Form 10-Q
period 2011-06-30
BioRestorative Therapies, Inc.
filed 2011-08-17
CIK 1505497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-54402

BIORESTORATIVE THERAPIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1835664
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

555 Heritage Drive Jupiter, Florida	33458
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 904-6070

Stem Cell Assurance, Inc.
(Former name, former address and former fiscal year, if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes  ☐   No  ☒

As of August 17, 2011, there were 566,828,011 shares of the issuer’s common stock outstanding.

BIORESTORATIVE THERAPIES, INC & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Table of Contents

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Condensed Consolidated Balance Sheets as of
June 30, 2011 (Unaudited) and December 31, 2010	1

Unaudited Condensed Consolidated Statements of Operations for the
Three and Six Months Ended June 30, 2011 and 2010 and for the Period from December 30, 2008 (Inception) to June 30, 2011	2

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the
Six Months Ended June 30, 2011	3

Unaudited Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2011 and 2010 and for the Period from December 30, 2008 (Inception) to June 30, 2011	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	25

ITEM 4. Controls and Procedures.	25

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.	27

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	27

ITEM 3. Defaults Upon Senior Securities.	27

ITEM 4. (Removed and Reserved)	27

ITEM 5. Other Information.	28

ITEM 6. Exhibits.	29

Signatures.	30

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets

Current Assets:
Cash	$7,185	$18,074
Prepaid expenses and other current assets	58,170	-

Total Current Assets	65,355	18,074

Property and equipment, net	412,309	446,756
Intangible assets, net	3,492	3,676
Security deposit	4,415	-

Total Assets	$485,571	$468,506

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$308,479	$160,187
Accrued expenses and other current liabilities	577,675	341,618
Notes payable, net of debt discount of $76,118 and $19,476 at June 30, 2011 and December 31, 2010, respectively	1,928,236	514,047

Total Current Liabilities	2,814,390	1,015,852

Notes payable - less current maturities	153,682	196,876

Total Liabilities	2,968,072	1,212,728

Commitments and contingencies	-	-

Stockholders' Deficiency:
Preferred stock, $0.01 par value; Authorized, 1,000,000 shares; none issued and outstanding at June 30, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value; Authorized, 800,000,000 shares at June 30, 2011 and December 31, 2010; Issued, 584,643,645 and 461,148,534 shares at June 30, 2011 and December 31, 2010, respectively; Outstanding, 556,712,611 and 433,217,500 shares at June 30, 2011 and December 31, 2010, respectively	584,644	461,149
Additional paid-in capital	2,733,353	2,270,219
Shares issuable	-	6,971
Deficit accumulated during development stage	(5,768,498)	(3,450,561)
Treasury stock, at cost, 27,931,034 shares at June 30, 2011 and December 31, 2010	(32,000)	(32,000)

Total Stockholders' Deficiency	(2,482,501)	(744,222)

Total Liabilities and Stockholders' Deficiency	$485,571	$468,506

See Notes to these Condensed Consolidated Financial Statements

1 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statements of Operations
(unaudited)

					Period from
					December 30,
	Three Months		Six Months		2008 (Inception) to
	Ended June 30,		Ended June 30,		June 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Marketing and promotion	17,033	65,251	61,838	88,502	265,960
Payroll and benefits	338,344	-	881,775	-	1,637,934
Consulting expenses	239,397	33,486	435,255	184,380	1,977,704
General and administrative	443,456	79,989	676,968	238,230	1,395,786
Research and development	-	-	-	11,620	11,620

Total Operating Expenses	1,038,230	178,726	2,055,836	522,732	5,289,004

Loss From Operations	(1,038,230)	(178,726)	(2,055,836)	(522,732)	(5,289,004)

Other Income (Expense)
Other income	-	11,196	-	11,196	11,457
Interest expense	(166,610)	(29,756)	(262,101)	(151,122)	(501,315)

Total Other Expense	(166,610)	(18,560)	(262,101)	(139,926)	(489,858)

Net Loss	$(1,204,840)	$(197,286)	$(2,317,937)	$(662,658)	$(5,778,862)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	569,356,834	475,392,368	558,684,710	459,643,833

See Notes to these Condensed Consolidated Financial Statements

2 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statement of Changes in Stockholders' Deficiency
Six Months Ended June 30, 2011

(unaudited)

					Deficit
					Accumulated
			Additional		During
	Common Stock		Paid-In	Shares	Development	Treasury Stock
	Shares	Amount	Capital	Issuable	Stage	Shares	Amount	Total

Balance - December 31, 2010	461,148,534	$461,149	$2,270,219	$6,971	$(3,450,561)	(27,931,034)	$(32,000)	$(744,222)

Shares issued for consulting services - (at $0.008)	8,230,800	8,231	59,756	-	-	-	-	67,987

Shares issued to board of directors - (at $0.008)	10,000,000	10,000	41,625	-	-	-	-	51,625

Shares reissued to former President - (at par value)	12,576,811	12,577	(12,577)	-	-	-	-	-

Shares issued pursuant to settlement agreement (at $0.008)	8,312,500	8,312	60,350	-	-	-	-	68,662

Shares issued as debt discount in connection with notes payable (at $0.007)	34,375,000	34,375	208,086	(6,971)	-	-	-	235,490

Shares issued to CEO pursuant to employment agreement (at $0.008)	50,000,000	50,000	73,900	-	-	-	-	123,900

Stock-based compensation - options			31,994	-	-	-	-	31,994

Net loss	-	-	-	-	(2,317,937)	-	-	(2,317,937)

Balance - June 30, 2011	584,643,645	$584,644	$2,733,353	$-	$(5,768,498)	(27,931,034)	$(32,000)	$(2,482,501)

See Notes to these Condensed Consolidated Financial Statements.

3 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statements of Cash Flows

(unaudited)

			Period from
			December 30,
	Six Months		2008 (Inception) to
	Ended June 30,		June 30,
	2011	2010	2011
Cash Flows From Operating Activities
Net loss	$(2,317,937)	$(662,658)	$(5,778,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	178,848	140,621	389,575
Depreciation and amortization	52,403	14,145	107,173
Stock-based compensation	344,168	107,450	2,169,493
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(58,170)	3,124	(58,170)
Security deposit	(4,415)	-	(4,415)
Accounts payable	148,292	19,831	248,479
Accrued expenses and other current liabilities	236,057	12,746	573,675

Total Adjustments	897,183	297,917	3,425,810

Net Cash Used in Operating Activities	(1,420,754)	(364,741)	(2,353,052)

Cash Flows From Investing Activities
Purchases of property and equipment	(17,772)	(39,577)	(163,243)
Acquistion of intangible assets	-	(2,200)	(3,676)

Net Cash Used in Investing Activities	(17,772)	(41,777)	(166,919)

Cash Flows From Financing Activities
Proceeds from notes payable	1,637,500	37,900	2,248,639
Repayments of notes payable	(209,863)	(130,975)	(386,658)
Sale of common stock for cash	-	501,300	691,300
Proceeds from exercise of warrrants	-	-	1,875
Repurchase of common stock	-	-	(28,000)

Net Cash Provided by Financing Activities	1,427,637	408,225	2,527,156

Net (Decrease) Increase In Cash	(10,889)	1,707	7,185

Cash - Beginning	18,074	42	-

Cash - Ending	$7,185	$1,749	$7,185

See Notes to these Condensed Consolidated Financial Statements

4 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statements of Cash Flows--Continued

(unaudited)

			Period from
			December 30,
	Six Months		2008 (Inception) to
	Ended June 30,		June 30,
	2011	2010	2011
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$36,274	$7,350	$53,121

Non-cash investing and financing activites:
Shares issued as debt discount in connection with notes payable	$235,490	$-	$458,722
Shares issued in connection with reverse recapitalization	$-	$-	$362,000
Shares issued pursuant to reverse recapitalization and subsequently cancelled	$-	$-	$146,195
Shares issuable as debt discount in connection with note payable	$6,971	$-	$-
Purchase of property and equipment for note payable	$-	$-	$291,055
Purchase of property and equipment for account payable	$-	$-	$60,000
Accrued payable for treasury shares repurchased	$-	$-	$7,000
Shares reissued to former President	$12,577	$-	$12,577
Shares (returned) issued as collateral in connection with note payable	$-	$(530,000)	$-

See Notes to these Condensed Consolidated Financial Statements

5 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 - Business Organization and Nature of Operations

BioRestorative Therapies, Inc., formerly Stem Cell Assurance, Inc. (and including its subsidiaries, the “Company”), is a development stage enterprise whose primary activities since inception have been the research and development of its business plan, negotiating strategic alliances and other agreements, and raising capital.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2011, for the three and six months ended June 30, 2011 and 2010 and for the period from December 30, 2008 (inception) to June 30, 2011. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results for the full year ending December 31, 2011. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2010 and for the year then ended, and for the period from December 30, 2008 (inception) to December 30, 2010, which were filed with the Securities and Exchange Commission on Form 10/A on July 11, 2011.

On February 1, 2011, the Company formed Stem Cell Cayman Ltd. (“Cayman”) as a wholly-owned subsidiary in the Cayman Islands.

Note 2 - Going Concern and Management Plans

As of June 30, 2011, the Company had a working capital deficiency and a stockholders’ deficiency of $2,749,035 and $2,482,501, respectively. The Company has not generated any revenues and incurred net losses of $5,778,862 during the period from December 30, 2008 (inception) through June 30, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company's primary source of operating funds since inception has been its stockholders and note financings. The Company intends to raise additional capital through private debt and equity investors. The Company is currently a development stage company and there is no assurance that these funds will be sufficient to enable the Company to fully complete its development activities or attain profitable operations.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of Cayman, Stem PearlsTM, LLC and Lipo Rejuvenation Centers, Inc. (an inactive entity). All significant intercompany transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include the recoverability and useful lives of long-lived assets, the fair value of the Company’s stock, stock-based compensation, debt discount and deferred tax assets, including a valuation allowance.

6 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 - Summary of Significant Accounting Policies - Continued

Concentrations of Credit Risk

The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC. As of June 30, 2011, the Company had $2,450 deposited with an offshore financial institution which is not insured by the FDIC.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of such assets and liabilities.

The Company adopted the provisions of Accounting Standards Codification (“ASC”) Topic 740.10, which prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on derecognition, classification, interest and payables accounting in interim financial statements and related disclosures.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2011 and 2010.

Net Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants.

The Company’s issued and outstanding common shares as of June 30, 2011 do not include the underlying shares issuable upon the exercise of the 24,000,000 options and 2,000,000 warrants with an exercise price of $0.01 or less. At June 30, 2010, the Company’s issued and outstanding common shares do not include the underlying shares issuable upon the exercise of the 2,000,000 warrants with an exercise price of $0.01 or less. See Notes 8 and 9. In accordance with ASC 260, the Company has given effect to the issuance of these options and warrants in computing basic and diluted net loss per share.

The Company’s issued and outstanding common shares as of June 30, 2011 include 40,000,000 shares of stock awards that are non-vested.  In accordance with ASC 260, the Company has not given effect to the issuance of these shares in computing basic net loss per share.

Potentially dilutive securities realizable from the vesting of 40,000,000 shares of restricted stock and the exercise of options for the purchase of 5,150,000 shares as of June 30, 2011 are excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. There were no potentially dilutive securities as of June 30, 2010.

7 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 - Summary of Significant Accounting Policies – Continued

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Since the shares underlying the Company’s 2010 Equity Participation Plan (the “Plan”) are not currently registered, the fair value of the Company’s restricted equity instruments was estimated based on (1) historical observations of cash prices paid for the Company's restricted common stock; and (2) publicly traded prices after taking discounts for the applicable restrictions.

Stock-based compensation for non-employees and directors is reflected in consulting expenses in the condensed consolidated statements of operations. Stock-based compensation for employees is reflected in payroll and benefits in the condensed consolidated statements of operations.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2011 presentation. These reclassifications have no impact on previously reported earnings.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU addresses fair value measurement and disclosure requirements within ASC Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRSs. Generally, this ASU is not intended to change the application of the requirements in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for periods beginning after December 15, 2011. It is not expected to have any impact on the Company’s condensed consolidated financial statements or disclosures.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Note 4 - Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	June 30, 2011	December 31, 2010
	(unaudited)

Accrued loan interest	$31,941	$11,116
Credit card payable	18,162	20,132
Accrued payroll and severance	368,093	230,370
Accrued professional fees	140,000	80,000
Deferred rent	19,479	-

Total	$577,675	$341,618

8 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 - Notes Payable

During 2010, the Company purchased certain property and equipment with a value of $304,055. In February 2011, the Company renegotiated the terms of the then $291,055 payable with the vendor and entered into a promissory note. The agreement provides for an immediate principal payment of $25,000, plus monthly installments of $8,094, including an effective interest rate of 6%. The Company made $48,019 of principal payments during the six months ended June 30, 2011. The note matures on February 1, 2014 and is collateralized by the equipment purchased. The outstanding balance of this note as of June 30, 2011 and December 31, 2010 was $243,036 and $291,055, respectively.

During the six months ended June 30, 2011, the Company and its wholly-owned subsidiary, Cayman, obtained new debt financing in the aggregate amount of $1,637,500. The debt is repayable three months from the date of issuance of the respective notes; however, the Company and Cayman have the right to extend the maturity date for an additional three months. During the initial three month period of the notes, the rate of interest will be 10% per annum; during any extension period, the interest rate would be increased to 15% per annum. The Company is using the effective interest rate method of recording interest expense.  In connection with the financing, an aggregate of 32,750,000 shares of common stock of the Company were issued to the lenders, with a relative fair value of $224,370. These shares were accounted for as a debt discount and amortized over the estimated life of the related debt.

During the six months ended June 30, 2011, the Company exercised its option to extend the maturity date for an additional three month period for notes with an aggregate principal amount of $1,560,000. During the first six months of 2011, the maturity dates of three notes payable with an aggregate principal balance of $125,000 were extended to November 2011 through December 2011 and the investors received an aggregate of 625,000 shares of common stock. All of the extended notes bear a 15% interest rate per annum payable monthly and are now payable on various dates from July 2011 to December 2011. The Company repaid other notes payable with an aggregate principal balance of $161,844 during the six months ended June 30, 2011.

In January 2011, the Company issued 1,000,000 shares of common stock with a relative fair value of $6,971 to a private debt investor. Such shares were issuable at December 31, 2010 in connection with a 2010 note payable issuance.

The Company recorded amortization of debt discount of $107,762 and $178,848 during the three and six months ended June 30, 2011, respectively, and $29,756 and $140,621 during the three and six months ended June 30, 2010, respectively. Aggregate amortization of debt discount from December 30, 2008 (inception) to June 30, 2011 was $389,575.

See Note 9, Subsequent Events.

Note 6 - Commitments and Contingencies

Operating Lease

On January 20, 2011, the Company entered into a three year lease agreement with respect to premises located at the Alexandria Innovation Center in Jupiter, Florida. The lease, as amended on March 11, 2011, expires on January 31, 2014 and provides for a base monthly rent of $6,052 for the initial year, $6,234 during the second year and $6,422 during the third year; however, pursuant to the lease, no base rent is payable during the initial year. The Company has the right to lease the premises for an additional three years at the then fair market value rent. The aggregate base rent payable over the lease term is being recognized on a straight-line basis.  See Note 4 for the deferred rent balance.

Effective May 1, 2011, the Company terminated its month-to-month lease in Boca Raton, Florida.

Rent expense amounted to approximately $20,000 and $44,000 for the three and six months ended June 30, 2011, respectively, and $2,500 and $9,000 for the three and six months ended June 30, 2010, respectively. Rent expense for the period from December 30, 2008 (inception) to June 30, 2011 was approximately $89,000. Rent expense is reflected in general and administrative expenses in the condensed consolidated statements of operations.

9 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 - Commitments and Contingencies – Continued

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s condensed consolidated financial position or results of operations.

Consulting Agreements

Business Advisory Services

Pursuant to a March 1, 2011 agreement for business advisory services, which has a term that expires on March 31, 2012, the retained firm is to provide consultation and assistance with regard to the Company’s efforts to have its securities listed on the OTC Bulletin Board or a securities exchange, establish an offshore stem cell treatment facility, develop business, including with regard to acquisition and joint venture opportunities, develop a physician distribution network for the sale of the Company’s stem cell skin care products, and comply with regulatory requirements. Pursuant to the agreement, the Company paid  $35,000 in consideration of services rendered to date and a $25,000 retainer, included in prepaid expenses and other current assets, for services to be rendered during the term. The Company also agreed to pay an additional $130,000 fee, and issue 10,500,100 shares of common stock, both of which are to be paid, expensed and issued in equal monthly installments during the term of the agreement. Through June 30, 2011, the Company issued 3,230,800 shares of common stock valued at $26,687 which was expensed during the period.

Marketing Consulting Services

Pursuant to a March 1, 2011 agreement for marketing consulting services, which had an initial term that expired on June 30, 2011, the retained firm is to provide consultation and assistance with regard to the Company’s efforts to market itself with respect to medical tourism, establish business relationships with governmental officials, and establish an offshore stem cell treatment facility. Pursuant to the agreement, the Company paid $20,000 in consideration of services rendered to date and a $10,000 retainer for services to be rendered during the term. The Company also agreed to pay an additional $20,000 fee, and issue 5,000,000 shares of common stock, both of which are to be paid, expensed and issued in equal monthly installments during the term of the agreement. Through June 30, 2011, the Company issued 5,000,000 shares of common stock valued at $41,300 which was expensed during the period.  On July 1, 2011, the agreement was extended to September 30, 2011 and the Company agreed to pay an additional $15,000 fee ratably in advance on the first day of each month commencing on July 1, 2011.

Former Director

Effective April 7, 2011, the Company entered into a consulting agreement with a former director in connection with the implementation of its business plan. Pursuant to the agreement, subject to the satisfaction of certain performance conditions, the former director is entitled to receive options for the purchase of up to 5,000,000 shares of common stock, pursuant to the Plan, at an exercise price equal to the fair market value on the date of grant. The Company will recognize expense associated with this award if and when it becomes probable that the consultant will satisfy the conditions.  As of June 30, 2011, these options have not yet been granted.

Administrative and Compliance Support Services

Effective April 15, 2011, the Company entered into an agreement for administrative and compliance support services with an entity which specified the services to be provided over a 35 hour work week, in exchange for $4,000 per month. In addition, on April 27, 2011, the Company granted to the entity a ten-year option to purchase of 200,000 shares of common stock at an exercise price of $0.02 per share, pursuant to the Plan. Options for the purchase of 100,000 of such shares became exercisable immediately and options for the purchase of the remaining 100,000 shares become exercisable when the key employee of the consultant becomes a full-time employee of the Company. The $1,620 grant date fair value will be recognized one-half immediately with the balance recognized when it becomes probable that the key employee of the consultant will become a full-time employee of the Company.

10 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 - Commitments and Contingencies – Continued

Employment Agreements

Vice President of Research and Development

Effective April 5, 2011, the Company entered into an employment agreement, as amended on May 10, 2011, with its Vice President of Research and Development (“VP of R&D”). Pursuant to the employment agreement, the VP of R&D is entitled to receive $150,000 per annum.  In addition, subject to the satisfaction of certain performance conditions, he is entitled to a bonus of up to $55,000 and option grants for the purchase of up to 3,150,000 shares of common stock at an exercise price equal to the fair market value on the date of grant. The agreement also provides for severance. Concurrently with the execution of the employment agreement, the Company granted a ten-year option to purchase 4,000,000 shares of common stock at an exercise price of $0.01 per share, pursuant to the Plan. Options for the purchase of 2,000,000 of such shares became exercisable immediately and options for the purchase of the remaining 2,000,000 shares become exercisable on the first anniversary of the date of grant. The $32,400 grant date fair value will be recognized one-half immediately with the balance amortized ratably over the vesting period. On June 24, 2011, the VP of R&D qualified to receive a bonus of $10,000 and vested ten-year options for the purchase of 150,000 shares of common stock at an exercise price of $0.025 per share, pursuant to his employment agreement. The $1,200 grant date value of these options was recognized immediately.

Following the execution of the employment agreement, the VP of R&D was sued by his former employer with regard to certain confidentiality and non-competition restrictions in an agreement to which he was a party. The former employer obtained a preliminary injunction against the VP of R&D which enjoins him from using or disseminating information he obtained from his former employer, including using such information to solicit his former employer’s customers. A ruling on a permanent injunction motion is pending. The Company has taken actions to limit the VP of R&D’s activities and it is monitoring the court’s determinations.  The Company is not currently a party to the action.

Chief Executive Officer (the “CEO”),

In January 2011, pursuant to an amended employment agreement, the Company issued 15,000,000 shares of common stock to its CEO pursuant to the Plan. In connection with this issuance, the Company immediately recorded the $123,900 value of the common stock as stock-based compensation expense. The Company has agreed to be responsible for the payment of all taxes incurred by the CEO as a result of the grant, as well as all taxes incurred as a result of such tax payments on the CEO’s behalf.

Effective May 31, 2011 (the “Modification Date”) , the Company’s employment agreement with its CEO was amended to provide that the option granted to him on December 23, 2010 for the purchase of 50,000,000 shares of common stock (the “Original Grant”) was null and void. In addition, concurrently, the Company granted to the CEO 35,000,000 shares of common stock (the “Modified Grant”). The shares vest at such time as the Company receives equity and/or debt financing in an aggregate amount equal to three times the tax payable in connection with the grant. The Company has agreed to be responsible for the payment of all taxes incurred by the CEO as a result of the grant, as well as all taxes incurred as a result of such tax payments on the CEO’s behalf. The Company will not recognize any incremental compensation expense for the modification of the grant because (1) the grant date fair value of the immediately vested Original Grant was fully recognized on the grant date; and (2) the fair value of the Modified Grant was less than the fair value of the Original Grant, both as of the Modification Date.

11 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 - Commitments and Contingencies – Continued

Termination Agreements

Former President

In January 2011, pursuant to a Termination Agreement dated December 15, 2010, the Company reissued 12,576,811 shares of common stock to its former President. In addition, the Company agreed to pay $120,000 of severance ratably over a 24 month period and took responsibility for approximately $20,152 of business related credit card indebtedness.  At June 30, 2011, $87,500 of severance payable was outstanding and $18,162 of business related credit card indebtedness was outstanding. These obligations are included in accrued expenses and other current liabilities in the condensed consolidated balance sheet.

Founder/Stem Cell Research Company, LLC

Effective January 29, 2011, the Company terminated its relationship with a founder of the Company. Pursuant and subject to the terms and conditions of the Termination Agreement between the parties, the founder waived any rights he may have had pursuant to a certain employment agreement entered into with the Company in August 2010 and the Company agreed to pay to Stem Cell Research Company, LLC (“Stem Cell Research”), a principal shareholder of the Company, $180,000 over a 12 month period, of which $130,000 was outstanding and included in accrued expenses and other current liabilities in the condensed consolidated balance sheet at June 30, 2011. In addition, pursuant to the Termination Agreement, each of the founder and Stem Cell Research has agreed to certain restrictive covenants, including with regard to the sale of shares of common stock of the Company.

Other Employee

On April 4, 2011, the Board was informed of an employee’s resignation and it authorized the payment of six months of severance or $25,000 ratably over the eight months following the termination date, of which $18,750 was outstanding and included in accrued expenses and other current liabilities in the condensed consolidated balance sheet at June 30, 2011. Pursuant to the provisions of the Plan, the Board determined that the options granted on December 15, 2010 to this employee for the purchase of 2,000,000 shares of common stock of the Company shall remain exercisable until, and shall thereupon terminate if not exercised, two years from the date of termination of employment.

Chief Financial Officer (the “CFO”)

 In June 2011, the Company and its CFO entered into an agreement whereby, effective June 25, 2011, (1) the CFO resigned his director and officer positions with the Company and its subsidiaries; (2) he became subject to two year non-compete and non-solicitation restrictions; plus certain restrictions on the sale of the Company’s common stock; and (3) the Company will pay him an aggregate amount of $50,000 of severance in full satisfaction of all obligations ratably over the remainder of the calendar year, of which $46,154 was outstanding and included in accrued expenses and other current liabilities in the condensed consolidated balance sheet at June 30, 2011. In addition, the CFO and the CEO executed a Shareholder Agreement and Irrevocable Proxy whereby the CEO will be permitted to vote as proxy all of the Company’s common stock owned by the CFO for a period of three years.

New Director Compensation

On April 4, 2011, two non-employees were elected to serve as directors of the Company. On April 21, 2011, the two new non-employee directors were each granted 5,000,000 shares of common stock. One-half of the shares vested and were expensed upon grant and the other half vests on the first anniversary of the grant. The aggregate $82,600 grant date fair value will be recognized one-half immediately with the balance amortized ratably over the vesting period. In addition, each of the new directors will receive $20,000 in cash, payable in four quarterly installments of $5,000 (subject to deferral if the remaining directors determine that the Company needs to conserve its cash), of which $10,000 was outstanding and included in accrued expenses and other current liabilities in the condensed consolidated balance sheet at June 30, 2011.

12 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 - Commitments and Contingencies – Continued

Settlement Agreements

Quick Capital of L.I. Corp.

Effective February 23, 2011, the Company entered into a Settlement Agreement with Quick Capital of L.I. Corp. (“Quick Capital”) and Olde Estate, LLC (“Olde Estate”). Pursuant to the Settlement Agreement, the Company paid to Quick Capital approximately $36,000 and issued to Olde Estate 8,312,500 shares of its common stock valued at $68,662, which was recognized as expense immediately, in satisfaction of the Company’s monetary and stock issuance obligations to Quick Capital and Olde Estate under a Credit Support, Security and Registration Rights Agreement, dated as of August 17, 2010.

Sound Surgical Technologies, LLC

On March 8, 2011, the Company and Sound Surgical Technologies, LLC (“Sound Surgical”) entered into a Settlement Agreement and Release of Claim (the “Settlement Agreement”) pursuant to which the parties agreed that the Company’s purchase from Sound Surgical of one piece of equipment was cancelled, the Company’s obligations under a certain purchase agreement were terminated and the Company retained one piece of purchased equipment. On March 8, 2011, the Company paid to Sound Surgical $65,000 in connection with the purchase of the retained equipment and to complete the Settlement Agreement.

Note 7 - Stockholders’ Deficiency

Common Stock

See Note 5, Notes Payable for details associated with common stock issued in conjunction with the issuances and extensions of notes payable.

See Note 6, Commitments and Contingencies - Termination Agreements for details associated with a common stock reissuance.

Note 8 - Stock-Based Compensation

2010 Equity Participation Plan

On March 28, 2011, the Board of Directors of the Company increased the number of shares of common stock that may be issued pursuant to the Plan to 200,000,000. Stockholder approval of the increase was obtained effective as of April 4, 2011.

Common Stock

See Note 6, Commitments and Contingencies for details associated with the issuance of common stock as compensation to employees, directors and consultants.

Employee Awards

The Company recorded stock–based compensation expense of $0 and $123,900 during the three and six months ended June 30, 2011, respectively, and $123,900 during the period from December 30, 2008 (inception) to June 30, 2011, related to employee stock grants, which is reflected as payroll and benefits expense in the condensed consolidated statement of operations. The Company recorded no stock based compensation expense during the three and six months ended June 30, 2010, related to employee stock grants. As of June 30, 2011, there was no unrecognized employee stock-based compensation expense related to employee stock grants.

13 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 - Stock-Based Compensation – Continued

Common Stock – Continued

Director Awards

The Company recorded stock–based compensation expense of $51,625 during the three and six months ended June 30, 2011 and $214,040 during the period from December 30, 2008 (inception) to June 30, 2011, related to director stock grants, which is reflected as consulting expenses in the condensed consolidated statement of operations. As of June 30, 2011, there was $30,715 of unrecognized director stock-based compensation expense related to stock grants that will be amortized over a weighted average period of 0.8 years.

Consultant Awards

The Company recorded stock–based compensation expense of $50,990 and $136,648 during the three and six months ended June 30, 2011 and $1,325,910 during the period from December 30, 2008 (inception) to June 30, 2011, related to consultant stock grants, which is reflected as consulting expenses in the condensed consolidated statement of operations. During the three and six months ended June 30, 2010, the Company recorded stock–based compensation expense of $3,600 and $107,450, respectively, related to consultant stock grants. As of June 30, 2011, there was no unrecognized consultant stock-based compensation expense.

Stock Award Summary

A summary of common stock award activity for the six months ended June 30, 2011 is presented below:

		Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value

Non-vested, December 31, 2010	-	$-	$-
Granted	76,543,300	0.00826	632,248
Vested	(36,543,300)	0.00826	(301,848)
Forfeited	-	-	-
Non-vested, June 30, 2011	40,000,000	$0.00826	$330,400

Stock Options

The Company has computed the fair value of options granted using the Black-Scholes option pricing model.  Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term of options granted represents the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” option grants. Since the Company’s stock has not been publicly traded for a long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of these options, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options.

14 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 - Stock-Based Compensation – Continued

In applying the Black-Scholes option pricing model, the Company used the following weighted average assumptions:

Three and Six Months Ended
June 30,
2011
Risk free interest rate	1.63%
Expected term (years)	4.44
Expected volatility	207.00%
Expected dividends	0.00%

No stock options were granted during the three and six months ended June 30, 2010. The weighted average estimated fair value of the stock options granted during the three and six months ended June 30, 2011 was approximately $0.008 per share.

Employee Awards

On April 21, 2011, the Company granted to an existing employee a ten-year option to purchase 300,000 shares of common stock at an exercise price of $0.02 per share, pursuant to the Plan, of which 100,000 shares are immediately exercisable, 100,000 are exercisable on the first anniversary of the grant and 100,000 are exercisable on the second anniversary of the grant. The $2,430 grant date fair value will be recognized one-third immediately with the balance amortized ratably over the vesting period.

See Note 6, Commitments and Contingencies – Employment Agreements for details associated with options granted to the VP of R&D.

The Company recorded stock–based compensation expense of $22,463 during the three and six months ended June 30, 2011 and $443,733 during the period from December 30, 2008 (inception) to June 30, 2011, related to employee stock option grants, which is reflected as payroll and benefits expense in the condensed consolidated statement of operations. The Company recorded no stock-based compensation expense during the three and six months ended June 30, 2010, related to employee stock option grants. As of June 30, 2011, there was $13,568 of unrecognized employee stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 0.9 years.

Director Awards

On April 2, 2011, a director of the Company resigned. Pursuant to the provisions of the Plan, the Board determined that the options granted on December 15, 2010 for the purchase of 4,000,000 shares of common stock of the Company shall remain exercisable until, and shall thereupon terminate if not exercised, two years from the date of resignation.

On April 7, 2011, a director of the Company resigned. Pursuant to the provisions of the Plan, the Board determined that the options granted on December 15, 2010 for the purchase of 4,000,000 shares of common stock of the Company shall remain exercisable until, and shall thereupon terminate if not exercised, five years from the date of resignation.

The Company recorded no stock–based compensation expense during the three and six months ended June 30, 2011 and 2010 and $162,415 during the period from December 30, 2008 (inception) to June 30, 2011, related to director stock option grants.

15 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 - Stock-Based Compensation – Continued

Stock Options – Continued

Consultant Awards

Effective June 10, 2011, the Company established a Scientific Advisory Board and reserved 5,000,000 shares of common stock to be issued to members (“Advisors”) pursuant to the Plan, as either options or restricted stock grants.

Pursuant to a June 10, 2011 agreement between the Company and its first appointed Advisor, the Advisor is entitled to: (1) an immediate grant of a vested five-year option to purchase 500,000 shares of common stock at an exercise price of $0.024 per share; and (2) a grant on each successive anniversary date, on which he remains an Advisor, of a vested five-year option to purchase 250,000 shares of common stock at an exercise price per share equal to the fair market value of the common stock on the date of grant. The Company immediately recognized the $3,450 grant date fair value of the initial award.

Pursuant to a June 24, 2011 agreement between the Company and its second appointed Advisor, the Advisor is entitled to: (1) an immediate grant of a five-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.025 per share, of which 667,000 shares are immediately exercisable, 667,000 are exercisable on the first anniversary of the grant and 666,000 are exercisable on the second anniversary of the grant; and (2) a grant on the third anniversary of the award and each subsequent anniversary, on which he remains an Advisor, of a vested five-year option to purchase 250,000 shares of common stock at an exercise price per share equal to the fair market value of the common stock on the date of grant. The $14,600 grant date fair value of the initial award will be recognized one-third immediately with the balance amortized ratably over the vesting period.

See Note 6, Commitments and Contingencies – Consulting Agreements for details associated with an option granted to a consulting entity.

The Company recorded stock–based compensation expense of $9,532 during the three and six months ended June 30, 2011 and $9,532 during the period from December 30, 2008 (inception) to June 30, 2011, related to consultant and advisory board stock option grants, which is reflected as consulting expenses in the condensed consolidated statement of operations. The Company recorded no stock-based compensation expense during the three and six months ended June 30, 2010, related to consultant and advisory board stock option grants. As of June 30, 2011, there was $9,328 of unrecognized consultant and advisory board stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.0 years.

Option Award Summary

A summary of the status of the options issued under the Plan during the six months ended June 30, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2010	72,000,000	$0.004
Granted	7,150,000	0.016
Exercised	-	-
Voided	(50,000,000)	0.001
Forfeited	-	-
Outstanding, June 30, 2011	29,150,000	0.012	9.1	$-

Exercisable, June 30, 2011	25,517,000	$0.011	9.3	$-

16 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 - Stock-Based Compensation – Continued

Stock Options – Continued

The following table presents information related to stock options at June 30, 2011:

Options Outstanding		Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.010	26,000,000	9.5	24,000,000
0.020	500,000	9.8	200,000
0.024	500,000	4.9	500,000
0.025	2,150,000	5.9	817,000
	29,150,000	9.3	25,517,000

Warrants

There were no warrants granted during the three and six months ended June 30, 2011 and 2010. The Company recorded no stock-based compensation expense during the three and six months ended June 30, 2011 and 2010 and recorded $52,379 during the period from December 30, 2008 (inception) to June 30, 2011, related to consultant warrant grants.

As of June 30, 2011, there were 2,000,000 warrants outstanding with a weighted average exercise price of $0.01, a weighted average remaining contractual term of 3.1 years and no intrinsic value.

Note 9 - Subsequent Events

Notes Payable

Subsequent to June 30, 2011, the Company issued an aggregate of $150,000 of additional notes payable. In connection with the financing, 3,000,000 shares of common stock, with a relative fair value of $20,553, were issued to the lenders. The debt is repayable three months from the date of issuance of the notes; however, the Company has the right to extend the maturity date for an additional three months. During the initial three month period, four notes totalling $100,000 in principal amount have a rate of interest of 10% per annum, and one note totalling $50,000 in principal amount has a rate of interest of 15% per annum; during any extension period, the interest rate would be 15% per annum for all notes.

Subsequent to June 30, 2011, the maturity date of certain notes payable with an aggregate principal balance of $1,100,000 were extended to January 2012 through February 2012 and the investors received an aggregate of 5,500,000 shares of common stock, with a relative fair value of $37,681. Also subsequent to June 30, 2011, the Company exercised its option to extend the maturity date of a note payable with a principal amount of $50,000 for an additional three month period.  The extended note bears interest at a rate of 15% per annum, payable monthly, and the maturity is now November 2011.

The Company has certain notes payable aggregating $125,000 which mature on August 16, 2011.  The Company is currently in the process of negotiating an extension with these note holders.  As of the date of this filing, the Company has not received any notices of default with respect to these notes.

Company Name Change

On July 20, 2011, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with BioRestorative Therapies, Inc., a Nevada corporation that was formed concurrently as a wholly-owned subsidiary of the Company.  Pursuant to the Merger Agreement, effective August 15, 2011, BioRestorative Therapies, Inc. merged with and into the Company (the surviving corporation) solely to effect a name change of the Company to BioRestorative Therapies, Inc.

17 | Page

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of BioRestorative Therapies, Inc., formerly Stem Cell Assurance, Inc. (and including its subsidiaries, "BRT" or the “Company”) for the three and six months ended June 30, 2011 and 2010 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to BRT. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Quarterly Report may not occur.  Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earning or other aspects of our operating results.  The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.  Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A of our Registration Statement on Form 10/A filed with the Securities and Exchange Commission (the “SEC”) on July 11, 2011.

Any one or  more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate.  Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview

Every human being has stem cells in his or her body.  These cells exist from the early stages of human development until the end of a person’s life.  Throughtout our lives, our body continues to produce stem cells that regenerate to produce differentiated cells that make up various aspects of the body such as skin, blood, muscle and nerves.  These are generally referred to as adult stem cells (non-embryonic).  These cells are important for the purpose of medical therapies aiming to replace lost or damaged cells or tissue or to otherwise treat disorders.

Our goal is to become a medical center of excellence using cell and tissue regenerative therapy protocols, primarily involving a patient’s own (autologous) adult stem cells, allowing patients to undergo cellular-based treatments. As more and more cellular therapies become standard of care, we intend to focus on the unity of medical and scientific explanations for future clinical procedures and outcomes and the provision of adult stem cells for future personal medical applications. Among the initiatives that we are currently pursuing is one that would involve the use of brown fat in connection with the cell-based treatment of obesity, weight loss, diabetes, hypertension, other metabolic disorders and cardiac deficiencies.

We currently are developing an infrastructure to establish a laboratory for the possible development of cellular-based treatment protocols, stem cell-related intellectual property, and research applications as well as for stem cell collection and storage services.

We also operate a wholly-owned subsidiary, Stem Pearls™, LLC, which plans to offer and sell facial creams and other skin care products with certain ingredients that may include stem cells and/or other stem cell optimization or regenerative compounds.

We are a development stage enterprise. Our primary activities in the stem cell area have been the development of our business plan, negotiating strategic alliances and other agreements and raising capital. We have not commenced our principal operations, nor have we generated any revenues.  Our web site address is www.biorestorative.com.

Since inception on December 30, 2008, we have incurred substantial losses. As of June 30, 2011, our accumulated deficit was $5,768,498, our stockholders’ deficiency was $2,482,501 and our working capital deficiency was $2,749,035. We have not yet generated revenues and our losses have principally been operating expenses incurred in development, marketing and promotional activities in order to commercialize our products and services. We expect to continue to incur substantial costs for development, marketing and promotional activities over at least the next year.

18 | Page

Based upon our working capital deficiency as of June 30, 2011 and the lack of any revenues, we require equity and/or debt financing to continue our operations. Between June 2009 and the filing date of this report, we raised an aggregate of $2,398,639 in debt financing. As of June 30, 2011, our outstanding debt of $2,158,036, together with interest at rates ranging between 6% and 15% per annum, was due between July 2011 and February 2014. Subsequent to June 30, 2011, we have received aggregate debt financing of $150,000, and have extended the due date for repayment with respect to $1,100,000 of debt. As a result, we expect that the cash we have available will fund our operations only until August 2011 (at which time a substantial portion of our debt obligations will become due). We are currently considering several different financing alternatives to support our operations thereafter. If we are unable to obtain such additional financing on a timely basis and, notwithstanding any request we may make, our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail our development, marketing and promotions activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. See “Liquidity and Capital Resources” below.

Consolidated Results of Operations

Three Months Ended June 30, 2011 compared with Three Months Ended June 30, 2010

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended June 30, 2011 and 2010, respectively.

	Three Months Ended
	June 30,
	2011	2010

Operating Expenses:

Marketing and promotion	$17,033	$65,251
Payroll and benefits	338,344	-
Consulting expenses	239,397	33,486
General and administrative	443,456	79,989
Operating loss	(1,038,230)	(178,726)

Other income	-	11,196
Interest expense	(166,610)	(29,756)

Net loss	$(1,204,840)	$(197,286)

Marketing and promotion expenses

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, and entertainment and travel expenses. For the three months ended June 30, 2011, marketing and promotion expenses decreased by $48,218, or 74%, as compared to the three months ended June 30, 2010. The decrease was due primarily to a decrease in advertising expense of $22,323, a decrease in seminar and marketing expense of $18,185 and a decrease in travel expenses of $7,710, due to a management change and a strategic review of our business initiatives.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Payroll and benefits

Payroll and benefits consist primarily of salaries, bonuses, severance costs and stock-based compensation to employees. For the three months ended June 30, 2011, payroll and benefits amounted to $338,344 primarily due to salaries of $121,645, bonuses of $55,000, stock-based compensation to employees of $22,463, severance costs of $75,000 and payroll taxes of $64,236. We did not have any employees during the three months ended June 30, 2010.

19 | Page

Consulting expenses

Consulting expenses consist of consulting fees and stock-based compensation to consultants.  For the three months ended June 30, 2011, consulting expenses increased approximately $205,911, or 615%, compared to the three months ended June 30, 2010. The increase is due to $108,547 of increased stock-based compensation to consultants during the second quarter of 2011 as compared to the second quarter of 2010 and an increase in consultant fees incurred of $97,364. We began hiring employees in the fourth quarter of 2010; however we continue to use consultants to staff certain functions until a full-time employee is justified.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the three months ended June 30, 2011, general and administrative expenses increased by $363,467, or 454%, as compared to the three months ended June 30, 2010. The increase was primarily due to an increase in professional fees of $302,837, as result of the fees incurred for our Form 10 Registration Statement and 2010 financial statement audit, depreciation of $17,537, occupancy related expenses of $15,714 and insurance expense of $30,434, partially offset by a decrease in information technology and other administrative service costs of $10,773 and business development costs of $13,500.

We expect that our general and administrative expenses will continue to increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Other income

Other income represents primarily income from the sale of our sample cosmetic products for testing purposes at trade shows.  For the three months ended June 30, 2011, other income declined by $11,196 as we did not generate any income from the sale of sample products in 2011.

Interest expense

For the three months ended June 30, 2011, interest expense increased $136,854, or 460%, as compared to the three months ended June 30, 2010. The increase was mostly due to an increase in short-term borrowings and an increase in amortization of debt discount, classified as interest expense, in 2011.

Six Months Ended June 30, 2011 compared with Six Months Ended June 30, 2010

The following table presents selected items in our unaudited condensed consolidated statements of operations for the six months ended June 30, 2011 and 2010, respectively.

	Six Months Ended
	June 30,
	2011	2010

Operating Expenses:

Marketing and promotion	$61,838	$88,502
Payroll and benefits	881,775	-
Consulting expenses	435,255	184,380
General and administrative	676,968	238,230
Research and development	-	11,620
Operating loss	(2,055,836)	(522,732)

Other income	-	11,196
Interest expense	(262,101)	(151,122)

Net loss	$(2,317,937)	$(662,658)

20 | Page

Marketing and promotion expenses

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, and entertainment and travel expenses. For the six months ended June 30, 2011, marketing and promotion expenses decreased by $26,664, or 30%, as compared to the six months ended June 30, 2010. The decrease resulted primarily from a decrease in advertising expenses of $27,793, and a decrease in seminar expenses of $7,454, offset by an increase in travel expenses of $8,583, due to a management change and a strategic review of our business initiatives.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Payroll and benefits

Payroll and benefits consist primarily of salaries, bonuses, severance costs and stock-based compensation to employees. For the six months ended June 30, 2011, payroll and benefits amounted to $881,775 primarily due to salaries of $289,844, bonuses of $100,000, stock-based compensation to employees of $146,363, severance costs of $255,000 and payroll taxes of $90,568. We did not have any employees during the six months ended June 30, 2010.

 Consulting expenses

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the six months ended June 30, 2011, consulting expenses increased $250,874, or 136%, compared to the six months ended June 30, 2010. The increase is due to a $90,355 increase in stock-based compensation in the first six months of 2011 as compared to the first six months of 2010, an increase in consultant fees incurred of $150,519 and director fees incurred of $10,000 in the first six months of 2011.  We began hiring employees in the fourth quarter of 2010; however we continue to use consultants to staff certain functions until a full-time employee is justified.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and telecommunications expenses. For the six months ended June 30, 2011, general and administrative expenses increased $438,738, or 184%, as compared to the six months ended June 30, 2010. The increase resulted primarily from an increase in professional fees of approximately $440,402 as a result of fees incurred for our Form 10 Registration Statement and 2010 financial statement audit, depreciation of $37,760, occupancy related charges of $29,054 and insurance expense of $32,911, partially offset by a decrease in information technology and other administrative service costs of $29,773 and business development costs of $68,650.

We expect that our general and administrative expenses will continue to increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth in our business.

Research and development expenses

Research and development expenses are expensed as they are incurred. For the six months ended June 30, 2010, research and development expenses amounted to $11,620. No research and development expenses were incurred for the six months ended June 30, 2011.

We believe that a substantial investment in research and development is essential in the long term to remain competitive. Accordingly, we expect that, subject to the receipt of necessary additional financing, our research and development expenses will increase as we grow.

Other income

Other income represents primarily income from the sale of our sample cosmetic products for testing purposes at trade shows. For the six months ended June 30, 2011, other income decreased by $11,196, or 100%, as compared to the six months ended June 30, 2010, as we did not generate any income from the sale of sample products in 2011.

21 | Page

Interest expense

For the six months ended June 30, 2011, interest expense increased $110,979, or 73%, as compared to the six months ended June 30, 2010. The increase was mostly due to an increase in short-term borrowings and an increase in amortization of debt discount, classified as interest expense, in 2011.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	June 30,	December 31,
	2011	2010
	(unaudited)

Cash	$7,185	$18,074
Working Capital Deficiency	$(2,749,035)	$(997,778)
Notes Payable (Gross - Current)	$2,004,354	$533,523

From inception through June 30, 2011, we raised a total of $2,248,639 from the issuance of notes payable and $691,300 from the sale of common stock and warrants. As of June 30, 2011, we had $7,185 in unrestricted cash and a working capital deficiency of $2,749,035. Subsequent to June 30, 2011, we have secured additional debt financing of $75,000.

Availability of Additional Funds

Based upon our working capital deficiency of $2,749,035 as of June 30, 2011 and the lack of any revenues, we require equity and/or debt financing to continue our operations. Between June 2009 and June 30, 2011, we raised $2,248,639 in debt financing. As of June 30, 2011, our outstanding debt of $2,158,036, together with interest at rates ranging between 6% and 15% per annum, was due between July 2011 and February 2014. Subsequent to June 30, 2011, we have received aggregate debt financing of $150,000, and have extended the due date for repayment with respect to $1,110,000 of debt.  As of the date this Quarterly Report on Form 10-Q was filed, our outstanding debt of $2,308,036 consisted of the following:

Debt financing	# of notes	Interest rate	Maturing during the 3 months ending
$248,036	1	6%	(1)
150,000	3	10%	9/30/2011
100,000	4	10%	12/31/2011
160,000	6	12%	12/31/2011
325,000	5	15%	9/30/2011
225,000	5	15%	12/31/2011
1,100,000	2	15%	3/31/2012
$2,308,036

(1) - Monthly repayments of debt financing through February 2014

22 | Page

As a result, we believe that the cash we have available will fund our operations only until August 2011.  Thereafter, we will need to raise further capital, through the sale of additional equity securities or otherwise, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes). Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures.  Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

We may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms. Debt financing may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or to obtain funds by entering into financing agreements on unattractive terms.

These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

During the six months ended June 30, 2011, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the six months ended June 30, 2011 and 2010 in the amounts of $1,420,754 and $364,741, respectively. The cash used in operating activities for the six months ended June 30, 2011 was due to cash used to fund a net loss of $2,317,937, adjusted for non-cash expenses related to depreciation and amortization, amortization of debt discount, and stock-based compensation in the aggregate amount of $575,419, partially offset by $321,764 of cash provided by changes in the levels of operating assets and liabilities. The cash used in operating activities for the six months ended June 30, 2010 was due to cash used to fund a net loss of $662,658 adjusted for non-cash expenses related to depreciation and amortization, amortization of debt discount, and stock-based compensation in the aggregate amount of $262,216, partially offset by $35,701 of cash provided by changes in the level of operating assets and liabilities.

Net Cash Used in Investing Activities

We used $17,772 and $41,777 of cash during the six months ended June 30, 2011 and 2010, respectively, to acquire property and equipment and intangibles. The cash used in the six months ended June 30, 2011 includes the cost to acquire furniture, fixtures and office equipment. The cash used in the six months ended June 30, 2010 includes the cost to acquire medical equipment ($17,760), furniture and fixtures ($3,443), internet development ($10,545) and various other purchases ($9,429).

Net Cash Provided by Financing Activities

Cash provided by financing activities during the six months ended June 30, 2011 and 2010 was $1,427,637 and $408,225, respectively. During the six months ended June 30, 2011, the net proceeds were entirely from debt financing. During the six months ended June 30, 2010, $501,300 of proceeds were from equity financing activities, offset by net repayments of debt financing of $93,075.

23 | Page

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. Our significant estimates and assumptions include depreciation and the fair value of our stock, stock-based compensation, debt discount and deferred tax assets, including a valuation allowance.

Deferred Tax Valuation Allowance

 We believe significant uncertainties exist regarding the future realization of deferred tax assets, and, accordingly, a full valuation allowance has been established. In subsequent periods, if and when we generate pre-tax income, a tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, some or all of the existing valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased.

Stock-Based Compensation

We account for equity instruments issued to non-employees in accordance with accounting guidance which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

We account for equity instruments issued to employees in accordance with accounting guidance that requires awards are recorded at their fair value on the date of grant and are amortized over the vesting period of the award. We recognize compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, if applicable.

Since the Plan is not currently registered, the fair value of our restricted equity instruments was estimated based on (1) historical observations of cash prices paid for our restricted common stock; and (2) publicly traded prices after taking appropriate discounts for the applicable restrictions.

The fair value of options is estimated using the Black-Scholes valuation model. These fair values were estimated using the following additional assumptions:

Three and Six Months Ended
June 30,
2011
Risk free interest rate	1.63%
Expected term (years)	4.44
Expected volatility	207.00%
Expected dividends	0.00%

Risk-Free Interest Rate. This is the United States Treasury rate for the day of the grant having a term equal to the expected term of the option. An increase in the risk-free interest rate will increase the fair value and the related compensation expense.

Expected Term. This is the period of time over which the award is expected to remain outstanding. The expected term of options granted during the periods was calculated using the simplified method set out in SEC Staff Accounting Bulletin, No. 107, as amended by No. 110, using the vesting period set forth in the option agreements and the expected contractual term of 10 years. The simplified method defines the expected term as the average of the contractual term and vesting period. An increase in the expected term will increase the fair value and the related compensation expense.

24 | Page

Expected Volatility. This is a measure of the amount by which our share price has fluctuated or is expected to fluctuate. Since the Company’s stock has not been publicly traded for a long period of time, we use the average of the historic volatility of comparative companies. An increase in the expected volatility will increase the fair value and the related compensation expense.

Dividend Yield. We have not made any dividend payment nor do we have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease the fair value and the related compensation expense.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU addresses fair value measurement and disclosure requirements within Accounting Standards Codification ("ASC") Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRSs. Generally, this ASU is not intended to change the application of the requirements in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for periods beginning after December 15, 2011. It is not expected to have any impact on our consolidated financial statements or disclosures.

Off-Balance Sheet Arrangements

None.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed consolidated financial statements in conformity with United States generally accepted accounting principles.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

As reported in Item 1A of our Form 10/A filed on July 11, 2011, we had identified certain material weaknesses in the design or operation of internal control over financial reporting which could have adversely affected our ability to record, process, summarize, and report financial data.  The material weaknesses related to our failure to maintain a fully integrated financial consolidation and reporting system throughout the three months ended March 31, 2011 and the years ended December 31, 2010 and 2009, our inability to properly apply highly specialized accounting principles to, and adequately disclose, complex transactions and our limited segregation of duties.

In May 2011, we hired experienced financial reporting consultants to assist in the financial function, which has remediated the material weaknesses described above.

25 | Page

In June 2011, we and our Chief Financial Officer (the “CFO”) entered into an agreement whereby the CFO resigned his director and officer positions with us and our subsidiaries, effective June 25, 2011.   In order to mitigate the impact of the CFO’s resignation: (1) the Principal Executive Officer has assumed the Principal Financial Officer role; (2) we have expanded the supervisory role of the external financial reporting consultants and; (3) we have hired a bookkeeper to handle the day-to-day financial duties.  While some of our controls have been reassigned, there has been no overall change in our internal control structure.

 Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

26 | Page

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, and no such proceedings are known to us to be threatened or contemplated against us.

 Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2011, we sold the following securities in transactions not involving any public offering.  For each of the following transactions, we relied upon Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.  For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our annual and quarterly reports to the OTC Markets and press releases made through the OTC Disclosure and News Service and otherwise), and we were available to answer questions by prospective investors.  We reasonably believe that each of the investors is an accredited investor.

DATE ISSUED	NUMBER OF SHARES	PURCHASER(S)	CONSIDERATION (1)
04/05/11	2,057,700	TDA Consulting Services LLC ("TDA") and Vintage Holidays LLC ("Vintage")	$16,997	(2)
04/21/11	10,000,000	A. Jeffrey Radov and Joel San Antonio	$82,600	(3)
04/26/11	2,057,700	TDA and Vintage	$16,997	(2)
05/05/11	1,000,000	(4)	$6,850	(5)
05/31/11	125,000	(4)	$856	(6)
05/31/11	2,057,700	TDA and Vintage	$16,997	(2)
05/31/11	35,000,000	Mark Weinreb	$289,100	(7)
06/02/11	2,000,000	(4)	$13,700	(5)
06/02/11	1,000,000	(4)	$6,850	(5)
06/13/11	250,000	(4)	$1,713	(6)
06/13/11	250,000	(4)	$1,713	(6)

(1)
The value of the non-cash consideration was estimated to be the fair value (relative fair value in the case of shares issued in connection with debt issuance) of our restricted common stock, which was estimated based on (i) historical observations of cash prices paid for our restricted common stock; and (ii) publicly traded prices after taking into account discounts for the applicable restrictions.

(2)	Issued in consideration of business advisory and marketing consulting services.
(3)	Issued in consideration of director services.
(4)	Accredited investor.
(5)	Issued as debt discount in connection with loans.
(6)	Issued in consideration of debt extension.
(7)	Issued pursuant to employment agreement, as amended, between Mr. Weinreb and us.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   (Removed and Reserved)

Not applicable.

27 | Page

Item 5.    Other Information.

The Company has been advised by the OTC Markets Group, Inc. that, based upon the Company’s filing of this Quarterly Report on Form 10-Q, the Company’s common stock will no longer be traded on the OTC Pink market, the lowest tier of the OTC Market, and instead will trade on the OTCQB market, the middle tier of the OTC Market, which has been established for companies that are subject to the reporting requirements of the Securities and Exchange Commission.

28 | Page

Item 6.   Exhibits.

Exhibit	Description

3.1	Articles of Incorporation, as amended (1)

3.2	Articles of Merger with respect to merger of Stem Cell Assurance, Inc. and BioRestorative Therapies, Inc. (1)

3.3	Amended and Restated Corporate By-Laws, effective as of August 15, 2011 (1)

10.1	Amendment, dated May 31, 2011, to Employment Agreement,dated October 4, 2010, between Stem Cell Assurance, Inc and Mark Weinreb. (2)

10.2	Consulting Agreement, dated as of April 7, 2011, between Stem Cell Assurance, Inc. and Joseph Ross, M.D.. (2)

10.3	Letter agreement, dated April 2, 2011, between Stem Cell Assurance, Inc. and Kurt Wagner, M.D.. (2)

10.4	Letter agreement, dated April 7, 2011, between Stem Cell Assurance, Inc. and Joseph Ross, M.D.. (2)

10.5	Amended and Restated Executive Employment Agreement, dated May 10, 2011, between Stem Cell Assurance, Inc. and Francisco Silva. (2)

10.6	Stock Option Agreement, dated April 5, 2011, between Stem Cell Assurance, Inc. and Francisco Silva. (2)

10.7	Stock Option Agreement, dated April 21, 2011, between Stem Cell Assurance, Inc. and Mandy Clark. (2)

10.8	Stock Grant Agreement, dated April 21, 2011, between Stem Cell Assurance, Inc. and Joel San Antonio. (2)

10.9	Stock Grant Agreement, dated April 21, 2011, between Stem Cell Assurance, Inc. and A. Jeffrey Radov. (2)

10.10	Stock Grant Agreement, dated May 31, 2011, between Stem Cell Assurance, Inc. and Mark Weinreb. (2)

10.11	Scientific Advisory Board Agreement, dated as of June 10, 2011, between Stem Cell Assurance, Inc. and Naiyer Imam, M. D.. (2)

10.12	Stock Option Agreement, dated as of June 10, 2011, between Stem Cell Assurance, Inc. and Naiyer Imam, M. D.. (2)

10.13	Termination Agreement, dated as of June 15, 2011, between Stem Cell Assurance, Inc. and Richard Proodian. (2)

10.14	Shareholder Agreement and Irrevocable Proxy, dated June 15, 2011, between Richard Proodian and Mark Weinreb. (2)

10.15	Scientific Advisory Board Agreement, dated as of June 24, 2011, between Stem Cell Assurance, Inc. and Amit Patel, M. D.. (2)

10.16	Stock Option Agreement, dated as of June 24, 2011, between Stem Cell Assurance, Inc. and Amit Patel, M. D.. (2)

31.1	Chief Executive Officer Certification *

31.2	Chief Financial Officer Certification *

32.1	Section 1350 Certification *

*	Filed herewith.

(1)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on August 17, 2011.

(2)	Incorporated by reference to the exhibits included with our General Form for Registration of Securities on Form 10/A filed with the SEC on July 11, 2011.

29 | Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 17, 2011	BIORESTORATIVE THERAPIES, INC.

	By:	/s/ Mark Weinreb
Mark Weinreb
Chief Executive Officer
(Principal Executive and Financial Officer)

30 | Page