Form 10-Q/A
period 2011-06-30
BioRestorative Therapies, Inc.
filed 2011-09-14
CIK 1505497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes  ☐   No  ☒

As of August 17, 2011, there were 566,828,011 shares of the issuer’s common stock outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the “Amendment”) to BioRestorative Therapies, Inc.’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 17, 2011 (the “Original Filing”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.    This Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and includes Exhibit 101 formatted in XBRL (eXtensible Business Reporting Language) as an exhibit to the Amendment.

No other changes have been made to the Form 10-Q.  This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.  Accordingly, this Amendment should be read in conjunction with the Original Filing.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Part II – OTHER INFORMATION

Item 6.   Exhibits.

Exhibit	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Merger with respect to merger of Stem Cell Assurance, Inc. and BioRestorative Therapies, Inc. (1)
3.3	Amended and Restated Corporate By-Laws, effective as of August 15, 2011 (1)
10.1	Amendment, dated May 31, 2011, to Employment Agreement,dated October 4, 2010, between Stem Cell Assurance, Inc and Mark Weinreb. (2)
10.2	Consulting Agreement, dated as of April 7, 2011, between Stem Cell Assurance, Inc. and Joseph Ross, M.D.. (2)
10.3	Letter agreement, dated April 2, 2011, between Stem Cell Assurance, Inc. and Kurt Wagner, M.D.. (2)
10.4	Letter agreement, dated April 7, 2011, between Stem Cell Assurance, Inc. and Joseph Ross, M.D.. (2)
10.5	Amended and Restated Executive Employment Agreement, dated May 10, 2011, between Stem Cell Assurance, Inc. and Francisco Silva. (2)
10.6	Stock Option Agreement, dated April 5, 2011, between Stem Cell Assurance, Inc. and Francisco Silva. (2)
10.7	Stock Option Agreement, dated April 21, 2011, between Stem Cell Assurance, Inc. and Mandy Clark. (2)
10.8	Stock Grant Agreement, dated April 21, 2011, between Stem Cell Assurance, Inc. and Joel San Antonio. (2)
10.9	Stock Grant Agreement, dated April 21, 2011, between Stem Cell Assurance, Inc. and A. Jeffrey Radov. (2)
10.10	Stock Grant Agreement, dated May 31, 2011, between Stem Cell Assurance, Inc. and Mark Weinreb. (2)
10.11	Scientific Advisory Board Agreement, dated as of June 10, 2011, between Stem Cell Assurance, Inc. and Naiyer Imam, M. D.. (2)
10.12	Stock Option Agreement, dated as of June 10, 2011, between Stem Cell Assurance, Inc. and Naiyer Imam, M.D.. (2)
10.13	Termination Agreement, dated as of June 15, 2011, between Stem Cell Assurance, Inc. and Richard Proodian. (2)
10.14	Shareholder Agreement and Irrevocable Proxy, dated June 15, 2011, between Richard Proodian and Mark Weinreb. (2)
10.15	Scientific Advisory Board Agreement, dated as of June 24, 2011, between Stem Cell Assurance, Inc. and Amit Patel, M.D.. (2)
10.16	Stock Option Agreement, dated as of June 24, 2011, between Stem Cell Assurance, Inc. and Amit Patel, M.D.. (2)
31.1	Chief Executive Officer Certification *
31.2	Chief Financial Officer Certification *
32.1	Section 1350 Certification *

Item 6.   Exhibits - Continued.

Exhibit	Description
101.INS	XBRL Instance Document **
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **
101.LAB	XBRL Label Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **

*	Filed as an exhibit to the Original Form 10-Q for the quarterly period ended June 30, 2011, filed on August 17, 2011
**	Furnished herewith
(1)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on August 17, 2011.
(2)	Incorporated by reference to the exhibits included with our General Form for Registration of Securities on Form 10/A filed with the SEC on July 11, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 14, 2011	BIORESTORATIVE THERAPIES, INC.

	By:	/s/ Mark Weinreb
Mark Weinreb
Chief Executive Officer
(Principal Executive and Financial Officer)