Form 10-Q
period 2011-09-30
BioRestorative Therapies, Inc.
filed 2011-11-21
CIK 1505497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes  ☐   No  ☒

As of November 17, 2011, there were 602,626,111 shares of the issuer’s common stock outstanding.

BIORESTORATIVE THERAPIES, INC & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Table of Contents

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	1

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 and for the Period from December 30, 2008 (Inception) to September 30, 2011	2

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the Nine Months Ended September 30, 2011	3

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and for the Period from December 30, 2008 (Inception) to September 30, 2011	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	26

ITEM 4. Controls and Procedures.	26

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.	27

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	27

ITEM 3. Defaults Upon Senior Securities.	27

ITEM 4. (Removed and Reserved)	27

ITEM 5. Other Information.	28

ITEM 6. Exhibits.	28

Signatures.	29

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets

Current Assets:
Cash	$14,623	$18,074
Prepaid expenses and other current assets	49,616	-

Total Current Assets	64,239	18,074

Property and equipment, net	330,754	446,756
Intangible assets, net	3,400	3,676
Security deposit	4,415	-

Total Assets	$402,808	$468,506

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$658,328	$160,187
Accrued expenses and other current liabilities	754,170	341,618
Notes payable, net of debt discount of $73,762 and $19,476 at September 30, 2011 and December 31, 2010, respectively	2,334,279	514,047

Total Current Liabilities	3,746,777	1,015,852

Notes payable - less current maturities	-	196,876

Total Liabilities	3,746,777	1,212,728

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock, $0.01 par value;
Authorized, 1,000,000 shares; none issued and outstanding at September 30, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value;
Authorized, 800,000,000 shares at September 30, 2011 and December 31, 2010; Issued 603,191,745 and 461,148,534 shares at September 30, 2011 and December 31, 2010, respectively; Outstanding 575,260,711 and 433,217,500 shares at September 30, 2011 and December 31, 2010, respectively	603,192	461,149
Additional paid-in capital	2,866,722	2,270,219
Shares issuable	-	6,971
Deficit accumulated during development stage	(6,781,883)	(3,450,561)
Treasury stock, at cost, 27,931,034 shares at September 30, 2011 and December 31, 2010	(32,000)	(32,000)

Total Stockholders' Deficiency	(3,343,969)	(744,222)

Total Liabilities and Stockholders' Deficiency	$402,808	$468,506

See Notes to these Condensed Consolidated Financial Statements

1 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statements of Operations

(unaudited)

					Period from
					December 30,
	For The Three Months		For The Nine Months		2008 (Inception) to
	Ended September 30,		Ended September 30,		September 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Marketing and promotion	36,928	621	98,766	89,123	302,888
Payroll and benefits	194,077	-	1,075,852	-	1,832,011
Consulting expense	146,910	247,880	582,165	432,261	2,124,614
General and administrative	475,090	121,693	1,152,058	359,923	1,870,876
Research and development	-	-	-	11,620	11,620

Total Operating Expenses	853,005	370,194	2,908,841	892,927	6,142,009

Loss From Operations	(853,005)	(370,194)	(2,908,841)	(892,927)	(6,142,009)

Other Income (Expense)
Other income	-	236	-	11,432	11,457
Interest expense	(160,380)	(18,811)	(422,481)	(169,932)	(661,695)

Total Other Expense	(160,380)	(18,575)	(422,481)	(158,500)	(650,238)

Net Loss	$(1,013,385)	$(388,769)	$(3,331,322)	$(1,051,427)	$(6,792,247)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	551,980,916	494,452,755	556,425,556	471,200,747

See Notes to these Condensed Consolidated Financial Statements

2 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statement of Changes in Stockholders' Deficiency
Nine Months Ended September 30, 2011

(unaudited)

					Deficit
					Accumulated
			Additional		During
	Common Stock		Paid-In	Shares	Development	Treasury Stock
	Shares	Amount	Capital	Issuable	Stage	Shares	Amount	Total

Balance - December 31, 2010	461,148,534	$461,149	$2,270,219	$6,971	$(3,450,561)	(27,931,034)	$(32,000)	$(744,222)

Shares issued for consulting services - (at $0.008)	14,653,900	14,654	106,388	-	-	-	-	121,042

Shares issued to board of directors - (at $0.008)	10,000,000	10,000	51,950	-	-	-	-	61,950

Shares reissued to former President - (at par value)	12,576,811	12,577	(12,577)	-	-	-	-	-

Shares issued pursuant to settlement agreement (at $0.008)	8,312,500	8,312	60,350	-	-	-	-	68,662

Shares issued as debt discount in connection with notes payable (at $0.007)	46,500,000	46,500	279,029	(6,971)	-	-	-	318,558

Shares issued to CEO pursuant to employment agreement (at $0.008)	50,000,000	50,000	73,900	-	-	-	-	123,900

Stock-based compensation - options			37,463	-	-	-	-	37,463

Net loss	-	-	-	-	(3,331,322)	-	-	(3,331,322)

Balance - September 30, 2011	603,191,745	$603,192	$2,866,722	$-	$(6,781,883)	(27,931,034)	$(32,000)	$(3,343,969)

See Notes to these Condensed Consolidated Financial Statements.

3 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statements of Cash Flows

(unaudited)

			Period from
			December 30,
	For The		2008 (Inception) to
	Nine Months Ended September 30,		September 30,
	2011	2010	2011
Cash Flows From Operating Activities
Net loss	$(3,331,322)	$(1,051,427)	$(6,792,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	264,272	154,883	474,999
Depreciation and amortization	77,717	22,253	132,487
Loss on sale of property and equipment	24,333	-	24,333
Stock-based compensation	413,017	304,093	2,238,342
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(49,616)	3,376	(49,616)
Security deposit	(4,415)	-	(4,415)
Accounts payable	498,141	140,218	598,328
Accrued expenses and other current liabilities	412,552	90,295	750,170

Total Adjustments	1,636,001	715,117	4,164,628

Net Cash Used in Operating Activities	(1,695,321)	(336,309)	(2,627,619)

Cash Flows From Investing Activities
Purchases of property and equipment	(17,772)	(109,877)	(163,243)
Proceeds from sale of property and equipment	32,000	-	32,000
Acquisition of intangible assets	-	(2,200)	(3,676)

Net Cash Provided by (Used in) Investing Activities	14,228	(112,077)	(134,919)

Cash Flows From Financing Activities
Proceeds from notes payable	1,887,500	74,400	2,498,639
Repayment of notes payable	(209,858)	(144,975)	(386,653)
Proceeds from exercise of warrants	-	-	1,875
Repurchase of common stock	-	(22,000)	(28,000)
Sale of common stock for cash	-	541,300	691,300

Net Cash Provided by Financing Activities	1,677,642	448,725	2,777,161

Net (Decrease) Increase In Cash	(3,451)	339	14,623

Cash - Beginning	18,074	42	-

Cash - Ending	$14,623	$381	$14,623

See Notes to these Condensed Consolidated Financial Statements

4 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statements of Cash Flows—Continued

(unaudited)
			Period from
			December 30,
	For The		2008 (Inception) to
	Nine Months Ended September 30,		September 30,
	2011	2010	2011
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$95,082	$7,350	$111,929

Non-cash investing and financing activites:
Shares issued as debt discount in connection with notes payable	$318,558	$-	$541,790
Shares issued in connection with reverse recapitalization	$-	$-	$362,000
Shares issued pursuant to reverse recapitalization and subsequently cancelled	$-	$-	$146,195
Shares issuable as debt discount in connection with note payable	$6,971	$-	$-
Purchase of property and equipment for note payable	$-	$-	$291,055
Purchase of property and equipment for account payable	$-	$-	$60,000
Accrued payable for treasury shares repurchased	$-	$-	$7,000
Shares reissued to former President	$12,577	$-	$12,577
Shares (returned) issued as collateral in connection with note payable	$-	$(530,000)	$-

See Notes to these Condensed Consolidated Financial Statements

5 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 - Business Organization and Nature of Operations

BioRestorative Therapies, Inc., formerly Stem Cell Assurance, Inc. (and including its subsidiaries, the “Company”), is a development stage enterprise whose primary activities since inception have been the development of its business plan, negotiating strategic alliances and other agreements, and raising capital.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2011, for the three and nine months ended September 30, 2011 and 2010 and for the period from December 30, 2008 (inception) to September 30, 2011. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full year ending December 31, 2011. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2010 and for the year then ended, and for the period from December 30, 2008 (inception) to December 31, 2010, which were filed with the Securities and Exchange Commission on Form 10/A Amendment No. 3 on November 14, 2011.

Note 2 - Going Concern and Management Plans

As of September 30, 2011, the Company had a working capital deficiency and a stockholders’ deficiency of $3,682,538 and $3,343,969, respectively. The Company has not generated any revenues and incurred net losses of $6,792,247 during the period from December 30, 2008 (inception) through September 30, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Concentrations of Credit Risk

The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC. As of September 30, 2011, the Company had $1,132 deposited with an offshore financial institution which is not insured by the FDIC.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 and the period from inception (December 30, 2008) to September 30, 2011.

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

The Company’s issued and outstanding common shares as of September 30, 2011 do not include the underlying shares issuable upon the exercise of the 24,000,000 options and 2,000,000 warrants with an exercise price of $0.01 or less. At September 30, 2010, the Company’s issued and outstanding common shares do not include the underlying shares issuable upon the exercise of the 2,000,000 warrants with an exercise price of $0.01 or less. See Note 8, Stock-Based Compensation. In accordance with ASC 260, the Company has given effect to the issuance of these options and warrants in computing basic and diluted net loss per share.

The Company’s issued and outstanding common shares as of September 30, 2011 include 40,000,000 shares of stock awards that are non-vested.  In accordance with ASC 260, the Company has not given effect to the issuance of these shares in computing basic net loss per share.

Potentially dilutive securities realizable from the vesting of 40,000,000 shares of restricted stock and the exercise of options for the purchase of 3,150,000 shares as of September 30, 2011 are excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. There were no potentially dilutive securities as of September 30, 2010.

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

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed in Note 9.

Note 4 - Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	September 30, 2011	December 31, 2010
	(unaudited)

Accrued loan interest	$24,928	$11,116
Credit card payable	17,526	20,132
Accrued payroll and severance	437,343	230,370
Other accrued expenses	242,559	80,000
Deferred rent	31,814	-

Total	$754,170	$341,618

8 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 - Notes Payable

During 2010, the Company purchased certain property and equipment with a value of $304,055. In February 2011, the Company renegotiated the terms of the then $291,055 payable with the vendor and entered into a promissory note. In accordance with ASC 470, the Company reclassified a portion of this payable to long-term on the balance sheet as of December 31, 2010, since the event occurred after the balance sheet date, but before the financial statements were issued. The agreement provides for an immediate principal payment of $25,000, plus monthly installments of $8,094, including an effective interest rate of 6%. The Company made $48,019 of principal payments during the nine months ended September 30, 2011. The note matures on February 1, 2014 and is collateralized by the equipment purchased. On August 23, 2011, the Company received a notice from the vendor stating that it is in default under the terms of the equipment purchase agreement, for non-payment of certain installment payment obligations. As a result, all principal and interest owed pursuant to the note are reflected as current liabilities. The outstanding balance of this note as of September 30, 2011 and December 31, 2010 was $243,036 and $291,055, respectively.  Subsequent to September 30, 2011, the Company has entered into a settlement agreement with the vendor. See Note 9, Subsequent Events.

During the nine months ended September 30, 2011, the Company and its wholly-owned subsidiary, Cayman, obtained new debt financing in the aggregate amount of $1,887,500. The debt is repayable three months from the date of issuance of the respective notes; however, the Company and Cayman have the right to extend the maturity date for an additional three months. During the initial three month period of the notes, the rate of interest will be 10% per annum; during any extension period, the interest rate would be increased to 15% per annum. The Company is using the effective interest rate method of recording interest expense.  In connection with the financing, an aggregate of 37,750,000 shares of common stock of the Company were issued to the lenders, with a relative fair value of $258,625. These shares were accounted for as a debt discount and amortized over the estimated life of the related debt.

During the nine months ended September 30, 2011, the Company exercised its option to extend the maturity date for an additional three month period for notes with an aggregate principal amount of $1,760,000. During the first nine months of 2011, the maturity dates of ten notes payable with an aggregate principal balance of $1,550,000 were extended to November 2011 through March 2012 and the investors received an aggregate of 7,750,000 shares of common stock. All of the extended notes bear a 15% interest rate per annum payable monthly. The Company repaid other notes payable with an aggregate principal balance of $161,844 during the nine months ended September 30, 2011.

In January 2011, the Company issued 1,000,000 shares of common stock with a relative fair value of $6,971 to a private debt investor. Such shares were issuable at December 31, 2010 in connection with a 2010 note payable issuance.

The Company recorded amortization of debt discount of $85,426 and $264,272 during the three and nine months ended September 30, 2011, respectively, and $14,262 and $154,883 during the three and nine months ended September 30, 2010, respectively. Aggregate amortization of debt discount from December 30, 2008 (inception) to September 30, 2011 was $474,999.

See Note 9, Subsequent Events.

Note 6 - Commitments and Contingencies

Operating Lease

On January 20, 2011, the Company entered into a three year lease agreement with respect to premises located at the Alexandria Innovation Center in Jupiter, Florida. The lease, as amended on March 11, 2011, expires on January 31, 2014 and provides for a base monthly rent of $6,052 for the initial year, $6,234 during the second year and $6,422 during the third year; however, pursuant to the lease, no base rent is payable during the initial year. The Company has the right to lease the premises for an additional three years at the then fair market value rent. The aggregate base rent payable over the lease term is being recognized on a straight-line basis.  See Note 4, Accrued Expenses and Other Liabilities, for the deferred rent balance.

Effective May 1, 2011, the Company terminated its month-to-month lease in Boca Raton, Florida.

9 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 - Commitments and Contingencies – Continued

Operating Lease – Continued

Rent expense amounted to approximately $20,000 and $60,000 for the three and nine months ended September 30, 2011, respectively, and $12,500 and $21,500 for the three and nine months ended September 30, 2010, respectively. Rent expense for the period from December 30, 2008 (inception) to September 30, 2011 was approximately $105,000. Rent expense is reflected in general and administrative expenses in the condensed consolidated statements of operations.

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

Consulting Agreements

Business Advisory Services

Pursuant to a March 1, 2011 agreement for business advisory services, which has a term that expires on March 31, 2012, the retained firm is to provide consultation and assistance with regard to the Company’s efforts to have its securities listed on the OTC Bulletin Board or a securities exchange, establish an offshore stem cell treatment facility, develop business, including with regard to acquisition and joint venture opportunities, develop a physician distribution network for the sale of the Company’s stem cell skin care products, and comply with regulatory requirements. Pursuant to the agreement, the Company paid  $35,000 in consideration of services rendered to date and a $25,000 retainer, included in prepaid expenses and other current assets, for services to be rendered during the term. The Company also agreed to pay an additional $130,000 fee, and issue 10,500,100 shares of common stock, both of which are to be paid, expensed and issued in equal monthly installments during the term of the agreement. Through September 30, 2011, the Company issued 5,653,900 shares of common stock valued at $46,701 which was expensed during the period. Subsequent to September 30, 2011 and through the filing date of this report, the Company issued 1,615,400 shares of common stock valued at $13,343 in connection with this agreement.

Marketing Consulting Services

Pursuant to a March 1, 2011 agreement for marketing consulting services, which had an initial term that expired on June 30, 2011, the retained firm is to provide consultation and assistance with regard to the Company’s efforts to market itself with respect to medical tourism, establish business relationships with governmental officials, and establish an offshore stem cell treatment facility. Pursuant to the agreement, the Company paid $20,000 in consideration of services rendered to date and a $10,000 retainer for services to be rendered during the term. The Company also agreed to pay an additional $20,000 fee, and issue 5,000,000 shares of common stock, both of which are to be paid, expensed and issued in equal monthly installments during the term of the agreement. Through September 30, 2011, the Company issued 5,000,000 shares of common stock valued at $41,300 which was expensed during the period.  On July 1, 2011 and September 1, 2011, the agreement was extended for additional three month terms, with a current expiration of December 31, 2011, and the Company agreed to pay an additional $5,000 fee monthly in advance on the first day of each month.

Former Director

Effective April 7, 2011, the Company entered into a consulting agreement with a former director in connection with the implementation of its business plan. Pursuant to the agreement, subject to the satisfaction of certain performance conditions, the former director is entitled to receive options for the purchase of up to 5,000,000 shares of common stock, pursuant to the Plan, at an exercise price equal to the fair market value on the date of grant. The Company will recognize expense associated with this award if and when it becomes probable that the consultant will satisfy the conditions.  As of September 30, 2011, these options have not yet been granted.

10 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 - Commitments and Contingencies – Continued

Consulting Agreements – Continued

Administrative and Compliance Support Services

Effective April 15, 2011, the Company entered into an agreement for administrative and compliance support services with an entity which specified the services to be provided over a 35 hour work week, in exchange for $4,000 per month. In addition, on April 27, 2011, the Company granted to the entity a ten-year option to purchase of 200,000 shares of common stock at an exercise price of $0.02 per share, pursuant to the Plan. Options for the purchase of 100,000 of such shares became exercisable immediately and options for the purchase of the remaining 100,000 shares become exercisable when the key employee of the consultant becomes a full-time employee of the Company. The $1,620 grant date fair value was recognized one-half immediately with the balance recognized on November 1, 2011 when the key employee of the consultant became a full-time employee of the Company.

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

Effective May 31, 2011 (the “Modification Date”) , the Company’s employment agreement with its CEO was amended to provide that the option granted to him on December 23, 2010 for the purchase of 50,000,000 shares of common stock (the “Original Grant”) was null and void. In addition, concurrently, the Company granted to the CEO 35,000,000 shares of common stock (the “Modified Grant”). The shares vest at such time as the Company receives equity and/or debt financing in an aggregate amount equal to three times the tax payable in connection with the grant. The Company has agreed to be responsible for the payment of all taxes incurred by the CEO as a result of the grant, as well as all taxes incurred as a result of such tax payments on the CEO’s behalf. The Company will not recognize any incremental compensation expense for the modification of the grant because (1) the grant date fair value of the immediately vested Original Grant was fully recognized on the grant date; and (2) the fair value of the Modified Grant was less than the fair value of the Original Grant, both as of the Modification Date.  See Note 9, Subsequent Events.

11 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 - Commitments and Contingencies – Continued

Tangible Property License

On August 22, 2011, the Company entered into a Tangible Property License Agreement (the “Agreement”) with the University of Utah Research Foundation and the University of Utah (together “Utah”). Pursuant to the Agreement, which has a term of two years, the Company has been granted a non-exclusive license to use discarded adipose (fat) tissue samples for internal research purposes.  The Company agreed to pay between $1,000 and $1,500 per sample, depending on the quantity ordered.  The Company has the right to terminate this agreement at any time with ninety days written notice and Utah may immediately terminate this Agreement, if the Company ceases to carry on its business or upon material breach of this Agreement by the Company.

Termination Agreements

Former President

In January 2011, pursuant to a Termination Agreement dated December 15, 2010, the Company reissued 12,576,811 shares of common stock to its former President. In addition, the Company agreed to pay $120,000 of severance ratably over a 24 month period and took responsibility for approximately $20,152 of business related credit card indebtedness.  At September 30, 2011, $87,500 of severance payable was outstanding and $17,526 of business related credit card indebtedness was outstanding. These obligations are included in accrued expenses and other current liabilities in the condensed consolidated balance sheet as of September 30, 2011.  See Note 9, Subsequent Events.

Founder/Stem Cell Research Company, LLC

Effective January 29, 2011, the Company terminated its relationship with a founder of the Company. Pursuant and subject to the terms and conditions of the Termination Agreement between the parties, the founder waived any rights he may have had pursuant to a certain employment agreement entered into with the Company in August 2010 and the Company agreed to pay to Stem Cell Research Company, LLC (“Stem Cell Research”), a principal shareholder of the Company, $180,000 over a 12 month period, of which $100,000 was outstanding and included in accrued expenses and other current liabilities in the condensed consolidated balance sheet at September 30, 2011. In addition, pursuant to the Termination Agreement, the founder and Stem Cell Research have agreed to certain restrictive covenants, including with regard to the sale of shares of common stock of the Company. See Note 9, Subsequent Events.

Other Employee

On April 4, 2011, the Board was informed of an employee’s resignation and it authorized the payment of nine months of severance or $25,000 ratably over the eight months following the termination date, of which $14,063 was outstanding and included in accrued expenses and other current liabilities in the condensed consolidated balance sheet at September 30, 2011. Pursuant to the provisions of the Plan, the Board determined that the options granted on December 15, 2010 to this employee for the purchase of 2,000,000 shares of common stock of the Company shall remain exercisable until, and shall thereupon terminate if not exercised, two years from the date of termination of employment.

Chief Financial Officer (the “CFO”)

 In June 2011, the Company and its CFO entered into an agreement whereby, effective June 25, 2011, the CFO (1) resigned his director and officer positions with the Company and its subsidiaries; (2) became subject to a two year non-compete and non-solicitation restriction; plus certain restrictions on the sale of the Company’s common stock; and (3) will receive an aggregate amount of $50,000 of severance from the Company in full satisfaction of all obligations ratably over the remainder of the calendar year, of which $46,154 was outstanding and included in accrued expenses and other current liabilities in the condensed consolidated balance sheet at September 30, 2011. In addition, the CFO and the CEO executed a Shareholder Agreement and Irrevocable Proxy whereby the CEO will be permitted to vote as proxy all of the Company’s common stock owned by the CFO for a period of three years.

12 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 - Commitments and Contingencies – Continued

New Director Compensation

On April 4, 2011, two non-employees were elected to serve as directors of the Company. On April 21, 2011, the two new non-employee directors were each granted 5,000,000 shares of common stock. One-half of the shares vested and were expensed upon grant and the other half vests on the first anniversary of the grant. The aggregate $82,600 grant date fair value will be recognized one-half immediately with the balance amortized ratably over the vesting period. In addition, each of the new directors will receive $20,000 in cash, payable in four quarterly installments of $5,000 (subject to deferral if the remaining directors determine that the Company needs to conserve its cash), of which $20,000 was outstanding and included in accrued expenses and other current liabilities in the condensed consolidated balance sheet at September 30, 2011.

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

Sale of Equipment

On August 22, 2011, the Company sold equipment for $32,000 to a third party.  The Company purchased the equipment in September 2010 for $65,000 and recognized a loss on sale of equipment of approximately $24,000 which was recorded in general and administrative expenses in the statement of operations.

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

On September 1, 2011, the Company granted 4,000,000 shares of common stock to its legal counsel.  The $33,040 grant date fair value was recognized immediately on the grant date.

Employee Awards

The Company recorded stock–based compensation expense of $0 and $123,900 during the three and nine months ended September 30, 2011, respectively, and $123,900 during the period from December 30, 2008 (inception) to September 30, 2011, related to employee stock grants, which is reflected as payroll and benefits expense in the condensed consolidated statement of operations. The Company recorded no stock-based compensation expense during the three and nine months ended September 30, 2010, related to employee stock grants. As of September 30, 2011, there was no unrecognized employee stock-based compensation expense related to employee stock grants.

Director Awards

The Company recorded stock–based compensation expense of $10,325 and $61,950 during the three and nine months ended September 30, 2011, respectively, and $224,365 during the period from December 30, 2008 (inception) to September 30, 2011, related to director stock grants, which is reflected as consulting expenses in the condensed consolidated statement of operations. As of September 30, 2011, there was $20,650 of unrecognized director stock-based compensation expense related to stock grants that will be amortized over a weighted average period of 0.6 years.

Consultant Awards

The Company recorded stock–based compensation expense of $53,055 and $189,702 during the three and nine months ended September 30, 2011, respectively, and $1,378,965 during the period from December 30, 2008 (inception) to September 30, 2011, related to consultant stock grants, which is reflected as consulting expenses in the condensed consolidated statement of operations. During the three and nine months ended September 30, 2010, the Company recorded stock–based compensation expense of $196,644 and $304,094, respectively, related to consultant stock grants. As of September 30, 2011, there was no unrecognized consultant stock-based compensation expense.

Stock Award Summary

A summary of common stock award activity for the nine months ended September 30, 2011 is presented below:

		Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value

Non-vested, December 31, 2010	-	$-	$-
Granted	82,966,400	0.00826	685,302
Vested	(42,966,400)	0.00826	(354,902)
Forfeited	-	-	-
Non-vested, September 30, 2011	40,000,000	$0.00826	$330,400

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

Three and Nine Months Ended
September 30,
2011
Risk free interest rate	1.63%
Expected term (years)	4.44
Expected volatility	207.00%
Expected dividends	0.00%

No stock options were granted during the three and nine months ended September 30, 2010. The weighted average estimated fair value of the stock options granted during the three and nine months ended September 30, 2011 was approximately $0.008 per share.

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

The Company recorded stock–based compensation expense of $4,253 and $26,715 during the three and nine months ended September 30, 2011, respectively, and $447,986 during the period from December 30, 2008 (inception) to September 30, 2011, related to employee stock option grants, which is reflected as payroll and benefits expense in the condensed consolidated statement of operations. The Company recorded no stock-based compensation expense during the three and nine months ended September 30, 2010, related to employee stock option grants. As of September 30, 2011, there was $9,315 of unrecognized employee stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 0.7 years.

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

Director Awards – Continued

On April 7, 2011, a director of the Company resigned. Pursuant to the provisions of the Plan, the Board determined that the options granted on December 15, 2010 for the purchase of 4,000,000 shares of common stock of the Company shall remain exercisable until, and shall thereupon terminate if not exercised, five years from the date of resignation.

The Company recorded no stock–based compensation expense during the three and nine months ended September 30, 2011 and 2010 and $162,415 during the period from December 30, 2008 (inception) to September 30, 2011, related to director stock option grants.

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

The Company recorded stock–based compensation expense of $1,217 and $10,749 during the three and nine months ended September 30, 2011, respectively, and $10,749 during the period from December 30, 2008 (inception) to September 30, 2011, related to consultant and advisory board stock option grants, which is reflected as consulting expenses in the condensed consolidated statement of operations. The Company recorded no stock-based compensation expense during the three and nine months ended September 30, 2010, related to consultant and advisory board stock option grants. As of September 30, 2011, there was $8,921 of unrecognized consultant and advisory board stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 1.7 years.

16 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 - Stock-Based Compensation – Continued

Stock Options – Continued

Option Award Summary

A summary of the status of the options issued under the Plan during the nine months ended September 30, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2010	72,000,000	$0.004
Granted	7,150,000	0.016
Exercised	-	-
Voided	(50,000,000)	0.001
Forfeited	(2,000,000)	0.010
Outstanding, September 30, 2011	27,150,000	$0.012	8.9	$-

Exercisable, September 30, 2011	23,517,000	$0.011	9.0	$-

The following table presents information related to stock options at September 30, 2011:

Options Outstanding		Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.010	24,000,000	9.2	22,000,000
0.020	500,000	9.6	200,000
0.024	500,000	4.7	500,000
0.025	2,150,000	5.6	817,000
	27,150,000	9.0	23,517,000

Warrants

There were no warrants granted during the three and nine months ended September 30, 2011 and 2010. The Company recorded no stock-based compensation expense during the three and nine months ended September 30, 2011 and 2010 and recorded $52,379 during the period from December 30, 2008 (inception) to September 30, 2011, related to consultant warrant grants.

As of September 30, 2011, there were 2,000,000 warrants outstanding with a weighted average exercise price of $0.01, a weighted average remaining contractual term of 2.8 years and no intrinsic value.

17 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9 - Subsequent Events

Notes Payable

Subsequent to September 30, 2011, the Company issued an additional $1.075,000 of notes payable. In connection with the financing, 21,500,000 shares of common stock, with a relative fair value of $147,297, were issued to the lender and were recorded as a debt discount. The $1,000,000 note is repayable 12 months from the date of issuance and has a rate of interest of 15% per annum.  The other $75,000 note is repayable three months from the date of issuance of the notes; however, the Company has the right to extend the maturity date for an additional three months. During the initial three month period, the note has a rate of interest of 10% per annum and during any extension period, the interest rate would be 15% per annum.

Subsequent to September 30, 2011, the maturity date of a certain note payable with an aggregate principal balance of $50,000 was extended to May 2012 and the investor received an aggregate of 250,000 shares of common stock, with a relative fair value of $1,713.   Also subsequent to September 30, 2011, the Company exercised its option to extend the maturity date of five notes payable with an aggregate principal amount of $150,000 for an additional three month period.  The extended notes bear interest at a rate of 15% per annum, payable monthly, and the maturity is now January through February 2012.

Subsequent to September 30, 2011, the Company repaid two notes payable with an aggregate principal amount of $50,000.

The Company has certain notes payable aggregating $160,000 which matured on November 10, 2011.  As of the date of this filing, the Company has not received any notices of default with respect to these notes.

On November 4, 2011, the Company’s Board of Directors approved an increase in its debt financing program from aggregate gross proceeds of $3.8 million to $7.5 million.

Common Stock Issuance

On October 14, 2011 the Company issued 4,000,000 shares of common stock at a price of $0.025 per share to an investor for aggregate gross proceeds of $100,000.  In consideration of the purchase, the Company issued a warrant for the purchase of 1,000,000 shares of common stock, which is exercisable over a period of five years at an exercise price of $0.03 per share of common stock.

Settlement Agreements

On November 8, 2011, the Company agreed to settle the remaining $87,500 due pursuant to the former President’s termination agreement for $22,500.  In addition, the Company agreed to pay-off the remaining business related credit card indebtedness by December 31, 2011.

On November 8, 2011, the Company agreed to settle the remaining $100,000 due pursuant to the founder’s termination agreement for $50,000.

On November 10, 2011, the Company and the equipment vendor (see Note 5, Notes Payable) agreed to settle the remaining $243,036 due pursuant to the note for approximately $48,600 and the redelivery to the vendor of the equipment that had been purchased.

CEO Stock Grant Modification

On November 4, 2011, the Company and the CEO further modified the CEO’s 35,000,000 share restricted stock grant such that vesting is now subject to the receipt of at least $2,000,000 in additional equity and/or debt financing after such date.

18 | Page

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of BioRestorative Therapies, Inc., formerly Stem Cell Assurance, Inc. (and including its subsidiaries, "BRT" or the “Company”) for the three and nine months ended September 30, 2011 and 2010 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to BRT. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Quarterly Report may not occur.  Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earning or other aspects of our operating results.  The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.  Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A of our Registration Statement on Form 10/A Amendment No. 3  filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2011.

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

Overview

Our goal is to become a medical center of excellence using cell and tissue regenerative therapy protocols, primarily involving a patient’s own (autologous) adult stem cells allowing patients to undergo cellular-based treatments. As more and more cellular therapies become standard of care, we intend to focus on the unity of medical and scientific explanations for future clinical procedures and outcomes and the provision of adult stem cells for future personal medical applications.  Among the initiatives that we are currently pursuing is one that would involve the use of brown fat in connection with the cell-based treatment of obesity, weight loss, diabetes, hypertension, other metabolic disorders and cardiac deficiencies.

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

Since inception on December 30, 2008, we have incurred substantial losses. As of September 30, 2011, our accumulated deficit was $6,781,883, our stockholders’ deficiency was $3,343,969 and our working capital deficiency was $3,682,538. We have not yet generated revenues and our losses have principally been operating expenses incurred in development, marketing and promotional activities in order to commercialize our products and services. We expect to continue to incur substantial costs for development, marketing and promotional activities over at least the next year.

19 | Page

Based upon our working capital deficiency as of September 30, 2011 and the lack of any revenues, we require equity and/or debt financing to continue our operations. Between June 2009 and November 21, 2011, we raised an aggregate of $3,573,639 in debt financing. As of September 30, 2011, our outstanding debt of $2,408,041, together with interest at rates ranging between 6% and 15% per annum, is due between November 2011 and March 2014. Subsequent to September 30, 2011, we have received equity financing of $100,000, received debt financing of $1,075,000, repaid $50,000 of debt financing, have extended the due date for repayment with respect to $200,000 of debt and have settled other indebtedness for aggregate cash (exclusive of non-cash consideration) of approximately $309,000 below its carrying value. As a result, we expect that the cash we have available will fund our operations only until January 2012. We are currently considering several different financing alternatives to support our operations thereafter. If we are unable to obtain such additional financing on a timely basis and, notwithstanding any request we may make, our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate.  See “Liquidity and Capital Resources” below.

Consolidated Results of Operations

Three Months Ended September 30, 2011 compared with Three Months Ended September 30, 2010

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended September 30, 2011 and 2010, respectively.

	Three Months Ended
	September 30,
	2011	2010

Operating Expenses:

Marketing and promotion	$36,928	$621
Payroll and benefits	194,077	-
Consulting expense	146,910	247,880
General and administrative	475,090	121,693

Loss From Operations	(853,005)	(370,194)

Other income	-	236
Interest expense	(160,380)	(18,811)

Net Loss	$(1,013,385)	$(388,769)

Marketing and promotion expenses

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, and entertainment and travel expenses. For the three months ended September 30, 2011, marketing and promotion expenses increased by $36,307, as compared to the three months ended September 30, 2010. The increase was due primarily to an increase in advertising expense of $20,141 and an increase in travel expenses of $16,166, due to an increase in marketing and promotional activities.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Payroll and benefits

Payroll and benefits consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees. For the three months ended September 30, 2011, payroll and benefits amounted to $194,077 primarily due to salaries, bonuses and payroll taxes of $189,824 and stock-based compensation to employees of $4,253. We did not have any employees during the three months ended September 30, 2010.

20 | Page

Consulting expenses

Consulting expenses consist of consulting fees and stock-based compensation to consultants.  For the three months ended September 30, 2011, consulting expenses decreased $100,970, or 41%, compared to the three months ended September 30, 2010. The decrease is due to $133,260 of decreased stock-based compensation to consultants during the third quarter of 2011 as compared to the third quarter of 2010 and a decrease in consultant fees incurred of $2,510. We began hiring employees in the fourth quarter of 2010, which reduced the need for consultants; however we continue to use consultants to staff certain functions until a full-time employee is justified.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the three months ended September 30, 2011, general and administrative expenses increased by $353,397, or 290%, as compared to the three months September 30, 2010.  The increase is primarily a result of an increase of $292,986 for professional fees due to professional fees incurred for our Form 10 Registration Statement, 2010 financial statement audit and 2011 six month financial statement compilation and review.

We expect that our general and administrative expenses will continue to increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Other income

For the three months ended September 30, 2010, other income related to income from the sale of sample products.

Interest expense

For the three months ended September 30, 2011, interest expense increased $141,569, or 753%, as compared to the three months ended September 30, 2010. The increase was mostly due to an increase in short-term borrowings in 2011 and an increase in amortization of debt discount, classified as interest expense.

Nine Months Ended September 30, 2011 compared with Nine Months Ended September 30, 2010

The following table presents selected items in our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2011 and 2010, respectively.

	Nine Months Ended
	September 30,
	2011	2010

Operating Expenses:

Marketing and promotion	98,766	$89,123
Payroll and benefits	1,075,852	-
Consulting expense	582,165	432,261
General and administrative	1,152,058	359,923
Research and development	-	11,620

Loss From Operations	(2,908,841)	(892,927)

Other income	-	11,432
Interest expense	(422,481)	(169,932)

Net Loss	$(3,331,322)	$(1,051,427)

21 | Page

Marketing and promotion expenses

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, and entertainment and travel expenses. For the nine months ended September 30, 2011, marketing and promotion expenses increased by $9,643, or 11%, as compared to the nine months ended September 30, 2010. The increase resulted primarily from an increase in advertising expenses of $10,316 and an increase in travel expenses of $12,274, due to a management change and a strategic review of our business initiatives, offset by a decrease in seminar and marketing expenses of $12,947.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Payroll and benefits

Payroll and benefits consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees. For the nine months ended September 30, 2011, payroll and benefits amounted to $1,075,852 primarily due to salaries, severance, payroll taxes and bonuses of $925,237 and stock-based compensation to employees of $150,615.  We had three employees at September 30, 2011 and did not have any employees at September 30, 2010.

Consulting expenses

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the nine months ended September 30, 2011, consulting expenses increased $149,904, or 35%, compared to the nine months ended September 30, 2010. The increase is due to a $171,979 increase in consultant fees primarily for business advisory and marketing services incurred in the first nine months of 2011 as compared to the first nine months of 2010, and a decrease in stock-based compensation incurred of $22,075.  We began hiring employees in the fourth quarter of 2010; however we continue to use consultants to staff certain functions until a full-time employee is justified.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and telecommunications expenses. For the nine months ended September 30, 2011, general and administrative expenses increased $792,135, or 220%, as compared to the nine months ended September 30, 2010. The increase resulted primarily from an increase in professional fees of approximately $755,316 as a result of fees incurred for our Form 10 Registration Statement, 2010 financial statement audit and 2011 six month financial statement compilation and review.

We expect that our general and administrative expenses will continue to increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth in our business.

Research and development expenses

Research and development expenses are expensed as they are incurred. For the nine months ended September 30, 2010, research and development expenses amounted to $11,620. No research and development expenses were incurred for the nine months ended September 30, 2011.

We believe that a substantial investment in research and development is essential in the long term to remain competitive. Accordingly, we expect that, subject to the receipt of necessary additional financing, our research and development expenses will increase as we grow.

Other income

Other income for the nine months ended September 30, 2010 represents income from the sale of sample products of $11,432.

22 | Page

Interest expense

For the nine months ended September 30, 2011, interest expense increased $252,549, or 149%, as compared to the nine months ended September 30, 2010. The increase was mostly due to an increase in short-term borrowings and an increase in amortization of debt discount, classified as interest expense, in 2011.
Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	September	December 31,
	2011	2010
	(unaudited)

Cash	$14,623	$18,074

Working Capital Deficiency	$(3,682,538)	$(997,778)

Notes Payable (Gross - Current)	$2,408,041	$533,523

Availability of Additional Funds

Based upon our working capital deficiency of $3,682,538 as of September 30, 2011 and the lack of any revenues, we require equity and/or debt financing to continue our operations. Between June 2009 and September 30, 2011, we raised $2,498,629 in debt financing and $691,300 in equity financing. As of September 30, 2011, our outstanding debt of $2,408,041, together with interest at rates ranging between 6% and 15% per annum, was due between November 2011 and March 2014. Subsequent to September 30, 2011, we have received equity financing of $100,000, received debt financing of $1,075,000 ($1,000,000 of which is due in 12 months; $75,000 of which is due in 3 months but can be extended for an additional 3 months at our option), repaid $50,000 in debt financing, have extended the due date for repayment with respect to $200,000 of debt and have settled other indebtedness for aggregate cash (exclusive of non-cash consideration) of approximately $309,000 below its carrying value. We have certain notes payable aggregating $160,000 which matured on November 10, 2011. As of the date of this filing, we have not received any notices of default with respect to these notes.  On November 4, 2011, our Board of Directors approved an increase in its debt financing program from aggregate gross proceeds of $3.8 million to $7.5 million. As of the date this Quarterly Report on Form 10-Q was filed, our outstanding debt of $3,190,000 consisted of the following:

23 | Page

		Outstanding
Lender/Creditor	Date of Note	Principal Amount	Interest Rate		Due Date
Steven Geduld	8/5/09	$50,000	12%		11/10/11
Robert Kast	10/5/09	$5,000	0%		None
Steven Geduld	10/5/09	$25,000	12%		11/10/11
Solon Kandel	11/5/09	$25,000	12%		11/10/11
Michael Ashkennazy	11/23/09	$25,000	12%		11/10/11
Wayne Milton Moy	10/4/10	$25,000	12%		11/10/11
Harold Schwartz	12/9/10	$50,000	15%		12/09/11(1)
Wayne Milton Moy	12/17/10	$10,000	12%		11/10/11
Frank Scerbo	12/31/10	$50,000	15%		12/31/11(1)
Tom Sullivan	1/14/11	$25,000	15%		1/14/12(1)
Peter Sullivan	1/14/11	$25,000	15%		1/14/12(1)
Westbury (Bermuda) Ltd.	2/10/11	$1,050,000	15%		2/10/12(1)
J. Michael Coleman	2/22/11	$25,000	15%		2/22/12(1)
William J. Hazzard	2/22/11	$25,000	15%		2/22/12(1)
Robert W. Meyer, Jr.	2/22/11	$50,000	15%		2/22/12(1)
Brian A. Glaeser	2/22/11	$25,000	15%		2/22/12(1)
Glenn Cotton	3/11/11	$200,000	15%		3/11/12(1)
Harold Schwartz	5/5/11	$50,000	15%		5/05/12(1)
Entrust Freedom, LLC c/o Joe Warriner	6/1/11	$50,000	15%		12/01/11(1)
Cynthia Krowiak	6/1/11	$50,000	15%		12/01/11(1)
Entrust Freedom, LLC c/o Joe Warriner	6/9/11	$50,000	15%		12/09/11(1)
Brian Mehling, MD	7/8/11	$25,000	15%		1/07/12(1)
Frank Scerbo	7/12/11	$25,000	15%		1/11/12(1)
David Smith	7/28/11	$25,000	15%		1/28/12(1)
Joe Warriner & Levon Warriner	8/11/11	$50,000	15%		2/11/12(1)
John Krowiak	9/16/11	$50,000	10	%(2)	12/16/11(1)
Anthony and Eliana Wing	9/26/11	$50,000	10	%(2)	12/26/11(1)
Westbury (Bermuda) Ltd.	11/7/11	$1,000,000	15%		11/07/12(3)
Amy Patel	11/10/11	$75,000	10	%(2)	2/10/12(1)

(1) – The holder of the note has the right to accelerate the maturity date in the event we hereafter receive varying amounts (between approximately $2,000,000 and $4,000,000) in additional equity or debt financing.

(2) – We have the option to extend the maturity date for a period of three months.  During the extended period, the interest rate would be 15% per annum.

(3) – On or after May 7, 2012, the holder of the note has the right to accelerate the maturity date in the event we hereafter receive $5,000,000 in additional equity or debt financing.

24 | Page

As a result, we believe that the cash we have available will fund our operations only until January 2012.  Thereafter, we will need to raise further capital, through the sale of additional equity securities or otherwise, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes). Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures.  Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

During the nine months ended September 30, 2011, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the nine months ended September 30, 2011 and 2010 in the amounts of $1,695,321 and $336,309, respectively. The cash used in operating activities for the nine months ended September 30, 2011 was due to cash used to fund a net loss of $3,331,322, adjusted for non-cash expenses related to depreciation and amortization, amortization of debt discount, loss on sale of property and equipment, and stock-based compensation in the aggregate amount of $779,344, partially offset by $856,662 of cash provided by changes in the levels of operating assets and liabilities as a result of increases in accounts payable, accrued expenses and other liabilities. The cash used in operating activities for the nine months ended September 30, 2010 was due to cash used to fund a net loss of $1,051,427 adjusted for non-cash expenses related to depreciation and amortization, amortization of debt discount, and stock-based compensation in the aggregate amount of $481,229, partially offset by $233,889 of cash provided by changes in the level of operating assets and liabilities as a result of increases in accounts payable, accrued expenses and other liabilities.

Net Cash Provided by (Used in) Investing Activities

During the nine months ended September 30, 2011, cash of $14,228 was provided by investing activities and during the nine months ended September 30, 2010 cash of $112,077 was used in investing activities.  The cash provided by investing activities during the nine months ended September 30, 2011 was proceeds from the sale of property and equipment of $32,000 offset by $17,772 used to acquire property and equipment.  The cash used in the nine months ended September 30, 2010 includes the cost to acquire medical equipment of $88,060, office equipment of $6,310, internet development costs of $10,545 and various other purchases of $7,162.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2011 and 2010 was $1,677,642 and $448,725, respectively. During the nine months ended September 30, 2011, $1,887,500 of proceeds was from notes payable, offset by repayments of notes payable of $209,858. During the nine months ended September 30, 2010, $519,300 of net proceeds was from equity financing activities, offset by repayments of notes payable of $70,575.

25 | Page

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Amendment No. 3 of Form 10/A filed on November 14, 2011. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.   Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, and no such proceedings are known to us to be threatened or contemplated against us.

 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2011, we sold the following securities in transactions not involving any public offering.  For each of the following transactions, we relied upon Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.  For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Registration Statement on Form 10, as amended, quarterly report for the period ended June 30, 2011 and current reports to the Securities and Exchange Commission and press releases made by us), and we were available to answer questions by prospective investors.  We reasonably believe that each of the investors is an accredited investor.

DATE ISSUED	NUMBER OF SHARES	PURCHASER(S)	CONSIDERATION (1)
07/07/11	807,700	TDA Consulting Services LLC ("TDA")	$6,672	(2)
07/05/11	250,000	(4)	$1,713	(6)
07/08/11	500,000	(4)	$3,425	(5)
07/12/11	500,000	(4)	$3,425	(5)
07/26/11	500,000	(4)	$3,425	(5)
07/28/11	500,000	(4)	$3,425	(5)
08/01/11	807,700	TDA	$6,672	(2)
08/10/11	5,250,000	(4)	$35,968	(6)
08/11/11	1,000,000	(4)	$6,851	(5)
08/16/11	1,000,000	(4)	$6,851	(6)
08/17/11	125,000	(4)	$856	(6)
08/17/11	125,000	(4)	$856	(6)
08/17/11	125,000	(4)	$856	(6)
08/17/11	250,000	(4)	$1,713	(6)
09/01/11	807,700	TDA	$6,672	(2)
09/01/11	4,000,000	Certilman Balin Adler & Hyman, LLP	$33,040	(3)
09/16/11	1,000,000	(4)	$6,851	(5)
09/26/11	1,000,000	(4)	$6,851	(5)

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

(2)	Issued in consideration of business advisory services.
(3)	Issued in consideration of legal services.
(4)	Accredited investor.
(5)	Issued as debt discount in connection with loans.
(6)	Issued in consideration of debt extension.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   (Removed and Reserved)

Not applicable.

27 | Page

Item 5.   Other Information.

Not applicable.

Item 6.   Exhibits.

Exhibit	Description

10.1	Tangible Property License Agreement, entered into as of August 22, 2011, by and between the University of Utah Research Foundation, the University of Utah and Stem Cell Assurance, Inc. (1)

31.1	Chief Executive Officer Certification *

31.2	Chief Financial Officer Certification *

32.1	Section 1350 Certification *

*	Filed herewith.

(1)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on August 26, 2011.

28 | Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 21, 2011	BIORESTORATIVE THERAPIES, INC.

	By:	/s/ Mark Weinreb
Mark Weinreb
Chief Executive Officer
(Principal Executive and Financial Officer)

29 | Page