Form 10-Q
period 2012-03-31
BioRestorative Therapies, Inc.
filed 2012-05-14
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 9, 2012, there were 683,422,945 shares of the issuer’s common stock outstanding.

BIORESTORATIVE THERAPIES, INC & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Table of Contents

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Condensed Consolidated Balance Sheets as of
March 31, 2012 (Unaudited) and December 31, 2011	1

Unaudited Condensed Consolidated Statements of Operations for the
Three Months Ended March 31, 2012 and 2011 and for the Period from December 30, 2008 (Inception) to March 31, 2012	2

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the
Three Months Ended March 31, 2012	3

Unaudited Condensed Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2012 and 2011 and for the Period from December 30, 2008 (Inception) to March 31, 2012	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	21

ITEM 4. Controls and Procedures.	21

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.	22

ITEM 1A. Risk Factors.	22

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	23

ITEM 3. Defaults Upon Senior Securities.	24

ITEM 4. Mine Safety Disclosures.	24

ITEM 5. Other Information.	24

ITEM 6. Exhibits.	24

Signatures.	25

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets

Current Assets:
Cash	$3,113	$71,508
Prepaid expenses and other current assets	8,451	46,915

Total Current Assets	11,564	118,423

Property and equipment, net	68,875	94,827
Intangible assets, net	3,216	3,308
Security deposit	4,415	4,415
Total Assets	$88,070	$220,973

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$739,182	$426,184
Accrued expenses and other current liabilities	615,332	440,229
Notes payable, net of debt discount of $106,079 and $149,043
at March 31, 2012 and December 31, 2011, respectively	3,059,421	3,040,957
Total Current Liabilities	4,413,935	3,907,370

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock, $0.01 par value;
Authorized, 1,000,000 shares; none issued
and outstanding at March 31, 2012 and
December 31, 2011	-	-
Common stock, $0.001 par value;
Authorized, 1,500,000,000 shares;
Issued 655,922,945 and 635,614,845 shares
at March 31, 2012 and December 31, 2011, respectively;
Outstanding 627,991,911 and 607,683,811 shares
at March 31, 2012 and December 31, 2011, respectively	655,923	635,615
Additional paid-in capital	4,069,092	3,234,486
Deficit accumulated during development stage	(9,018,880)	(7,524,498)
Treasury stock, at cost, 27,931,034 shares
at March 31, 2012 and December 31, 2011	(32,000)	(32,000)
Total Stockholders' Deficiency	(4,325,865)	(3,686,397)
Total Liabilities and Stockholders' Deficiency	$88,070	$220,973

See Notes to these Condensed Consolidated Financial Statements.

1 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statements of Operations

(unaudited)

			Period from
			December 30,
	For The Three Months Ended		2008 (Inception) to
	March 31,		March 31,
	2012	2011	2012

Revenues	$-	$-	$-

Operating Expenses
Marketing and promotion	39,987	44,805	347,805
Payroll and benefits	504,418	543,431	2,645,456
Consulting expense	418,966	195,858	2,639,574
General and administrative	358,804	233,512	2,450,893
Research and development	2,050	-	25,670

Total Operating Expenses	1,324,225	1,017,606	8,109,398

Loss From Operations	(1,324,225)	(1,017,606)	(8,109,398)

Other Income (Expense)
Other income	-	-	11,457
Interest expense	(127,097)	(24,404)	(415,595)
Amortization of debt discount	(66,137)	(71,087)	(622,233)
Gain on settlement of note and payables, net	23,077	-	106,525

Total Other Expense	(170,157)	(95,491)	(919,846)

Net Loss	$(1,494,382)	$(1,113,097)	$(9,029,244)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	600,151,354	547,894,007

See Notes to these Condensed Consolidated Financial Statements.

2 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statement of Changes in Stockholders' Deficiency
For the Three Months Ended March 31, 2012

(unaudited)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-In	Development	Treasury Stock
	Shares	Amount	Capital	Stage	Shares	Amount	Total
Balance - December 31, 2011	635,614,845	$635,615	$3,234,486	$(7,524,498)	(27,931,034)	$(32,000)	$(3,686,397)

Shares issued for consulting services - (at $0.008)	2,423,100	2,423	17,592	-	-	-	20,015

Shares issued as debt discount in connection with notes payable - (at $0.007)	3,135,000	3,135	20,038	-	-	-	23,173

Shares and warrants issued for cash - (at $0.025)	11,000,000	11,000	264,000	-	-	-	275,000

Shares and warrants issued in exchange of notes payable (at $0.02)	3,750,000	3,750	71,250	-	-	-	75,000

Stock-based compensation	-	-	461,726	-	-	-	461,726

Net loss	-	-	-	(1,494,382)	-	-	(1,494,382)

Balance - March 31, 2012	655,922,945	$655,923	$4,069,092	$(9,018,880)	(27,931,034)	$(32,000)	$(4,325,865)

See Notes to these Condensed Consolidated Financial Statements.

3 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statements of Cash Flows

(unaudited)

			Period from
			December 30,
	For The Three Months Ended		2008 (Inception) to
	March 31,		March 31,
	2012	2011	2012
Cash Flows From Operating Activities
Net loss	$(1,494,382)	$(1,113,097)	$(9,029,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	66,137	71,087	622,233
Depreciation and amortization	26,044	24,754	171,226
Loss on sale of property and equipment	-	-	21,614
Stock-based compensation	481,741	209,559	2,763,892
Gain on settlement of note and payables, net	(23,077)	-	(106,525)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	38,464	(101,544)	(8,451)
Security deposit	-	(4,415)	(4,415)
Accounts payable	312,998	(88,451)	681,701
Accrued expenses and other current liabilities	198,180	152,196	750,909

Total Adjustments	1,100,487	263,186	4,892,184

Net Cash Used in Operating Activities	(393,895)	(849,911)	(4,137,060)

Cash Flows From Investing Activities
Purchases of property and equipment	-	(6,891)	(163,243)
Proceeds from sale of property and equipment	-	-	32,000
Acquisition of intangible assets	-	-	(3,676)

Net Cash Used in Investing Activities	-	(6,891)	(134,919)

Cash Flows From Financing Activities
Proceeds from notes payable	100,500	1,437,500	3,674,139
Repayments of notes payable	(50,000)	(93,032)	(535,222)
Advances from officer	22,000	-	48,000
Repayment of advances from officer	(22,000)	-	(48,000)
Proceeds from exercise of warrants	-	-	1,875
Repurchase of common stock	-	-	(32,000)
Sales of common stock and warrants for cash	275,000	-	1,166,300

Net Cash Provided by Financing Activities	325,500	1,344,468	4,275,092

Net (Decrease) Increase In Cash	(68,395)	487,666	3,113

Cash - Beginning	71,508	18,074	-

Cash - Ending	$3,113	$505,740	$3,113

See Notes to these Condensed Consolidated Financial Statements

4 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statements of Cash Flows--Continued

      (unaudited)

			Period from
			December 30,
	For The Three Months Ended		2008 (Inception) to
	March 31,		March 31,
	2012	2011	2012
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$114,779	$29,621	$317,776

Non-cash investing and financing activites:
Shares issued as debt discount in connection with notes payable	$23,173	$203,806	$721,341
Shares issued in connection with reverse recapitalization	$-	$-	$362,000
Shares issued pursuant to reverse recapitalization and subsequently cancelled	$-	$-	$146,195
Shares issued (issuable) as debt discount in connection with note payable	$-	$6,971	$-
Purchase of property and equipment for note payable	$-	$-	$291,055
Purchase of property and equipment for account payable	$-	$-	$60,000
Accrued payable for treasury shares repurchased	$-	$-	$7,000
Shares reissued to former President	$-	$12,577	$12,577
Property and equipment returned in connection with settlement of note payable, net	$-	$-	$226,043
Shares and warrants issued in exchange of notes payable	$75,000	$-	$75,000

See Notes to these Condensed Consolidated Financial Statements

5 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Business Organization and Nature of Operations

BioRestorative Therapies, Inc. (and including its subsidiaries, the “Company”) is a development stage enterprise whose primary activities since inception have been the development of its business plan, negotiating strategic alliances and other agreements, and raising capital.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2012, for the three months ended March 31, 2012 and 2011 and for the period from December 30, 2008 (inception) to March 31, 2012. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2011 and for the year then ended, and for the period from December 30, 2008 (inception) to December 31, 2011, which were filed with the Securities and Exchange Commission on Form 10-K on April 16, 2012.

Note 2 - Going Concern and Management Plans

As of March 31, 2012, the Company had a working capital deficiency and a stockholders’ deficiency of $4,402,371 and $4,325,865, respectively. The Company has not generated any revenues and incurred net losses of $9,029,244 during the period from December 30, 2008 (inception) through March 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Subsequent to March 31, 2012, the Company raised $1,500,000 and $375,000 through debt and equity financing, respectively, exchanged $175,000 of debt into equity, and extended the maturities of $1,112,500 of notes. The Company currently has notes payable aggregating $435,000 which are past their maturity dates.  The Company is currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. See Note 8 – Subsequent Events for additional details.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of Stem Cell Cayman Ltd. (“Cayman”), Stem Pearls, LLC and Lipo Rejuvenation Centers, Inc. (an inactive entity; see Note 8 – Subsequent Events – Lipo Rejuvenation Centers, Inc. Dissolved). All significant intercompany transactions have been eliminated in the consolidation.

6 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 - Summary of Significant Accounting Policies - Continued

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include the recoverability and useful lives of long-lived assets, the fair value of the Company’s stock, stock-based compensation, debt discount and the valuation allowance related to the Company’s deferred tax assets.

Concentrations of Credit Risk

The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC. As of March 31, 2012, the Company had $317 deposited with an offshore financial institution which is not insured by the FDIC.

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

The Company’s weighted average number of common shares as of March 31, 2012 includes issued and outstanding common shares and the underlying shares issuable upon the exercise of the 20,000,000 and 2,000,000 exercisable options and warrants, respectively, with an exercise price of $0.01 or less. The Company’s weighted average number of common shares as of March 31, 2011 includes issued and outstanding common shares and the underlying shares issuable upon the exercise of the 72,000,000 and 2,000,000 exercisable options and warrants, respectively, with an exercise price of $0.01 or less. See Note 7, Stockholders’ Deficiency. In accordance with ASC 260 – Earnings Per Share (“ASC 260”), the Company has given effect to the issuance of these options and warrants in computing basic and diluted net loss per share.

The Company’s issued and outstanding common shares as of March 31, 2012 include 40,000,000 shares of stock awards that are non-vested. In accordance with ASC 260, the Company has not given effect to the issuance of these shares in computing basic net loss per share.

Potentially dilutive securities realizable from the vesting of 40,000,000 shares of restricted stock and the exercise of options and warrants for the purchase of 120,150,000 and 8,500,000 shares, respectively, as of March 31, 2012 were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. There were no potentially dilutive securities as of March 31, 2011.

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

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 - Summary of Significant Accounting Policies - Continued

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2012 presentation. These reclassifications have no impact on previously reported earnings.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed in Note 8.

Note 4 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	March 31, 2012	December 31, 2011
	(unaudited)

Accrued loan interest	$50,066	$39,283
Credit card payable	8,988	17,026
Accrued payroll and severance	454,417	250,571
Other accrued expenses	52,912	89,200
Deferred rent	48,949	44,149

Total	$615,332	$440,229

Note 5 - Notes Payable

During the three months ended March 31, 2012, the Company issued an additional $100,500 of notes payable. In connection with the financings, 2,010,000 shares of common stock, with a relative fair value of $14,249, were issued to the lenders and were recorded as a debt discount. These notes are payable 3-6 months from the date of issuance and have a rate of interest of 10-15% per annum.

During the three months ended March 31, 2012, the maturity dates of certain notes payable with an aggregate principal balance of $560,000 were extended to May 2012 through August 2012 and the investors received an aggregate of 1,125,000 shares of common stock with a relative fair value of $8,924. All of the extended notes bear a 15% interest rate per annum payable monthly.

During the three months ended March 31, 2012, the Company repaid a note payable with a principal amount of $50,000.

During the three months ended March 31, 2012, the Company and three investors agreed to exchange three notes with an aggregate principal balance of $75,000 for an aggregate of 3,750,000 shares of common stock and five-year warrants to purchase an aggregate of 1,500,000 shares of common stock at an exercise price of $0.03 per share. The warrants had an aggregate grant date value of $11,460. The investors received piggyback registration rights related to the stock and the stock issuable pursuant to the warrants.

The Company recorded amortization of debt discount of $66,137 and $71,087 during the three months ended March 31, 2012 and 2011, respectively. Aggregate amortization of debt discount from December 30, 2008 (inception) to March 31, 2012 was $622,233.

8 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 - Commitments and Contingencies

Operating Lease

Rent expense amounted to approximately $27,000 and $22,000 for the three months ended March 31, 2012 and 2011, respectively. Rent expense for the period from December 30, 2008 (inception) to March 31, 2012 was approximately $159,000. Rent expense is reflected in general and administrative expenses in the condensed consolidated statements of operations.

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

License Agreement

On January 27, 2012, the Company entered into a license agreement with Regenerative Sciences, LLC (“RS”) (as amended on March 21, 2012, the “RS Agreement”). See Note 8 – Subsequent Events – License Agreement Closing for additional details.

Consulting Agreements

Marketing Consulting Services

On January 1, 2012, the agreement for marketing consulting services was further extended to December 31, 2012, pursuant to which the Company will pay a cash fee of $10,000 per month and the Company granted an immediately vested, five-year warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.02 per share. The grant date value of $12,800 was recognized immediately. See Note 8 – Subsequent Events – Marketing Consulting Services for details associated with the amended extension of the agreement for marketing consulting services.

Employment Agreements

Chief Executive Officer (the “CEO”)

On February 10, 2012, the Board approved (1) the extension of the CEO’s employment agreement for an additional two years (through October 2015) at the same compensation as the third year; (2) an option grant to the CEO, as described below; and (3) the payment of a $70,000 discretionary bonus to the CEO in connection with the signing of the RS Agreement. The employment agreement shall be extended for successive one year periods unless either party provides ninety days written notice to the other party. The discretionary bonus was paid on April 13, 2012. The Company granted a ten-year option to the CEO to purchase an aggregate of 50,000,000 shares of common stock at an exercise price of $0.021 per share. The option vests to the extent of one-third of the shares immediately, one-third on the first anniversary of the date of grant and one-third on the second anniversary of the date of grant. See Note 7 – Stockholders’ Deficiency – Stock Options – Employee Awards for additional details. See Note 8 – Subsequent Events – Common Stock Award Vesting for updates associated with the CEO’s compensation arrangement.

Former Chief Financial Officer (the “Former CFO”)

On January 4, 2012, the Company agreed to settle the remaining $46,154 due pursuant to the Former CFO’s termination agreement for $23,077 and the Company recorded a $23,077 gain on settlement of the payable.

9 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 - Stockholders’ Deficiency

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

Common Stock Issuances

During the three months ended March 31, 2012, the Company issued an aggregate of 11,000,000 shares of common stock at a price of $0.025 per share to investors for aggregate gross proceeds of $275,000. In connection with the purchases, the Company issued warrants for the purchase of an aggregate of 2,750,000 shares of common stock, which are exercisable over a period of five years at an exercise price of $0.03 per share of common stock. The warrants had an aggregate grant date value of $21,000.

See Note 5, Notes Payable for details associated with common stock issued in conjunction with the issuance, extension and exchange of notes payable.

Stock Warrants

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following weighted average assumptions:

For The Three Months Ended
March 31, 2012
Risk free interest rate	0.71%
Expected term (years)	5.00
Expected volatility	182.00%
Expected dividends	0.00%

The weighted average estimated fair value of the warrants granted during the three months ended March 31, 2012 was approximately $0.01 per share. There were no warrants granted during the three months ended March 31, 2011.

A summary of the status of the warrants issued during the three months ended March 31, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2011	4,000,000	$0.020	3.7	$-
Granted	6,500,000	0.027
Exercised	-	-
Forfeited	-	-
Outstanding, March 31, 2012	10,500,000	$0.024	4.3	$-

Exercisable, March 31, 2012	10,500,000	$0.024	4.3	$-

10 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 - Stockholders’ Deficiency - Continued

Stock Warrants - Continued

The following table presents information related to stock warrants at March 31, 2012:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.01	2,000,000	2.3	2,000,000
0.02	2,000,000	4.8	2,000,000
0.03	6,500,000	4.8	6,500,000
	10,500,000	4.3	10,500,000

See Note 6, Commitments and Contingencies - Consulting Agreements for details associated with the issuance of warrants as compensation to consultants.

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

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

For The Three Months Ended
March 31, 2012
Risk free interest rate	0.91%
Expected term (years)	5.36
Expected volatility	182.00%
Expected dividends	0.00%

No stock options were granted during the three months ended March 31, 2011. The weighted average estimated fair value of the stock options granted during the three months ended March 31, 2012 was approximately $0.008 per share.

Employee Awards

On February 10, 2012, the Company granted ten-year options to employees to purchase an aggregate of 54,000,000 shares of common stock at an exercise price of $0.021 per share, pursuant to the 2010 Equity Participation Plan (the “Plan”). The options vest as follows: (i) an option granted to the CEO to purchase 50,000,000 shares of common stock vests to the extent of one-third of the shares immediately, one-third on the first anniversary of the date of grant and one-third on the second anniversary of the date of grant; and (ii) options to purchase an aggregate of 4,000,000 shares of common stock vest to the extent of one-half of the shares immediately and one-half on the first anniversary of the date of grant. The aggregate grant date value of $421,200 will be recognized proportionate to the vesting period.

11 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 - Stockholders’ Deficiency - Continued

Stock Options – Continued

Employee Awards – Continued

The Company recorded stock–based compensation expense of $170,074 and $0 during the three months ended March 31, 2012 and 2011, respectively, and $634,324 during the period from December 30, 2008 (inception) to March 31, 2012, related to employee stock option grants, which is reflected as payroll and benefits expense in the condensed consolidated statement of operations. As of March 31, 2012, there was $265,188 of unrecognized employee stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 1.8 years.

Director Awards

On February 10, 2012, the Company granted ten-year options to directors to purchase an aggregate of 60,000,000 shares of common stock at an exercise price of $0.021 per share, pursuant to the Plan. The options vest to the extent of one-half of the shares immediately and one-half on the first anniversary of the date of grant. The aggregate grant date value of $468,000 will be recognized proportionate to the vesting period.

The Company recorded stock–based compensation expense of $266,500 and $0 during the three months ended March 31, 2012 and 2011, respectively, and $424,903 during the period from December 30, 2008 (inception) to March 31, 2012, related to director stock option grants. As of March 31, 2012, there was $201,500 of unrecognized employee stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 0.9 years.

Consultant Awards

The Company recorded stock–based compensation expense of $2,027 and $0 during the three months ended March 31, 2012 and 2011, respectively, and $13,993 during the period from December 30, 2008 (inception) to March 31, 2012, related to consultant and advisory board stock option grants, which is reflected as consulting expenses in the condensed consolidated statement of operations. As of March 31, 2012, there was $5,678 of unrecognized consultant and advisory board stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 1.2 years.

Option Award Summary

A summary of the status of the options issued during the three months ended March 31, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2011	26,150,000	$0.012	8.6	$-
Granted	114,000,000	0.021
Exercised	-	-
Forfeited	-	-
Outstanding, March 31, 2012	140,150,000	$0.019	9.6	$-

Exercisable, March 31, 2012	71,283,666	$0.018	9.5	$-

12 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency - Continued

Stock Options – Continued

Option Award Summary – Continued

The following table presents information related to stock options at March 31, 2012:

Options Outstanding		Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.010	22,000,000	8.7	20,000,000
0.020	1,500,000	9.5	1,300,000
0.021	114,000,000	9.9	48,666,666
0.024	500,000	4.2	500,000
0.025	2,150,000	5.1	817,000
	140,150,000	9.5	71,283,666

Common Stock Awards

Employee Awards

The Company recorded stock-based compensation expense of $0 and $123,900 during the three months ended March 31, 2012 and 2011, respectively, and $123,900 during the period from December 30, 2008 (inception) to March 31, 2012, related to employee stock grants, which is reflected as payroll and benefits expense in the condensed consolidated statement of operations. As of March 31, 2012, there was no unrecognized employee stock-based compensation expense related to employee stock grants.

Director Awards

The Company recorded stock–based compensation expense of $10,325 and $0 during the three months ended March 31, 2012 and 2011, respectively, and $245,015 during the period from December 30, 2008 (inception) to March 31, 2012, related to director stock grants, which is reflected as consulting expenses in the condensed consolidated statement of operations. As of March 31, 2012, there was no unrecognized director stock-based compensation expense related to stock grants.

Consultant Awards

During the three months ended March 31, 2012, the Company issued 2,423,100 shares of common stock valued at $20,015 in connection a business advisory services agreement.

The Company recorded stock–based compensation expense of $20,015 and $85,659 during the three months ended March 31, 2012 and 2011, respectively, and $1,418,995 during the period from December 30, 2008 (inception) to March 31, 2012, related to consultant stock grants, which is reflected as consulting expenses in the condensed consolidated statement of operations. As of March 31, 2012, there was no unrecognized consultant stock-based compensation expense.

13 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Common Stock Awards – Continued

Stock Award Summary

A summary of common stock award activity for the three months ended March 31, 2012 is presented below:

		Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value

Non-vested, December 31, 2011	40,000,000	$0.00826	$330,400
Granted	2,423,100	0.00826	20,015
Vested	(2,423,100)	0.00826	(20,015)
Forfeited	-	-	-
Non-vested, March 31, 2012	40,000,000	$0.00826	$330,400

See Note 8 – Subsequent Events – Common Stock Award Vesting for details associated with the vesting of these unvested stock awards.

Note 8 - Subsequent Events

Notes Payable

Subsequent to March 31, 2012, the Company issued an additional $1,500,000 note payable. A five-year warrant to purchase 20,000,000 shares of common stock at an exercise price of $0.03 per share, with a relative fair value of $138,667, was issued to the lender and was recorded as a debt discount. The note is payable 12 months from the date of issuance and has a rate of interest of 15% per annum.

Subsequent to March 31, 2012, the maturity dates of certain notes payable with an aggregate principal balance of $1,112,500 were extended to July 2012 through November 2012. All of the extended notes bear a 15% interest rate per annum payable monthly.

Subsequent to March 31, 2012, the Company and certain investors agreed to exchange notes with an aggregate principal balance of $250,000 for an aggregate of 12,500,000 shares of common stock and five-year warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $0.03 per share. The warrants had an aggregate grant date value of $38,189. The investors received piggyback registration rights related to the stock and the stock issuable pursuant to the warrants.

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

14 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 - Subsequent Events – Continued

Additional Warrant

On April 9, 2012, the Company issued a warrant to a shareholder in lieu of reimbursing certain costs associated with a contemplated financing that did not occur. The immediately vested, five-year warrant entitles the shareholder to purchase 4,000,000 shares of common stock at an exercise price of $0.03 per share. The warrant had a grant date value of $30,400 which was recognized immediately.

Issuance of Common Stock

Subsequent to March 31, 2012, the Company issued an aggregate of 15,000,000 shares of common stock at a price of $0.025 per share to investors for aggregate gross proceeds of $375,000. In consideration of the purchase, the Company issued warrants for the purchase of an aggregate of 4,750,000 shares of common stock, which are exercisable over a period of five years at exercise prices ranging from $0.03 to $0.035 per share of common stock. The warrants had an aggregate grant date value of $36,202.

License Agreement Closing

On April 6, 2012, the RS Agreement became effective. Pursuant to the RS Agreement, the Company obtained, among other things, a worldwide, exclusive, royalty-bearing license from RS to utilize or sublicense a certain medical device for the administration of specific cells and/or cell products to the disc and/or spine (and other parts of the body) and a worldwide (excluding Asia and Argentina), exclusive, royalty-bearing license to utilize or sublicense a certain method for culturing cells for use in repairing damaged areas. The RS Agreement provides for the requirement by the Company to achieve certain milestones or pay certain minimum royalty amounts in order to maintain the exclusive nature of the licenses. The RS Agreement also provides for a royalty-bearing sublicense of the technology to RS for use for certain purposes. Further, the RS Agreement provides that RS will furnish certain training, assistance and consultation services with regard to the licensed technology. Pursuant to the RS Agreement, on the effective date, the Company paid to RS a net license fee of $990,000 and issued to RS a warrant for the purchase of 50,000,000 shares of common stock of the Company. The warrant was divided into three tranches. The exercise of the second and third tranches is subject to specified performance criteria. The exercise price for the initial tranche is $0.03 per share and the exercise price for the second and third tranches is the greater of $0.03 per share or the then fair market value of the common stock, as defined in the RS Agreement.

Business Advisory Services

On April 18, 2012, the previous agreement for business advisory services, dated February 17, 2011, was extended for nine months until December 31, 2012. Pursuant to the extension, the Company agreed to pay an additional $90,000 fee ($10,000 monthly), a $20,000 bonus ($10,000 on August 31, 2012 and $10,000 on December 31, 2012) and issue a five-year warrant to purchase 12,000,000 shares of common stock at an exercise price of $0.03 per share. The warrant vests on January 1, 2013 and has a grant date value of $91,200, which will be recognized proportionate to the vesting period.

Marketing Consulting Services

On April 18, 2012, the previous agreement for marketing consulting services, dated February 17, 2011, as amended on July 1, 2011, September 1, 2011 and January 1, 2012, was further amended. The Company agreed to pay a $20,000 bonus ($10,000 on August 31, 2012 and $10,000 on December 31, 2012, and issue a five-year warrant to purchase 15,000,000 shares of common stock at an exercise price of $0.03 per share. The warrant vests on January 1, 2013 and has a grant date value of $114,000, which will be recognized proportionate to the vesting period.

Lipo Rejuvenation Centers, Inc. Dissolved

On April 16, 2012, Lipo Rejuvenation Centers, Inc., an inactive entity, was dissolved.

15 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 - Subsequent Events – Continued

Common Stock Award Vesting

On April 2, 2012, the CEO’s 35,000,000 share stock grant vested as a result of the Company raising in excess of $2,000,000 of financing since November 4, 2011. The Company has agreed to fund the CEO’s tax liability (approximately $115,000) in connection with such vesting. The tax liability is unpaid as of the date of this report.

On April 21, 2012, an aggregate of 5,000,000 shares of common stock related to the two non-employee directors’ stock grants vested.

Option Grants

On May 3, 2012, the Company granted ten-year options to two employees to purchase an aggregate of 7,550,000 shares of common stock at an exercise price of $0.028 per share, pursuant to the Plan. Options to purchase 1,550,000 shares vest 25,000 shares immediately, 525,000 shares on the first anniversary date, 500,000 shares on the second anniversary date and 500,000 shares on the third anniversary date. Options to purchase the remaining 6,000,000 shares vest subject to the satisfaction of certain performance conditions.

16 | Page

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of BioRestorative Therapies, Inc. (and including its subsidiaries, "BRT" or the “Company”) as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to BRT. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2012.

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

We also operate a wholly-owned subsidiary, Stem Pearls, LLC, which offers facial creams and other skin care products with certain ingredients that may include plant stem cells and/or other stem cell optimization or regenerative compounds.

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

Since inception, we have incurred substantial losses. As of March 31, 2012, our accumulated deficit was $9,018,880, our stockholders’ deficiency was $4,325,865 and our working capital deficiency was $4,402,371. As of March 31, 2012, we have not yet generated revenues and our losses have principally been operating expenses incurred in development, marketing and promotional activities in order to commercialize our products and services. We expect to continue to incur substantial costs for development, marketing and promotional activities over at least the next year.

17 | Page

Based upon our working capital deficiency as of March 31, 2012 and the lack of any revenues from inception to March 31, 2012, we require equity and/or debt financing to continue our operations. Between June 2009 and March 31, 2012, we raised an aggregate of $3,674,139 in debt financing. As of March 31 2012, our outstanding debt of $3,165,500, together with interest at rates ranging between 10% and 15% per annum, is due between February 2012 and March 2013. Subsequent to March 31, 2012, we have received equity financing of $375,000, received debt financing of $1,500,000, have extended the due date for repayment with respect to $1,112,500 of debt and $250,000 of debt that has been converted to equity. As a result, we expect that the cash we have available will fund our operations only until May 2012. We are currently considering several different financing alternatives to support our operations thereafter. If we are unable to obtain such additional financing on a timely basis and, notwithstanding any request we may make, our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate.  See “Liquidity and Capital Resources” below.

Consolidated Results of Operations

Three Months Ended March 31, 2012 compared with Three Months Ended March 31, 2011

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, respectively.

	For The Three Months Ended
	March 31,
	2012	2011

Operating Expenses:

Marketing and promotion	$39,987	$44,805
Payroll and benefits	504,418	543,431
Consulting expense	418,966	195,858
General and administrative	358,804	233,512
Research and development	2,050	-

Loss From Operations	(1,324,225)	(1,017,606)

Other income	-	-
Interest expense	(127,097)	(24,404)
Amortization of debt discount	(66,137)	(71,087)
Gain on settlement of note and payables, net	23,077	-

Net Loss	$(1,494,382)	$(1,113,097)

Marketing and promotion expenses

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, and entertainment and travel expenses. For the three months ended March 31, 2012, marketing and promotion expenses decreased by $4,818, or 11%, as compared to the three months ended March 31, 2011.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Payroll and benefits

Payroll and benefits consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees. For the three months ended March 31, 2012, payroll and benefits decreased $39,013, or 7%, as a result of severance expenses in the quarter ended March 31, 2011, partially offset by increased payroll expenses in in the quarter ended March 31, 2012. We did not have any employees during the three months ended March 31, 2011.

18 | Page

Consulting expenses

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended March 31, 2012, consulting expenses increased $223,108, or 114%, compared to the three months ended March 31, 2011. The increase is primarily due to $226,008 of increased stock-based compensation to directors, consultants, and advisors during the first quarter of 2012 as compared to the first quarter of 2011.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the three months ended March 31, 2012, general and administrative expenses increased by $125,292, or 54%, as compared to the three months March 31, 2011. The increase is primarily a result of an increase of $71,357 for legal fees incurred related to SEC and other legal work and an increase of $31,012 in professional fees for accounting services related to our 2011 audit.

We expect that our general and administrative expenses will continue to increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Research and development expenses

Research and development expenses are expensed as they are incurred. For the three months ended March 31, 2012, research and development increased by $2,050, as compared to the three months ended March 31, 2011.

Interest expense

For the three months ended March 31, 2012, interest expense increased $102,693, or 421%, as compared to the three months ended March 31, 2011. The increase was mostly due to an increase in short-term borrowings in 2012.

Amortization of debt discount

For the three months ended March 31, 2012, amortization of debt discount decreased $4,950, or 7%, as compared to the three months ended March 31, 2011.

Gain on settlement of note and payables, net

For the three months ended March 31, 2012, gain on settlement of note and payables, net increased $23,077 due to the settlement of a payable to our former chief financial officer.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	March 31,	December 31,
	2012	2011

Cash	$3,113	$71,508

Working Capital Deficiency	$(4,402,371)	$(3,788,947)

Notes Payable (Gross - Current)	$3,165,500	$3,190,000

19 | Page

Availability of Additional Funds

Based upon our working capital deficiency of $4,402,371 as of March 31, 2012 and the lack of any revenues from inception to March 31, 2012, we require equity and/or debt financing to continue our operations. Between June 2009 and March 31, 2012, we raised an aggregate of $3,674,139 in debt financing. As of March 31 2012, our outstanding debt of $3,165,500, together with interest at rates ranging between 10% and 15% per annum, is due between February 2012 and March 2013. Subsequent to March 31, 2012, we have received equity financing of $375,000, received debt financing of $1,500,000 (which is due in 12 months), have extended the due date for repayment with respect to $1,112,500 of debt and $250,000 of debt that has been converted to equity. We have certain notes payable aggregating $435,000 which matured between March and May 2012. As of the date of this filing, we have not received any notices of default with respect to these notes. As of the date this Quarterly Report on Form 10-Q was filed, our outstanding debt was $4,415,500.

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

During the three months ended March 31, 2012, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the three months ended March 31, 2012 and 2011 in the amounts of $393,895 and $849,911, respectively. The cash used in operating activities for the three months ended March 31, 2012 was primarily due to cash used to fund a net loss of $1,494,382, adjusted for non-cash expenses related to depreciation and amortization, amortization of debt discount, loss on sale of property and equipment, stock-based compensation, and a gain on settlement of note and payables in the aggregate amount of $550,845, partially offset by $549,642 of cash provided by changes in the levels of operating assets and liabilities as a result of increases in accounts payable, accrued expenses and other liabilities. The cash used in operating activities for the three months ended March 31, 2011 was due to cash used to fund a net loss of $1,113,097, adjusted for non-cash expenses related to depreciation and amortization, amortization of debt discount, and stock-based compensation in the aggregate amount of $305,400, plus a net usage of $42,214 of cash to fund changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

During the three months ended March 31, 2012, there was no usage of cash due to investing activities and during the three months ended March 31, 2011, cash of $6,891 was used in investing activities to acquire furniture, fixtures and office equipment.

20 | Page

Net Cash Provided by Financing Activities

Cash provided by financing activities during the three months ended March 31, 2012 and 2011 was $325,500 and $1,344,468, respectively. During the three months ended March 31, 2012, $275,000 of proceeds were from equity financing, $50,500 of net proceeds were from debt financing. During the three months ended March 31, 2011, the net proceeds were entirely from debt financing.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed on April 16, 2012. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

21 | Page

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, and no such proceedings are known to us to be threatened or contemplated against us.

Item 1A.   Risk Factors.

Not applicable.

22 | Page

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2012, we sold the following securities in transactions not involving any public offering.  For each of the following transactions, we relied upon Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.  For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Registration Statement on Form 10, as amended, quarterly report for the period ended September 30, 2011 and current reports to the Securities and Exchange Commission and press releases made by us), and we were available to answer questions by prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficit.

DATE ISSUED	NUMBER OF SHARES	PURCHASER(S)	CONSIDERATION (1)
01/01/12	807,700	TDA Consulting Services	$6,672	(2)
01/03/12	2,000,000	(4)	$50,000	(3)
01/05/12	125,000	(4)	$992	(6)
01/05/12	250,000	(4)	$1,983	(6)
01/05/12	250,000	(4)	$1,983	(6)
01/20/12	250,000	(4)	$1,772	(5)
02/01/12	250,000	(4)	$1,772	(5)
02/01/12	807,700	TDA Consulting Services	$6,672	(5)
02/06/12	4,000,000	(4)	$100,000	(3)
02/06/12	4,000,000	(4)	$100,000	(3)
02/11/12	125,000	(4)	$992	(6)
02/13/12	1,000,000	(4)	$25,000	(3)
02/23/12	125,000	(4)	$992	(6)
03/01/12	807,700	TDA Consulting Services	$6,672	(2)
03/15/12	250,000	(4)	$1,772	(5)
03/15/12	170,000	(4)	$1,205	(5)
03/15/12	170,000	(4)	$1,205	(5)
03/15/12	500,000	(4)	$3,544	(5)
03/15/12	170,000	(4)	$1,205	(5)
03/16/12	250,000	(4)	$1,983	(6)
03/28/12	1,250,000	(4)	$25,000	(7)
03/28/12	1,250,000	(4)	$25,000	(7)
03/28/12	1,250,000	(4)	$25,000	(7)
03/29/12	250,000	(4)	$1,772	(5)

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
(3) Issued for cash in connection with warrants.
(4) Accredited investor.
(5) Issued as debt discount in connection with loans.
(6) Issued in consideration of debt extension.
(7) Issued in consideration of debt exchange.

23 | Page

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit	Description
31.1	Chief Executive Officer Certification *
31.2	Chief Financial Officer Certification *
32	Section 1350 Certification **
101.INS	XBRL Instance Document **
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **
101.LAB	XBRL Label Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **

*	Filed herewith
**	Furnished herewith

24 | Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2012	BIORESTORATIVE THERAPIES, INC.

By: /s/ Mark Weinreb____________ Mark Weinreb Chief Executive Officer (Principal Executive and Financial Officer)

25 | Page