Form 10-Q/A
period 2012-03-31
BioRestorative Therapies, Inc.
filed 2012-06-01
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-54402

BIORESTORATIVE THERAPIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1835664
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

555 Heritage Drive
Jupiter, Florida	33458
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 9, 2012, there were 655,491,911 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This amendment is being filed to correct the number of outstanding shares of the registrant as of May 9, 2012, as set forth on the cover page of the Form 10-Q, to exclude treasury shares from the calculation thereof.

PART II - OTHER INFORMATION

Item 6. Exhibits.

Exhibit	Description
31.1	Chief Executive Officer Certification *
31.2	Chief Financial Officer Certification *
32	Section 1350 Certification **
101.INS	XBRL Instance Document**
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document**
101.DEF	XBRL Definition Linkbase Document**
101.LAB	XBRL Label Linkbase Document**
101.PRE	XBRL Presentation Linkbase Document**

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 1, 2012	BIORESTORATIVE THERAPIES, INC.

	By:	/s/ Mark Weinreb
Mark Weinreb
Chief Executive Officer
(Principal Executive and Financial Officer)