Form 10-Q
period 2012-06-30
BioRestorative Therapies, Inc.
filed 2012-08-14
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

As of August 9, 2012, there were 684,579,411 shares of the issuer’s common stock outstanding.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Table of Contents

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of
June 30, 2012 (Unaudited) and December 31, 2011	1

Unaudited Condensed Consolidated Statements of Operations for the
Three and Six Months Ended June 30, 2012 and 2011 and for the Period from December 30, 2008 (Inception) to June 30, 2012	2

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the
Six Months Ended June 30, 2012	3

Unaudited Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2012 and 2011 and for the Period from December 30, 2008 (Inception) to June 30, 2012	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	25

ITEM 4. Controls and Procedures	25

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings	27

ITEM 1A. Risk Factors	27

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

ITEM 3. Defaults Upon Senior Securities	28

ITEM 4. Mine Safety Disclosures	28

ITEM 5. Other Information	28

ITEM 6. Exhibits	28

Signatures	29

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)
Assets

Current Assets:
Cash	$12,571	$71,508
Prepaid expenses and other current assets	34,553	46,915

Total Current Assets	47,124	118,423

Property and equipment, net	78,516	94,827
Intangible assets, net	1,212,263	3,308
Security deposit	4,415	4,415

Total Assets	$1,342,318	$220,973

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$439,995	$426,184
Accrued expenses and other current liabilities	838,576	440,229
Notes payable, net of debt discount of $187,709 and $149,043 at June 30, 2012 and December 31, 2011, respectively	4,321,476	3,040,957

Total Current Liabilities	5,600,047	3,907,370

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock, $0.01 par value; Authorized, 1,000,000 shares; none issued and outstanding at June 30, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value; Authorized, 1,500,000,000 and 800,000,000 shares at June 30, 2012 and December 31, 2011, respectively; Issued 701,010,445 and 635,614,845 shares at June 30, 2012 and December 31, 2011, respectively; Outstanding 673,079,411 and 607,683,811 shares at June 30, 2012 and December 31, 2011, respectively	701,010	635,615
Additional paid-in capital	5,738,292	3,234,486
Deficit accumulated during development stage	(10,665,031)	(7,524,498)
Treasury stock, at cost, 27,931,034 shares at June 30, 2012 and December 31, 2011	(32,000)	(32,000)

Total Stockholders' Deficiency	(4,257,729)	(3,686,397)

Total Liabilities and Stockholders' Deficiency	$1,342,318	$220,973

See Notes to these Condensed Consolidated Financial Statements

1 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statements of Operations

(unaudited)

					Period from
					December 30,
	For The Three Months Ended		For The Six Months Ended		2008 (Inception)
	June 30,		June 30,		to June 30,
	2012	2011	2012	2011	2012

Revenues	$10,000	$-	$10,000	$-	$10,000

Operating Expenses
Marketing and promotion	30,609	17,033	70,596	61,838	378,414
Payroll and benefits	536,810	338,344	1,041,228	881,775	3,182,266
Consulting expense	409,000	239,397	827,966	435,255	3,048,574
General and administrative	371,698	443,456	730,502	676,968	2,822,591
Research and development	54,723	-	56,773	-	80,393

Total Operating Expenses	1,402,840	1,038,230	2,727,065	2,055,836	9,512,238

Loss From Operations	(1,392,840)	(1,038,230)	(2,717,065)	(2,055,836)	(9,502,238)

Other Income (Expense)
Other income	-	-	-	-	11,457
Interest expense	(164,061)	(58,848)	(291,158)	(83,253)	(579,656)
Amortization of debt discount	(89,250)	(107,762)	(155,387)	(178,848)	(711,483)
Gain on settlement of note and payables, net	-	-	23,077	-	106,525

Total Other Expense	(253,311)	(166,610)	(423,468)	(262,101)	(1,173,157)

Net Loss	$(1,646,151)	$(1,204,840)	$(3,140,533)	$(2,317,937)	$(10,675,395)

Net Loss Per Share
- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	681,703,449	510,697,493	629,927,402	492,397,418

See Notes to these Condensed Consolidated Financial Statements

2 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statement of Changes in Stockholders' Deficiency

For the Six Months Ended June 30, 2012

(unaudited)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-In	Development	Treasury Stock
	Shares	Amount	Capital	Stage	Shares	Amount	Total

Balance - December 31, 2011	635,614,845	$635,615	$3,234,486	$(7,524,498)	(27,931,034)	$(32,000)	$(3,686,397)

Shares issued for consulting services - (at $0.008)	2,423,100	2,423	17,593	-	-	-	20,016

Shares issued as debt discount in connection with notes payable - (at $0.007)	2,010,000	2,010	12,239	-	-	-	14,249

Shares issued as debt discount in connection with notes payable - (at $0.008)	1,125,000	1,125	7,799	-	-	-	8,924

Warrants issued as debt discount in connection with notes payable - (at $0.007)	-	-	140,441	-	-	-	140,441

Warrant issued in partial exchange for intangible asset - April 2012 (at $0.015)	-	-	226,500	-	-	-	226,500

Shares and warrants issued in exhange of notes payable - (at $0.020)	30,000,000	30,000	623,640	-	-	-	653,640

Shares issued as debt discount in connection with notes payable - (at $0.012)	250,000	250	2,780	-	-	-	3,030

Shares issued for consulting services - (at $0.016)	2,587,500	2,587	38,813	-	-	-	41,400

Warrants issued as debt discount in connection with notes payable - (at $0.014)	-	-	27,409	-	-	-	27,409

Shares and warrants issued for cash - (at $0.025)	27,000,000	27,000	648,000	-	-	-	675,000

Stock-based compensation	-	-	758,592	-	-	-	758,592

Net loss	-	-	-	(3,140,533)	-	-	(3,140,533)

Balance - June 30, 2012	701,010,445	$701,010	$5,738,292	$(10,665,031)	(27,931,034)	$(32,000)	$(4,257,729)

See Notes to these Condensed Consolidated Financial Statements.

3 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statements of Cash Flows

(unaudited)

			Period from
			December 30,
	For The Six Months Ended		2008 (Inception) to
	June 30,		June 30,
	2012	2011	2012
Cash Flows From Operating Activities
Net loss	$(3,140,533)	$(2,317,937)	$(10,675,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	155,387	178,848	711,483
Depreciation and amortization	36,389	52,403	181,571
Loss on sale of property and equipment	-	-	21,614
Stock-based compensation	820,008	344,168	3,102,159
Loss on extinguishment	53,640	-	53,640
Gain on settlement of note and payables, net	(23,077)	-	(106,525)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	12,362	(58,170)	(34,553)
Security deposit	-	(4,415)	(4,415)
Accounts payable	13,811	148,292	382,514
Accrued expenses and other current liabilities	421,424	236,057	974,153

Total Adjustments	1,489,944	897,183	5,281,641

Net Cash Used in Operating Activities	(1,650,589)	(1,420,754)	(5,393,754)

Cash Flows From Investing Activities
Purchases of property and equipment	(2,533)	(17,772)	(165,776)
Proceeds from sale of property and equipment	-	-	32,000
Acquisition of intangible assets	(1,000,000)	-	(1,003,676)

Net Cash Used in Investing Activities	(1,002,533)	(17,772)	(1,137,452)

Cash Flows From Financing Activities
Proceeds from notes payable	1,969,185	1,637,500	5,542,824
Repayments of notes payable	(50,000)	(209,863)	(535,222)
Advances from officer	22,000	-	48,000
Repayment of advances from officer	(22,000)	-	(48,000)
Proceeds from exercise of warrants	-	-	1,875
Repurchase of common stock	-	-	(32,000)
Sales of common stock and warrants for cash	675,000	-	1,566,300

Net Cash Provided by Financing Activities	2,594,185	1,427,637	6,543,777

Net (Decrease) Increase In Cash	(58,937)	(10,889)	12,571

Cash - Beginning	71,508	18,074	-

Cash - Ending	$12,571	$7,185	$12,571

See Notes to these Condensed Consolidated Financial Statements

4 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statements of Cash Flows — Continued

(unaudited)

			Period from
			December 30,
	For The Six Months Ended		2008 (Inception) to
	June 30,		June 30,
	2012	2011	2012
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$266,381	$36,274	$469,378

Non-cash investing and financing activities:
Shares issued as debt discount in connection with notes payable	$26,203	$235,490	$724,371
Warrants issued as debt discount in connection with notes payable	$167,850	$-	$167,850
Shares issued in connection with reverse recapitalization	$-	$-	$362,000
Shares issued pursuant to reverse recapitalization and subsequently cancelled	$-	$-	$146,195
Shares issued (issuable) as debt discount in connection with note payable	$-	$6,971	$-
Purchase of property and equipment for note payable	$-	$-	$291,055
Purchase of property and equipment for account payable	$-	$-	$60,000
Accrued payable for treasury shares repurchased	$-	$-	$7,000
Shares reissued to former President	$-	$12,577	$12,577
Property and equipment returned in connection with settlement of note payable, net	$-	$-	$226,043
Shares and warrants issued in exchange of notes payable	$600,000	$-	$600,000
Warrant issued as partial consideration for intangible asset	$226,500	$-	$226,500

See Notes to these Condensed Consolidated Financial Statements

5 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Business Organization and Nature of Operations

BioRestorative Therapies, Inc. (and including its subsidiaries, the “Company”) is a development stage enterprise whose primary activities since inception have been the development of its business plan, negotiating strategic alliances and other agreements, raising capital and the sponsorship of research and development activities.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2012, for the three and six months ended June 30, 2012 and 2011 and for the period from December 30, 2008 (inception) to June 30, 2012. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2011 and for the year then ended, and for the period from December 30, 2008 (inception) to December 31, 2011, which were filed with the Securities and Exchange Commission on Form 10-K on April 16, 2012.

Note 2 – Going Concern and Management Plans

As of June 30, 2012, the Company had a working capital deficiency and a stockholders’ deficiency of $5,552,923 and $4,257,729, respectively. The Company has not generated significant revenues and incurred net losses of $10,675,395 during the period from December 30, 2008 (inception) through June 30, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company's primary source of operating funds since inception has been its stockholders and note financings. The Company intends to continue to raise additional capital through private debt and equity investors. The Company is currently a development stage company and there is no assurance that these funds will be sufficient to enable the Company to fully complete its development activities or attain profitable operations.

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

Subsequent to June 30, 2012, the Company raised $262,500 and $150,000 through debt and equity financing, respectively, and extended the maturities of $112,500 of notes. As a result, the Company expects that the cash it has available will fund its operations only until September 2012. The Company currently has notes payable aggregating $272,500 which are past their maturity dates. The Company is currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. See Note 9 – Subsequent Events for additional details.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of Stem Cell Cayman Ltd. (“Cayman”), Stem Pearls, LLC and Lipo Rejuvenation Centers, Inc. All significant intercompany transactions have been eliminated in the consolidation. On April 16, 2012, Lipo Rejuvenation Centers, Inc., an inactive entity, was dissolved.

6 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies - Continued

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. The Company’s significant estimates and assumptions include the recoverability and useful lives of long-lived assets, the fair value of the Company’s stock, stock-based compensation, debt discount and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates, and could cause actual results to differ from those estimates.

Concentrations and Credit Risk

The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC. As of June 30, 2012, the Company had $1,242 deposited with an offshore financial institution which is not insured by the FDIC.

For the three and six months ended June 30, 2012, 100% of the Company’s revenues were derived from one customer.

As of June 30, 2012, 79% of the face value of the Company’s notes payable were sourced from a single entity and the earliest maturity date associated with these notes is November 2012.

Intangible Assets

Intangible assets are comprised of trademarks and licenses with estimated useful lives of 10 and 17.7 years (20 year life of underlying patent, less 2.3 years elapsed since patent application), respectively. Once placed into service, the Company amortizes the cost of the intangible assets over their estimated useful lives on a straight line basis.

Revenue Recognition

For the three and six months ended June 30, 2012, the Company’s revenue was entirely attributable to sublicense fees. The Company recognizes sublicensing revenue when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) the service is completed without further obligation, (iii) the sales price to the customer is fixed or determinable, and (iv) collectability is reasonably assured. See Note 4 – Intangible Assets for additional details.

Net Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding, plus the impact of common shares, if dilutive, resulting from the vesting of restricted stock and the exercise of outstanding stock options and warrants.

The Company’s weighted average number of common shares as of June 30, 2012 includes issued and outstanding common shares and the underlying shares issuable upon the exercise of the 22,000,000 and 2,000,000 exercisable options and warrants, respectively, with an exercise price of $0.01 per share or less during the period of time that the restricted stock value exceed $0.01 per share. See Note 8, Stockholders’ Deficiency. In accordance with ASC 260 – Earnings Per Share (“ASC 260”), the Company has given effect to the issuance of these options and warrants in computing basic and diluted net loss per share.

7 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies - Continued

Net Loss Per Common Share - Continued

Potentially dilutive securities realizable from the exercise of options and warrants for the purchase of 125,950,000 and 127,000,000 shares, respectively, as of June 30, 2012 were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. As of June 30, 2011, potentially dilutive securities realizable from the vesting of 40,000,000 shares of restricted stock and the exercise of warrants and options for the purchase of 2,000,000 and 29,150,000 shares, respectively, are excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

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

Note 4 – Intangible Assets

Intangible assets consist of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization	Total
Balance as of January 1, 2012	$3,676	$-	$(368)	$3,308
Purchase of licenses	-	1,226,500	-	1,226,500
Amortization expense	-	-	(17,545)	(17,545)
Balance as of June 30, 2012	$3,676	$1,226,500	$(17,913)	$1,212,263
Weighted average amortization period at June 30, 2012 in years	8.5	17.4

8 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Intangible Assets - Continued

Amortization of intangible assets consists of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization
Balance as of January 1, 2012	$368	$-	$368
Amortization expense	184	17,361	17,545
Balance as of June 30, 2012	$552	$17,361	$17,913

Range of estimated useful lives in years	10.0	17.7

On January 27, 2012, the Company entered into a license agreement with Regenerative Sciences, LLC (“RS”) (as amended on March 21, 2012, the “RS Agreement”). On April 6, 2012, the Company and RS closed on the RS Agreement. Pursuant to the RS Agreement, the Company obtained, among other things, a worldwide, exclusive, royalty-bearing license from RS to utilize or sublicense a certain medical device for the administration of specific cells and/or cell products to the disc and/or spine (and other parts of the body) and a worldwide (excluding Asia and Argentina), exclusive, royalty-bearing license to utilize or sublicense a certain method for culturing cells. The RS Agreement provides that the Company must achieve certain milestones or pay certain minimum amounts in order to maintain the exclusive nature of the licenses. The RS Agreement also provides for an exclusive, royalty-bearing sublicense of the technology to RS for use for orthopedic purposes and a non-exclusive, royalty-bearing sublicense of the technology to RS for use in accordance with protocols established by the Company (1) at a single facility in the Cayman Islands (or, under certain circumstances, at a different non-U.S. facility), and (2) at U.S. facilities, if and only if, upon resolution of an FDA action, RS has the legal right to exploit the technology in the U.S. and the Company does not yet have such legal right. Further, the RS Agreement provides that RS will furnish certain training, assistance and consultation services with regard to the licensed technology. In addition, the Company has agreed to reimburse RS for 25% of its legal fees associated with its pending court action with the FDA, subject to a maximum of $4,500 per month and $100,000 in the aggregate.

Pursuant to the RS Agreement, on the closing date, the Company made a payment to RS consisting of a license fee of $1,000,000, net of a sublicensing fee of $10,000, which RS owed to the Company (which was recorded as revenue in the condensed consolidated statements of operations), and issued to RS a warrant for the purchase of 50,000,000 shares of common stock of the Company (the “RS Warrant”). The vesting of the RS Warrant was divided into three tranches. The first tranche to purchase 15,000,000 shares of common stock was immediately exercisable. The exercise of the second and third tranches to purchase 17,500,000 shares of common stock each is subject to specified performance criteria. The exercise price for the initial tranche is $0.03 per share and the exercise price for the second and third tranches is the greater of $0.03 per share or the then fair market value of the common stock, as defined in the RS Agreement. The initial tranche had a grant date value of $226,500 using the Black-Scholes model, which was recognized immediately. The Company recorded the $1,000,000 cash payment and the $226,500 value of the first tranche of the warrant as an intangible asset with an estimated useful life of 17.7 years (20 year life of the underlying pending patent less 2.3 years since patent application).

The Company has not made an accounting entry related to the second and third tranches as it is not currently probable that the specified performance criteria will be met. When, and if, the second and third tranches of the RS Warrant vest (or when vesting becomes probable), the grant date value of these tranches will be added to the value of the intangible asset after calculating the grant date values using the Black-Scholes option pricing model using the final exercise prices as inputs to the model.

Amortization expense for the three and six months ended June 30, 2012 was $17,453 and $17,545, respectively. During the three and six months ended June 30, 2011, amortization expense was $92 and $184, respectively.

9 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	June 30, 2012	December 31, 2011
	(unaudited)

Accrued loan interest	$58,361	$39,283
Credit card payable	8,489	17,026
Accrued payroll and payroll taxes	630,380	204,417
Accrued severance	-	46,154
Other accrued expenses	98,765	89,200
Deferred rent	42,581	44,149
Total	$838,576	$440,229

Note 6 – Notes Payable

During the six months ended June 30, 2012, the Company issued an additional $1,969,185 of notes payable. In connection with the financings, 2,260,000 shares of common stock, with a relative fair value of $17,279, and five-year warrants to purchase 22,250,000 shares of common stock at exercise prices ranging from $0.03 to $0.05 per share, with a relative fair value of $167,850 using the Black-Scholes model, were issued to the lenders and were recorded as a debt discount. These notes are payable 3-12 months from the date of issuance and have a rate of interest of 10-15% per annum payable monthly (except as discussed below).

Included as part of the $1,969,185 of notes payable is a one-year note dated June 6, 2012 with a principal amount of $350,000 and interest of 15% per annum payable at maturity. The holder of the note is entitled to, in addition to a warrant, (a) mandatory prepayment of the note in an amount equal to 10.5% of Cosmetic Revenues (as defined in the note); and (b) five years of royalty payments associated with Cosmetic Revenues, ranging from 2.8% of Cosmetic Revenues from the initial order, to 1.75% of Cosmetic Revenues during the remainder of the initial two year period, to 1.05% of Cosmetic Revenues (1.75% if the note is not repaid by the 18 month anniversary of the note) subject to a $175,000 maximum (no maximum if the note is not repaid by maturity) during each of the final three years. Given that the Company has not yet generated any Cosmetic Revenues, it is not deemed probable for accounting purposes that royalty payments will be due.

During the six months ended June 30, 2012, the maturity dates of certain notes payable with an aggregate principal balance of $1,672,500, that were near or at maturity, were extended to May 2012 through June 2013 and the investors received an aggregate of 1,125,000 shares of common stock with a relative fair value of $8,924. All of the extended notes bear a 15% interest rate per annum payable monthly.

During the six months ended June 30, 2012, the Company repaid a note payable with a principal amount of $50,000.

During the six months ended June 30, 2012, the Company and certain investors agreed to exchange certain notes payable with an aggregate principal balance of $600,000 for an aggregate of 30,000,000 shares of common stock and five-year warrants to purchase an aggregate of 12,000,000 shares of common stock at an exercise price of $0.03 per share. The common stock and warrants had an aggregate grant date value of $653,640 and, as a result, the Company recorded a loss on extinguishment of $53,640. The investors received piggyback registration rights related to the stock and the stock issuable pursuant to the warrants.

The Company recorded amortization of debt discount of $89,250 and $155,387 during the three and six months ended June 30, 2012, respectively, and $107,762 and $178,848 during the three and six months ended June 30, 2011, respectively. Aggregate amortization of debt discount from December 30, 2008 (inception) to June 30, 2012 was $711,483.

10 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Commitments and Contingencies

Operating Lease

Rent expense amounted to approximately $23,000 and $50,000 for the three and six months ended June 30, 2012, respectively, and $20,000 and $44,000 for the three and six months ended June 30, 2011, respectively. Rent expense for the period from December 30, 2008 (inception) to June 30, 2012 was approximately $182,000. Rent expense is reflected in general and administrative expenses in the condensed consolidated statements of operations.

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

Patent Assignment and Research Agreement

Effective June 15, 2012, the Company entered into an assignment agreement (the “Assignment Agreement”) with the University of Utah Research Foundation (the “Foundation”), whereby the Foundation assigned all of its right, title and interest in specified patents to the Company in exchange for a cash payment of $15,000. The Company also agreed to pay the Foundation a royalty on Patent Revenue (as defined in the Assignment Agreement).

Effective June 15, 2012, the Company entered into a research agreement (the “Research Agreement”) with the University of Utah (the “University”). The Research Agreement has a term of three years. Pursuant to the Research Agreement, the University will perform certain research services to be used by the Company. Pursuant to the Research Agreement, the Company will pay the University a fee of $500,000 for each twelve month period of the agreement, payable monthly. In addition, the Company will pay to the University a 5% royalty, over a 20 year period commencing on June 15, 2012, on the net sales of all products and/or methods directly arising from inventions and improvements conceived or reduced to practice by the University in the course of performing research during the term of the Research Agreement. The Research Agreement can be cancelled without penalty upon (a) the second anniversary of the Research Agreement if eventual FDA approval does not appear likely or (b) other conditions specified in the Research Agreement.

During the three and six months ended June 30, 2012, the Company recorded research and development expense of $35,833 in connection with the Assignment Agreement and Research Agreement.

Consulting Agreements

Marketing Consulting Services

On January 1, 2012, an agreement for marketing consulting services, dated February 17, 2011, as amended on July 1, 2011 and September 1, 2011, was further extended to December 31, 2012. Pursuant to the extended agreement, the Company will pay a cash fee of $10,000 per month and the Company granted an immediately vested, five-year warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.02 per share. The grant date value of $12,800 was recognized immediately.

On April 18, 2012, the marketing consulting services agreement was further amended. The Company agreed to pay a $20,000 bonus ($10,000 on August 31, 2012 and $10,000 on December 31, 2012), and issue a five-year warrant to purchase 15,000,000 shares of common stock at an exercise price of $0.03 per share. The warrant vests on January 1, 2013 and has a grant date value of $226,500, which will be recognized proportionate to the vesting period.

11 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Commitments and Contingencies – Continued

Consulting Agreements - Continued

Business Advisory Services

On April 9, 2012, the Company issued a warrant to a shareholder in lieu of reimbursing certain costs associated with a contemplated financing that did not occur. The immediately vested, five-year warrant entitles the shareholder to purchase 4,000,000 shares of common stock at an exercise price of $0.03 per share. The warrant had a grant date value of $60,400 which was recognized immediately.

On April 18, 2012, a previous agreement for business advisory services, dated February 17, 2011, was extended for nine months until December 31, 2012. Pursuant to the extension, the Company agreed to pay an additional $90,000 fee ($10,000 monthly), a $20,000 bonus ($10,000 on August 31, 2012 and $10,000 on December 31, 2012) and issue a five-year warrant to purchase 12,000,000 shares of common stock at an exercise price of $0.03 per share. The warrant vests on January 1, 2013 and has a grant date value of $181,200, which will be recognized proportionate to the vesting period.

On May 22, 2012, the Company entered into a one year agreement with a consultant to provide business advisory services whereby the consultant (a) was issued 87,500 shares of common stock and the Company recognized the $1,400 fair value immediately and (b) became entitled to 87,500 shares of common stock in the event the Company’s common stock is listed on the OTC Bulletin Board (“OTCBB”). It is not currently probable that the specified performance criteria will be met and, as a result, the Company has not recognized any expense associated with the latter shares.

On June 1, 2012, the Company entered into a three-month agreement with a consultant to provide business advisory services pursuant to which the consultant is entitled to receive an aggregate of 7,500,000 shares of common stock (2,500,000 shares per month). The agreement was subject to termination on June 30, 2012, or July 31, 2012, upon five days prior written notice from the Company to the consultant. The agreement had not been terminated as of the date of this report and the Company recognized the $40,000 fair value of the shares issued in connection with services performed in June.

Investor Relations Services

On April 3, 2012, the Company entered into a six-month agreement with a consultant to provide investor relations services whereby the consultant will be paid $15,000 per month. Unless the agreement is terminated 30 days prior to the end of the six-month period, the agreement will continue, with the consultant being paid $10,000 per month, subject to a 60 day termination notice. During the three and six months ended June 30, 2012, the Company recorded consulting expense of $45,000.

Employment Agreements

Chief Executive Officer (the “CEO”)

On February 10, 2012, the Board approved (1) the extension of the CEO’s employment agreement for an additional two years (through October 2015) at the same compensation as the third year; (2) an option grant to the CEO, as described below; and (3) the payment of a $70,000 discretionary bonus to the CEO in connection with the signing of the RS Agreement. The employment agreement shall be extended for successive one year periods unless either party provides ninety days written notice to the other party. The discretionary bonus was paid on April 13, 2012. The Company granted a ten-year option to the CEO to purchase an aggregate of 50,000,000 shares of common stock at an exercise price of $0.021 per share. The option vests to the extent of one-third of the shares immediately, one-third on the first anniversary of the date of grant and one-third on the second anniversary of the date of grant. See Note 8 – Stockholders’ Deficiency – Stock Options – Employee Awards for additional details.

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

Note 8 – Stockholders’ Deficiency

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

Common Stock Issuances

During the six months ended June 30, 2012, the Company issued an aggregate of 27,000,000 shares of common stock at a price of $0.025 per unit to investors for aggregate gross proceeds of $675,000. In connection with the purchases, the Company issued warrants for the purchase of an aggregate of 7,750,000 shares of common stock, which are exercisable over a period of five years at exercise prices ranging from $0.030 to $0.035 per share of common stock. The warrants had an aggregate grant date value of $96,431.

See Note 6, Notes Payable for details associated with common stock issued in conjunction with the issuance, extension and exchange of notes payable.

Warrant and Option Valuation

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term used for warrants is the contractual life and the expected term used for options is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. Since the Company’s stock has not been publicly traded for a long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Stock Warrants

See Note 6, Notes Payable for details associated with the issuance of warrants in connection with note issuances and the extension of debt maturities. See Note 7, Commitments and Contingencies for details associated with the issuance of warrants as compensation. See Note 8, Stockholders’ Deficiency – Common Stock Issuances for details associated with the issuance of warrants in connection with common stock issuances.

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following weighted average assumptions (excludes the impact of the second and third tranches of the RS Warrant; see Note 4 for additional details):

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Risk free interest rate	0.76%	0.76%
Expected term (years)	5.00	5.00
Expected volatility	183.00%	182.93%
Expected dividends	0.00%	0.00%

13 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Stockholders’ Deficiency – Continued

Stock Warrants – Continued

The weighted average estimated fair value of the warrants granted during the three and six months ended June 30, 2012 was approximately $0.013 per share. There were no warrants granted during the three and six months ended June 30, 2011.

The Company recorded stock–based compensation expense of $180,312 and $193,112 during the three and six months ended June 30, 2012, respectively, and $246,299 during the period from December 30, 2008 (inception) to June 30, 2012, related to stock warrants issued as compensation, which is reflected as consulting expense in the condensed consolidated statement of operations. As of June 30, 2012, there was $287,888 of unrecognized stock-based compensation expense related to stock warrants that will be amortized over a weighted average period of 0.5 years.

A summary of the warrant activity during the six months ended June 30, 2012 is presented below:

				Weighted
		Weighted		Average
		Average		Remaining	Aggregate
	Number of	Exercise		Life	Intrinsic
	Warrants	Price		In Years	Value
Outstanding, December 31, 2011	4,000,000	$0.020
Granted	125,000,000	0.030	[1]
Exercised	-	-
Forfeited	-	-
Outstanding, June 30, 2012	129,000,000	$0.030		4.7	$12,000

Exercisable, June 30, 2012	67,000,000	$0.030		4.7	$12,000

The following table presents information related to stock warrants at June 30, 2012:

Warrants Outstanding			Warrants Exercisable
			Weighted
			Average	Exercisable
Exercise		Number of	Remaining Life	Number of
Price		Warrants	In Years	Warrants

$0.010		2,000,000	2.1	2,000,000
0.020		2,000,000	4.5	2,000,000
0.030		86,000,000	6.7	59,000,000
0.035		2,000,000	4.8	2,000,000
0.050		2,000,000	4.9	2,000,000
Variable	[1]	35,000,000	-	-
		129,000,000	4.7	67,000,000

[1] – Warrants to purchase 35,000,000 shares of common stock, which have an exercise price which is the greater of $0.03 per share or the fair market value of the common stock on the date certain performance criteria is met, have not been included in the calculation of the weighted average price of options granted. See Note 4 – Intangible Assets.

14 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Stockholders’ Deficiency – Continued

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Risk free interest rate	0.92%	1.63%	0.91%	1.63%
Expected term (years)	5.95	4.44	5.40	4.44
Expected volatility	183.00%	207.00%	182.06%	207.00%
Expected dividends	0.00%	0.00%	0.00%	0.00%

The weighted average estimated fair value of the stock options granted during the three and six months ended June 30, 2012 was approximately $0.015 and $0.008 per share, respectively. The weighted average estimated fair value of the stock options granted during the three and six months ended June 30, 2011 was approximately $0.008 per share.

Employee Awards

On February 10, 2012, the Company granted ten-year options to employees to purchase an aggregate of 54,000,000 shares of common stock at an exercise price of $0.021 per share, pursuant to the Plan. The options vest as follows: (i) an option granted to the CEO to purchase 50,000,000 shares of common stock vests to the extent of one-third of the shares immediately, one-third on the first anniversary of the date of grant and one-third on the second anniversary of the date of grant; and (ii) options to purchase an aggregate of 4,000,000 shares of common stock vest to the extent of one-half of the shares immediately and one-half on the first anniversary of the date of grant. The aggregate grant date value of $421,200 will be recognized proportionate to the vesting periods.

On May 3, 2012, the Company granted ten-year options to two employees to purchase an aggregate of 7,550,000 shares of common stock at an exercise price of $0.028 per share, pursuant to the Plan. Options to purchase 1,550,000 shares vest as follows: (i) 25,000 shares immediately, (ii) 525,000 shares on the first anniversary date, (iii) 500,000 shares on the second anniversary date and (iv) 500,000 shares on the third anniversary date. On June 15, 2012, options to purchase 1,000,000 shares vested as a result of the execution of the Research Agreement. The aggregate grant date value of $117,010 will be recognized proportionate to the vesting period. Options to purchase the remaining 5,000,000 shares vest subject to the satisfaction of certain performance conditions.

The Company recorded employee stock–based compensation expense of $53,538 and $223,612 during the three and six months ended June 30, 2012, respectively, and $22,463 during the three and six months ended June 30, 2011. During the period from December 30, 2008 (inception) to June 30, 2012, the Company recorded $687,861 related to employee stock option grants, which is reflected as payroll and benefits expense in the condensed consolidated statement of operations. As of June 30, 2012, there was $319,660 of unrecognized employee stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.0 years.

Non-Employee Director Awards

On February 10, 2012, the Company granted ten-year options to non-employee directors to purchase an aggregate of 60,000,000 shares of common stock at an exercise price of $0.021 per share, pursuant to the Plan. The options vest to the extent of one-half of the shares immediately and one-half on the first anniversary of the date of grant. The aggregate grant date value of $468,000 will be recognized proportionate to the vesting period.

The Company recorded non-employee director stock–based compensation expense of $58,500 and $325,000 during the three and six months ended June 30, 2012, respectively, and $0 during the three and six months ended June 30, 2011, respectively. During the period from December 30, 2008 (inception) to June 30, 2012, the Company recorded $483,403 related to non-employee director stock option grants. As of June 30, 2012, there was $143,000 of unrecognized non-employee director stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 0.6 years.

15 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Stockholders’ Deficiency – Continued

Stock Options – Continued

Consultant Awards

On June 11, 2012, the Company granted a five-year, immediately vested option to an advisor on its Scientific Advisory Board to purchase 250,000 shares of common stock at an exercise price of $0.022 per share, pursuant to the Plan. The grant date value of $3,300 will be recognized immediately.

The Company recorded consultant and advisory board stock–based compensation expense of $4,518 and $6,544 during the three and six months ended June 30, 2012, respectively, and $9,532 during the three and six months ended June 30, 2011. During the period from December 30, 2008 (inception) to June 30, 2012, the Company recorded $18,510 related to consultant and advisory board stock option grants, which is reflected as consulting expense in the condensed consolidated statement of operations. As of June 30, 2012, there was $4,461 of unrecognized consultant and advisory board stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 1.0 years.

Option Award Summary

A summary of the option activity during the six months ended June 30, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2011	26,150,000	$0.012
Granted	121,800,000	0.021
Exercised	-	-
Forfeited	-	-
Outstanding, June 30, 2012	147,950,000	$0.020	9.4	$132,000

Exercisable, June 30, 2012	75,325,666	$0.018	9.1	$132,000

The following table presents information related to stock options at June 30, 2012:

Options Outstanding		Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.010	22,000,000	8.6	22,000,000
0.020	1,500,000	9.2	1,400,000
0.021	114,000,000	9.6	48,666,666
0.022	250,000	4.9	250,000
0.024	500,000	3.9	500,000
0.025	2,150,000	4.5	1,484,000
0.028	7,550,000	9.8	1,025,000
	147,950,000	9.1	75,325,666

16 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Stockholders’ Deficiency – Continued

Common Stock Awards

Employee Awards

The Company recorded employee stock–based compensation expense of $0 during the three and six months ended June 30, 2012, and $0 and $123,900 during the three and six months ended June 30, 2011, respectively. During the period from December 30, 2008 (inception) to June 30, 2012, the Company recorded $123,900 related to employee stock grants, which is reflected as payroll and benefits expense in the condensed consolidated statement of operations. As of June 30, 2012, there was no unrecognized employee stock-based compensation expense related to stock grants.

Non-Employee Director Awards

The Company recorded non-employee director stock–based compensation expense of $0 and $10,325 during the three and six months ended June 30, 2012, respectively, and $51,625 during the three and six months ended June 30, 2011. During the period from December 30, 2008 (inception) to June 30, 2012, the Company recorded $245,015 related to non-employee director stock grants. As of June 30, 2012, there was no unrecognized non-employee director stock-based compensation expense related to stock grants.

Consultant Awards

During the three and six months ended June 30, 2012, the Company issued 2,587,500 and 5,010,600 shares of common stock, respectively, valued at $41,400 and $61,415, respectively, in connection with business advisory services agreements.

The Company recorded consultant and advisory board stock–based compensation expense of $41,400 and $61,415 during the three and six months ended June 30, 2012, respectively, and $50,990 and $136,648 during the three and six months ended June 30, 2011, respectively. During the period from December 30, 2008 (inception) to June 30, 2012, the Company recorded $1,460,395 related to consultant and advisory board stock grants, which is reflected as consulting expenses in the condensed consolidated statement of operations. As of June 30, 2012, there was no unrecognized consultant and advisory board stock-based compensation expense related to stock grants.

Stock Award Summary

On April 2, 2012, the CEO’s 35,000,000 share stock grant vested as a result of the Company raising in excess of $2,000,000 of financing since November 4, 2011. The Company has agreed to fund the CEO’s tax liability (approximately $115,000) in connection with such vesting. The tax liability is unpaid as of the date of this report and is a component of Accrued Payroll and Payroll Taxes (see Note 5 – Accrued Expenses and Other Current Liabilities) in the condensed consolidated balance sheet as of June 30, 2012.

On April 21, 2012, an aggregate of 5,000,000 shares of common stock related to the two non-employee directors’ stock grants vested.

A summary of common stock award activity for the six months ended June 30, 2012 is presented below:

		Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value

Non-vested, December 31, 2011	40,000,000	$0.00826	$330,400
Granted	5,010,600	0.01226	61,415
Vested	(45,010,600)	0.00870	(391,815)
Forfeited	-	-	-
Non-vested, June 30, 2012	-	$-	$-

17 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Subsequent Events

Notes Payable

On July 24, 2012, the Company issued an investor a note payable in the amount of $37,500, which consisted of $12,500 of new proceeds and $25,000 of extended note proceeds. In connection with the note, 250,000 shares of common stock, with a relative fair value of $3,030, and five-year warrants to purchase an aggregate of 250,000 shares of common stock at an exercise price of $0.03 per share, with a relative fair values of $3,280, were issued and were recorded as a debt discount. The note is payable 6 months from the date of issuance and has a rate of interest of 15% per annum, payable monthly.

On August 8, 2012, the Company issued an investor a note payable in the amount of $250,000. In connection with the note, a five-year warrant to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $0.05 per share, with a relative fair value of $37,851, was issued and was recorded as a debt discount. The note is payable 12 months from the date of issuance and has a rate of interest of 8% per annum, payable at maturity. The holder of the note is entitled to, in addition to the warrant, (a) mandatory prepayment of the note in an amount equal to 5% of Cosmetic Revenues (as defined in the note); and (b) five years of royalty payments associated with Cosmetic Revenues, ranging from 1% of Cosmetic Revenues during the initial two year period to 0.5% of Cosmetic Revenues, subject to a $100,000 annual maximum, during each of the final three years. Given that the Company has not yet generated any Cosmetic Revenues, it is not deemed probable for accounting purposes that royalty payments will be due.

Subsequent to June 30, 2012, the maturity dates of certain notes payable with an aggregate principal balance of $112,500 (inclusive of the $25,000 of extended note proceeds discussed above) were extended to September 2012 through January 2013 and the investors received an aggregate of 250,000 shares of common stock with a relative fair value of $3,448. All of the extended notes bear a 15% interest rate per annum payable monthly.

Issuance of Common Stock

Subsequent to June 30, 2012, the Company issued an aggregate of 6,000,000 shares of common stock at a price of $0.025 per share to investors for aggregate gross proceeds of $150,000. In consideration of the purchase, the Company issued warrants for the purchase of an aggregate of 2,500,000 shares of common stock, which are exercisable over a period of five years at exercise prices ranging from $0.030 to $0.050 per share of common stock. The warrants had an aggregate grant date value of $37,520.

18 | Page

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of BioRestorative Therapies, Inc. (and including its subsidiaries, "BRT" or the “Company”) as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to BRT. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2012.

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

We are a development stage enterprise. Our primary activities in the stem cell area have been the development of our business plan, negotiating strategic alliances and other agreements, raising capital and the sponsorship of research and development activities. We have not generated significant revenues. Our web site address is www.biorestorative.com.

Since inception, we have incurred substantial losses. As of June 30, 2012, our accumulated deficit was $10,665,031, our stockholders’ deficiency was $4,257,729 and our working capital deficiency was $5,552,923. As of June 30, 2012, we have not yet generated significant revenues and our losses have principally been operating expenses incurred in development, marketing and promotional activities in order to commercialize our products and services. We expect to continue to incur substantial costs for development, marketing and promotional activities over at least the next year.

19 | Page

Based upon our working capital deficiency as of June 30, 2012 and the lack of substantial revenues from inception to June 30, 2012, we require equity and/or debt financing to continue our operations. Between December 2008 and June 30, 2012, we raised an aggregate of $5,542,824 in debt financing and $1,566,300 in equity financing. As of June 30, 2012, our outstanding debt of $4,509,185, together with interest at rates ranging between 10% and 15% per annum, is due between March 2012 and June 2013. Subsequent to June 30, 2012, we have received equity financing of $150,000, received debt financing of $262,500 and have extended the due date for repayment with respect to $112,500 of debt. As a result, we expect that the cash we have available will fund our operations only until September 2012. We are currently considering several different financing alternatives to support our operations thereafter. If we are unable to obtain such additional financing on a timely basis and, notwithstanding any request we may make, our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. See “Liquidity and Capital Resources” below.

Consolidated Results of Operations

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended June 30, 2012 and 2011, respectively.

	For The Three Months Ended
	June 30,
	2012	2011

Revenues	$10,000	$-

Operating Expenses:

Marketing and promotion	30,609	17,033
Payroll and benefits	536,810	338,344
Consulting expense	409,000	239,397
General and administrative	371,698	443,456
Research and development	54,723	-

Loss From Operations	(1,392,840)	(1,038,230)

Interest expense	(164,061)	(58,848)
Amortization of debt discount	(89,250)	(107,762)

Net Loss	$(1,646,151)	$(1,204,840)

Marketing and promotion expenses

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, and entertainment and travel expenses. For the three months ended June 30, 2012, marketing and promotion expenses increased by $13,576, or 80%, as compared to the three months ended June 30, 2011.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

20 | Page

Payroll and benefits

Payroll and benefits consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees. For the three months ended June 30, 2012, payroll and benefits increased $198,466, or 59%, primarily as a result of an increase in salary and executive bonus expense and the tax liability associated with the vesting of our CEO’s restricted stock, partially offset by a decline in severance expense.

Consulting expenses

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended June 30, 2012, consulting expenses increased $169,603, or 71%, compared to the three months ended June 30, 2011. The increase is primarily due to increased non-cash stock-based compensation to directors, consultants, and advisors.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the three months ended June 30, 2012, general and administrative expenses decreased by $71,758, or 16%, as compared to the three months June 30, 2011. The decrease is primarily a result of a decrease in legal and accounting expenditures in the current quarter as a result of the filing of our Registration Statement on Form 10 during the three months ended June 30, 2011.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Research and development expenses

Research and development expenses are expensed as they are incurred. For the three months ended June 30, 2012, research and development expenses increased by $54,723 as compared to the three months ended June 30, 2011. The increase is related to the commencement of our brown fat and disc/spine initiatives in the second quarter of 2012.

We expect that our research and development expenses will continue to increase with the commencement of the aforementioned initiatives.

Interest expense

For the three months ended June 30, 2012, interest expense increased $105,213, or 179%, as compared to the three months ended June 30, 2011. The increase was mostly due to an increase in outstanding short-term borrowings in the second quarter of 2012 as compared to the second quarter of 2011.

Amortization of debt discount

For the three months ended June 30, 2012, amortization of debt discount decreased $18,512, or 17%, as compared to the three months ended June 30, 2011.

21 | Page

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

The following table presents selected items in our unaudited condensed consolidated statements of operations for the six months ended June 30, 2012 and 2011, respectively.

	For The Six Months Ended
	June 30,
	2012	2011

Revenues	$10,000	$-

Operating Expenses:

Marketing and promotion	70,596	61,838
Payroll and benefits	1,041,228	881,775
Consulting expense	827,966	435,255
General and administrative	730,502	676,968
Research and development	56,773	-

Loss From Operations	(2,717,065)	(2,055,836)

Interest expense	(291,158)	(83,253)
Amortization of debt discount	(155,387)	(178,848)
Gain on settlement of note and payables, net	23,077	-

Net Loss	$(3,140,533)	$(2,317,937)

Marketing and promotion expenses

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, and entertainment and travel expenses. For the six months ended June 30, 2012, marketing and promotion expenses increased by $8,758, or 14%, as compared to the six months ended June 30, 2011.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Payroll and benefits

Payroll and benefits consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees. For the six months ended June 30, 2012, payroll and benefits increased $159,453, or 18%, primarily as a result of an increase in salary and executive bonus expense, the tax liability associated with the vesting of our CEO’s restricted stock and an increase in stock-based compensation expense related to options granted to our employees and our CEO, partially offset by a decrease in severance expenses and salary expenses for former employees.

Consulting expenses

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the six months ended June 30, 2012, consulting expenses increased $392,711, or 90%, compared to the six months ended June 30, 2011. The increase is primarily due to increased non-cash stock-based compensation to directors, consultants, and advisors.

22 | Page

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the six months ended June 30, 2012, general and administrative expenses increased by $53,534, or 8%, as compared to the six months June 30, 2011. The increase is primarily due to an inducement charge for the excess in fair value of warrants exchanged for debt.

We expect that our general and administrative expenses will continue to increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Research and development expenses

Research and development expenses are expensed as they are incurred. For the six months ended June 30, 2012, research and development expenses increased by $56,773, as compared to the six months ended June 30, 2011. The increase is related to the commencement of our brown fat and disc/spine initiatives in the second quarter of 2012.

We expect that our research and development expenses will continue to increase with the commencement of the aforementioned initiatives.

Interest expense

For the six months ended June 30, 2012, interest expense increased $207,905, or 250%, as compared to the six months ended June 30, 2011. The increase was mostly due to an increase in outstanding short-term borrowings in the first half of 2012 as compared to the first half of 2011.

Amortization of debt discount

For the six months ended June 30, 2012, amortization of debt discount decreased $23,461, or 13%, as compared to the six months ended June 30, 2011.

Gain on settlement of note and payables, net

For the six months ended June 30, 2012, gain on settlement of note and payables, net increased $23,077 due to the settlement of a payable to our former chief financial officer.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	June 30,	December 31,
	2012	2011

Cash	$12,571	$71,508

Working Capital Deficiency	$(5,552,923)	$(3,788,947)

Notes Payable (Gross - Current)	$4,509,185	$3,190,000

23 | Page

Availability of Additional Funds

Based upon our working capital deficiency of $5,552,923 as of June 30, 2012 and the insignificance of the revenues from inception to June 30, 2012, we require equity and/or debt financing to continue our operations. Between December 2008 and June 30, 2012, we raised an aggregate of $5,542,824 in debt financing and $1,566,300 in equity financing. As of June 30, 2012, our outstanding debt of $4,509,185, together with interest at rates ranging between 10% and 15% per annum, is due between March 2012 and June 2013. Subsequent to June 30, 2012, we have received equity financing of $150,000, received debt financing of $262,500 (which is due between 6 and 12 months) and have extended the due date for repayment with respect to $112,500 of debt. We have certain notes payable aggregating $272,500 which matured between May 2012 and August 2012. As of the date of this filing, we have not received any notices of default with respect to these notes. As of the date this Quarterly Report on Form 10-Q was filed, our outstanding debt was $4,771,685.

As a result, we believe that the cash we have available will fund our operations only until September 2012. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes). Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

During the six months ended June 30, 2012, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the six months ended June 30, 2012 and 2011 in the amounts of $1,650,589 and $1,420,754, respectively. The cash used in operating activities for the six months ended June 30, 2012 was primarily due to cash used to fund a net loss of $3,140,533, adjusted for non-cash expenses related to depreciation and amortization, amortization of debt discount, stock-based compensation, loss on extinguishment and a gain on settlement of note and payables in the aggregate amount of $1,042,347, partially offset by $447,597 of cash provided by changes in the levels of operating assets and liabilities as a result of increases in accounts payable, accrued expenses and other liabilities. The cash used in operating activities for the six months ended June 30, 2011 was due to cash used to fund a net loss of $2,317,937, adjusted for non-cash expenses related to depreciation and amortization, amortization of debt discount, and stock-based compensation in the aggregate amount of $575,419, partially offset by $321,764 of cash provided by changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

During the six months ended June 30, 2012, cash used in investing activities was $1,002,533, primarily due to cash used to acquire intangible assets in the amount of $1,000,000 and the purchase of computer software and equipment in the amount of $2,533. During the six months ended June 30, 2011, cash of $17,772 was used in investing activities to acquire furniture, fixtures and office equipment.

24 | Page

Net Cash Provided by Financing Activities

Cash provided by financing activities during the six months ended June 30, 2012 and 2011 was $2,594,185 and $1,427,637, respectively. During the six months ended June 30, 2012, $675,000 of proceeds were from equity financing and $1,919,185 of net proceeds were from debt financing. During the six months ended June 30, 2011, the net proceeds were entirely from debt financing.

Critical Accounting Policies and Estimates

Changes to our critical accounting policies include the following:

Intangible Assets

Intangible assets are comprised of trademarks and licenses with estimated useful lives of 10 and 17.7 years (20 year life of underlying patent, less 2.3 years elapsed since patent application), respectively. Once placed into service, the Company amortizes the cost of the intangible assets over their estimated useful lives on a straight line basis.

Revenue Recognition

For the three and six months ended June 30, 2012, the Company’s revenue was entirely attributable to sublicense fees. The Company recognizes sublicensing revenue when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) the service is completed without further obligation, (iii) the sales price to the customer is fixed or determinable, and (iv) collectability is reasonably assured.

There are no further material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed on April 16, 2012. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

25 | Page

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2012, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Registration Statement on Form 10, as amended, quarterly report for the period ended September 30, 2011, in some cases our annual report for the year ended December 31, 2011 (released on April 16, 2012) and our quarterly report for the period ended March 31, 2012 (released on May 14, 2012 and amended on June 1, 2012), and current reports to the Securities and Exchange Commission and press releases made by us), and we were available to answer questions by prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficit.

DATE ISSUED	NUMBER OF SHARES	PURCHASER(S)	CONSIDERATION (1)
4/4/12	4,000,000	(4)	$100,000	(3)
4/4/12	2,000,000	(4)	$50,000	(3)
4/4/12	3,000,000	(4)	$75,000	(3)
4/4/12	2,500,000	(4)	$50,000	(6)
4/4/12	4,000,000	(4)	$100,000	(3)
4/4/12	2,000,000	(4)	$50,000	(3)
4/10/12	2,500,000	(4)	$50,000	(6)
4/12/12	1,250,000	(4)	$25,000	(6)
4/17/12	2,500,000	(4)	$50,000	(6)
4/19/12	2,500,000	(4)	$50,000	(6)
4/21/12	1,250,000	(4)	$25,000	(6)
5/15/12	2,500,000	(4)	$50,000	(6)
5/15/12	1,250,000	(4)	$25,000	(6)
5/22/12	7,500,000	(4)	$150,000	(6)
5/22/12	2,500,000	(4)	$50,000	(6)
5/22/12	87,500	Todd Heinzl	$1,400	(2)
5/25/12	250,000	(4)	$3,030	(5)
6/1/12	2,500,000	Steeltown Consulting Group	$40,000	(2)
6/12/12	1,000,000	(4)	$25,000	(3)

(1)	The value of the non-cash consideration was estimated to be the fair value (relative fair value in the case of shares issued in connection with debt issuance) of our restricted common stock, which was estimated based on (i) historical observations of cash prices paid for our restricted common stock; and (ii) publicly traded prices after taking into account discounts for the applicable restrictions.
(2)	Issued in consideration of business advisory services.
(3)	Issued in connection with warrants.
(4)	Accredited investor.
(5)	Issued as debt discount in connection with loans.
(6)	Issued in consideration of debt exchange.

27 | Page

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit	Description
10.1	Assignment Agreement, dated as of June 15, 2012, between the University of Utah Research Foundation and BioRestorative Therapies, Inc. *
10.2	Research Agreement, dated as of June 15, 2012, between BioRestorative Therapies, Inc. and the University of Utah *
31.1	Chief Executive Officer Certification *
31.2	Chief Financial Officer Certification *
32	Section 1350 Certification **
101.INS	XBRL Instance Document **
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **
101.LAB	XBRL Label Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **

*	Filed herewith
**	Furnished herewith

28 | Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2012	BIORESTORATIVE THERAPIES, INC.

	By:	/s/ Mark Weinreb
Mark Weinreb
Chief Executive Officer
(Principal Executive and Financial Officer)

29 | Page