Form 10-Q
period 2012-09-30
BioRestorative Therapies, Inc.
filed 2012-11-05
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of November 1, 2012, there were 722,554,411 shares of the issuer’s common stock outstanding.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Table of Contents

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Condensed Consolidated Balance Sheets as of
September 30, 2012 (Unaudited) and December 31, 2011	1

Unaudited Condensed Consolidated Statements of Operations for the
Three and Nine Months Ended September 30, 2012 and 2011 and for the Period from December 30, 2008 (Inception) to September 30, 2012	2

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the
Nine Months Ended September 30, 2012	3

Unaudited Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2012 and 2011 and for the Period from December 30, 2008 (Inception) to September 30, 2012	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	28

ITEM 4. Controls and Procedures.	28

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.	29

ITEM 1A. Risk Factors.	29

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	29

ITEM 3. Defaults Upon Senior Securities.	29

ITEM 4. Mine Safety Disclosures.	29

ITEM 5. Other Information.	29

ITEM 6. Exhibits.	30

Signatures.	31

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets

Current Assets:
Cash	$104,065	$71,508
Prepaid expenses and other current assets	25,233	46,915
Total Current Assets	129,298	118,423

Property and equipment, net	68,962	94,827
Intangible assets, net	1,194,810	3,308
Security deposit	4,415	4,415
Total Assets	$1,397,485	$220,973

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$699,846	$426,184
Accrued expenses and other current liabilities	1,106,465	440,229
Advances from officer	26,058	-
Notes payable, net of debt discount of $138,717 and $149,043 at September 30, 2012 and December 31, 2011, respectively	4,642,968	3,040,957
Total Current Liabilities	6,475,337	3,907,370

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock, $0.01 par value;
Authorized, 1,000,000 shares; none issued and outstanding at September 30, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value;
Authorized, 1,500,000,000 and 800,000,000 shares at September 30, 2012 and December 31, 2011, respectively;
Issued 717,760,445 and 635,614,845 shares at September 30, 2012 and December 31, 2011, respectively;
Outstanding 689,829,411 and 607,683,811 shares at September 30, 2012 and December 31, 2011, respectively	717,760	635,615
Additional paid-in capital	6,378,513	3,234,486
Deficit accumulated during development stage	(12,142,125)	(7,524,498)
Treasury stock, at cost, 27,931,034 shares at September 30, 2012 and December 31, 2011	(32,000)	(32,000)
Total Stockholders' Deficiency	(5,077,852)	(3,686,397)
Total Liabilities and Stockholders' Deficiency	$1,397,485	$220,973

See Notes to these Condensed Consolidated Financial Statements

1 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statements of Operations

(unaudited)

					Period from
					December 30,
	For The Three Months Ended		For The Nine Months Ended		2008 (Inception)
	September 30,		September 30,		to September 30,
	2012	2011	2012	2011	2012

Revenues	$5,225	$-	$15,225	$-	$15,225

Cost of goods sold	1,270	-	1,270	-	1,270

Gross Profit	3,955	-	13,955	-	13,955

Operating Expenses
Marketing and promotion	15,012	36,928	85,608	98,766	393,426
Payroll and benefits	325,343	194,077	1,366,571	1,075,852	3,507,609
Consulting expense	424,169	146,910	1,252,135	582,165	3,472,743
General and administrative	255,003	475,090	985,505	1,152,058	3,077,594
Research and development	189,610	-	246,383	-	270,003

Total Operating Expenses	1,209,137	853,005	3,936,202	2,908,841	10,721,375

Loss From Operations	(1,205,182)	(853,005)	(3,922,247)	(2,908,841)	(10,707,420)

Other Income (Expense)
Other income	-	-	-	-	11,457
Interest expense	(172,411)	(74,954)	(463,569)	(158,209)	(752,067)
Amortization of debt discount	(99,501)	(85,426)	(254,888)	(264,272)	(810,984)
Gain on settlement of note and payables, net	-	-	23,077	-	106,525

Total Other Expense	(271,912)	(160,380)	(695,380)	(422,481)	(1,445,069)

Net Loss	$(1,477,094)	$(1,013,385)	$(4,617,627)	$(3,331,322)	$(12,152,489)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	706,666,368	525,980,916	655,693,770	503,714,934

See Notes to these Condensed Consolidated Financial Statements

2 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statement of Changes in Stockholders' Deficiency

For the Nine Months Ended September 30, 2012

(unaudited)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-In	Development	Treasury Stock
	Shares	Amount	Capital	Stage	Shares	Amount	Total

Balance - December 31, 2011	635,614,845	$635,615	$3,234,486	$(7,524,498)	(27,931,034)	$(32,000)	$(3,686,397)

Shares issued for consulting services - (at $0.008)	2,423,100	2,423	17,593	-	-	-	20,016

Shares issued as debt discount in connection with notes payable - (at $0.007)	2,010,000	2,010	12,239	-	-	-	14,249

Shares issued as debt discount in connection with notes payable - (at $0.008)	1,125,000	1,125	7,799	-	-	-	8,924

Warrants issued as debt discount in connection with notes payable - (at $0.007)	-	-	140,441	-	-	-	140,441

Warrant issued in partial exchange for intangible asset - (at $0.015)	-	-	226,500	-	-	-	226,500

Shares and warrants issued in exchange of notes payable - (at $0.020)	30,000,000	30,000	623,640	-	-	-	653,640

Warrants issued as debt discount in connection with notes payable - (at $0.014)	-	-	27,409	-	-	-	27,409

Shares issued as debt discount in connection with notes payable - (at $0.014)	250,000	250	3,198	-	-	-	3,448

Shares and warrants issued for cash - (at $0.025)	33,000,000	33,000	792,000	-	-	-	825,000

Shares issued for consulting services - (at $0.016)	7,587,500	7,587	113,813	-	-	-	121,400
				-	-	-	-
Warrants issued as debt discount in connection with notes payable - (at $0.013)	-	-	41,131	-	-	-	41,131

Shares issued as debt discount in connection with notes payable - (at $0.012)	750,000	750	8,210	-	-	-	8,960

Shares and warrants issued for cash - (at $0.020)	5,000,000	5,000	95,000	-	-	-	100,000

Stock-based compensation	-	-	1,035,054	-	-	-	1,035,054

Net loss	-	-	-	(4,617,627)	-	-	(4,617,627)

Balance - September 30, 2012	717,760,445	$717,760	$6,378,513	$(12,142,125)	(27,931,034)	$(32,000)	$(5,077,852)

See Notes to these Condensed Consolidated Financial Statements

3 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statements of Cash Flows

(unaudited)

			Period from
			December 30,
	For The Nine Months Ended		2008 (Inception)
	September 30,		to September 30,
	2012	2011	2012
Cash Flows From Operating Activities
Net loss	$(4,617,627)	$(3,331,322)	$(12,152,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	254,888	264,272	810,984
Depreciation and amortization	63,396	77,717	208,578
Loss on sale of property and equipment	-	24,333	21,614
Stock-based compensation	1,176,470	413,017	3,458,621
Loss on extinguishment of notes payable	53,640	-	53,640
Gain on settlement of note and payables, net	(23,077)	-	(106,525)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	21,682	(49,616)	(25,233)
Security deposit	-	(4,415)	(4,415)
Accounts payable	273,662	498,141	642,365
Accrued expenses and other current liabilities	695,498	412,552	1,248,227

Total Adjustments	2,516,159	1,636,001	6,307,856

Net Cash Used in Operating Activities	(2,101,468)	(1,695,321)	(5,844,633)

Cash Flows From Investing Activities
Purchases of property and equipment	(2,533)	(17,772)	(165,776)
Proceeds from sale of property and equipment	-	32,000	32,000
Acquisition of intangible assets	(1,000,000)	-	(1,003,676)

Net Cash (Used in) Provided by Investing Activities	(1,002,533)	14,228	(1,137,452)

Cash Flows From Financing Activities
Proceeds from notes payable	2,235,500	1,887,500	5,809,139
Repayments of notes payable	(50,000)	(209,858)	(535,222)
Advances from officer	48,058	-	74,058
Repayment of advances from officer	(22,000)	-	(48,000)
Proceeds from exercise of warrants	-	-	1,875
Repurchase of common stock	-	-	(32,000)
Sales of common stock and warrants for cash	925,000	-	1,816,300

Net Cash Provided by Financing Activities	3,136,558	1,677,642	7,086,150

Net Increase (Decrease) In Cash	32,557	(3,451)	104,065

Cash - Beginning	71,508	18,074	-

Cash - Ending	$104,065	$14,623	$104,065

See Notes to these Condensed Consolidated Financial Statements

4 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statements of Cash Flows — Continued

(unaudited)

			Period from
			December 30,
	For The Nine Months Ended		2008 (Inception)
	September 30,		to September 30,
	2012	2011	2012
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$379,129	$95,082	$582,126

Non-cash investing and financing activities:
Shares issued as debt discount in connection with notes payable	$35,581	$325,529	$733,749
Warrants issued as debt discount in connection with notes payable	$208,981	$-	$208,981
Shares issued in connection with reverse recapitalization	$-	$-	$362,000
Shares issued pursuant to reverse recapitalization and subsequently cancelled	$-	$-	$146,195
Purchase of property and equipment for note payable	$-	$-	$291,055
Purchase of property and equipment for account payable	$-	$-	$60,000
Accrued payable for treasury shares repurchased	$-	$-	$7,000
Shares reissued to former President	$-	$12,577	$12,577
Property and equipment returned in connection with settlement of note payable, net	$-	$-	$226,043
Shares and warrants issued in exchange of notes payable	$653,640	$-	$653,640
Warrant issued as partial consideration for intangible asset	$226,500	$-	$226,500
Reclassification of accrued interest in connection with note payable issuance	$6,185	$-	$6,185

See Notes to these Condensed Consolidated Financial Statements

5 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Business Organization, Nature of Operations, and Basis of Presentation

BioRestorative Therapies, Inc. (and including its subsidiaries, “BRT” or the “Company”) is a development stage enterprise whose primary activities since inception have been the development of its business plan, negotiating strategic alliances and other agreements, raising capital and the sponsorship of research and development activities. BRT develops medical procedures using cell and tissue protocols, primarily involving adult stem cells (non-embryonic) designed for patients to undergo minimally invasive cellular-based treatments. BRT’s “brtxDISC™ Program” (Disc Implanted Stem Cells) is designed to offer a non-surgical cellular therapy for the treatment and relief of bulging and herniated discs. BRT’s “ThermoStem™ Program” (Brown Fat Stem Cells) focuses on treatments for metabolic disorders, specifically targeting Type 2 Diabetes and obesity by using brown fat stem cells. BRT’s Stem Pearls brand offers plant stem cell-based cosmetic skincare products that are available for purchase online at http://www.stempearls.com.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2012, for the three and nine months ended September 30, 2012 and 2011 and for the period from December 30, 2008 (inception) to September 30, 2012. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2011 and for the year then ended, and for the period from December 30, 2008 (inception) to December 31, 2011, which were filed with the Securities and Exchange Commission on Form 10-K on April 16, 2012.

Note 2 – Going Concern and Management Plans

As of September 30, 2012, the Company had a working capital deficiency and a stockholders’ deficiency of $6,346,039 and $5,077,852, respectively. The Company has not generated significant revenues and incurred net losses of $12,152,489 during the period from December 30, 2008 (inception) through September 30, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Subsequent to September 30, 2012, the Company raised $575,000 through equity financing and has converted certain notes payable with an aggregate principal balance of $154,500 into equity. As a result, the Company expects that the cash it has available will fund its operations only until November 2012. The Company currently has notes payable aggregating $268,500 which are past their maturity dates. The Company is currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. However, there can be no assurance that the Company will be successful in extending or converting these notes. See Note 9 – Subsequent Events for additional details.

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

Concentrations and Credit Risk

The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC. As of September 30, 2012, the Company had $128 deposited with an offshore financial institution which is not insured by the FDIC.

As of September 30, 2012, 74% of the face value of the Company’s notes payable were sourced from a single entity and the earliest maturity date associated with these notes is November 6, 2012.

Intangible Assets

Intangible assets are comprised of trademarks and licenses with original estimated useful lives of 10 and 17.7 years (20 year life of underlying patent, less 2.3 years elapsed since patent application), respectively. Once placed into service, the Company amortizes the cost of the intangible assets over their estimated useful lives on a straight line basis.

Revenue Recognition

For the three months ended September 30, 2012, the Company’s $5,255 of revenue was entirely attributable to sales of Stem Pearls® skincare products. For the nine months ended September 30, 2012, the Company’s revenue consisted of $10,000 of sublicense fees and $5,255 attributable to sales of Stem Pearls® skincare products. The Company’s policy is to recognize product sales when the risk of loss and title to the product transfers to the customer, after taking into account potential returns. The Company recognizes sublicensing and royalty revenue when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) the service is completed without further obligation, (iii) the sales price to the customer is fixed or determinable, and (iv) collectability is reasonably assured. See Note 4 – Intangible Assets for additional details.

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

7 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies – Continued

Net Loss Per Common Share - Continued

The Company’s weighted average number of common shares as of September 30, 2012 includes issued and outstanding common shares and the underlying shares issuable upon the exercise of the 22,000,000 and 2,000,000 exercisable options and warrants, respectively, with an exercise price of $0.01 per share or less during the period of time that the restricted stock value exceeded $0.01 per share. See Note 8, Stockholders’ Deficiency. In accordance with Accounting Standards Codification (“ASC”) 260 – Earnings Per Share, the Company has given effect to the issuance of these options and warrants in computing basic and diluted net loss per share.

Potentially dilutive securities realizable from the exercise of options and warrants for the purchase of 135,925,000 and 135,500,000 shares, respectively, as of September 30, 2012 were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. As of September 30, 2011, potentially dilutive securities realizable from the vesting of 40,000,000 shares of restricted stock and the exercise of warrants and options for the purchase of 2,000,000 and 27,150,000 shares, respectively, are excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

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

8 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Intangible Assets

Intangible assets consist of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization	Total
Balance as of January 1, 2012	$3,676	$-	$(368)	$3,308
Purchase of licenses	-	1,226,500	-	1,226,500
Amortization expense	-	-	(34,998)	(34,998)
Balance as of September 30, 2012	$3,676	$1,226,500	$(35,366)	$1,194,810
Weighted average amortization period at September 30, 2012 in years	8.2	17.2

Amortization of intangible assets consists of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization
Balance as of January 1, 2012	$368	$-	$368
Amortization expense	276	34,722	34,998
Balance as of September 30, 2012	$644	$34,722	$35,366

Range of estimated useful lives in years	10.0	17.7

On January 27, 2012, the Company entered into a license agreement with a stem cell treatment company (“SCTC”) (as amended on March 21, 2012, the “SCTC Agreement”). On April 6, 2012, the Company and SCTC closed on the SCTC Agreement. Pursuant to the SCTC Agreement, the Company obtained, among other things, a worldwide, exclusive, royalty-bearing license from SCTC to utilize or sublicense a certain medical device for the administration of specific cells and/or cell products to the disc and/or spine (and other parts of the body) and a worldwide (excluding Asia and Argentina), exclusive, royalty-bearing license to utilize or sublicense a certain method for culturing cells. The SCTC Agreement provides that the Company must achieve certain milestones or pay certain minimum amounts in order to maintain the exclusive nature of the licenses. The SCTC Agreement also provides for an exclusive, royalty-bearing sublicense of the technology to SCTC for use for orthopedic purposes and a non-exclusive, royalty-bearing sublicense of the technology to SCTC for use in accordance with protocols established by the Company (1) at a single facility in the Cayman Islands (or, under certain circumstances, at a different non-U.S. facility), and (2) at U.S. facilities, if and only if, upon resolution of an FDA action, SCTC has the legal right to exploit the technology in the U.S. and the Company does not yet have such legal right. Further, the SCTC Agreement provides that SCTC will furnish certain training, assistance and consultation services with regard to the licensed technology. In addition, the Company has agreed to reimburse SCTC for 25% of its legal fees associated with its pending court action with the FDA, subject to a maximum of $4,500 per month and $100,000 in the aggregate.

Pursuant to the SCTC Agreement, on the closing date, the Company made a payment to SCTC consisting of a license fee of $1,000,000, net of a sublicensing fee of $10,000, which SCTC owed to the Company (which was recorded as revenue in the condensed consolidated statements of operations), and issued to SCTC a warrant for the purchase of 50,000,000 shares of common stock of the Company (the “SCTC Warrant”). The vesting of the SCTC Warrant was divided into three tranches. The first tranche to purchase 15,000,000 shares of common stock was immediately exercisable. The exercise of the second and third tranches to purchase 17,500,000 shares of common stock each is subject to specified performance criteria. The exercise price for the initial tranche is $0.03 per share and the exercise price for the second and third tranches is the greater of $0.03 per share or the then fair market value of the common stock, as defined in the SCTC Agreement. The initial tranche had a grant date value of $226,500 using the Black-Scholes model, which was recognized immediately. The Company recorded the $1,000,000 cash payment and the $226,500 value of the first tranche of the warrant as an intangible asset with an original estimated useful life of 17.7 years (20 year life of the underlying pending patent less 2.3 years since patent application).

9 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Intangible Assets - Continued

The Company has not made an accounting entry related to the second and third tranches as it is not currently estimable when the specified performance criteria will be met. When, and if, the second and third tranches of the SCTC Warrant vest (or when the timing of vesting becomes estimable), the grant date value of these tranches will be added to the value of the intangible asset after calculating the grant date values using the Black-Scholes option pricing model using the final exercise prices as inputs to the model.

Amortization expense for the three and nine months ended September 30, 2012 was $17,453 and $34,998, respectively. During the three and nine months ended September 30, 2011, amortization expense was $92 and $276, respectively. Aggregate amortization expense from December 30, 2008 (inception) to September 30, 2012 was $35,366. Based upon the current intangible assets as of September 30, 2012, amortization expense is projected to be approximately $70,000 per annum for each of the next five years and beyond.

Note 5 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	September 30, 2012	December 31, 2011
	(unaudited)

Accrued loan interest	$117,863	$39,283
Credit card payable	7,914	17,026
Accrued payroll and payroll taxes	730,768	204,417
Accrued severance	-	46,154
Other accrued expenses	213,707	89,200
Deferred rent	36,213	44,149
Total	$1,106,465	$440,229

During the nine months ended September 30, 2012, the Company received an aggregate of $48,058 in non-interest bearing advances from an officer of the Company and made aggregate repayments of $22,000 of advances, such that the Company has a liability to the officer of $26,058 at September 30, 2012, which is due on demand.

Note 6 – Notes Payable

During the nine months ended September 30, 2012, the Company issued an additional $2,241,685 of notes payable. In connection with the financings, 2,760,000 shares of common stock, with a relative fair value of $23,209, and five-year warrants to purchase 25,500,000 shares of common stock at exercise prices ranging from $0.03 to $0.05 per share, with a relative fair value of $208,981 using the Black-Scholes model, were issued to the lenders and were recorded as a debt discount. These notes were initially payable 3-12 months from the date of issuance and have a weighted average interest rate of 14% per annum payable monthly (except as discussed below).

Included as part of the $2,241,685 of notes payable are two one-year notes with an aggregate principal amount of $600,000. The holders of these note are entitled to, in addition to a warrant, (a) mandatory prepayment of the notes at the rate of 5% to 10.5% of Cosmetic Revenues (as defined in the note; excludes revenues associated with Stem Pearls® products); and (b) five years of royalty payments associated with Cosmetic Revenues, ranging from 0.5% to 2.8% of Cosmetic Revenues, depending on the holder, the year the Cosmetic Revenues are earned and the status of the principal repayments. The final three years of royalty payments could be subject to annual dollar maximums ranging up to $175,000 per holder, based on criteria specified in the note terms, but not in the event of default for one of the notes. Given that the Company has not yet generated any material Cosmetic Revenues, no royalty payments have been earned.

During the nine months ended September 30, 2012, the maturity dates of certain notes payable with an aggregate principal balance of $1,772,500, that were near or at maturity, were extended to various dates through June 2013 and the investors received an aggregate of 1,375,000 shares of common stock with a relative fair value of $12,372. All of the extended notes bear a 15% interest rate per annum payable monthly.

During the nine months ended September 30, 2012, the Company repaid a note payable with a principal amount of $50,000.

10 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Notes Payable – Continued

During the nine months ended September 30, 2012, the Company and certain investors agreed to exchange certain notes payable with an aggregate principal balance of $600,000 for an aggregate of 30,000,000 shares of common stock and five-year warrants to purchase an aggregate of 12,000,000 shares of common stock at an exercise price of $0.03 per share. The common stock and warrants had an aggregate grant date value of $653,640 and, as a result, the Company recorded a loss on extinguishment of $53,640. The investors received piggyback registration rights related to the stock and the stock issuable pursuant to the warrants.

The Company recorded amortization of debt discount of $99,501 and $254,888 during the three and nine months ended September 30, 2012, respectively, and $85,426 and $264,272 during the three and nine months ended September 30, 2011, respectively. Aggregate amortization of debt discount from December 30, 2008 (inception) to September 30, 2012 was $810,984.

The Company currently has notes payable aggregating $281,000 which are past their maturity dates. These notes have maturity dates ranging from May to September 2012. The Company is currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. However, there can be no assurance that the Company will be successful in extending or converting these notes.

Note 7 – Commitments and Contingencies

Operating Lease

Rent expense amounted to approximately $27,000 and $77,000 for the three and nine months ended September 30, 2012, respectively, and $20,000 and $60,000 for the three and nine months ended September 30, 2011, respectively. Rent expense for the period from December 30, 2008 (inception) to September 30, 2012 was approximately $208,000. Rent expense is reflected in general and administrative expenses in the condensed consolidated statements of operations.

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

Patent Assignment and Research Agreement

Effective June 15, 2012, the Company entered into an assignment agreement (the “Assignment Agreement”) with the research foundation of a state university (the “Foundation”), whereby the Foundation assigned all of its right, title and interest in specified patents to the Company in exchange for a cash payment of $15,000. The Company also agreed to pay the Foundation a royalty on Patent Revenue (as defined in the Assignment Agreement).

Effective June 15, 2012, the Company entered into a research agreement (the “Research Agreement”) with the same state university (the “University”). The Research Agreement has a term of three years. Pursuant to the Research Agreement, the University will perform certain research services to be used by the Company. Pursuant to the Research Agreement, the Company will pay the University a fee of $500,000 for each twelve month period of the agreement, payable monthly. In addition, the Company will pay to the University a 5% royalty, over a 20 year period commencing on June 15, 2012, on the net sales of all products and/or methods directly arising from inventions and improvements conceived or reduced to practice by the University in the course of performing research during the term of the Research Agreement. The Research Agreement can be cancelled without penalty upon (a) the second anniversary of the Research Agreement if eventual FDA approval does not appear likely or (b) other conditions specified in the Research Agreement.

During the three and nine months ended September 30, 2012, the Company recorded research and development expense of approximately $161,000 and $197,000, respectively, in connection with the Assignment Agreement and Research Agreement.

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

Investor Relations Services

On April 3, 2012, the Company entered into a six-month agreement with a consultant to provide investor relations services whereby the consultant will be paid $15,000 per month. Unless the agreement is terminated 30 days prior to the end of the six-month period, the agreement will continue, with the consultant being paid $10,000 per month, subject to a 60 day termination notice. Effective July 1, 2012, the parties agreed that the consultant will be paid $5,000 per month for the remainder of the term. During the three and nine months ended September 30, 2012, the Company recorded consulting expense of $15,000 and $60,000, respectively.

12 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Commitments and Contingencies – Continued

Consulting Agreements – Continued

Scientific Advisory Services

On August 16, 2012, the Company entered into a two year agreement with a consultant to serve as Chairman of the Company’s Scientific Advisory Board and provide scientific advisory services whereby the consultant will earn $10,000 per month (monthly payments begin after the Company raises $3,000,000 in financing) and will be entitled to specified expense reimbursements. As of September 30, 2012, the Company had accrued $15,000 related to the agreement.

In addition, the Company granted a five-year option to purchase 10,000,000 shares of common stock at an exercise price of $0.028 per share, pursuant to the Plan. The option vests as follows: (i) 2,000,000 shares immediately on the date of grant, 2,000,000 shares on the first anniversary of the date of grant and 2,000,000 on the second anniversary of the date of grant; and (ii) up to 4,000,000 shares upon receipt of research grants meeting specified criteria. The aggregate grant date value was $151,000, of which approximately $30,000 was recognized immediately, approximately $30,000 will be recognized on each of the first and second anniversaries. It is not currently estimable when the specified performance criteria will be met and, as a result, the Company has not recognized any of the approximately $30,000 expense associated with each of the fourth and fifth tranches.

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

Settlement Agreement

On September 12, 2012, the Company issued an immediately vested, five-year warrant to purchase 250,000 shares of common stock at an exercise price of $0.03 per share in order to settle a dispute. The grant date value of $3,775 was recognized immediately.

13 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Stockholders’ Deficiency

Shareholder Actions

On February 10, 2012, the shareholders of the Company approved (a) an increase in the authorized common stock to 1,500,000,000 shares from 800,000,000 shares; and (b) giving the Board the discretion to effect a reverse stock split of the Company’s common stock by a ratio of not less than 1-for-10 and not more than 1-for-150, anytime until February 10, 2013. The Board has not yet approved a reverse stock split.

On July 17, 2012, the Board of Directors of the Company approved an increase in the number of shares of common stock authorized to be issued pursuant to the Plan from 200,000,000 to 300,000,000. The increase is to be submitted for shareholder approval at the next annual meeting of shareholders.

Common Stock Issuances

During the nine months ended September 30, 2012, the Company issued an aggregate of 38,000,000 shares of common stock at prices ranging from $0.020 to $0.025 per unit to investors for aggregate gross proceeds of $925,000. In connection with the purchases, the Company issued warrants for the purchase of an aggregate of 12,750,000 shares of common stock, which are exercisable over a period of five years at exercise prices ranging from $0.030 to $0.080 per share of common stock. The warrants had an aggregate grant date value of $170,451.

See Note 6, Notes Payable for details associated with common stock issued in conjunction with the issuance, extension and exchange of notes payable.

Warrant and Option Valuation

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term used for warrants and options issued to non-employees is the contractual life and the expected term used for options issued to employees is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. Since the Company’s stock has not been publicly traded for a long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

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

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following weighted average assumptions (excludes the impact of the second and third tranches of the RS Warrant; see Note 4 for additional details):

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Risk free interest rate	0.65%	0.75%
Expected term (years)	5.00	5.00
Expected volatility	183.00%	182.93%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the warrants granted during the three and nine months ended September 30, 2012 was approximately $0.014 and $0.013 per share, respectively. There were no warrants granted during the three and nine months ended September 30, 2011.

The Company recorded stock–based compensation expense of $147,669 and $340,780 during the three and nine months ended September 30, 2012, respectively, and $393,968 during the period from December 30, 2008 (inception) to September 30, 2012, related to stock warrants issued as compensation, which is reflected as consulting expense in the condensed consolidated statement of operations. As of September 30, 2012, there was $143,894 of unrecognized stock-based compensation expense related to stock warrants that will be amortized over a weighted average period of 0.3 years.

A summary of the warrant activity during the nine months ended September 30, 2012 is presented below:

				Weighted
		Weighted		Average
		Average		Remaining
	Number of	Exercise		Life	Intrinsic
	Warrants	Price		In Years	Value
Outstanding, December 31, 2011	4,000,000	$0.020
Granted	133,500,000	0.032	[1]
Exercised	-	-
Forfeited	-	-
Outstanding, September 30, 2012	137,500,000	$0.031		4.5	$12,000

Exercisable, September 30, 2012	75,500,000	$0.033		4.5	$12,000

15 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Stockholders’ Deficiency – Continued

Stock Warrants – Continued

The following table presents information related to stock warrants at September 30, 2012:

Warrants Outstanding			Warrants Exercisable
			Weighted
			Average	Exercisable
Exercise		Number of	Remaining Life	Number of
Price		Warrants	In Years	Warrants

$0.010		2,000,000	1.8	2,000,000
0.020		2,000,000	4.3	2,000,000
0.030		88,000,000	4.5	61,000,000
0.035		2,000,000	4.5	2,000,000
0.050		6,000,000	4.8	6,000,000
0.080		2,500,000	5.0	2,500,000
Variable	[1]	35,000,000	-	-
		137,500,000	4.5	75,500,000

[1] – Warrants to purchase 35,000,000 shares of common stock, which have an exercise price which is the greater of $0.03 per share or the fair market value of the common stock on the date certain performance criteria is met, have not been included in the calculation of the weighted average price of options granted. See Note 4 – Intangible Assets.

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Risk free interest rate	0.83%	1.63%	0.91%	1.63%
Expected term (years)	5.00	4.44	5.37	4.44
Expected volatility	183.00%	207.00%	182.14%	207.00%
Expected dividends	0.00%	0.00%	0.00%	0.00%

The weighted average estimated fair value of the stock options granted during the three and nine months ended September 30, 2012 was approximately $0.015 and $0.009 per share, respectively. The weighted average estimated fair value of the stock options granted during the three and nine months ended September 30, 2011 was approximately $0.008 per share.

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

On May 3, 2012, the Company granted ten-year options to two employees to purchase an aggregate of 7,550,000 shares of common stock at an exercise price of $0.028 per share, pursuant to the Plan. Options to purchase 1,550,000 shares vest as follows: (i) 25,000 shares immediately, (ii) 525,000 shares on the first anniversary date, (iii) 500,000 shares on the second anniversary date and (iv) 500,000 shares on the third anniversary date. On June 15, 2012, options to purchase 1,000,000 shares vested as a result of the execution of the Research Agreement. The aggregate grant date value of $117,010 will be recognized proportionate to the vesting period. Options to purchase the remaining 5,000,000 shares vest subject to the satisfaction of certain performance conditions. It is not currently probable that the performance conditions will be met and, as a result, the Company has not recognized any expense associated with the shares.

The Company recorded employee stock–based compensation expense of $38,477 and $262,089 during the three and nine months ended September 30, 2012, respectively, and $4,253 and $26,715 during the three and nine months ended September 30, 2011, respectively. During the period from December 30, 2008 (inception) to September 30, 2012, the Company recorded $726,338 related to employee stock option grants, which is reflected as payroll and benefits expense in the condensed consolidated statement of operations. As of September 30, 2012, there was $280,804 of unrecognized employee stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 1.8 years.

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

The Company recorded non-employee director stock–based compensation expense of $58,500 and $383,500 during the three and nine months ended September 30, 2012, respectively, and $0 during the three and nine months ended September 30, 2011. During the period from December 30, 2008 (inception) to September 30, 2012, the Company recorded $541,903 related to non-employee director stock option grants. As of September 30, 2012, there was $84,500 of unrecognized non-employee director stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 0.4 years.

Consultant Awards

On June 11, 2012, the Company granted a five-year, immediately vested option to an advisor on its Scientific Advisory Board to purchase 250,000 shares of common stock at an exercise price of $0.022 per share, pursuant to the Plan. The grant date value of $3,300 will be recognized immediately.

The Company recorded consultant and advisory board stock–based compensation expense of $31,817 and $38,361 during the three and nine months ended September 30, 2012, respectively, and $1,217 and $10,749 during the three and nine months ended September 30, 2011, respectively. During the period from December 30, 2008 (inception) to September 30, 2012, the Company recorded $50,326 related to consultant and advisory board stock option grants, which is reflected as consulting expense in the condensed consolidated statement of operations. As of September 30, 2012, there was $109,844 of unrecognized consultant and advisory board stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 1.8 years.

17 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Stockholders’ Deficiency – Continued

Stock Options – Continued

Option Award Summary

A summary of the option activity during the nine months ended September 30, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2011	26,150,000	$0.012
Granted	131,800,000	0.022
Exercised	-	-
Forfeited	(25,000)	0.028
Outstanding, September 30, 2012	157,925,000	$0.020	8.4	$132,000

Exercisable, September 30, 2012	77,325,667	$0.018	8.0	$132,000

The following table presents information related to stock options at September 30, 2012:

Options Outstanding		Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.010	22,000,000	5.3	22,000,000
0.020	1,500,000	9.0	1,400,000
0.021	114,000,000	9.4	48,666,667
0.022	250,000	4.7	250,000
0.024	500,000	3.7	500,000
0.025	2,150,000	4.2	1,484,000
0.028	17,525,000	6.5	3,025,000
	157,925,000	8.0	77,325,667

Common Stock Awards

Employee Awards

The Company recorded employee stock–based compensation expense of $0 during the three and nine months ended September 30, 2012 and $0 and $123,900 during the three and nine months ended September 30, 2011, respectively. During the period from December 30, 2008 (inception) to September 30, 2012, the Company recorded $123,900 related to employee stock grants, which is reflected as payroll and benefits expense in the condensed consolidated statement of operations. As of September 30, 2012, there was no unrecognized employee stock-based compensation expense related to stock grants.

18 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Stockholders’ Deficiency – Continued

Common Stock Awards – Continued

Non-Employee Director Awards

The Company recorded non-employee director stock–based compensation expense of $0 and $10,325 during the three and nine months ended September 30, 2012, respectively, and $10,325 and $61,950 during the three and nine months ended September 30, 2011, respectively. During the period from December 30, 2008 (inception) to September 30, 2012, the Company recorded $82,600 related to non-employee director stock grants. As of September 30, 2012, there was no unrecognized non-employee director stock-based compensation expense related to stock grants.

Consultant Awards

During the three and nine months ended September 30, 2012, the Company issued 5,000,000 and 10,010,600 shares of common stock, respectively, valued at $80,000 and $141,415, respectively, in connection with business advisory services agreements.

The Company recorded consultant and advisory board stock–based compensation expense of $80,000 and $141,415 during the three and nine months ended September 30, 2012, respectively, and $53,055 and $189,702 during the three and nine months ended September 30, 2011, respectively. During the period from December 30, 2008 (inception) to September 30, 2012, the Company recorded $1,540,395 related to consultant and advisory board stock grants, which is reflected as consulting expenses in the condensed consolidated statement of operations. As of September 30, 2012, there was no unrecognized consultant and advisory board stock-based compensation expense related to stock grants.

Stock Award Summary

On April 2, 2012, the CEO’s 35,000,000 share stock grant vested as a result of the Company raising in excess of $2,000,000 of financing since November 4, 2011. The Company has agreed to fund the CEO’s tax liability (approximately $115,000) in connection with such vesting. The tax liability is unpaid as of the date of this report and is a component of Accrued Payroll and Payroll Taxes (see Note 5 – Accrued Expenses and Other Current Liabilities) in the condensed consolidated balance sheet as of September 30, 2012.

On April 21, 2012, an aggregate of 5,000,000 shares of common stock related to the two non-employee directors’ stock grants vested.

A summary of common stock award activity for the nine months ended September 30, 2012 is presented below:

		Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value

Non-vested, December 31, 2011	40,000,000	$0.00826	$330,400
Granted	10,010,600	0.01413	141,415
Vested	(50,010,600)	0.00943	(471,815)
Forfeited	-	-	-
Non-vested, September 30, 2012	-	$-	$-

19 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Subsequent Events

Notes Payable

Subsequent to September 30, 2012, the Company and certain investors agreed to exchange certain notes payable with an aggregate principal balance of $154,500 for an aggregate of 7,725,000 shares of common stock and five-year warrants to purchase an aggregate of 3,090,000 shares of common stock at an exercise price of $0.03 per share. The warrants had an aggregate issuance date value of $46,968. The investors received piggyback registration rights related to the stock and the stock issuable pursuant to the warrants.

Issuance of Common Stock

Subsequent to September 30, 2012, the Company issued an aggregate of 25,000,000 shares of common stock at prices ranging from $0.020 to $0.025 per share to investors for aggregate gross proceeds of $575,000. In consideration of the purchase, the Company issued five-year warrants for the purchase of an aggregate of 11,000,000 shares of common stock, which are exercisable at exercise prices ranging from $0.030 to $0.080 per share of common stock. The warrants had an aggregate issuance date value of $164,700.

20 | Page

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of BioRestorative Therapies, Inc. (and including its subsidiaries, "BRT" or the “Company”) as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to BRT. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2012.

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

Since inception, we have incurred substantial losses. As of September 30, 2012, the deficit accumulated during the development stage was $12,142,125, our stockholders’ deficiency was $5,077,852 and our working capital deficiency was $6,346,039. Through September 30, 2012, we have not yet generated significant revenues and our losses have principally been operating expenses incurred in development, marketing and promotional activities in order to commercialize our products and services. We expect to continue to incur substantial costs for development, marketing and promotional activities over at least the next year.

21 | Page

Based upon our working capital deficiency as of September 30, 2012 and the lack of substantial revenues from inception to September 30, 2012, we require equity and/or debt financing to continue our operations. Between December 2008 and September 30, 2012, we raised an aggregate of $5,809,139 in debt financing and $1,816,300 in equity financing. As of September 30, 2012, our outstanding debt of $4,781,685, together with interest at rates ranging between 8% and 15% per annum, is due on various dates through August 2013. Subsequent to September 30, 2012, we have received equity financing of $575,000 and have exchanged certain notes payable with an aggregate principal balance of $154,500 for equity. As a result, we expect that the cash we have available will fund our operations only until November 2012. We are currently considering several different financing alternatives to support our operations thereafter. If we are unable to obtain such additional financing on a timely basis and, notwithstanding any request we may make, our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. See “Liquidity and Capital Resources” below.

Consolidated Results of Operations

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended September 30, 2012 and 2011, respectively.

	For The Three Months Ended
	September 30,
	2012	2011

Revenues	$5,225	$-

Cost of goods sold	1,270	-

Gross Profit	3,955	-

Operating Expenses:

Marketing and promotion	15,012	36,928
Payroll and benefits	325,343	194,077
Consulting expense	424,169	146,910
General and administrative	255,003	475,090
Research and development	189,610	-

Loss From Operations	(1,205,182)	(853,005)

Interest expense	(172,411)	(74,954)
Amortization of debt discount	(99,501)	(85,426)

Net Loss	$(1,477,094)	$(1,013,385)

Gross profit

Revenues consisted of sales of Stem Pearls® skincare products. For the three months ended September 30, 2012, revenues increased by $5,225, or 100%, as compared to the three months ended September 30, 2011.

Cost of goods sold consisted of the costs of the underlying products. For the three months ended September 30, 2012, cost of goods sold increased by $1,270, or 100%, as compared to the three months ended September 30, 2011.

22 | Page

Marketing and promotion expenses

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, and entertainment and travel expenses. For the three months ended September 30, 2012, marketing and promotion expenses decreased by $21,916, or 59%, as compared to the three months ended September 30, 2011, due to current cash constraints.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Payroll and benefits

Payroll and benefits consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees. For the three months ended September 30, 2012, payroll and benefits increased $131,266, or 68%, primarily as a result of an increase in salary and executive bonus expense and an increase in employee non-cash stock-based compensation related to options granted to our employees and our CEO.

We expect that our payroll and benefits expenses will increase as we expand our staff to support the growth of our business.

Consulting expenses

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended September 30, 2012, consulting expenses increased $277,259, or 189%, compared to the three months ended September 30, 2011. The increase is primarily due to increased non-cash stock-based compensation to directors, consultants, and advisors.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the three months ended September 30, 2012, general and administrative expenses decreased by $220,087, or 46%, as compared to the three months ended September 30, 2011. The decrease is primarily a result of a decrease in legal expenditures in the current quarter as a result of the filing of amendments to our Registration Statement on Form 10 during the three months ended September 30, 2011 and prior period losses on the sale of equipment.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Research and development expenses

Research and development expenses are expensed as they are incurred. For the three months ended September 30, 2012, research and development expenses increased by $189,610 as compared to the three months ended September 30, 2011. The increase is related to the commencement of our brown fat and disc/spine initiatives in the second quarter of 2012.

We expect that our research and development expenses will continue to increase with the commencement of the aforementioned initiatives.

Interest expense

For the three months ended September 30, 2012, interest expense increased $97,457, or 130%, as compared to the three months ended September 30, 2011. The increase was mostly due to an increase in outstanding short-term borrowings in the third quarter of 2012 as compared to the third quarter of 2011.

Amortization of debt discount

For the three months ended September 30, 2012, amortization of debt discount increased $14,075, or 16%, as compared to the three months ended September 30, 2011.

23 | Page

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

The following table presents selected items in our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2012 and 2011, respectively.

	For The Nine Months Ended
	September 30,
	2012	2011

Revenues	$15,225	$-

Cost of goods sold	1,270	-

Gross Profit	13,955	-

Operating Expenses:

Marketing and promotion	85,608	98,766
Payroll and benefits	1,366,571	1,075,852
Consulting expense	1,252,135	582,165
General and administrative	985,505	1,152,058
Research and development	246,383	-

Loss From Operations	(3,922,247)	(2,908,841)

Interest expense	(463,569)	(158,209)
Amortization of debt discount	(254,888)	(264,272)
Gain on settlement of note and payables, net	23,077	-

Net Loss	$(4,617,627)	$(3,331,322)

Gross profit

Revenues consisted of sublicense fees and sales of Stem Pearls® skincare products. For the nine months ended September 30, 2012, revenues increased by $15,225, or 100%, as compared to the same nine months in 2011.

Cost of goods sold consisted of the costs of the underlying products. For the nine months ended September 30, 2012, cost of goods sold increased by $1,270, or 100%, as compared to the nine months ended September 30, 2011.

Marketing and promotion expenses

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, and entertainment and travel expenses. For the nine months ended September 30, 2012, marketing and promotion expenses decreased by $13,158, or 13%, as compared to the nine months ended September 30, 2011, due to current cash constraints.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Payroll and benefits

Payroll and benefits consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees. For the nine months ended September 30, 2012, payroll and benefits increased $290,719, or 27%, primarily as a result of an increase in salary and executive bonus expense, the tax liability associated with the vesting of our CEO’s restricted stock and an increase in non-cash stock-based compensation expense related to options granted to our employees and our CEO, partially offset by a decrease in severance expenses and salary expenses for former employees.

We expect that our payroll and benefits expenses will increase as we expand our staff to support the growth of our business.

24 | Page

Consulting expenses

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the nine months ended September 30, 2012, consulting expenses increased $669,970, or 115%, compared to the nine months ended September 30, 2011. The increase is primarily due to increased non-cash stock-based compensation to directors, consultants, and advisors.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the nine months ended September 30, 2012, general and administrative expenses decreased by $166,553, or 14%, as compared to the nine months September 30, 2011. The decrease is primarily a result of a decrease in legal expenditures in the current period as a result of the filing of our Registration Statement on Form 10 during the nine months ended September 30, 2011 and prior period losses on the sale of equipment, partially offset by current period losses on the extinguishment of indebtedness.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Research and development expenses

Research and development expenses are expensed as they are incurred. For the nine months ended September 30, 2012, research and development expenses increased by $246,383, as compared to the nine months ended September 30, 2011. The increase is related to the commencement of our brown fat and disc/spine initiatives in the second quarter of 2012.

We expect that our research and development expenses will continue to increase with the commencement of the aforementioned initiatives.

Interest expense

For the nine months ended September 30, 2012, interest expense increased $305,360, or 193%, as compared to the nine months ended September 30, 2011. The increase was mostly due to an increase in outstanding short-term borrowings in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Amortization of debt discount

For the nine months ended September 30, 2012, amortization of debt discount decreased $9,384, or 4%, as compared to the nine months ended September 30, 2011.

Gain on settlement of note and payables, net

For the nine months ended September 30, 2012, gain on settlement of note and payables, net increased $23,077 due to the settlement of a payable to our former chief financial officer.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	September 30,	December 31,
	2012	2011

Cash	$104,065	$71,508

Working Capital Deficiency	$(6,346,039)	$(3,788,947)

Notes Payable (Gross - Current)	$4,781,685	$3,190,000

25 | Page

Availability of Additional Funds

Based upon our working capital deficiency of $6,346,039 as of September 30, 2012 and the insignificance of the revenues from inception to September 30, 2012, we require equity and/or debt financing to continue our operations. Between December 2008 and September 30, 2012, we raised an aggregate of $5,809,139 in debt financing and $1,816,300 in equity financing. As of September 30, 2012, our outstanding debt of $4,781,685, together with interest at rates ranging between 8% and 15% per annum, is due on various dates through August 2013. Subsequent to September 30, 2012, we have received equity financing of $575,000 and have exchanged certain notes payable with an aggregate principal balance of $154,500 for equity. We have certain notes payable which are past due. As of the date of this filing, we have not received any notices of default with respect to these notes. As of the date this Quarterly Report on Form 10-Q was filed, our outstanding debt was as follows:

Principal
Maturity Dates	Amount

Past Due	$268,500
On Demand	5,000
QE 12/31/12	2,075,000
QE 3/31/13	1,572,500
QE 6/30/13	431,185
QE 9/30/13	250,000

$4,602,185

As a result, we believe that the cash we have available will fund our operations only until November 2012. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes). Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

We may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms. Debt financing may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms.

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

26 | Page

During the nine months ended September 30, 2012, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the nine months ended September 30, 2012 and 2011 in the amounts of $2,101,468 and $1,695,321, respectively. The cash used in operating activities for the nine months ended September 30, 2012 was primarily due to cash used to fund a net loss of $4,617,627, adjusted for non-cash expenses in the aggregate amount of $1,525,317, partially offset by $990,842 of cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable plus accrued expenses and other liabilities from the Company’s minimal cash balances during the period. The cash used in operating activities for the nine months ended September 30, 2011 was due to cash used to fund a net loss of $3,331,322, adjusted for non-cash expenses in the aggregate amount of $779,339, partially offset by $856,662 of cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable plus accrued expenses and other liabilities due to the Company’s minimal cash balances during the period.

Net Cash (Used in) Provided by Investing Activities

During the nine months ended September 30, 2012, cash used in investing activities was $1,002,533, primarily due to cash used to acquire intangible assets in the amount of $1,000,000. During the nine months ended September 30, 2011, cash of $14,228 was provided by investing activities.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2012 and 2011 was $3,136,558 and $1,677,642, respectively. During the nine months ended September 30, 2012, $925,000 of proceeds were from equity financings and $2,211,558 of net proceeds were from debt financings and advances from officers. During the nine months ended September 30, 2011, all of the net proceeds were from debt financings.

Critical Accounting Policies and Estimates

Additions to our critical accounting policies include the following:

Intangible Assets

Intangible assets are comprised of trademarks and licenses with original estimated useful lives of 10 and 17.7 years (20 year life of underlying patent, less 2.3 years elapsed since patent application), respectively. Once placed into service, the Company amortizes the cost of the intangible assets over their estimated useful lives on a straight line basis.

Revenue Recognition

For the three months ended September 30, 2012, our $5,255 of revenue was entirely attributable to sales of Stem Pearls® skincare products. For the nine months ended September 30, 2012, our revenue consisted of $10,000 of sublicense fees and $5,255 attributable to sales of Stem Pearls® skincare products. Our policy is to recognize product sales when the risk of loss and title to the product transfers to the customer, after taking into account potential returns. We recognize sublicensing and royalty revenue when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) the service is completed without further obligation, (iii) the sales price to the customer is fixed or determinable, and (iv) collectability is reasonably assured.

There are no further material additions to the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed on April 16, 2012. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Off-Balance Sheet Arrangements

None.

27 | Page

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

28 | Page

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, and no such proceedings are known to us to be threatened or contemplated against us.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2012, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our annual report for the year ended December 31, 2011, our quarterly report for the period ended March 31, 2012, our quarterly report for the period ended June 30, 2012 (released on August 14, 2012), current reports to the Securities and Exchange Commission and press releases made by us), and we were available to answer questions by prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficit.

DATE ISSUED	NUMBER OF SHARES	PURCHASER(S)	CONSIDERATION (1)
7/1/12	2,500,000	(6)	$40,000	(2)
7/6/12	250,000	(4)	$3,448	(5)
7/9/12	2,000,000	(4)	$50,000	(3)
7/23/12	4,000,000	(4)	$100,000	(3)
7/24/12	250,000	(4)	$3,030	(5)
8/1/12	2,500,000	(6)	$40,000	(2)
9/17/12	250,000	(4)	$2,900	(5)
9/27/12	5,000,000	(4)	$100,000	(3)

(1)	The value of the non-cash consideration was estimated to be the fair value (relative fair value in the case of shares issued in connection with debt issuance) of our restricted common stock, which was estimated based on (i) historical observations of cash prices paid for our restricted common stock; and (ii) publicly traded prices after taking into account discounts for the applicable restrictions.
(2)	Issued in consideration of business advisory services.
(3)	In addition, warrants were issued in connection with the common stock.
(4)	Accredited investor.
(5)	Issued as debt discount in connection with loans.
(6)	Consultant.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

29 | Page

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

30 | Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 2, 2012	BIORESTORATIVE THERAPIES, INC.

	By:	/s/ Mark Weinreb
Mark Weinreb
Chief Executive Officer
(Principal Executive and Financial Officer)

31 | Page