Form 10-K
period 2012-12-31
BioRestorative Therapies, Inc.
filed 2013-04-02
CIK 1505497

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $12,126,123 based on the closing sale price as reported on the OTC Markets. As of March 28, 2013, there were 820,641,011 shares of common stock outstanding.

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

We are a development stage enterprise. Our primary activities have been the development of our business plan, negotiating strategic alliances and other agreements, and raising capital. We have not generated any significant revenues from our operations.

We were incorporated in Nevada on June 13, 1997 under the name “Columbia River Resources Inc.”  We changed our name to “Traxxec Inc.” on August 11, 2008 and to “Stem Cell Assurance, Inc.” on June 29, 2009. On August 15, 2011, we changed our name to “BioRestorative Therapies, Inc.”

During the year ended December 31, 2012, we raised an aggregate of $1,925,000 in equity financing and an aggregate of $2,265,500 in debt financing. As of December 31, 2012, our outstanding debt of $4,632,185, together with interest at rates ranging between 8% and 15% per annum, was due between May 2012 and December 2013. Subsequent to December 31, 2012 and through March 28, 2013, we have received aggregate equity and debt financing of $820,000 and $450,000 (zero coupon note due July 2014), respectively, the due date for the repayment of $3,653,500 of debt has been extended (of which, $3,550,000 is a zero coupon note due July 2014) and $112,500 of debt has been exchanged for common stock. Giving effect to the above actions, we currently have notes payable aggregating $50,000 which are past due. We are currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes.

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

We are developing medical procedures using cell and tissue protocols, primarily involving adult stem cells (non-embryonic), designed for patients to undergo minimally invasive cellular-based treatments. As more and more cellular-based therapies become standard of care, we intend to focus on the unity of medical and scientific explanations for future clinical procedures and outcomes and the provision of adult stem cells for future personal medical and aesthetic applications. Among the initiatives that we are currently pursuing is our ThermoStem Program which involves the use of brown fat in connection with the cell-based treatment of Type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies. We have also obtained a license which permits us to use technology for adult stem cell treatment of disc and spine conditions, including bulging and herniated discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the legs and feet. We are developing this technology pursuant to our brtxDISC™ (Disc Implanted Stem Cells) Program. See “Brown Adipose (Fat) Program” and “Disc/Spine Program” below.

We also offer stem cell derived cosmetic and skin care products. Through our wholly-owned subsidiary, Stem Pearls, LLC, we offer facial creams and other skin care products with certain ingredients that may include plant stem cells and/or other plant derived stem cell optimization or regenerative compounds. Separately, pursuant to our brtx-C Cosmetic Program, we have developed an ingredient derived from human adult stem cells which can be used by third party companies in the development of their own skin care products. See “Cosmetic Products” below.

We currently are seeking to develop an infrastructure to establish a laboratory for the possible development of cellular-based treatment protocols, stem cell-related intellectual property (“IP”) and research applications. See “Laboratory” below.

We are a development stage enterprise. Our primary activities in the stem cell area have been the development of our business plan, negotiating strategic alliances and other agreements, and raising capital. We have not generated any significant revenues from our operations. The implementation of our business plan, as discussed below, will require the receipt of sufficient equity and/or debt financing to purchase necessary equipment, technology and materials, fund our research and development efforts, retire our outstanding debt (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Availability of Additional Funds”), establish our laboratory, and otherwise fund our operations. We intend to seek such financing from current shareholders and debtholders as well as from other accredited investors. We anticipate that we will require an aggregate of between approximately $25,000,000 and $50,000,000 in funding to implement our business plan with regard to our brtxDISC™ Program, as further discussed in this Item 1 (assuming the receipt of no revenues from operations) and repay our outstanding debt ($4,632,185 as of December 31, 2012, excluding debt discount) (assuming that no debt is converted into equity). We will also require a substantial amount of additional funding to implement our other programs discussed in this Item 1. No assurance can be given that the anticipated amounts of required funding are correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise. We may also seek to have our debtholders convert all or a portion of their debt into equity. No assurance can be given that we will be able to convert such debt into equity on commercially reasonable terms or otherwise. If we are unable to obtain adequate funding, we may be required to significantly curtail or discontinue our proposed operations. See Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition - We will need to obtain additional financing to satisfy debt obligations and continue our operations.”).

Strategy

We are engaging in research efforts with respect to an initiative related to the use of brown adipose (fat) for therapeutic and aesthetic purposes. Recent studies have demonstrated that brown fat is present in the adult human body and may be correlated with the maintenance and regulation of metabolism, thus potentially being involved in caloric regulation. We intend to continue our research activities in this area in connection with the treatment of Type 2 diabetes and obesity as well as of hypertension, other metabolic disorders and cardiac deficiencies. We have labeled this initiative our ThermoStem® Program. See “Brown Adipose (Fat) Program” below.

We are also concentrating on an initiative for the development of a stem cell delivery system designed to deliver cells and other potential therapeutic material to the spine and discs, as well as the development of appropriate stem cells to be used for transplantation into a disc. We intend to advance the design of the stem cell delivery device and enhance the therapeutic protocols in preparation for clinical trials related to the treatment of bulging and herniated discs and degenerative disc disease. We refer to this initiative as our brtxDISC™ (Disc Implanted Stem Cells) Program. See “Disc/Spine Program” below.

In connection with the technology license discussed in “Disc/Spine Program” below, we intend to market and/or sublicense the delivery device. We also intend to sublicense the technology to third parties for use at their stem cell therapy facilities in connection with cellular-based treatment programs with regard to disc and spine and other conditions.

We also offer facial creams and other skin care products with certain ingredients that may include plant stem cells and/or other plant derived stem cell optimization or regenerative compounds. In addition, pursuant to our brtx-C Cosmetic Program, we have developed an ingredient derived from human adult stem cells which we are offering to third parties for use in their production of skin care products. See “Cosmetic Products” below.

We intend to develop a laboratory capable of performing cellular characterization and culturing and therapeutic outcomes analysis with the goal of producing a clinically-approved adult stem cell product and stem cell-related IP. See “Laboratory” and “Technology” below.

Treatment

Regenerative cell therapy relies on replacing diseased, damaged or dysfunctional cells with healthy, functioning ones or repairing damaged or diseased tissue. A great range of cells can serve in cell therapy, including cells found in peripheral and umbilical cord blood, bone marrow and adipose (fat) tissue. Physicians have been using adult stem cells from bone marrow to treat various blood cancers for over 40 years. Recently, the use of stem cells has begun to be used to treat various other diseases. We intend to use and develop cell and tissue regenerative therapy protocols, primarily involving adult stem cells (non-embryonic) to allow patients to undergo cellular-based treatments.

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

Accordingly, we plan to focus our initial therapy efforts in offering cellular-based treatment programs in selective areas of medicine where the treatment protocol is minimally invasive. Such areas may include the treatment of the disc and spine and metabolic-related disorders, as well as for aesthetic purposes. We will seek to obtain third party reimbursement for our procedures and products; however; we anticipate that patients may be required to pay for our procedures and products out of pocket in full and without the ability to be reimbursed by any governmental and other third party payers (referred to as “private pay”).

We intend that the majority of our disc/spine procedures will involve adult stem cells harvested from a patient’s own (autologous) cells so that the chance of rejection or disease being spread from donor to patient is low. We intend to focus on developing personalized, patient-specific treatment programs that provide for additional or follow-on therapies, patient outcome monitoring, and the accumulation/analysis of critical medical data. We also intend to carefully monitor patient response and satisfaction.

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

In June 2011, we launched the initial research phase of what we believe will develop into a technology that involves the use of brown fat in a cell-based therapeutic/aesthetic program referred to as the ThermoStem® Program. The ThermoStem® Program will focus on treatments for Type 2 diabetes and obesity, as well as for hypertension, other metabolic disorders and cardiac deficiencies, and will involve the study of stem cells, several genes, proteins and/or mechanisms that are related to these diseases and disorders.

We intend to use adult stem cells that may be differentiated into progenitor or fully differentiated brown adipocytes, or a related cell type, that can be used therapeutically or aesthetically in patients. We are focusing on the development of treatment protocols that utilize allogeneic cells (i.e., stem cells from a genetically similar but not identical donor). As the cellular program advances, we will seek to use the data from the program in the development of a small molecule drug.

Our ThermoStem® Program is in the initial research stage and, to date, we have not developed a clinical application or product. In August 2011, we entered into a Tangible Property License Agreement with the University of Utah Research Foundation (the “Foundation”) and the University of Utah (the “University”). Pursuant to the agreement, which has a two year term, we have been granted a non-exclusive license to use discarded adipose (fat) tissue samples for internal research purposes.

In June 2012, we entered into an Assignment Agreement with the Foundation and a Research Agreement with the University. Pursuant to the Assignment Agreement, we acquired the rights to two patent applications that relate to human brown fat cell lines. In consideration for the assignment, we paid the Foundation $15,000 and agreed to pay a royalty on the Patent Revenue (as defined in the Assignment Agreement). Pursuant to the Research Agreement, the University has agreed to provide research services relating to the identification of brown fat tissue and the development and characterization of brown fat cell lines. Pursuant to the Research Agreement, all inventions, discoveries, patent rights, information, data, methods and techniques, including all cell lines, cell culture media and derivatives thereof, shall be owned by us and we have agreed to pay the University a fee at the rate of $500,000 per annum and a royalty on Net Sales (as defined in the Research Agreement). The Research Agreement has a three year term, except that it is terminable earlier under certain circumstances.

Following our research activities, we intend to undertake preclinical studies in order to determine whether our proposed treatment protocol is safe. Such studies are expected to begin by the first quarter of 2014. Following the completion of such studies, if required, we intend to file an investigational new drug (“IND”) application with the U.S. Food and Drug Administration (the “FDA”) and initiate Phase I clinical trials. See “Government Regulation” below and Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition – We operate in a highly regulated environment and may be unable to comply with applicable federal, state, local, and international requirements. Failure to comply with applicable government regulation may result in a loss of licensure, registration, and approval or other government enforcement actions.”). The FDA approval process can be lengthy, expensive and uncertain and there is no guarantee of ultimate approval or clearance. We expect that clinical trials will commence by the third quarter of 2014.

We anticipate that much of our development work in this area will take place at the University’s research laboratory; alternatively, we may seek to either use other outside contractors or develop our laboratory for such purposes. See “Laboratory” below.

Disc/Spine Program

Pursuant to a license agreement between Regenerative Sciences, LLC (“Regenerative”) and us that became effective in April 2012, we have obtained, among other things, a worldwide, exclusive, royalty-bearing license from Regenerative to utilize or sublicense a certain medical device for the administration of specific cells and/or cell products to the disc and/or spine (and other parts of the body) and a worldwide (excluding Asia and Argentina), exclusive, royalty-bearing license to utilize or sublicense a certain method for culturing cells for use in treating, among other things, disc and spine conditions, including bulging and herniated discs. The technology that has been licensed is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the legs and feet. We intend to advance the design of the stem cell delivery device and enhance the therapeutic protocols in preparation for clinical trials related to the treatment of bulging and herniated discs and degenerative disc disease. We have labeled this initiative our brtxDISC™ (Disc Implanted Stem Cells) Program.

The license agreement provides for the requirement that we achieve certain milestones or pay certain minimum royalty amounts in order to maintain the exclusive nature of the licenses. The license agreement also provides for a royalty-bearing sublicense of certain of the technology to Regenerative for use for certain purposes, including in the Cayman Islands. Further, the license agreement requires that Regenerative furnish certain training, assistance and consultation services with regard to the licensed technology. Pursuant to the license agreement, we paid to Regenerative a net license fee of $990,000 and issued to Regenerative a five year warrant for the purchase of 50,000,000 shares of our common stock, of which 35,000,000 will vest only when specified performance criteria are met.

We intend to develop a reproducible cell-based culture system in either a laboratory that we develop or an outside laboratory. We then intend to initiate a pre-IND study with respect to the development of a treatment protocol. We expect that such study will be completed by the third quarter of 2013. Following such study, we intend to file an IND with the FDA with respect to our proposed treatment protocol and initiate clinical trials. The FDA approval process can be lengthy, expensive and uncertain and there is no guarantee of ultimate approval or clearance. See “Government Regulation” below and Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition – We operate in a highly regulated environment and may be unable to comply with applicable federal, state, local, and international requirements. Failure to comply with applicable government regulation may result in a loss of licensure, registration, and approval or other government enforcement actions.”).

In 2010, the FDA brought an action to permanently enjoin Regenerative from using its Regenexx™ procedure to process mesenchymal stem cells (“MSCs”) for the treatment of various orthopedic conditions. The lawsuit relates to a procedure utilized by Regenerative whereby a patient’s own MSC cells are extracted and isolated from the patient’s bone marrow, processed at a laboratory on site for two to three weeks to undergo expansion, and then returned to the same patient to treat a medical condition. The FDA has asserted that Regenerative’s stem cell procedure is subject to FDA jurisdiction and regulation as an unapproved drug and/or biologic. Regenerative takes the position that the Regenexx™ procedure is the practice of medicine and thereby is outside of the FDA’s jurisdiction. It also contends that the manipulation of the stem cells occurs in the normal course of medical practice which is regulated by Colorado, the state in which Regenerative is located. The FDA contends that it is not impinging on Regenerative’s ability to practice medicine; instead, it considers the product being reinjected into the patient to be a cultured cell product subject to the FDA’s regulations governing the use of human cells, tissues, and cellular and tissue-based products (“HCT/Ps”). According to the FDA’s position, the Regenexx™ procedure involves growth factors, reagents and drug products that cross state lines thereby placing the product in interstate commerce. Moreover, the FDA contends that the product is more than “minimally manipulated” and, consequently, does not meet the conditions listed in 21 C.F.R. Part 1271 that exempt HCT/Ps from being regulated as drugs, devices, and/or biological products. Regenerative has agreed to cease production of the cultured cell product while the case is pending. The District Court ruled in favor of the FDA, but the case has been appealed and is currently pending. The outcome of this case could have a material effect on our business. In the event that the FDA prevails, in all likelihood, we will need to proceed with the FDA approval process for our initiatives as discussed above. If Regenerative succeeds in the action, depending upon the breadth of the decision or the settlement of the lawsuit, the extent of FDA oversight may be limited or the scope of the clinical trials needed to be performed in connection with our FDA approval process may be reduced. We can give no assurances in this regard. See “Government Regulation” below.

Cosmetic Products

Stem Pearls®

Our wholly-owned subsidiary, Stem Pearls, LLC, offers plant derived stem cell cosmetic products. Stem Pearls, LLC has developed an initial product formulation derived from the stem cells of a rare-variety 18th century Swiss apple. Stem Pearls® currently offers its products via the Internet (www.stempearls.com and www.biorestorative.com), and intends to offer its products to stores and through cosmetic distributors to retail, spa and medical locations. Stem Pearls, LLC has not yet commenced widespread marketing efforts or generated any significant revenue.

brtx-C Cosmetic Program

Pursuant to our brtx-C Cosmetic Program, we have developed a human adult stem cell-derived extract that, when applied to human skin cells, significantly increases the production of collagen and fibronectin, which are proteins that are essential to combating the aging of skin.

We are seeking to enter into arrangements with third party cosmetic companies with regard to the commercial distribution of anti-aging skin care products that utilize our extract as a principal cosmetic ingredient.

Laboratory

We intend to develop a state-of-the-art facility to be used as a laboratory for the possible development of cellular-based treatment protocols and research applications. We anticipate that our laboratory will commence operations by the fourth quarter of 2013. We are currently utilizing existing laboratories at the University of Utah as discussed above under “Brown Adipose (Fat) Program.”

As operations grow, our plans include the expansion of our laboratory to perform cellular characterization and culturing, stem cell-related IP development and therapeutic outcome analysis. As we develop our business and additional stem cell treatments are approved, we intend to establish ourselves as the provider of adult stem cells for therapies and expand to provide cells in other market areas for stem cell therapy, including with regard to the treatment of Type 2 diabetes and obesity as well as other metabolic disorders, heart disease and autoimmune disease.

We plan to eventually open additional laboratories that are capable of supplying stem cells to physicians who use those cells to treat disease. We intend to position ourselves as a source and leader in providing those cells for treatments.

Technology

We intend to utilize our laboratory or a third party laboratory, such as the one we utilize at the University of Utah (see “Brown Adipose (Fat) Program”) in connection with cellular research activities. We also intend to seek to obtain cellular-based therapeutic technology licenses. We intend to seek to develop potential stem cell delivery systems or devices. The goal of these specialized devices is to deliver cells into specific areas of the body, control the rate, amount and types of cells used in a treatment, and populate these areas of the body with sufficient stem cells so that engraftment occurs.

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

We have two non-provisional and two provisional patent applications pending in the United States and two applications pending under the Patent Cooperation Treaty. In addition, Regenerative (see “Disc/Spine Program”) has filed certain patent applications with regard to the technology that is the subject of the license agreement between us. We have trademark rights with respect to the design mark BioRestorative Therapies® and the names BioRestorative Therapies™, brtxDISC™, ThermoStem®, Stem Pearls® and Stem The Tides of Time®. Our success will depend in large part on our ability to develop and protect our proprietary technology. We intend to rely on a combination of patent, trade secret and know-how, copyright and trademark laws, as well as confidentiality agreements, licensing agreements and other agreements, to establish and protect our proprietary rights. Our success will also depend upon our ability to avoid infringing upon the proprietary rights of others, for if we are judicially determined to have infringed such rights, we may be required to pay damages, alter our services, products or processes, obtain licenses or cease certain activities.

During the years ended December 31, 2012 and 2011, we incurred approximately $416,000 and $12,000, respectively, in research and development expenses, respectively. We have incurred approximately $440,000 in research and development expenses since inception.

Scientific Advisors

We have established a Scientific Advisory Board whose purpose is to provide advice and guidance in connection with scientific matters relating to our business. Our three Scientific Advisory Board members are Dr. Wayne Marasco, Chairman, Dr. Amit Patel and Dr. Naiyer Imam. See Item 10 (“Directors, Executive Officers and Corporate Governance – Scientific Advisory Board”) for a listing of the principal positions for Drs. Marasco, Patel and Imam.

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

Companies working in the area of regenerative medicine include, among others, Cytori Therapeutics, Osiris, Aastrom Biosciences, Aldagen, BioTime, Baxter International, Celgene, Harvest Technologies, Mesoblast, NeoStem, Stem Cells, Athersys, Tissue Genesis and Ember Therapeutics. Many of our competitors and potential competitors have substantially greater financial, technological, research and development, marketing and personnel resources than we do.  We cannot with any accuracy forecast when or if these companies are likely to bring cell therapies to market for procedures that we are also pursuing.

Our cosmetic operations will compete with other companies that offer a plant derived stem cell skin care line or stem-cell derived extracts, such as EmergeLabs, Amatokin, Andalou Naturals, Xtemcell, Jeunesse Luminesce, Lifeline Skin Care, Reprint, Dermelect, G.M. Collin, Goldfaden, Ashland, Rahn and Tri-K, as well as generally with cosmetic companies, many of whom have substantially greater financial, technological, research and development, marketing and personnel resources than we do.

Customers

Our treatment services are intended to be marketed to the general public via the Internet, and at trade shows to physicians and other health care professionals, skin care professionals and beauty product distributors. We intend to market our product portfolio for clinical applications and to research institutions and large pharmaceutical companies. Our Stem Pearls® product line is offered via the Internet (www.stempearls.com and www.biorestorative.com) and is intended to be sold to stores either directly or by way of distributors. Our cosmetic ingredients are being offered to cosmetic manufacturers and distributors.

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

Because we are a development stage enterprise and have not generated significant revenues from operations, it is difficult to anticipate the likely regulatory status of the array of products and services that we may offer.   We believe that some of the adult autologous (self-derived) stem cells that will be used in our cellular therapy and biobanking products and services, including the brown adipose (fat) tissue that we intend to use in our ThermoStem Program, may be regulated by the FDA as HCT/Ps under 21 C.F.R. Part 1271. This regulation defines HCT/Ps as articles “containing or consisting of human cells or tissues that are intended for implantation, transplantation, infusion or transfer into a human recipient.” However, the FDA may disagree with this position or conclude that some or all of our stem cell therapy products or services do not meet the applicable definitions and exemptions to the regulation. If we are not regulated solely under the HCT/P provisions, we would need to expend significant resources to comply with the FDA’s broad regulatory authority under the FDCA. There is also third party litigation pending that may result in the FDA further restricting or expanding the application of the regulation. In such litigation, the FDA has asserted that the defendants’ use of cultured stem cells to treat musculoskeletal and spinal injuries without FDA approval is in violation of the FDCA, claiming that the defendants’ product is a drug. The defendants have asserted that their procedure is part of the practice of medicine and therefore beyond the FDA’s regulatory authority. The District Court ruled in favor of FDA, but the case has been appealed to the Circuit Court and is currently pending. The uncertainty as to the outcome of the litigation makes the assessment of the regulatory status of our products and services even more unsettled.

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

We are a development stage enterprise and have not generated significant revenues from operations.   In the event that the FDA does not regulate our services in the United States solely under the HCT/P regulation, our products and activities could be regulated as drug or biological products under the FDCA. If regulated as drug or biological products, we will need to expend significant resources to ensure regulatory compliance.  If an IND and NDA or BLA are required for any of our products, there is no assurance as to whether or when we will receive FDA approval of the product. The process of designing, conducting, compiling and submitting the non-clinical and clinical studies required for NDA or BLA approval is time-consuming, expensive and unpredictable. The process can take many years, depending on the product and the FDA’s requirements.

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

Separately, we have developed a human adult stem cell-derived extract that we intend to offer to third party companies for use in the development and production of anti-aging cosmetics and skin care products. At present we envision our role as being limited to that of an ingredient supplier and having no role in the development of the final consumer products.

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

Health Insurance Portability and Accountability Act—Protection of Patient Health Information

 The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) included the Administrative Simplification provisions that required the Secretary of the Department of Health and Human Services (“HHS”) to adopt regulations  for the electronic exchange, privacy, and security of  individually identifiable health information that HIPAA protects (called "protected health information").  HHS published the Standards for Privacy of Individually Identifiable Health Information (the “Privacy Rule”) and the Security Standards for the Protection of Electronic Protected Health Information (the “Security Rule”) to protect the privacy and security of protected health information. The Privacy Rule specifies the required, permitted and prohibited uses and disclosures of an individual’s protected health information by health plans, health care clearinghouses, and any health care provider that transmits health information in electronic format (collectively called "covered entities").  The Security Rule establishes a national security standard for safeguarding protected health information that is held or transferred in electronic form (called "electronic protected health information"). The Security Rule addresses the technical and non-technical safeguards that covered entities must implement to secure individuals’ electronic protected health information.

 In addition to covered entities, the Health Information Technology and Clinical Health Act (the "HITECH Act") made certain provisions of the Security Rule, as well as the additional requirements the HITECH Act imposed that relate to security or privacy and that are imposed on covered entities, directly applicable as a matter of law to individuals and entities that perform permitted functions on behalf of covered entities when those function involve the use or disclosure of protected health information.  These individuals and entities are called "business associates."  Covered entities are required to enter into a contract with business associates, called a "business associate agreement," that also imposes many of the Privacy Rule requirements on business associates as a matter of contract.

Regulations implementing the majority of the requirements created by the HITECH Act were issued in January 2013 (the “Final Rule”). Among other things, the Final Rule broadened the definition of “business associate” to include subcontractors. As a result, a subcontractor who performs tasks involving the use or disclosure of protected health information on behalf of a business associate must likewise comply with the same obligations as the business associate.

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

Other Applicable U.S. Laws

In addition to the above-described regulation by United States federal and state government, the following are other federal and state laws and regulations that could directly or indirectly affect our ability to operate the business:

•	state and local licensure, registration, and regulation of the development of pharmaceuticals and biologics;

•	state and local licensure of medical professionals;

•	state statutes and regulations related to the corporate practice of medicine;

•	laws and regulations administered by U.S. Customs and Border Protection (“CBP”) related to the importation of biological material into the United States;

•	other laws and regulations administered by the U.S. Food and Drug Administration;

•	other laws and regulations administered by the U. S. Department of Health and Human Services;

•	state and local laws and regulations governing human subject research and clinical trials;

•	the federal physician self-referral prohibition, also known as Stark Law, and any state equivalents to Stark Law;

•	the federal Anti-Kickback Law and any state equivalent statutes and regulations;

•	Federal and state coverage and reimbursement laws and regulations;

•	state and local laws and regulations for the disposal and handling of medical waste and biohazardous material;

•	Occupational Safety and Health (“OSHA”) regulations and requirements;

•	the Intermediate Sanctions rules of the IRS providing for potential financial sanctions with respect to “Excess Benefit Transactions” with HUMC or other tax-exempt organizations; and

•	the Physician Payments Sunshine Act (in the event that our products are classified as drugs, biologics, devices or medical supplies and are reimbursed by Medicare, Medicaid or the Children’s Health Insurance Program).

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

Our principal executive offices and laboratory are located at 555 Heritage Drive, Jupiter, Florida. We occupy the premises pursuant to a three year lease that expires on January 31, 2014 and provides for a current base monthly rent of $6,422.

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

Market Information

Transactions in our common stock are reported under the symbol “BRTX” on the OTC Bulletin Board.  The following table sets forth the range of high and low bids reported in the over-the-counter market for our common stock.  The prices shown below represent prices in the market between dealers in securities; they do not include retail markup, markdown or commissions, and do not necessarily represent actual transactions.

	High	Low
2011 Calendar Year
First Quarter	$0.015	$0.010
Second Quarter	$0.026	$0.018
Third Quarter	$0.025	$0.010
Fourth Quarter	$0.020	$0.010

	High	Low
2012 Calendar Year
First Quarter	$0.030	$0.010
Second Quarter	$0.035	$0.010
Third Quarter	$0.040	$0.017
Fourth Quarter	$0.043	$0.016

Holders

As of March 27, 2013, there were 222 record holders of our shares of common stock.

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

Recent Sales of Unregistered Securities

During the three months ended December 31, 2012, we sold the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2011, Quarterly Reports of Form 10-Q for the periods ended March 31, 2012, June 30, 2012 and September 30, 2012 and Current Reports of Form 8-K filed with the Securities and Exchange Commission and press releases made by us), and we were available to answer questions by prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficiency and for other corporate purposes.

DATE ISSUED	NUMBER OF SHARES	PURCHASER(S)		CONSIDERATION (1)
10/3/12	10,000,000		(4)	$250,000	(3)
10/10/12	10,000,000		(4)	$200,000	(3)
10/12/12	5,000,000		(4)	$125,000	(3)
10/13/12	1,250,000		(4)	$25,000	(3)
10/15/12	1,250,000		(4)	$25,000	(3)
10/15/12	425,000		(4)	$8,500	(3)
10/15/12	425,000		(4)	$8,500	(3)
10/15/12	3,750,000		(4)	$75,000	(3)
10/23/12	625,000		(4)	$12,500	(3)
10/31/12	4,000,000		(4)	$100,000	(3)
11/15/12	2,000,000		(6)	$32,000	(2)
11/20/12	6,000,000		(4)	$150,000	(3)
11/5/12	87,500		(6)	$1,400	(2)
11/20/12	1,000,000		(4)	$25,000	(3)
12/14/12	1,000,000		(4)	$25,000	(3)
12/7/12	2,000,000		(6)	$32,000	(7)
12/27/12	600,000		(4)	$9,600	(5)
12/28/12	2,000,000		(4)	$50,000	(3)
12/31/12	2,000,000		(4)	$50,000	(3)
12/31/12	1,000,000		(4)	$25,000	(3)

(1)	The value of the non-cash consideration was estimated to be the fair value of our restricted common stock. Since our shares are thinly traded in the open market, the fair value of our equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares.

(2)	Issued in consideration of business advisory services.

(3)	In addition, warrants were issued in connection with the issuance of the common stock.

(4)	Accredited investor.

(5)	Issued as debt discount in connection with loans.

(6)	Consultant.

(7)	Issued in consideration of legal services.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2012, there were no purchases of common stock made by us or any “affiliated purchaser”.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of results of operations and financial condition is based upon, and should be read in conjunction with, our consolidated financial statements and accompanying notes thereto, included elsewhere in this Annual Report following Item 15. This discussion contains forward-looking statements. Actual results could differ materially from the results discussed in the forward-looking statements. Reference is made to “Forward-Looking Statements” and Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition”) for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

Our goal is to become a medical center of excellence using cell and tissue regenerative therapy protocols, primarily involving adult stem cells allowing patients to undergo cellular-based treatments. As more and more cellular therapies become standard of care, we intend to focus on the unity of medical and scientific explanations for future clinical procedures and outcomes and the provision of adult stem cells for future personal medical applications. Among the initiatives that we are currently pursuing is one that would involve the use of brown fat in connection with the cell-based treatment of Type 2 diabetes and obesity, as well as hypertension, other metabolic disorders and cardiac deficiencies. We have also entered into a license agreement which permits us to use technology for adult stem cell treatment of disc and spine conditions, including bulging and herniated discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the legs and feet.

We also offer stem cell derived cosmetic and skin care products. Through our wholly-owned subsidiary, Stem Pearls, LLC, we offer facial creams and other skin care products with certain ingredients that may include plant stem cells and/or other plant derived stem cell optimization or regenerative compounds. Separately, pursuant to our brtx-C Cosmetic Program, we have developed an ingredient derived from human adult stem cells which can be used by third party companies in the development of their own skin care products.

We currently are seeking to develop an infrastructure to establish a laboratory for the possible development of cellular-based treatment protocols, stem cell-related intellectual property and research applications.

We are a development stage enterprise. Our primary activities in the stem cell area have been the development of our business plan, negotiating strategic alliances and other agreements and raising capital. We have not generated significant revenues. Our web site address is www.biorestorative.com.

Since inception, we have incurred substantial losses. As of December 31, 2012, the deficit accumulated during the development stage was $14,061,220, our stockholders’ deficiency was $5,141,693 and our working capital deficiency was $2,784,676. Through December 31, 2012, we have not yet generated significant revenues and our losses have principally been operating expenses incurred in development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

Based upon our working capital deficiency as of December 31, 2012 and the lack of substantial revenues from inception to December 31, 2012, we require equity and/or debt financing to continue our operations. Between December 2008 and December 31, 2012, we raised an aggregate of $5,839,139 in debt financing and $2,816,300 in equity financing. As of December 31, 2012, our outstanding debt of $4,632,185, together with interest at rates ranging between 8% and 15% per annum, was due on various dates through December 2013. Subsequent to December 31, 2012 and through March 28, 2013, we have received aggregate equity and debt financing of $820,000 and $450,000 (zero coupon note due July 2014), respectively, the due date for the repayment of $3,653,500 of debt has been extended (of which, $3,550,000 is a zero coupon note due July 2014) and $112,500 of debt has been exchanged for common stock. Giving effect to the above actions, we currently have notes payable aggregating $50,000 which are past due. We are currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. As a result, we expect that the cash we have available will fund our operations only until May 2013. We are currently considering several different financing alternatives to support our operations thereafter. If we are unable to obtain such additional financing on a timely basis and, notwithstanding any request we may make, our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. See “Liquidity and Capital Resources” below.

Consolidated Results of Operations

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

The following table presents selected items in our consolidated statements of operations for the years ended December 31, 2012 and 2011, respectively:

	For The Years Ended
	December 31,
	2012	2011

Revenues	$15,589	$-

Cost of goods sold	1,307	-

Gross Profit	14,282	-

Operating Expenses:

Marketing and promotion	131,980	103,696
Payroll and benefits	1,979,850	1,380,867
Consulting expense	1,834,003	682,171
General and administrative	1,224,721	1,373,271
Research and development	416,180	12,000

Total Operating Expenses	5,586,734	3,552,005

Loss From Operations	(5,572,452)	(3,552,005)

Other Income (Expense):

Interest expense	(591,813)	(260,011)
Amortization of debt discount	(329,796)	(345,369)
Loss on extinguishment of notes payable	(69,708)	-
Gain on settlement of note and payables, net	27,047	83,448

Total Other Expense	(964,270)	(521,932)

Net Loss	$(6,536,722)	$(4,073,937)

Gross profit

Revenues consisted of sublicense fees of $10,000 and sales of Stem Pearls® skincare products of $5,589. For the year ended December 31, 2012, revenues were $15,589 as compared to none for the year ended December 31, 2011.

Cost of goods sold consisted of the costs of the underlying products. For the year ended December 31, 2012, cost of goods sold was $1,307 as compared to none for the year ended December 31, 2011.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, and entertainment and travel expenses. For the year ended December 31, 2012, marketing and promotion expenses increased by $28,284, or 27%, from $103,696 to $131,980, as compared to the year ended December 31, 2011, primarily due to increased travel expenses associated with the development of our enterprise.

We expect that marketing and promotion expenses will continue to increase in the future as we increase our marketing activities following full commercialization of our products and services.

Payroll and benefits

Payroll and benefits consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees. For the year ended December 31, 2012, payroll and benefits increased $598,983, or 43%, from $1,380,867 to $1,979,850, as compared to the year ended December 31, 2011, primarily as a result of an increase of approximately $248,000 in executive salary and bonus expense, approximately $193,000 related to the tax liability associated with the vesting of our CEO’s restricted stock and an approximate $352,000 increase in non-cash stock-based compensation related to options granted to our employees, partially offset by an approximate $196,000 decrease in severance and salary expenses for former employees.

We expect that our payroll and benefits expenses will continue to increase as we expand our staff to support the growth of our business.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the year ended December 31, 2012, consulting expenses increased $1,151,832, or 169%, from $682,171 to $1,834,003, as compared to the year ended December 31, 2011. The increase is primarily due to an approximate $1,027,000 increase in non-cash stock-based compensation to directors, consultants and advisors.

General and administrative

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the year ended December 31, 2012, general and administrative expenses decreased by $148,550, or 11%, from $1,373,271 to $1,224,721, as compared to the year ended December 31, 2011. The decrease is primarily due to a decrease in professional fees as compared to 2011, when we prepared and submitted our initial public company filings with the Securities and Exchange Commission.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Research and development

Research and development expenses are expensed as they are incurred. For the year ended December 31, 2012, research and development expenses increased by $404,180 from $12,000 to $416,180, as compared to the year ended December 31, 2011. The increase is related to the commencement of our brown fat ($310,000 of the increase) and disc/spine ($42,000 of the increase) initiatives in the second quarter of 2012.

We expect that our research and development expenses will continue to increase with the continuation of the aforementioned initiatives.

Interest expense

For the year ended December 31, 2012, interest expense increased $331,802, or 128%, as compared to the year ended December 31, 2011. The increase was primarily due to an increase of approximately $1,442,000 in outstanding borrowings as of December 31, 2012 as compared to December 31, 2011.

Amortization of debt discount

For the year ended December 31, 2012, amortization of debt discount decreased $15,573, or 5%, as compared to the year ended December 31, 2011, primarily due to the timing of the recognition of the debt discount expense.

Loss on extinguishment of notes payable

For the year ended December 31, 2012, the Company recorded a loss on extinguishment of notes payable of $69,708, which is associated with investors’ conversion of debt into equity securities.

Gain on settlement of note and payables, net

For the year ended December 31, 2012, gain on settlement of note and payables, net, which represented the difference between our recorded payment obligation and the agreed amount that was ultimately paid pursuant to various settlement agreements, decreased $56,401, or 68%, as compared to the year ended December 31, 2011.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	December 31,
	2012	2011

Cash	$363	$71,508

Working Capital Deficiency	$(2,784,676)	$(3,788,947)

Notes Payable (Gross - Current)	$1,003,685	$3,190,000

Availability of Additional Funds

Based upon our working capital and stockholders’ deficiency of $2,784,676 and $5,141,693, respectively, as of December 31, 2012 and the insignificance of the revenues from inception to December 31, 2012, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Between December 2008 and December 31, 2012, we raised an aggregate of $5,839,139 in debt financing and $2,816,300 in equity financing. As of December 31, 2012, our outstanding debt of $4,632,185, together with interest at rates ranging between 8% and 15% per annum, was due on various dates through December 2013. Subsequent to December 31, 2012 and through March 28, 2013, we have received aggregate equity and debt financing of $820,000 and $450,000 (zero coupon note due July 2014), respectively, the due date for the repayment of $3,653,500 of debt has been extended (of which, $3,550,000 is a zero coupon note due July 2014) and $112,500 of debt has been exchanged for common stock. Giving effect to the above actions, we currently have notes payable aggregating $50,000 which are past due. We are currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. We have certain notes payable which are past due. As of the date of this filing, we have not received any notices of default with respect to these notes. As of the date that this Annual Report on Form 10-K was filed, our outstanding debt was as follows:

Principal
Maturity Date	Amount

Past Due/On Demand	$55,000
QE 6/30/13	481,185
QE 9/30/13	300,000
QE 12/31/13	55,000
QE 3/31/14	70,600
QE 6/30/14	8,500
QE 9/30/14	4,000,000

$4,970,285

As a result, we believe that the cash we have available as of the date of this filing will fund our operations only until May 2013. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes). Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

We may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms. Debt financing may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms.

Our consolidated financial statements included elsewhere in this Annual Report on Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

During the year ended December 31, 2012, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the years ended December 31, 2012 and 2011 in the amounts of $3,184,112 and $2,810,867, respectively. The net cash used in operating activities for the year ended December 31, 2012 was primarily due to cash used to fund a net loss of $6,536,722, adjusted for net non-cash expenses in the aggregate amount of $2,311,107, partially offset by $1,041,503 of cash provided by changes in operating assets and liabilities, primarily as a result of increases in accounts payable plus accrued expenses and other liabilities, due to cash constraints during the period. The net cash used in operating activities for the year ended December 31, 2011 was primarily due to cash used to fund a net loss of $4,073,937, adjusted for net non-cash expenses in the aggregate amount of $830,733, partially offset by $432,297 of cash provided by changes in operating assets and liabilities, primarily as a result of increases in accounts payable plus accrued expenses and other liabilities, due to cash constraints during the period.

Net Cash (Used in) Provided by Investing Activities

During the year ended December 31, 2012, net cash used in investing activities was $1,002,533, primarily due to cash used to acquire an intangible asset (a license associated with our disc/spine initiative) in the amount of $1,000,000. During the year ended December 31, 2011, net cash provided by investing activities was $14,228. During 2011, we received proceeds of $32,000 from the sale of property and equipment and used $17,772 to purchase property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the years ended December 31, 2012 and 2011 was $4,115,500 and $2,850,073, respectively. During the year ended December 31, 2012, $1,925,000 of proceeds were from equity financings and $2,190,500 of net proceeds were from debt financings. During the year ended December 31, 2011, $2,654,073 of net proceeds were from debt financings and $200,000 of proceeds were from equity financings.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Our significant estimates and assumptions include the recoverability and useful lives of long-lived assets, the fair value of our stock, stock-based compensation, debt discount and the valuation allowance related to our deferred tax assets. Certain of our estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to us and general economic conditions. It is reasonably possible that these external factors could have an effect on our estimates, and could cause actual results to differ from those estimates.

Intangible Assets

Intangible assets are comprised of trademarks and licenses with original estimated useful lives of 10 and 17.7 years (20 year life of underlying patent, less 2.3 years elapsed since patent application), respectively. Once placed into service, we amortize the cost of the intangible assets over their estimated useful lives on a straight line basis.

Revenue Recognition

For the year ended December 31, 2012, revenue consisted of $10,000 of sublicense fees and $5,589 was attributable to sales of Stem Pearls® skincare products. Our policy is to recognize product sales when the risk of loss and title to the product transfers to the customer, after taking into account potential returns. We recognize sublicensing and royalty revenue when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) the service is completed without further obligation, (iii) the sales price to the customer is fixed or determinable, and (iv) collectability is reasonably assured.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in our financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

We adopted the provisions of Accounting Standards Codification (“ASC”) Topic 740-10, which prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return.

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Since the shares underlying our 2010 Equity Participation Plan are not currently registered, the fair value of our restricted equity instruments was estimated by us based on observations of the cash sales prices of both restricted shares and freely tradable shares.

Impairment of Long-lived Assets

We review for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

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

We have a very limited operating history. Since our inception, we have incurred net losses. As of December 31, 2012, we had a working capital deficiency of $2,784,676 and stockholders’ deficiency of $5,141,693. The report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2012 and 2011 and for the years then ended indicates that our financial statements have been prepared assuming that we will continue as a going concern. The report states that, since we are in the development stage, we have incurred net losses since inception and we need to raise additional funds to meet our obligations and sustain our operations, there is substantial doubt about our ability to continue as a going concern. Our plans in regard to these matters are described in footnote 2 to our audited financial statements as of December 31, 2012 and 2011 and for the years then ended, and for the period from December 30, 2008 (inception) to December 31, 2012, which are included following Item 15 (“Exhibits and Financial Statement Schedules”). Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will need to obtain additional financing to satisfy debt obligations and continue our operations.

As described in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Availability of Additional Funds”), between December 2008 and December 31, 2012, we raised an aggregate of $5,839,139 in debt financing and $2,816,300 in equity financing. Subsequent to December 31, 2012 and through March 28, 2013, we have received aggregate equity and debt financing of $820,000 and $450,000 (zero coupon note due July 2014), respectively, the due date for the repayment of $3,653,500 of debt has been extended (of which, $3,550,000 is a zero coupon note due July 2014) and $112,500 of debt has been exchanged for common stock. Giving effect to the above actions, we currently have notes payable aggregating $50,000 which are past due. We are currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. As of March 28, 2013, the outstanding balance of our debt of $4,970,285, together with accrued interest, was due and payable between on demand ($55,000) and July 2014 ($4,000,000). Unless we obtain additional financing or, upon our request, the debtholders agree to convert their debt into equity or extend the maturity dates of the debt, we will not be able to repay such debt. Based upon our working capital deficiency and outstanding debt, we expect that the cash we have available will fund our operations only until May 2013. Even if we are able to satisfy our debt obligations, our cash balance and the revenues for the foreseeable future from our anticipated operations will not be sufficient to fund the development of our business plan, including in connection with the license obtained from Regenerative. Accordingly, we will be required to raise capital from one or more sources.  There is no guarantee that adequate funds will be available when needed from additional debt or equity financing, or from other sources, or on terms attractive to us.  Our inability to obtain sufficient funds in the future would, at a minimum, require us to delay, scale back, or eliminate some or all of our contemplated activities, which could have a substantial negative effect on our results of operations and financial condition. See Item I (“Business-Overview”) for a discussion of our financing requirements.

Our business strategy is high-risk.

We are focusing our resources and efforts primarily on the development of cellular-based services and products which will require extensive cash for research, development and commercialization activities.  This is a high-risk strategy because there is no assurance that our services and products, including our brown fat research initiative, will ever become commercially viable (commercial risk), that we will prevent other companies from depriving us of market share and profit margins by offering services and products based on our inventions and developments (legal risk), that we will successfully manage a company in a new area of business, regenerative medicine, and on a different scale than we have operated in the past (operational risk), that we will be able to achieve the desired therapeutic results using stem and regenerative cells (scientific risk), or that our cash resources will be adequate to develop our services and products until we become profitable, if ever (financial risk).  We are using our cash in one of the riskiest industries in the economy (strategic risk).  This may make our stock an unsuitable investment for many investors.

We will need to enter into agreements in order to implement our business strategy.

Except for the Regenerative license agreement and the research agreement with the University of Utah, we do not have any material agreements or understandings in place with respect to the implementation of our business strategy. No assurances can be given that we will be able to enter into any necessary agreements with respect to the development of our business. Our inability to enter into any such agreements would have a material adverse effect on our results of operations and financial condition.

We depend on our executive officers and on our ability to attract and retain additional qualified personnel. A pending action against our Vice President of Research and Development may limit our ability to utilize fully his capabilities. We do not currently have a Chief Financial Officer.

Our performance is substantially dependent on the performance of Mark Weinreb, our Chief Executive Officer. We rely upon him for strategic business decisions and guidance. Mr. Weinreb is subject to an employment agreement with us that is scheduled to expire in October 2015. We are also dependent on the performance of Francisco Silva, our Vice President of Research and Development, in establishing and developing our laboratory business. Mr. Silva is also subject to an employment agreement with us. In May 2011, Mr. Silva’s former employer, DaVinci BioSciences, LLC (of which Mr. Silva is a member), obtained a preliminary injunction against Mr. Silva. Such injunction restrains and enjoins Mr. Silva from using or disseminating information he obtained from his former employer, including using such information to solicit his former employer’s customers. A ruling on a permanent injunction motion is pending. Such motion also seeks to restrain and enjoin Mr. Silva from violating certain provisions of the operating agreement of his former employer that provide, among other things, that Mr. Silva shall not, while he is a member of his former employer and for a period of two years thereafter, engage in, or have any interest in, any entity that engages in the business of stem cell research tools and therapeutic applications or otherwise in a business that competes with his former employer’s business in the geographic area in which his former employer conducts business. We are not a party to the action. We have been advised by Mr. Silva and his counsel that the enforceability of the noncompetition provision has been and will be challenged. The court has not yet further ruled on the permanent injunctive relief sought by the former employer and, pending resolution of this matter, Mr. Silva’s ability to provide services to us that relate to the business of stem cell research tools and/or therapeutic applications, or otherwise in a business that competes with his former employer’s business in the geographic area in which his former employer conducts business, may be limited. In the event we determine that any such limitation on the scope of Mr. Silva’s responsibilities has a material adverse effect upon our business, we may find it necessary to seek to employ a new Vice President of Research and Development who has similar skills in the area of cellular biology. In addition, we do not currently have a Chief Financial Officer. Pending the hiring of a Chief Financial Officer, we are utilizing financial consultants with regard to the preparation of our financial statements. We believe that our future success in developing marketable services and products and achieving a competitive position will depend in large part upon whether we can attract and retain additional qualified management and scientific personnel, including a Chief Financial Officer.  Competition for such personnel is intense, and there can be no assurance that we will be able to attract and retain such personnel.  The loss of the services of Mr. Weinreb and/or Mr. Silva (or, in the case of Mr. Silva, any significant limitation on his ability to provide services to us) or the inability to attract and retain additional personnel, including a Chief Financial Officer and possibly a new Vice President of Research and Development, and develop expertise as needed would have a substantial negative effect on our results of operations and financial condition.  In addition, if we are named as a defendant in the action against Mr. Silva, we may incur substantial costs and our efforts and attention to the development of our business could be diverted.

We may not be able to protect our proprietary rights.

Our commercial success will depend in large part upon our ability to protect our proprietary rights. There is no assurance, for example, that any patents will be issued to us or, if issued, that such patent will not become the subject of a re-examination, will provide us with competitive advantages, will not be challenged by any third parties, or that the patents of others will not prevent the commercialization of services and products incorporating our technology.  Furthermore, there can be no guarantee that others will not independently develop similar services and products, duplicate any of our services and products, or design around any patents we obtain.

Our commercial success will also depend upon our ability to avoid infringing patents issued to others.  If we were judicially determined to be infringing on any third-party patent, we could be required to pay damages, alter our services, products or processes, obtain licenses, or cease certain activities.  If we are required in the future to obtain any licenses from third parties for some of our services and/or products, there can be no guarantee that we would be able to do so on commercially favorable terms, if at all.  United States and foreign patent applications are not immediately made public, so we might be surprised by the grant to someone else of a patent on a technology we are actively using.

Litigation, which would result in substantial costs to us and the diversion of effort on our part, may be necessary to enforce or confirm the ownership of any patents issued or licensed to us, or to determine the scope and validity of third-party proprietary rights.  If our competitors claim technology also claimed by us and prepare and file patent applications in the United States, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office or a foreign patent office to determine priority of invention, which could result in substantial costs and diversion of effort, even if the eventual outcome is favorable to us.  Any such litigation or interference proceeding, regardless of outcome, could be expensive and time-consuming.

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

Intellectual property law outside the United States is uncertain and, in many countries, is currently undergoing review and revisions.  The laws of some countries do not protect our patent and other intellectual property rights to the same extent as United States laws.   Third parties may attempt to oppose the issuance of patents to us in foreign countries by initiating opposition proceedings. Opposition proceedings against any of our patent filings in a foreign country could have an adverse effect on our corresponding patents that are issued or pending in the United States. It may be necessary or useful for us to participate in proceedings to determine the validity of our patents or our competitors’ patents that have been issued in countries other than the United States. This could result in substantial costs, divert our efforts and attention from other aspects of our business, and could have a material adverse effect on our results of operations and financial condition.

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

Although cosmetic products are subject to fewer regulatory requirements than drugs or medical devices, in the United States cosmetic products are subject to FDA and FTC requirements as well as applicable state and local requirements. It is also possible that some of the skin care products developed and marketed by our Stem Pearls® cosmetic skincare company and pursuant to our brtx-C Cosmetic Program may be regulated as both cosmetics and drugs under the FDCA. If they are, these products must satisfy the regulatory requirements of both drugs and cosmetics. Failure to comply with the appropriate regulations could result in a restraining order, seizure, or criminal action, which could have an adverse effect on our business.

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

HHS published the Standards for Privacy of Individually Identifiable Health Information (the “Privacy Rule”) and the Security Standards for the Protection of Electronic Protected Health Information (the “Security Rule”) pursuant to the Health Insurance Portability and Accountability Act (“HIPAA”). The Privacy Rule specifies the required, permitted and prohibited uses and disclosures of an individual’s protected health information by health plans, health care clearinghouses, and any health care provider that transmits health information in electronic format (collectively called "covered entities").  The Security Rule establishes a national security standard for safeguarding protected health information that is held or transferred in electronic form (called "electronic protected health information"). The Security Rule addresses the technical and non-technical safeguards that covered entities must implement to secure individuals’ electronic protected health information.

 In addition to covered entities, the Health Information Technology and Clinical Health Act (the "HITECH Act") made certain provisions of the Security Rule, as well as the additional requirements the HITECH Act imposed that relate to security and privacy and that are imposed on covered entities, directly applicable as a matter of law to individuals and entities that perform permitted functions on behalf of covered entities when those function involve the use or disclosure of protected health information.  These individuals and entities are called "business associates."  Covered entities are required to enter into a contract with business associates, called a "business associate agreement," that also imposes many of the Privacy Rule requirements on business associates as a matter of contract.

Regulations implementing the majority of the requirements created by the HITECH Act were issued in January 2013 (the “Final Rule”). Among other things, the Final Rule broadened the definition of “business associate” to include subcontractors. As a result, a subcontractor who performs tasks involving the use or disclosure of protected health information on behalf of a business associate must likewise comply with the same obligations as the business associate.

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

•	state and local licensure, registration, and regulation of the development of pharmaceuticals and biologics;

•	state and local licensure of medical professionals;

•	state statutes and regulations related to the corporate practice of medicine;

•	laws and regulations administered by U.S. Customs and Border Protection (“CBP”) related to the importation of biological material into the United States;

•	other laws and regulations administered by the U.S. Food and Drug Administration;

•	other laws and regulations administered by the U. S. Department of Health and Human Services;

•	state and local laws and regulations governing human subject research and clinical trials;

•	the federal physician self-referral prohibition, also known as Stark Law, and any state equivalents to Stark Law;

•	the federal Anti-Kickback Law and any state equivalent statutes and regulations;

•	Federal and state coverage and reimbursement laws and regulations;

•	state and local laws and regulations for the disposal and handling of medical waste and biohazardous material;

•	Occupational Safety and Health (“OSHA”) regulations and requirements;

•	the Intermediate Sanctions rules of the IRS providing for potential financial sanctions with respect to “Excess Benefit Transactions” with HUMC or other tax-exempt organizations; and

•	the Physician Payments Sunshine Act (in the event that our products are classified as drugs, biologics, devices or medical supplies and are reimbursed by Medicare, Medicaid or the Children’s Health Insurance Program).

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

As discussed in Item 1 (“Business – Disc/Spine Program”), the FDA has brought an action to permanently enjoin Regenerative from using its Regenexx™ procedure to process mesenchymal stem cells (“MSCs”) for the treatment of various orthopedic conditions. The lawsuit relates to a procedure utilized by Regenerative whereby a patient’s own MSC cells are extracted and isolated from the patient’s bone marrow, processed at a laboratory on site for two to three weeks to undergo expansion, and then returned to the same patient to treat a medical condition. The FDA has asserted that Regenerative’s stem cell procedure is subject to FDA jurisdiction and regulation as an unapproved drug and/or biologic. Regenerative takes the position that the Regenexx™ procedure is the practice of medicine and thereby is outside of the FDA’s jurisdiction. It also contends that the manipulation of the stem cells occurs in the normal course of medical practice which is regulated by Colorado, the state in which Regenerative is located. The FDA contends that it is not impinging on Regenerative’s ability to practice medicine; instead, it considers the product being reinjected into the patient to be a cultured cell product subject to the FDA’s regulations governing the use of human cells, tissues, and cellular and tissue-based products (“HCT/Ps”). According to the FDA’s position, the Regenexx™ procedure involves growth factors, reagents and drug products that cross state lines thereby placing the product in interstate commerce. Moreover, the FDA contends that the product is more than “minimally manipulated” and, consequently, does not meet the conditions listed in 21 C.F.R. Part 1271 that exempt HCT/Ps from being regulated as drugs, devices, and/or biological products. Regenerative has agreed to cease production of the cultured cell product while the case is pending. The District Court ruled in favor of FDA, but the case has been appealed and is currently pending. The outcome of this action could have a material effect on our business. In the event that the FDA prevails, in all likelihood, we will need to proceed with the FDA approval process for our initiatives as discussed above. If Regenerative succeeds in the action, depending upon the breadth of the decision or the settlement of the lawsuit, the extent of FDA oversight may be limited or the scope of the clinical trials needed to be performed in connection with our FDA approval process may be reduced. We can give no assurances in this regard. Pending a final determination of this action, there is great uncertainty with regard to the FDA’s regulatory authority of the business in which we plan to operate. See Item 1 (“Business – Government Regulation”).

Our inability to obtain reimbursement for our services and products from private and governmental insurers could negatively impact demand for our services and products.

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

We are in an early stage on the path to commercialization with many of our services and products, including with regard to our brown fat initiative.  We believe that our long-term viability and growth will depend in large part on our ability to develop commercial quality cell processing devices and useful procedure-specific consumables, and to establish the safety and efficacy of our therapies through clinical trials and studies.  There is no assurance that our development programs will be successfully completed or that required regulatory clearances or approvals will be obtained on a timely basis, if at all.

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

Although our common stock is quoted on the OTC Bulletin Board from time to time, the market for our common stock is extremely limited.  In addition, although there have been market makers in our securities, we cannot assure that these market makers will continue to make a market in our securities or that other factors outside of our control will not cause them to stop market making in our securities.  Making a market in securities involves maintaining bid and ask quotations and being able to effect transactions in reasonable quantities at those quoted prices, subject to various securities laws and other regulatory requirements. Furthermore, the development and maintenance of a public trading market depends upon the existence of willing buyers and sellers, the presence of which is not within our control or that of any market maker. Market makers are not required to maintain a continuous two-sided market, are required to honor firm quotations for only a limited number of shares, and are free to withdraw firm quotations at any time. Even with a market maker, factors such as our past losses from operations and the small size of our company mean that there can be no assurance of an active and liquid market for our securities developing in the foreseeable future. Even if a market develops, we cannot assure that a market will continue, or that shareholders will be able to resell their securities at any price.

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

Shareholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144 due to our former status as a “shell company.

Pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents or assets consisting of any amount of cash and cash equivalents and nominal other assets. We previously were a “shell company” pursuant to Rule 144, and, as such, sales of our securities pursuant to Rule 144 cannot be made unless, among other things, we continue to remain subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we file all of our required periodic reports with the Securities and Exchange Commission (the “SEC”) under the Exchange Act. Because our unregistered securities cannot be sold pursuant to Rule 144 unless we continue to meet such requirements, any unregistered securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose, will have no liquidity unless we continue to comply with such requirements. As a result, it may be more difficult for us to obtain financing to fund our operations and pay our consultants and employees with our securities instead of cash.

In the event that a significant amount of our outstanding debt is converted into equity, the percentage ownership of existing stockholders will be substantially diluted.

As of March 28, 2013, we had outstanding indebtedness in the amount of $4,970,285. We intend to seek to have the debtholders convert all or a significant amount of such debt into equity. In the event of any such conversion, the percentage ownership of existing stockholders will be substantially diluted.

Our Board of Directors has the authority to effect a reverse split of our common stock. In the event that our Board implements such reverse split, it could have a material adverse effect upon the price of our shares. In addition, a reduction in our outstanding shares may not be accompanied by a proportionate decrease in our authorized common stock. In such event, there could be a greater likelihood of dilution of stockholder interests.

In February 2012, our stockholders approved a proposal to grant to our Board the authority to effect, during the following one year period, a reverse split of our common stock at a ratio of not less than 1-for-10 and not more than 1-for-150, with our Board having the discretion as to whether or not the reverse split is to be effected, and with the exact ratio of any reverse split to be set at a whole number within the above range as determined by our Board in its discretion. In December 2012, our stockholders approved a one year extension of such Board authority to February 2014. If the reverse stock split is implemented, the principal effect will be to proportionately decrease the number of outstanding shares of our common stock based on the reverse stock split ratio selected by our Board. Proportionate voting rights and other rights and preferences of the holders of our common stock will not be affected by the proposed reverse stock split. In such event, the reduction in the number of outstanding shares should be accompanied by a proportional increase in the price of our common stock; however, no assurance can be given that such price increase will occur or that any such price increase will be maintained.

In addition, in connection with any reverse split that may be effected, our Board is authorized to reduce the number of shares of common stock that we are authorized to issue by up to a proportionate amount. Therefore, if a 1-for-10 reverse split is effected, our Board may reduce the number of our authorized shares of common stock by up to ten times. We are currently authorized to issue up to 1,500,000,000 shares of common stock. If a 1-for-10 reverse split were effected, a proportionate reduction in authorized shares would reduce such number to 150,000,000. However, our Board is authorized to approve a reduction in authorized shares that is not as great as the reverse split ratio. If, for example, a 1-for-10 reverse split were effected but our authorized shares were reduced by only five times (to 300,000,000 shares), the number of authorized but unissued shares that our Board would have authority to issue would, in effect, be increased (since the number of outstanding shares would have been decreased to a greater extent on a proportionate basis than the number of authorized shares). Any issuances of common stock pursuant to such effective increase in authorized shares could lead to substantial dilution of the percentage ownership of existing stockholders.

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

In February 2011, we engaged Marcum LLP as our independent registered public accounting firm; prior to that date, we did not have independent auditors.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles.

In connection with the preparation of this Annual Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive and Financial Officer, and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and the disposition of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

 Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

No Attestation Report of Registered Public Accounting Firm

This Annual Report does not contain an attestation report of our independent registered public accounting firm regarding internal control over financial reporting since the rules for smaller reporting companies provide for this exemption.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Information regarding our directors and executive officers is set forth below. Each of our officers devotes his or her full business time in providing services on our behalf.

Name	Age	Positions Held
Mark Weinreb	60	Chief Executive Officer, President and Chairman of the Board
Francisco Silva	38	Vice President of Research and Development
Mandy D. Clyde	31	Vice President of Operations and Secretary
A. Jeffrey Radov	61	Director
Joel San Antonio	60	Director

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

Francisco Silva

Francisco Silva served as our Vice President of Research and Development from April 2011 until March 2012 and has served in such position since March 2013. He served as our Research Scientist from March 2012 to June 2012 and as our Chief Scientist from June 2012 to March 2013. From 2007 to 2011, Mr. Silva served as Chief Executive Officer of DV Biologics LLC, and as President of DaVinci Biosciences, LLC, companies engaged in the commercialization of human based biologics for both research and therapeutic applications. From 2003 to 2007, Mr. Silva served as Vice President of Research and Development for PrimeGen Biotech LLC, a company engaged in the development of cell based platforms. From 2002 to 2003, he was a Research Scientist with PrimeGen Biotech and was responsible for the development of experimental designs that focused on germ line reprogramming stem cell platforms. Mr. Silva has taught courses in biology, anatomy and advanced tissue culture at California State Polytechnic University. He has obtained a number of patents relating to stem cells and has had numerous articles published with regard to stem cell research. Mr. Silva graduated from California State Polytechnic University with a degree in Biology. He also obtained a Graduate Presidential Fellowship and MBRS Fellowship from California State Polytechnic University. See Item 7 (“Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Factors That May Affect Future Results and Financial Condition – We depend on our executive officers and on our ability to attract and retain additional qualified personnel. A pending action against our Vice President of Research and Development may limit our ability to utilize fully his capabilities. We do not currently have a Chief Financial Officer”) for a discussion of a pending action by Mr. Silva’s former employer, DaVinci Biosciences, LLC, against him. Pursuant to such action, DaVinci has obtained a preliminary injunction as to the use or dissemination by Mr. Silva of information he obtained from DaVinci. In addition, pursuant to such action, DaVinci is seeking to enforce a noncompetition agreement between DaVinci and Mr. Silva.

Mandy D. Clyde

Mandy D. Clyde has been our Vice President of Operations since August 2009.  She has served as our Secretary since December 2010 and served on our Board from September 2010 to April 2011. From 2006 to 2009, Ms. Clyde served as Educational Envoy and then CME/CE Coordinator for Professional Resources in Management Education, an accredited provider of continuing medical education.  She conducted needs assessments nationally to determine in which areas clinicians most needed current education.  She also oversaw onsite educational meetings and analyzed data for outcomes reporting.  From 2005 to 2006, Ms. Clyde served as surgical coordinator for Eye Surgery Associates and the Rand Eye Institute, two prominent physician practices in Florida.  Ms. Clyde has experience in medical editing for educational programs and is a published author of advanced scientific and clinical content on topics including Alzheimer’s disease, breast cancer, sleep apnea and adult learning.  She received a degree in Biology from Mercyhurst College.

A. Jeffrey Radov

A. Jeffrey Radov became a member of our Board and Chair of our Audit Committee in April 2011. Mr. Radov is an entrepreneur and businessman with 35 years of experience in media, communications and financial endeavors. Since 2002, he has served as the Managing Partner of Walworth Group, which provides consulting and advisory services to a variety of businesses, including hedge funds, media, entertainment and Internet companies, financial services firms and early stage ventures. Mr. Radov is also an advisor to GeekVentures, LLC, an incubator for technology startups in Israel. From 2008 to 2010, Mr. Radov was a Principal and Chief Operating Officer at Aldebaran Investments, LLC, a registered investment advisor. From 2005 to 2008, Mr. Radov was Chief Operating Officer at EagleRock Capital Management, a group of hedge funds. Prior to joining EagleRock, Mr. Radov was a founding investor in and Board member of Edusoft, Inc., an educational software company. From 2001 to 2002, Mr. Radov was a Founder-in-Residence at SAS Investors, an early-stage venture fund. From 1999 to 2001, Mr. Radov was CEO and Co-Founder of VocaLoca, Inc., an innovator in consumer-generated audio content on the Internet. Mr. Radov was a founding executive of About.Com, Inc., an online information source, and was its EVP of Business Development and Chief Financial Officer from its inception. In 1996, prior to founding About.Com, Mr. Radov was a Director at Prodigy Systems Company, a joint venture of IBM and Sears. Mr. Radov was also a principal in the management of a series of public limited partnerships that invested in the production and distribution of more than 130 major motion pictures. From 1982 to 1984, Mr. Radov was the Director of Finance at Rainbow Programming Enterprises, a joint venture among Cablevision Systems Corporation, Cox Broadcasting and Daniels & Associates. From 1977 to 1981, Mr. Radov was Director of Marketing at Winklevoss & Associates. Mr. Radov earned a Masters of Business Administration from The Wharton School of the University of Pennsylvania and holds a Bachelor of Arts degree from Cornell University. We believe that Mr. Radov’s executive-level management experience and his extensive experience in the finance industry give him the qualifications and skills to serve as one of our directors.

Joel San Antonio

Joel San Antonio became a member of our Board and Chair of our Compensation and Nominating Committees in April 2011. Mr. San Antonio is the Chief Executive Officer of Lochem Capital, a nationwide factoring and purchase order broker. From August 2010 through March 2012, Mr. San Antonio served as Chairman of Warrantech/AMT Warranty, an operating subsidiary of Amtrust Financial Services Inc. From February 1988 through August 2010, he was Chairman and Chief Executive Officer of Warrantech Corporation, a leading provider of third party administration for insurance products. Warrantech was acquired by Amtrust Financial Services in 2010. Prior to founding Warrantech, Mr. San Antonio founded Little Lorraine Ltd., a company engaged in the manufacture of various brands of women’s apparel. Mr. San Antonio has served as Chairman of the Board of American Doctors Network, a technology company engaged in the development of electronic medical records. He is a former board member of SearchHelp Inc., a company committed to online child protection and family safety, MedStrong International Corporation, a company engaged in the storage of emergency medical information, and Marc Pharmaceuticals, Inc., a company that, in conjunction with the Weill Medical Center at Cornell University, was engaged in the development and commercialization of cancer treatment products. Mr. San Antonio is engaged in a variety of philanthropic and charitable activities. Mr. San Antonio graduated from Ithaca College with a Bachelor of Science degree in Business Administration. We believe that Mr. San Antonio’s executive-level management experience gives him the qualifications and skills to serve as one of our directors.

Scientific Advisory Board

The following persons are the members of our Scientific Advisory Board:

Name	Principal Positions

Wayne Marasco, M.D., Ph.D. Chairman	Professor, Department of Cancer Immunology & AIDS, Dana-Farber Cancer Institute; Professor of Medicine, Harvard Medical School; Principal Faculty Member, Harvard Stem Cell Institute

Amit Patel, M.D.	Associate Professor, Division of Cardiothoracic Surgery, University of Utah School of Medicine; Director of Clinical Regenerative Medicine and Tissue Engineering, University of Utah

Naiyer Imam, M.D.	Chairman and Chief Executive Officer, Advanced Medical Imaging and Teleradiology, LLC

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

Audit Committee

The Audit Committee of the Board of Directors is responsible for overseeing our accounting and financial reporting processes and the audits of our financial statements. The members of the Audit Committee are Messrs. Radov (Chair) and San Antonio.

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Radov is an “audit committee financial expert,” as that is defined in Item 407(d)(5) of Regulation S-K Mr. Radov is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common stock and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2012. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission and written representations that no other reports were required, during the fiscal year ended December 31, 2012, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

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

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2012 and 2011 by our (i) principal executive officer, and (ii) all other executive officers, other than our principal executive officer, whose total compensation for the 2012 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”):

Name and Principal Position	Year	Salary	Bonus		Stock Awards		Option Awards		Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Mark Weinreb,	2012	$509,000	$324,500	(3)	-		$696,000	(4)	-	-	$231,592	$1,761,092	(1)
Chief Executive Officer	2011	$390,000	$195,000	(3)	$123,900	(4)(5)	-		-	-	$87,975	$796,875	(2)
Francisco Silva,	2012	$179,167	-		-		$115,250	(4)(7)	-	-	-	$294,417
Vice President of Research and Development(6)	2011	$110,795	$30,000		-		$41,600	(4)	-	-	-	$182,395
Mandy Clyde, Vice President of Operations	2012	$100,000	-		-		$49,950	(4)	-	-	-	$149,950

(1)	Of the aggregate $1,761,092 earned during 2012, $696,000 represents the grant date value of non-cash stock-based compensation awards, irrespective of the vesting period of those awards. Of the earned remainder, $444,992 and $44,600 were paid in cash during 2012 and 2013 (prior to this annual report being filed), respectively, while $575,500 remains unpaid. In addition to his contractual bonus, as discussed in footnote (3) below, a special bonus of $70,000 was awarded and paid to Mr. Weinreb in connection with our entering into the license agreement with Regenerative Sciences, LLC described in Item 1 (“Business-Disc/Spine Program”). All Other Compensation includes $197,192 paid to reimburse Mr. Weinreb for tax payments due on his non-cash stock-based compensation, plus automobile and vacation allowances, of which $196,000 remains unpaid.

(2)	Of the aggregate $796,875 earned during 2011, $123,900 represents the grant date value of non-cash stock-based compensation awards, irrespective of the vesting period of those awards. Of the earned remainder, $511,175, $61,800 and $20,000 were paid in cash during 2011, 2012 and 2013 (prior to this annual report being filed), respectively, while $80,000 remains unpaid. All Other Compensation includes $53,575 paid to reimburse Mr. Weinreb for tax payments due on his non-cash stock-based compensation, plus automobile and vacation allowances, of which $20,000 remains unpaid.

(3)	Pursuant to Mr. Weinreb’s employment agreement with us, he earns a bonus equal to 50% of his annual salary. See “Employment Agreement” below. Of the 2012 and 2011 earned amounts, $254,500 (the entire earned amount) and $60,000 remains unpaid, respectively.

(4)	The amounts reported in these columns represent the grant date fair value of the option and stock awards granted during the years ended December 31, 2012 and 2011, calculated in accordance with FASB ASC Topic 718. For a detailed discussion of the assumptions used in estimating fair values, see Note 10 – Stockholders’ Deficiency in the notes that accompany our consolidated financial statements.

(5)	Mr. Weinreb’s 2010 compensation included $404,751 related to a purported grant to Mr. Weinreb of an option for the purchase of 50,000,000 shares of common stock. Such grant was determined to be null and void. As discussed under “Employment Agreement” below, in May 2011, we granted to Mr. Weinreb 35,000,000 shares of common stock. No additional compensation is reflected in 2011 in connection with the 35,000,000 share grant since the grant date fair value of the 50,000,000 share option grant (which was subsequently determined to be null and void) was fully reflected for 2010 and the fair value of the 35,000,000 share grant is less than the amount so reflected for the option grant.

(6)	Mr. Silva, our Vice President of Research and Development, served in such capacity from April 2011 to March 2012. In March 2012, he transitioned from such position to Research Scientist. In June 2012, Mr. Silva became our Chief Scientist. In March 2013, he reassumed the position of Vice President of Research and Development.

(7)	Does not include awards deemed not probable to vest as of the date of grant. If all performance conditions are achieved, the aggregate grant date fair value is $193,050.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2012 to the Named Executive Officers:

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Mark Weinreb	4,000,000	-		-		$0.01	12/14/20	-	-	-	-

Mark Weinreb	16,666,667	33,333,333	(1)	-		$0.021	02/09/22	-	-	-	-

Mark Weinreb	10,000,000	10,000,000	(2)	-		$0.03	12/07/22	-	-	-	-

Francisco Silva	4,000,000	-		-		$0.01	04/04/21	-	-	-	-

Francisco Silva	150,000	-		-		$0.025	06/23/21	-	-	-	-

FranciscoSilva	1,000,000	-		-		$0.02	11/15/21	-	-	-	-

FranciscoSilva	1,000,000	1,000,000	(3)	-		$0.021	02/09/22	-	-	-	-

FranciscoSilva	1,000,000	1,500,000	(4)	5,000,000	(9)	$0.028	05/02/22	-	-	-	-

FranciscoSilva	2,000,000	2,000,000	(5)	-		$0.03	12/07/22	-	-	-	-

Mandy Clyde	4,000,000	-		-		$0.01	12/14/20	-	-	-	-

Mandy Clyde	200,000	100,000	(6)	-		$0.02	04/20/21	-	-	-	-

Mandy Clyde	750,000	750,000	(7)	-		$0.021	02/09/22	-	-	-	-

Mandy Clyde	1,250,000	1,250,000	(8)	-		$0.03	12/07/22	-	-	-	-

(1)	Option is exercisable to the extent of 16,666,667 shares and 16,666,666 shares effective as of February 10, 2013 and February 10, 2014, respectively.

(2)	Option is exercisable effective as of December 7, 2013.

(3)	Option is exercisable effective as of February 10, 2013.

(4)	Option is exercisable to the extent of 500,000 shares effective as of each May 3, 2013, May 3, 2014 and May 3, 2015.

(5)	Option is exercisable effective as of December 7, 2013.

(6)	Option is exercisable effective as of April 21, 2013.

(7)	Option is exercisable effective as of February 10, 2013.

(8)	Option is exercisable effective as of December 7, 2013.

(9)	Options for the purchase of 2,000,000 shares of common stock are exercisable commencing on the date, if any, on which we, as a direct result of Mr. Silva’s efforts, receive a bona fide research grant of at least $250,000. Options for the purchase of 3,000,000 shares of common stock are exercisable commencing on the date (provided that such date is during Mr. Silva’s employment with us), if any, on which either (i) the United States Food and Drug Administration (the “FDA”) approves our Biologics License Application with respect to any biologic product or (ii) a 510(k) Premarket Notification submission is made by us to the FDA with respect to a certain device.

Employment Agreements

Effective October 4, 2010, we entered into a three-year employment agreement with Mark Weinreb, our Chief Executive Officer. In February 2012, we and Mr. Weinreb agreed to extend the expiration date of the employment agreement to October 4, 2015. Pursuant to the employment agreement, Mr. Weinreb is entitled to receive a salary of $360,000 per annum during the initial year, $480,000 per annum during the second year and $600,000 per annum during each of the final three years of the term and an annual bonus equal to 50% of his annual salary. In addition, pursuant to the employment agreement, in the event that Mr. Weinreb’s employment is terminated by us without cause, or Mr. Weinreb terminates his employment for “good reason” or following a change in control, Mr. Weinreb would be entitled to receive a lump sum payment equal to the greater of (a) his base annual salary and bonus for the remainder of the term or (b) two times his then annual base salary and bonus. Further, pursuant to the employment agreement, as amended, in January 2011 and May 2011, we granted to Mr. Weinreb 15,000,000 and 35,000,000 shares of common stock, respectively. In connection with the stock grants, we agreed to pay all taxes payable by Mr. Weinreb as a result of the grants as well as all taxes incurred as a result of the tax payments made on his behalf. We and Mr. Weinreb initially agreed that the 35,000,000 share grant would not vest until we received equity and/or debt financing in an aggregate amount equal to three times the tax payable in connection with the grant. On November 4, 2011, we and Mr. Weinreb agreed that the 35,000,000 share grant will not vest until we receive equity and/or debt financing after such date of at least $2,000,000. In April 2012, the vesting requirement was satisfied.

Effective April 5, 2011, we entered into an at will employment agreement with Francsico Silva, our Vice President of Research and Development. Pursuant to the employment agreement, as amended, Mr. Silva is currently entitled to receive a salary of $230,000 per annum. Concurrently with the execution of the employment agreement, he was granted an option for the purchase of 4,000,000 shares of common stock. In addition, pursuant to the employment agreement, Mr. Silva is entitled to receive, under certain circumstances, an aggregate cash bonus of $55,000 (of which $30,000 has been paid) and the right to receive options for the purchase of an aggregate of 3,150,000 shares of common stock (of which options for the purchase of 1,150,000 shares of common stock have been granted). Further, pursuant to the employment agreement, in the event that Mr. Silva’s employment with us is terminated without cause, Mr. Silva would be entitled to receive a cash severance amount of $75,000.

Effective December 1, 2010, we entered into an at will employment agreement with Mandy Clyde, our Vice President of Operations. Pursuant to the employment agreement, as amended, Ms. Clyde is currently entitled to receive a salary of $118,000 per annum. Concurrently with the execution of the employment agreement, she was granted an option for the purchase of 4,000,000 shares of common stock. Further, pursuant to the employment agreement, in the event that Ms. Clyde’s employment with us is terminated without cause, Ms. Clyde would be entitled to receive a cash severance amount of $50,000.

Director Compensation

The following table sets forth certain information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2012:

Director Compensation
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
A. Jeffrey Radov	$20,000	-	$310,500	(2)	-	-	-	$330,500
Joel San Antonio	$20,000	-	$310,500	(2)	-	-	-	$330,500

(1)         The amounts reported in this column represent the grant date fair value of the option awards granted during the year ended December 31, 2012, calculated in accordance with FASB ASC Topic 718. For a detailed discussion of the assumptions used in estimating fair values, see Note 10 – Stockholders’ Deficiency in the notes that accompany our consolidated financial statements.

(2)         As of December 31, 2012, each of Messrs. Radov and San Antonio held options for the purchase of 35,000,000 shares of common stock.

Effective January 1, 2013, each of Messrs. Radov and San Antonio, our non-employee directors, is entitled to receive, as compensation for his services as a director, $30,000 per annum plus $10,000 per annum for all committee service, in each case payable quarterly (subject to our cash needs).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of March 27, 2013, known by us, through transfer agent records, to be held by: (i) each person who beneficially owns 5% or more of the shares of common stock then outstanding; (ii) each of our directors; (iii) each of our Named Executive Officers (as defined above); and (iv) all of our directors and executive officers as a group.

The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act.  To our knowledge, and unless otherwise indicated, each shareholder has sole voting power and investment power over the shares listed as beneficially owned by such shareholder, subject to community property laws where applicable.  Percentage ownership is based on 820,641,011 shares of common stock outstanding as of March 27, 2013.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Approximate Percent of Class

Mark Weinreb 555 Heritage Drive Jupiter, Florida	208,976,325	(1)	24.1%

Westbury (Bermuda) Ltd. Westbury Trust Victoria Hall 11 Victoria Street Hamilton, HMEX Bermuda	105,750,000	(2)	12.3%

Robert W. Meyer, Jr. 300 Haynes Street Cadillac, Michigan	54,750,000	(3)	6.5%

Gloria McConnell 1260 NW 16th Street Boca Raton, Florida	46,120,382	(4)	5.6%

A. Jeffrey Radov 8 Walworth Avenue Scarsdale, New York	45,000,000	(5)	5.3%

Joel San Antonio 2200 Highway 121 Bedford, Texas	45,000,000	(5)	5.3%

Francisco Silva 555 Heritage Drive Jupiter, Florida	10,650,000	(6)	1.3%

Mandy Clyde 555 Heritage Drive Jupiter, Florida	7,050,000	(7)	*

All directors and executive officers as a group (5 persons)	316,676,325	(1)(8)	33.3%

*          Less than 1%.

(1)	Includes (a) 47,333,334 shares of common stock issuable upon the exercise of currently exercisable options, (b) 41,034,483 shares of common stock held of record by Gloria McConnell over which Mr. Weinreb has voting power pursuant to a Shareholder Agreement and Irrevocable Proxy, dated January 20, 2011 (the “McConnell Shareholder Agreement”), as described in footnote (2) below, (c) 5,085,899 shares of common stock held of record by Stem Cell Research Company, LLC (“Stem Cell Research”) over which Mr. Weinreb has voting power pursuant to a Shareholder Agreement and Irrevocable Proxy, dated January 21, 2011 (the “Research Shareholder Agreement”), as described in footnote (2) below, (d) 21,522,609 shares of common stock held of record by Richard Proodian over which Mr. Weinreb has voting power pursuant to a Shareholder Agreement and Irrevocable Proxy, dated June 15, 2011, and (e) 9,000,000 shares of common stock held of record by John Krowiak over which Mr. Weinreb has voting power pursuant to two Shareholder Agreement and Irrevocable Proxy documents, dated June 6, 2011 and June 13, 2011.

(2)	Based upon Schedule 13G filed with the Securities and Exchange Commission and other information known to us. Includes 40,000,000 shares of common stock issuable upon the exercise of a currently exercisable warrant.

(3)	Includes 17,000,000 shares of common stock issuable upon the exercise of a currently exercisable warrant.

(4)	Includes 5,085,899 shares of common stock held of record by Stem Cell Research of which, we have been advised, Ms. McConnell is the President and sole member. Pursuant to the McConnell Shareholder Agreement, for a period of three years ending January 20, 2014, Ms. McConnell has agreed to vote her shares of common stock as directed by Mr. Weinreb and has granted to Mr. Weinreb an irrevocable proxy in connection therewith. Pursuant to the Research Shareholder Agreement, for a period of three years ending January 21, 2014, Stem Cell Research has agreed to vote its shares as directed by Mr. Weinreb and has granted to Mr. Weinreb an irrevocable proxy in connection therewith.

(5)	Includes 32,500,000 shares of common stock issuable upon the exercise of currently exercisable options.

(6)	Represents shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days.

(7)	Represents shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days.

(8)	Includes 130,033,334 shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2012 with respect to compensation plans (including individual compensation arrangements) under which our common stock are authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and
•	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options	outstanding options	(excluding securities
	(a)	(b)	reflected in column (a))

Equity compensation plans approved by security holders	200,900,000	$0.022	54,100,000

Total	200,900,000	$0.022	54,100,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

On April 2, 2012, Stem Cell Cayman, Ltd. (“Cayman”), one of our wholly-owned subsidiaries, borrowed $1,500,000 from Westbury (Bermuda) Ltd. (“Westbury”), one of our principal shareholders. The promissory note evidencing the loan provides for interest at the rate of 15% per annum, payable monthly, and the payment of the principal amount one year from the date of issuance (subject to acceleration under certain circumstances). In consideration of the loan, we issued to Westbury a five year warrant for the purchase of 20,000,000 shares of our common stock at an exercise price of $0.03 per share.

On March 26, 2013, Cayman borrowed an additional $450,000 from Westbury, which was combined with the already outstanding $3,550,000 of previous borrowings from Westbury into a new $4,000,000 zero coupon note which matures on July 31, 2014. In consideration of the additional $450,000 loan, the settlement of accrued and unpaid interest of $213,000, and for extending the maturity date of the loan, we issued to Westbury 30,000,000 shares of common stock and a five year warrant to purchase 20,000,000 shares of common stock at an exercise price of $0.05 per share.

Director Independence

Board of Directors

Our Board of Directors is currently comprised of Mark Weinreb (Chair), A. Jeffrey Radov and Joel San Antonio. Each of Messrs. Radov and San Antonio is currently an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of the listing standards at The Nasdaq Stock Market.

Audit Committee

The members of our Board’s Audit Committee currently are Messrs. Radov (Chair) and San Antonio, each of whom is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of the listing standards of The Nasdaq Stock Market and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934.

Nominating Committee

The members of our Board’s Nominating Committee currently are Messrs. San Antonio (Chair) and Radov, each of whom is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of the listing standards of The Nasdaq Stock Market.

Compensation Committee

The members of our Board’s Compensation Committee currently are Messrs. San Antonio (Chair) and Radov, each of whom is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of the listing standards of The Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Marcum LLP has served as our independent registered public accountants for the years ended December 31, 2012 and 2011.

The following is a summary of the fees billed or expected to be billed to us by Marcum LLP, our independent registered public accountants, for professional services rendered with respect to the fiscal years ended December 31, 2012 and 2011:

Fee Category	Fiscal 2012 Fees	Fiscal 2011 Fees
Audit Fees(1)	$93,470	$90,000
Audit-Related Fees(2)	3,638	-
Tax Fees(3)	23,125	8,500
All Other Fees(4)	-	-
	$120,233	$98,500

(1)	Audit Fees consist of fees billed for services rendered for the audit of our consolidated financial statements for the fiscal years ended December 31, 2012 and 2011.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed for professional services related to preparation of our U.S. federal and state income tax returns and tax advice.

(4)	All Other Fees consist of fees billed for products and services provided by our independent registered public accountants, other than those disclosed above.

The Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent registered public accountants, and approves in advance any services to be performed by the independent registered public accountants, whether audit-related or not. The Audit Committee reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent registered public accountants. The fees shown above were pre-approved either by our Board or our Audit Committee (which was established in April 2011).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

2.1	Acquisition and Reorganization Agreement, dated as of April 17, 2009, by and between Traxxec Inc. and Stem Cell Assurance LLC[1]
3.1	Certificate of Amendment to Articles of Incorporation filed on February 13, 2012[2]
3.2	Articles of Incorporation, as amended[2]
3.3	Articles of Merger with respect to merger of Stem Cell Assurance, Inc. and BioRestorative Therapies, Inc.[3]
3.4	Amended and Restated Corporate By-Laws, effective as of August 15, 2011[3]
10.1	2010 Equity Participation Plan, as amended [1]
10.2	Employment Agreement, dated October 4, 2010, between Stem Cell Assurance, Inc. and Mark Weinreb (“Weinreb Employment Agreement”) [1]
10.3	Amendment to Weinreb Employment Agreement, dated May 31, 2011[1]
10.4	Amendment to Weinreb Employment Agreement, dated February 10, 2012[2]
10.5	Shareholder Agreement and Irrevocable Proxy, dated as of January 20, 2011, between Gloria McConnell and Mark Weinreb[1]
10.6	Shareholder Agreement and Irrevocable Proxy, dated as of January 21, 2011, between Stem Cell Research Company, LLC and Mark Weinreb[1]
10.7	Lease Agreement, effective as of February 1, 2011, between Orange Coast, LLC and Stem Cell Assurance, Inc.[1]
10.8	First Amendment to Lease, dated March 11, 2011, between Orange Coast, LLC and Stem Cell Assurance, Inc.[1]
10.9	Consulting Agreement, dated as of February 17, 2011, between Stem Cell Assurance, Inc. and TDA Consulting Services, Inc. [1]
10.10	Letter agreement, dated April 18, 2012, between the Company and TDA Consulting Services, Inc.
10.11	Letter agreement, dated December 7, 2012 between the Company and TDA Consulting Services, Inc.
10.12	Consulting Agreement, dated as of February 17, 2011, between the Company and Vintage Holidays L.L.C. [1]
10.13	Letter agreement, dated January 1, 2012, between the Company and Vintage Holidays, L.L.C. [2]
10.14	Letter agreement, dated April 18, 2012, between the Company and Vintage Holidays, L.L.C.
10.15	Letter agreement, dated December 7, 2012 between the Company and Vintage Holidays, L.L.C.
10.16	Employment Agreement, dated as of December 1, 2010, between Stem Cell Assurance, Inc. and Mandy Clark (now known as Mandy Clyde) (“Clyde Employment Agreement”)[1]
10.17	Amendment to Clyde Employment Agreement, dated February 10, 2012[2]
10.18	Amendment to Clyde Employment Agreement, dated December 7, 2012
10.19	Form of Promissory Note issued by Stem Cell Assurance, Inc./BioRestorative Therapies, Inc. between November 2010 and December 2011[1]
10.20	Promissory Note, dated February 1, 2011, issued by Stem Cell Assurance, Inc. in the principal amount of $266,055.31[1]
10.21	Promissory Note, dated February 9, 2011, issued by Stem Cell Cayman Ltd. in the principal amount of $1,050,000[1]

10.22	Form of Stock Option Agreement, dated December 15, 2010, between Stem Cell Assurance, Inc. and each of Mark Weinreb and Mandy Clyde[1]
10.23	Form of Stock Option Agreement, dated December 15, 2010, between Stem Cell Assurance, Inc. and each of Kurt Wagner, M.D. and Joseph Ross, M.D. [1]
10.24	Consulting Agreement, dated as of April 7, 2011, between Stem Cell Assurance, Inc. and Joseph Ross, M.D. [1]
10.25	Letter agreement, dated April 2, 2011, between Stem Cell Assurance, Inc. and Kurt Wagner, M.D. [1]
10.26	Letter agreement, dated April 7, 2011, between Stem Cell Assurance, Inc. and Joseph Ross, M.D. [1]
10.27	Amended and Restated Executive Employment Agreement, dated May 10, 2011, between Stem Cell Assurance, Inc. and Francisco Silva (“Silva Employment Agreement”)[1]
10.28	Amendment to Silva Employment Agreement, dated November 4, 2011[2]
10.29	Amendment to Silva Employment Agreement, dated May 3, 2012
10.30	Amendment to Silva Employment Agreement, dated December 7, 2012
10.31	Stock Option Agreement, dated April 5, 2011, between Stem Cell Assurance, Inc. and Francisco Silva[1]
10.32	Stock Option Agreement, dated April 21, 2011, between Stem Cell Assurance, Inc. and Mandy Clyde[1]
10.33	Stock Grant Agreement, dated April 21, 2011, between Stem Cell Assurance, Inc. and Joel San Antonio[1]
10.34	Stock Grant Agreement, dated April 21, 2011, between Stem Cell Assurance, Inc. and A. Jeffrey Radov[1]
10.35	Stock Grant Agreement, dated May 31, 2011, between Stem Cell Assurance, Inc. and Mark Weinreb[1]
10.36	Letter agreement, dated as of November 4, 2011, between BioRestorative Therapies, Inc. and Mark Weinreb[1]
10.37	Scientific Advisory Board Agreement, dated as of June 10, 2011, between Stem Cell Assurance, Inc. and Naiyer Imam, M. D. [1]
10.38	Termination Agreement, dated as of June 15, 2011, between Stem Cell Assurance, Inc. and Richard Proodian[1]
10.39	Shareholder Agreement and Irrevocable Proxy, dated June 15, 2011, between Richard Proodian and Mark Weinreb[1]
10.40	Scientific Advisory Board Agreement, dated as of June 24, 2011, between Stem Cell Assurance, Inc. and Amit Patel, M. D. [1]
10.41	Tangible Property License Agreement, entered into as of August 22, 2011, by and between the University of Utah Research Foundation, the University of Utah and Stem Cell Assurance, Inc.[4]
10.42	Promissory Note, dated November 4, 2011, issued by Stem Cell Cayman Ltd. in the principal amount of $1,000,000[1]
10.43	Settlement Agreement, dated as of November 8, 2011, between BioRestorative Therapies, Inc. and Gloria McConnell[1]
10.44	Settlement Agreement, dated as of November 8, 2011, among BioRestorative Therapies, Inc., Stem Cell Research Company, LLC and Tommy Berger[1]
10.45	License Agreement, dated as of January 27, 2012, between Regenerative Sciences, LLC and BioRestorative Therapies, Inc. (“License Agreement”) [2]

10.46	Amendment to License Agreement, dated March 21, 2012[2]
10.47	Stock Option Agreement, dated as of February 10, 2012, between BioRestorative Therapies, Inc. and Mark Weinreb[2]
10.48	Stock Option Agreement, dated as of February 10, 2012, between BioRestorative Therapies, Inc. and A. Jeffrey Radov[2]
10.49	Stock Option Agreement, dated as of February 10, 2012, between BioRestorative Therapies, Inc. and Joel San Antonio[2]
10.50	Stock Option Agreement, dated as of February 10, 2012, between BioRestorative Therapies, Inc. and Francisco Silva[2]
10.51	Stock Option Agreement, dated as of February 10, 2012, between BioRestorative Therapies, Inc. and Mandy Clyde[2]
10.52	Promissory Note, dated March 30, 2012, issued by Stem Cell Cayman Ltd. in the principal amount of $1,500,000[2]
10.53	Form of Exchange Agreement between BioRestorative Therapies, Inc. and debtholders[2]
10.54	Assignment Agreement, dated as of June 15, 2012, between the University of Utah Research Foundation and BioRestorative Therapies, Inc.[5]
10.55	Research Agreement, dated as of June 15, 2012, between BioRestorative Therapies, Inc. and the University of Utah[5]
10.56	Consulting Agreement, dated as of August 16, 2012, between Wayne A. Marasco and BioRestorative Therapies, Inc., including exhibits thereto
10.57	Letter agreement, dated December 5, 2012, between Stem Cell Cayman Ltd. and Westbury (Bermuda) Ltd.
10.58	Stock Option Agreement, dated as of December 7, 2012, between BioRestorative Therapies, Inc. and Mark Weinreb
10.59	Stock Option Agreement, dated as of December 7, 2012, between BioRestorative Therapies, Inc. and A. Jeffrey Radov
10.60	Stock Option Agreement, dated as of December 7, 2012, between BioRestorative Therapies, Inc. and Joel San Antonio
10.61	Stock Option Agreement, dated as of December 7, 2012, between BioRestorative Therapies, Inc. and Francisco Silva
10.62	Stock Option Agreement, dated as of December 7, 2012, between BioRestorative Therapies, Inc. and Mandy Clyde
10.63	Promissory Note, dated March 26, 2013, issued by Stem Cell Cayman Ltd. in the principal amount of $450,000
10.64	Letter agreement, dated March 26, 2013, among Stem Cell Cayman Ltd., BioRestorative Therapies, Inc. and Westbury (Bermuda) Ltd.
14	Code of Ethics[2]
21	Subsidiaries[1]
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

1Incorporated by reference to the exhibits included with our Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission.

2 Incorporated by reference to the exhibits included with our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

3 Incorporated by reference to the exhibits included with our Current Report on Form 8-K for an event dated August 15, 2011 filed with the Securities and Exchange Commission.

4 Incorporated by reference to the exhibit included with our Current Report on Form 8-K for an event dated August 22, 2011 filed with the Securities and Exchange Commission.

5 Incorporated by reference to the exhibits included with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIORESTORATIVE THERAPIES, INC.

Dated: April 1, 2013	By	/s/ Mark Weinreb
Mark Weinreb
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

Chief Executive Officer, President,
Chairman of the Board and Director
(Principal Executive Officer, Principal
Financial Officer and Principal
/s/ Mark Weinreb	Accounting Officer)	April 1, 2013
Mark Weinreb

/s/ A. Jeffrey Radov	Director	April 1, 2013
A. Jeffrey Radov

/s/ Joel San Antonio	Director	April 1, 2013
Joel San Antonio

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors

and Stockholders of BioRestorative Therapies, Inc.

We have audited the accompanying consolidated balance sheets of BioRestorative Therapies, Inc. and Subsidiaries (a company in the development stage) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the years then ended, and for the period from December 30, 2008 (inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioRestorative Therapies, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended, and for the period from December 30, 2008 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2, the Company is in the development stage, has incurred net losses since inception and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY

April 1, 2013

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Consolidated Balance Sheets

	December 31,
	2012	2011

Assets

Current Assets:
Cash	$363	$71,508
Inventories	12,484	-
Prepaid expenses and other current assets	18,433	46,915

Total Current Assets	31,280	118,423

Property and equipment, net	59,407	94,827
Intangible assets, net	1,177,357	3,308
Security deposit	-	4,415

Total Assets	$1,268,044	$220,973

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$771,429	$426,184
Accrued expenses and other current liabilities	1,082,842	440,229
Current portion of notes payable, net of debt discount of $42,000 and $149,043 at December 31, 2012 and December 31, 2011, respectively	961,685	3,040,957

Total Current Liabilities	2,815,956	3,907,370
Notes payable, non-current portion, net of debt discount of $34,719 and $0 at December 31, 2012 and December 31, 2011, respectively	3,593,781	-

Total Liabilities	6,409,737	3,907,370

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock, $0.01 par value;
Authorized, 1,000,000 shares; none issued and outstanding at December 31, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value;
Authorized, 1,500,000,000 shares;
Issued 772,172,945 and 635,614,845 shares at December 31, 2012 and December 31, 2011, respectively;
Outstanding 744,241,911 and 607,683,811 shares at December 31, 2012 and December 31, 2011, respectively	772,173	635,615
Additional paid-in capital	8,179,354	3,234,486
Deficit accumulated during development stage	(14,061,220)	(7,524,498)
Treasury stock, at cost, 27,931,034 shares at December 31, 2012 and December 31, 2011	(32,000)	(32,000)

Total Stockholders' Deficiency	(5,141,693)	(3,686,397)

Total Liabilities and Stockholders' Deficiency	$1,268,044	$220,973

See Notes to these Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Consolidated Statements of Operations

			Period from
			December 30,
	For The Years Ended		2008 (Inception)
	December 31,		to December 31,
	2012	2011	2012

Revenues	$15,589	$-	$15,589

Cost of goods sold	1,307	-	1,307

Gross Profit	14,282	-	14,282

Operating Expenses
Marketing and promotion	131,980	103,696	439,798
Payroll and benefits	1,979,850	1,380,867	4,120,888
Consulting	1,834,003	682,171	4,054,611
General and administrative	1,224,721	1,373,271	3,316,810
Research and development	416,180	12,000	439,800

Total Operating Expenses	5,586,734	3,552,005	12,371,907

Loss From Operations	(5,572,452)	(3,552,005)	(12,357,625)

Other Income (Expense)
Other income	-	-	11,457
Interest expense	(591,813)	(260,011)	(880,311)
Amortization of debt discount	(329,796)	(345,369)	(885,892)
Loss on extinguishment of notes payable	(69,708)	-	(69,708)
Gain on settlement of note and payables, net	27,047	83,448	110,495

Total Other Expense	(964,270)	(521,932)	(1,713,959)

Net Loss	$(6,536,722)	$(4,073,937)	$(14,071,584)

Net Loss Per Share
- Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of
Common Shares Outstanding
- Basic and Diluted	679,622,450	561,287,751

See Notes to these Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Consolidated Statements of Changes in Stockholders' Deficiency

For the period December 30, 2008 (Inception) to December 31, 2012

						Deficit
						Accumulated
			Additional		Due	During
	Common Stock		Paid-In	Shares	From	Development	Treasury Stock
	Shares	Amount	Capital	Issuable	Lender	Stage	Shares	Amount	Total
Balance - December 30, 2008 (Inception)	301,999,999	$302,000	$(302,000)	-	$-	$-	-	$-	$-
Net loss for the period ended December 31, 2008	-	-	-	-	-	-	-	-	-
Balance - December 31, 2008	301,999,999	$302,000	$(302,000)	-	$-	$-	-	$-	$-

Recapitalization of accumulated deficit of Stem Cell Assurance, LLC at time of formation	-	-	(10,364)	-	-	10,364	-	-	-

Shares issued pursuant to reverse recapitalization (at $0.001)	100,403,621	100,404	(100,404)	-	-	-	-	-	-

Shares issued pursuant to reverse recapitalization and subsequently cancelled - (at $0.001)	(85,862,068)	(85,862)	85,862	-	-	-	-	-	-

Shares issued for cash - May 1, 2009 (at $0.035)	360,000	360	12,140	-	-	-	-	-	12,500

Shares issued for cash - May 26, 2009 (at $0.10)	10,000	10	990	-	-	-	-	-	1,000

Shares issued for cash - June 19, 2009 (at $0.033)	200,000	200	6,300	-	-	-	-	-	6,500

Shares issued for consulting services - (at $0.035)	4,108,000	4,108	140,083	-	-	-	-	-	144,191

Shares issued as debt discount in connection with notes payable - August 5, 2009 (at $0.007)	5,000,000	5,000	31,301	-		-	-	-	36,301

Shares issued for cash - September 10, 2009 (at $0.013)	375,000	375	4,625	-	-	-	-	-	5,000

Shares issued as debt discount in connection with notes payable - October 5, 2009 (at $0.004)	5,000,000	5,000	16,032						21,032

Shares issued as debt discount in connection with notes payable - November 5, 2009 (at $0.027)	5,000,000	5,000	-	-	-	-	-	-	5,000

Subtotal	336,594,552	$336,595	$(115,435)	-	$-	$10,364	-	$-	$231,524

See Notes to these Consolidated Financial Statements.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Consolidated Statements of Changes in Stockholders' Deficiency

For the period December 30, 2008 (Inception) to December 31, 2012

(continued)

						Deficit
						Accumulated
			Additional		Due	During
	Common Stock		Paid-In	Shares	From	Development	Treasury Stock
	Shares	Amount	Capital	Issuable	Lender	Stage	Shares	Amount	Total
Carried Forward	336,594,552	$336,595	$(115,435)	-	$-	$10,364	-	$-	$231,524

Shares issued as debt discount with connection with notes payable - (at $0.003)	15,500,000	15,500	36,851	-	-	-	-	-	52,351

Shares issued in connection with debt financings and credit facilitations - December 14, 2009 (at $0.003)	2,500,000	2,500	6,189	-	-	-	-	-	8,689

Shares issued as debt discount in connection with notes payable - December 15, 2009 (at $0.003)	8,000,000	8,000	59,949	-		-	-	-	67,949

Shares held as collateral in connection with note payable - December 15, 2009 (at $0.027)	20,000,000	20,000	510,000	-	(530,000)	-	-	-	-

Shares issued for consulting services - (at $0.027)	27,665,948	27,666	705,482	-	-	-	-	-	733,148

Warrants granted in connection with consulting services - August 6, 2009 (at $0.01)	-	-	52,379	-	-	-	-	-	52,379

Net loss	-	-	-	-	-	(1,197,126)	-	-	(1,197,126)

Balance as of December 31, 2009	410,260,500	$410,261	$1,255,414	-	$(530,000)	$(1,186,762)	-	$-	$(51,087)

Shares issued for cash - February 16, 2010 (at $0.004)	26,000,000	26,000	89,700	-	-	-	-	-	115,700

Shares issued for cash - February 16, 2010 (at $0.003)	12,000,000	12,000	23,600	-	-	-	-	-	35,600

Shares held as collateral returned - February 16, 2010 (at $0.027)	(20,000,000)	(20,000)	(510,000)	-	530,000	-	-	-	-

Subtotal	428,260,500	$428,261	$858,714	-	$-	$(1,186,762)	-	$-	$100,213

See Notes to these Consolidated Financial Statements.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

 Consolidated Statements of Changes in Stockholders' Deficiency

For the period December 30, 2008 (Inception) to December 31, 2012

(continued)

						Deficit
						Accumulated
			Additional		Due	During
	Common Stock		Paid-In	Shares	From	Development	Treasury Stock
	Shares	Amount	Capital	Issuable	Lender	Stage	Shares	Amount	Total
Carried Forward	428,260,500	$428,261	$858,714	-	$-	$(1,186,762)	-	$-	$100,213

Shares issued for cash -
June 1, 2010 (at $0.025)	500,000	500	12,000	-	-	-	-	-	12,500

Shares issued for cash -
(at $0.01)	37,750,000	37,750	339,750	-	-	-	-	-	377,500

Shares issued for consulting services -
(at $0.007)	42,937,500	42,938	261,156	-	-	-	-	-	304,094

Purchase of treasury shares -
August 25, 2010 (at $0.002)	-	-	-	-	-	-	(12,413,793)	(22,000)	(22,000)

Purchase of treasury shares -
October 11, 2010 (at $0.001)	-	-	-	-	-	-	(15,517,241)	(10,000)	(10,000)

Shares issued for cash -
October 12, 2010 (at $0.02)	6,250,000	6,250	118,750	-	-	-	-	-	125,000

Shares issued pursuant to reverse
recapitalization and retired -
October 13, 2010 (at $0.001)	(60,332,799)	(60,333)	60,333	-	-	-	-	-	-

Shares issued for consulting services -
November 3, 2010 (at $0.008)	958,333	958	6,871	-	-	-	-	-	7,829

Shares issued in connection with
the exercise of warrants -
December 3, 2010 (at $0.015)	125,000	125	1,750	-	-	-	-	-	1,875

Shares issued/issuable as debt discount
in connection with notes payable -
(at $0.007)	4,700,000	4,700	27,210	6,971	-	-	-	-	38,881

Subtotal	461,148,534	$461,149	$1,686,534	6,971	$-	$(1,186,762)	(27,931,034)	$(32,000)	$935,892

See Notes to these Consolidated Financial Statements.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Consolidated Statements of Changes in Stockholders' Deficiency

For the period December 30, 2008 (Inception) to December 31, 2012

(continued)

						Deficit
						Accumulated
			Additional		Due	During
	Common Stock		Paid-In	Shares	From	Development	Treasury Stock
	Shares	Amount	Capital	Issuable	Lender	Stage	Shares	Amount	Total
Carried Forward	461,148,534	$461,149	$1,686,534	6,971	$-	$(1,186,762)	(27,931,034)	$(32,000)	$935,892

Stock-based compensation expense	-	-	583,685	-	-	-	-	-	583,685

Net loss	-	-	-	-	-	(2,263,799)	-	-	(2,263,799)

Balance - December 31, 2010	461,148,534	$461,149	$2,270,219	6,971	$-	$(3,450,561)	(27,931,034)	$(32,000)	$(744,222)

Shares issued for consulting services - (at $0.008)	17,077,000	17,077	123,980	-	-	-	-	-	141,057

Shares issued to board of directors - April 21, 2011 (at $0.008)	10,000,000	10,000	62,275	-	-	-	-	-	72,275

Shares reissued to former President - January 12, 2011 (at par value)	12,576,811	12,577	(12,577)	-	-	-	-	-	-

Shares issued pursuant to settlement agreement - February 23, 2011 (at $0.008)	8,312,500	8,312	60,350	-	-	-	-	-	68,662

Shares issued as debt discount in connection with notes payable - (at $0.007)	68,500,000	68,500	413,407	(6,971)	-	-	-	-	474,936

Shares issued to CEO pursuant to employment agreement - (at $0.008)	50,000,000	50,000	73,900	-	-	-	-	-	123,900

Shares and warrants issued for cash - (at $0.025)	8,000,000	8,000	192,000	-	-	-	-	-	200,000

Stock-based compensation			50,932	-	-	-	-	-	50,932

Net loss	-	-	-	-	-	(4,073,937)	-	-	(4,073,937)

Balance - December 31, 2011	635,614,845	$635,615	$3,234,486	-	$-	$(7,524,498)	(27,931,034)	$(32,000)	$(3,686,397)

See Notes to these Consolidated Financial Statements.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

 Consolidated Statements of Changes in Stockholders' Deficiency

For the period December 30, 2008 (Inception) to December 31, 2012

(continued)

						Deficit
						Accumulated
			Additional		Due	During
	Common Stock		Paid-In	Shares	From	Development	Treasury Stock
	Shares	Amount	Capital	Issuable	Lender	Stage	Shares	Amount	Total
Balance - December 31, 2011	635,614,845	$635,615	$3,234,486	-	$-	$(7,524,498)	(27,931,034)	$(32,000)	$(3,686,397)

Shares issued for consulting services -
(at $0.008)	2,423,100	2,423	17,593	-	-	-	-	-	20,016

Shares issued as debt discount in
connection with notes payable -
(at $0.007)	2,010,000	2,010	12,239	-	-	-	-	-	14,249

Shares issued as debt discount in
connection with notes payable -
(at $0.008)	1,125,000	1,125	7,799	-	-	-	-	-	8,924

Warrants issued as debt discount in
connection with notes payable -
(at $0.007)	-	-	140,441	-	-	-	-	-	140,441

Warrant issued in partial exchange
for intangible asset - (at $0.015)	-	-	226,500	-	-	-	-	-	226,500

Shares and warrants issued in exchange
for notes payable - (at $0.020)	37,725,000	37,725	786,483	-	-	-	-	-	824,208

Warrants issued as debt discount in
connection with notes payable -
(at $0.014)	-	-	27,409	-	-	-	-	-	27,409

Shares issued as debt discount in
connection with notes payable -
(at $0.014)	250,000	250	3,198	-	-	-	-	-	3,448

Shares and warrants issued for cash -
(at $0.025)	65,000,000	65,000	1,560,000	-	-	-	-	-	1,625,000

Subtotal	744,147,945	$744,148	$6,016,148	-	$-	$(7,524,498)	(27,931,034)	$(32,000)	$(796,202)

See Notes to these Consolidated Financial Statements.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Consolidated Statements of Changes in Stockholders' Deficiency

For the period December 30, 2008 (Inception) to December 31, 2012

(continued)

						Deficit
						Accumulated
			Additional		Due	During
	Common Stock		Paid-In	Shares	From	Development	Treasury Stock
	Shares	Amount	Capital	Issuable	Lender	Stage	Shares	Amount	Total
Carried Forward	744,147,945	$744,148	$6,016,148	-	$-	$(7,524,498)	(27,931,034)	$(32,000)	$(796,202)

Shares issued for consulting services - (at $0.016)	11,675,000	11,675	175,125	-	-	-	-	-	186,800

Warrants issued as debt discount in connection with notes payable - (at $0.013)	-	-	41,131	-	-	-	-	-	41,131

Warrants issued as debt discount in connection with notes payable - (at $0.011)	-	-	5,710	-	-	-	-	-	5,710

Shares issued as debt discount in connection with notes payable - (at $0.012)	1,350,000	1,350	14,810	-	-	-	-	-	16,160

Shares and warrants issued for cash - (at $0.020)	15,000,000	15,000	285,000	-	-	-	-	-	300,000

Stock-based compensation	-	-	1,641,430	-	-	-	-	-	1,641,430

Net loss	-	-	-	-	-	(6,536,722)	-	-	(6,536,722)

Balance - December 31, 2012	772,172,945	$772,173	$8,179,354	$-	$-	$(14,061,220)	(27,931,034)	$(32,000)	$(5,141,693)

See Notes to these Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Consolidated Statements of Cash Flows

			Period from
			December 30,
	For The Years Ended		2008 (Inception)
	December 31,		to December 31,
	2012	2011	2012
Cash Flows From Operating Activities
Net loss	$(6,536,722)	$(4,073,937)	$(14,071,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	329,796	345,369	885,892
Depreciation and amortization	90,404	90,412	235,586
Loss on sale of property and equipment	-	21,614	21,614
Stock-based compensation	1,848,246	456,826	4,130,397
Loss on extinguishment of notes payable	69,708	-	69,708
Gain on settlement of note and payables, net	(27,047)	(83,448)	(110,495)
Changes in operating assets and liabilities:
Inventories	(12,484)	-	(12,484)
Prepaid expenses and other current assets	28,482	(46,915)	(18,433)
Security deposit	4,415	(4,415)	-
Accounts payable	349,215	268,516	717,918
Accrued expenses and other current liabilities	671,875	215,111	1,224,604

Total Adjustments	3,352,610	1,263,070	7,144,307

Net Cash Used in Operating Activities	(3,184,112)	(2,810,867)	(6,927,277)

Cash Flows From Investing Activities
Purchases of property and equipment	(2,533)	(17,772)	(165,776)
Proceeds from sale of property and equipment	-	32,000	32,000
Acquisition of intangible assets	(1,000,000)	-	(1,003,676)

Net Cash (Used in) Provided by Investing Activities	(1,002,533)	14,228	(1,137,452)

Cash Flows From Financing Activities
Proceeds from notes payable	2,265,500	2,962,500	5,839,139
Repayments of notes payable	(75,000)	(308,427)	(560,222)
Advances from director and officer	123,058	26,000	149,058
Repayment of advances from director and officer	(123,058)	(26,000)	(149,058)
Proceeds from exercise of warrants	-	-	1,875
Repurchase of common stock	-	(4,000)	(32,000)
Sales of common stock and warrants for cash	1,925,000	200,000	2,816,300

Net Cash Provided by Financing Activities	4,115,500	2,850,073	8,065,092

Net (Decrease) Increase In Cash	(71,145)	53,434	363

Cash - Beginning	71,508	18,074	-

Cash - Ending	$363	$71,508	$363

See Notes to these Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Consolidated Statements of Cash Flows — Continued

			Period from
			December 30,
	For The Years Ended		2008 (Inception)
	December 31,		to December 31,
	2012	2011	2012
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$398,820	$186,150	$601,817

Non-cash investing and financing activities:
Shares issued as debt discount in connection with notes payable	$42,781	$474,936	$740,949
Warrants issued as debt discount in connection with notes payable	$214,691	$-	$214,691
Shares issued in connection with reverse recapitalization	$-	$-	$362,000
Shares issued pursuant to reverse recapitalization and subsequently cancelled	$-	$-	$146,195
Purchase of property and equipment for note payable	$-	$-	$291,055
Purchase of property and equipment for account payable	$-	$-	$60,000
Accrued payable for treasury shares repurchased	$-	$-	$7,000
Shares reissued to former President	$-	$12,577	$12,577
Property and equipment returned in connection with settlement of note payable, net	$-	$226,043	$226,043
Shares and warrants issued in exchange of notes payable	$824,208	$-	$824,208
Warrant issued as partial consideration for intangible asset	$226,500	$-	$226,500
Reclassification of accrued interest in connection with note payable issuance	$6,185	$-	$6,185

See Notes to these Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 1 – Business Organization and Nature of Operations

On April 17, 2009, Stem Cell Assurance, LLC (“SCA, LLC”) completed a transaction with Traxxec, Inc. (“Traxxec”), a company incorporated on June 13, 1997 under the laws of the state of Nevada under the name “Columbia River Resources Inc.” Pursuant to the agreement, SCA, LLC was converted into Traxxec, Inc. and the former members of SCA, LLC were issued approximately 302,000,000 shares, or approximately 75% of the outstanding shares of common stock of Traxxec, Inc. In addition, on April 17, 2009, pursuant to the agreement, an additional 60,000,000 shares were issued to a shareholder of Traxxec. Traxxec was a non-operating shell company and was authorized to issue 1,000,000 shares of preferred stock and 500,000,000 shares of common stock. On the date of the transaction, Traxxec had 0 shares of preferred stock and 40,403,621 shares of common stock issued and outstanding. The transaction was accounted for as a reverse recapitalization, whereby SCA, LLC was deemed to be the acquirer for accounting purposes. The net assets received in the transaction were recorded at historical costs. On August 17, 2009, Traxxec, Inc. changed its name to Stem Cell Assurance, Inc. (“SCA, Inc.”). Effective August 15, 2011, SCA, Inc. changed its name to BioRestorative Therapies, Inc. BioRestorative Therapies, Inc. has wholly-owned subsidiaries including Stem Pearls, LLC (“Stem Pearls”), formerly Stem Cellutrition, LLC, and Stem Cell Cayman Ltd. (“Cayman”), which the Company formed as a wholly-owned subsidiary in the Cayman Islands (collectively, “BRT” or the “Company”).

The consolidated financial statements set forth in this report for all periods prior to the reverse recapitalization are the historical financial statements of SCA, LLC and have been retroactively restated to give effect to the transaction. The operations of SCA, LLC from December 30, 2008 (inception) to the date of the transaction have been included in operations.

The Company has been presented as a "development stage enterprise”. The Company’s primary activities since inception have been the development of its business plan, negotiating strategic alliances and other agreements, raising capital and the sponsorship of research and development activities. To date, the Company has not generated significant revenues from its operations.

BRT develops medical procedures using cell and tissue protocols, primarily involving adult stem cells (non-embryonic) designed for patients to undergo minimally invasive cellular-based treatments. BRT’s “brtxDISC™ Program” (Disc Implanted Stem Cells) is designed to offer a non-surgical cellular therapy for the treatment and relief of bulging and herniated discs. BRT’s “ThermoStem™ Program” (Brown Fat Stem Cells) focuses on treatments for metabolic disorders, specifically targeting Type 2 Diabetes and obesity by using brown fat stem cells. BRT’s Stem Pearls brand offers plant stem cell-based cosmetic skincare products that are available for purchase online at www.stempearls.com. Pursuant to BRT’s brtx-C Cosmetic Program, BRT has developed an ingredient derived from human adult stem cells which can be used by third party companies in the development of their own skin care products.

Note 2 – Going Concern and Management Plans

As of December 31, 2012, the Company had a working capital deficiency and a stockholders’ deficiency of $2,784,676 and $5,141,693, respectively. The Company has not generated significant revenues since inception and incurred net losses of $14,071,584 during the period from December 30, 2008 (inception) through December 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company's primary source of operating funds since inception has been equity and debt financings. The Company intends to continue to raise additional capital through debt and equity financings. The Company is currently a development stage company and there is no assurance that these funds will be sufficient to enable the Company to fully complete its development activities or attain profitable operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 2 – Going Concern and Management Plans – Continued

Subsequent to December 31, 2012, the Company raised $820,000 and $450,000 through equity and debt financing, respectively, has extended the due date for the repayment of $3,653,500 of debt (of which, $3,550,000 has been extended until July 2014) and has converted certain notes payable with an aggregate principal balance of $112,500 into common stock. As a result, the Company expects that the cash it has available will fund its operations only until May 2013. The Company currently has notes payable aggregating $50,000 which are past their maturity dates. The Company is currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. However, there can be no assurance that the Company will be successful in extending or converting these notes. See Note 11 – Subsequent Events for additional details.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Cayman, Stem Pearls and Lipo Rejuvenation Centers, Inc. All significant intercompany transactions have been eliminated in the consolidation. On April 16, 2012, Lipo Rejuvenation Centers, Inc., an inactive entity, was dissolved.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. The Company’s significant estimates and assumptions include the recoverability and useful lives of long-lived assets, the fair value of the Company’s stock, stock-based compensation, debt discount and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Concentrations and Credit Risk

As of December 31, 2012, 77% of the face value of the Company’s outstanding notes payable were sourced from a single entity (the “Bermuda Lender”). See Note 7 – Notes Payable for additional discussion of the Bermuda Lender. See Note 11 – Subsequent Events – Notes Payable for additional discussion of the Bermuda Lender and concentrations of outstanding notes payable.

Cash

The Company maintains cash in bank accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible. As of December 31, 2012, the Company had $248 deposited with an offshore financial institution which is not insured by the Federal Deposit Insurance Corporation.

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

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies – Continued

Inventories

The Company maintains finished goods inventories, consisting of Stem Pearls skincare products, which are available for sale. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value.

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

Revenue Recognition

For the year ended December 31, 2012, the Company’s revenue consisted of $10,000 of sublicense fees and $5,589 attributable to sales of Stem Pearls® skincare products. The Company’s policy is to recognize product sales when the risk of loss and title to the product transfers to the customer, after taking into account potential returns. The Company recognizes sublicensing and royalty revenue when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) the service is completed without further obligation, (iii) the sales price to the customer is fixed or determinable, and (iv) collectability is reasonably assured. See Note 5 – Intangible Assets for additional details.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2012 and 2011. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

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

The Company’s weighted average number of common shares as of December 31, 2012 included issued and outstanding common shares and the underlying shares issuable upon the exercise of the 22,000,000 and 2,000,000 exercisable options and warrants, respectively, with an exercise price of $0.01 per share or less during the period of time that the restricted stock value exceeded $0.01 per share. The Company’s weighted average number of common shares as of December 31, 2011 included issued and outstanding common shares and the underlying shares issuable upon the exercise of the 20,000,000 and 2,000,000 exercisable options and warrants, respectively, with an exercise price of $0.01 or less. See Note 10, Stockholders’ Deficiency. In accordance with ASC 260 – Earnings Per Share, the Company has given effect to the issuance of these options and warrants in computing basic and diluted net loss per share.

Potentially dilutive securities realizable from the exercise of options and warrants for the purchase of 178,900,000 and 164,740,000 shares, respectively, as of December 31, 2012, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. As of December 31, 2011, potentially dilutive securities realizable from the vesting of 40,000,000 shares of restricted stock and the exercise of options and warrants for the purchase of 6,150,000 and 2,000,000 shares, respectively, are excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Since the shares underlying the Company’s 2010 Equity Participation Plan (the “Plan”) are not currently registered, the fair value of the Company’s restricted equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares.

Stock-based compensation for non-employees and directors is reflected in consulting expenses in the consolidated statements of operations. Stock-based compensation for employees is reflected in payroll and benefits in the consolidated statements of operations.

Advertising

Advertising costs are charged to operations as incurred. For the years ended December 31, 2012 and December 31, 2011, the Company incurred advertising costs of $6,294 and $101,982, respectively. For the period from December 30, 2008 (Inception) to December 31, 2012, the Company’s total advertising expense amounted to $314,112.

Research and Development

Research and development expenses are charged to operations as incurred. For the years ended December 31, 2012 and December 31, 2011, the Company incurred research and development expenses of $416,180 and $12,000, respectively. For the period from December 30, 2008 (inception) to December 31, 2012, the Company’s total research and development expenses amounted to $439,800.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2012 presentation. These reclassifications have no impact on the previously reported net loss.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies – Continued

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of cash, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of our short term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuance of warrants, are comparable to rates of returns for instruments of similar credit risk.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed in Note 11.

Note 4 – Property and Equipment

Property and equipment include the following:

	December 31,
	2012	2011

Office equipment	$7,670	$7,670
Medical equipment	118,301	118,301
Furniture and fixtures	19,322	19,322
Computer software and equipment	20,169	17,636
	165,462	162,929
Less: accumulated depreciation	(106,055)	(68,102)
Property and equipment, net	$59,407	$94,827

Depreciation expense amounted to $37,953 and $90,044 for the years ended December 31, 2012 and 2011, respectively. Depreciation expense for the period from December 30, 2008 (inception) to December 31, 2012 was $182,767. See Note 7, Notes Payable, for details regarding the 2011 return of medical equipment.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 5 – Intangible Assets

Intangible assets consist of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization	Total
Balance as of January 1, 2012	$3,676	$-	$(368)	$3,308
Purchase of licenses	-	1,226,500	-	1,226,500
Amortization expense	-	-	(52,451)	(52,451)
Balance as of December 31, 2012	$3,676	$1,226,500	$(52,819)	$1,177,357
Weighted average amortization period at December 31, 2012 in years	8.0	16.9

Amortization of intangible assets consists of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization
Balance as of January 1, 2012	$368	$-	$368
Amortization expense	368	52,083	52,451
Balance as of December 31, 2012	$736	$52,083	$52,819

On January 27, 2012, the Company entered into a license agreement with a stem cell treatment company (“SCTC”) (as amended on March 21, 2012, the “SCTC Agreement”). On April 6, 2012, the Company and SCTC closed on the SCTC Agreement. Pursuant to the SCTC Agreement, the Company obtained, among other things, a worldwide, exclusive, royalty-bearing license from SCTC to utilize or sublicense a certain medical device for the administration of specific cells and/or cell products to the disc and/or spine (and other parts of the body) and a worldwide (excluding Asia and Argentina), exclusive, royalty-bearing license to utilize or sublicense a certain method for culturing cells. The SCTC Agreement provides that the Company must achieve certain milestones, the first of which must be achieved by April 6, 2014, or pay certain minimum amounts in order to maintain the exclusive nature of the licenses. The SCTC Agreement also provides for an exclusive, royalty-bearing sublicense of certain of the licensed technology to SCTC for use for orthopedic purposes and a non-exclusive, royalty-bearing sublicense of certain of the licensed technology to SCTC for use (1) at a single facility in the Cayman Islands (or, under certain circumstances, at a different non-U.S. facility), and (2) at U.S. facilities (in accordance with protocols established by the Company), if and only if, upon resolution of a Food and Drug Administration (“FDA”) action, SCTC has the legal right to exploit the technology in the U.S. and the Company does not yet have such legal right. Further, the SCTC Agreement provides that SCTC will furnish certain training, assistance and consultation services with regard to the licensed technology. In addition, the Company has agreed to reimburse SCTC for 25% of its legal fees associated with its pending court action with the FDA, subject to a maximum of $4,500 per month and $100,000 in the aggregate.

Pursuant to the SCTC Agreement, on the closing date, the Company made a payment to SCTC consisting of a license fee of $1,000,000, net of a sublicensing fee of $10,000, which SCTC owed to the Company (which was recorded as revenue in the consolidated statements of operations), and issued to SCTC a warrant for the purchase of 50,000,000 shares of common stock of the Company (the “SCTC Warrant”). The vesting of the SCTC Warrant was divided into three tranches. The first tranche to purchase 15,000,000 shares of common stock was immediately exercisable. The exercise of the second and third tranches to purchase 17,500,000 shares of common stock each is subject to specified performance criteria. The exercise price for the initial tranche is $0.03 per share and the exercise price for the second and third tranches is the greater of $0.03 per share or the then fair market value of the common stock, as defined in the SCTC Agreement. The initial tranche had a grant date value of $226,500 using the Black-Scholes model, which was recognized immediately. The Company recorded the $1,000,000 cash payment and the $226,500 value of the first tranche of the warrant as an intangible asset with an original estimated useful life of 17.7 years (20 year life of the underlying pending patent less 2.3 years since patent application).

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 5 – Intangible Assets – Continued

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

Amortization expense of intangible assets for the years ended December 31, 2012 and 2011 was $52,451 and $368, respectively. Aggregate amortization expense from December 30, 2008 (inception) to December 31, 2012 was $52,819. Based upon the current intangible assets as of December 31, 2012, amortization expense is projected to be approximately $70,000 per annum for each of the next five years and beyond.

Note 6 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	December 31,
	2012	2011

Accrued loan interest	$94,650	$39,283
Credit card payable	7,662	17,026
Accrued payroll and payroll taxes	770,154	204,417
Accrued severance	-	46,154
Other accrued expenses	180,531	89,200
Deferred rent	29,845	44,149
Total	$1,082,842	$440,229

During the year ended December 31, 2012, the Company received an aggregate of $123,058 in non-interest bearing advances from a director and an officer of the Company and made aggregate repayments of $123,058, such that the Company had no liability at December 31, 2012.

Note 7 – Notes Payable

During 2010, the Company purchased certain property and equipment with a value of $304,055 (the “Equipment Note”). In February 2011, the Company renegotiated the terms of the then $291,055 payable with the vendor and entered into a promissory note. The agreement provided for an immediate principal payment of $25,000, plus monthly installments of $8,094, including an effective interest rate of 6% per annum. The Company made $48,019 of principal payments during the year ended December 31, 2011. The scheduled maturity of the note was February 1, 2014 and was collateralized by the equipment purchased. On November 10, 2011, the Company and the equipment vendor agreed to settle the remaining $243,036 due pursuant to the note for $48,564 and the return to the vendor of the equipment that had been purchased, which resulted in a $31,571 loss on the restructuring of the note. The outstanding balance of this note as of December 31, 2012 and 2011 was $0.

In January 2011, the Company issued 1,000,000 shares of common stock with a relative fair value of $6,971 to a private lender in connection with a 2010 note payable agreement.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 7 – Notes Payable – Continued

During the year ended December 31, 2011, the Company and its wholly-owned subsidiary, Cayman, obtained new debt financing in the aggregate amount of $2,962,500 ($2,050,000 obtained by Cayman from the Bermuda Lender). Of the total debt issued in 2011, $1,962,500 was repayable three months from the date of issuance of the respective notes; however, the Company and Cayman had the right to extend the maturity date for an additional three months. During the initial three month period of the notes, the rate of interest was 10% per annum; during any extension period, the interest rate increased to 15% per annum. The Company is using the effective interest rate method of recording interest expense, which reflects the weighted average interest on a ratable basis over the expected term of the debt. Of the remaining total debt issued in 2011, $1,000,000 was repayable one year from the date of issuance of the respective notes and the rate of interest was 15% per annum. In connection with the 2011 debt financings, an aggregate of 59,250,000 shares of common stock of the Company were issued to the lenders, with a relative fair value of $417,875. These shares were accounted for as a debt discount and amortized over the estimated life of the related debt. In connection with extensions of notes payable during the year ended December 31, 2011, an aggregate of 8,250,000 shares of common stock, with a relative fair value of $57,061, were issued as compensation to the lenders and were recorded as a debt discount. During the year ended December 31, 2011, the Company repaid notes payable with an aggregate principal balance of $308,427, of which $96,583 related to the Equipment Note.

During the year ended December 31, 2012, the Company and Cayman issued an additional $2,265,500 of notes payable ($1,500,000 for Cayman from the Bermuda Lender and $30,000 to a member of the Chief Executive Officer’s immediate family). In connection with the financings, 3,360,000 shares of common stock, with a relative fair value of $30,409 (600,000 shares of common stock with a relative fair value of $7,200 were issued to the member of the Chief Executive Officer’s immediate family), and five-year warrants to purchase 26,000,000 shares of common stock at exercise prices ranging from $0.03 to $0.05 per share, with a relative fair value of $214,691 using the Black-Scholes model, were issued to the lenders and were recorded as a debt discount. These notes were initially payable 3-12 months from the date of issuance and have a weighted average interest rate of 14% per annum payable monthly (except as discussed below).

Included as part of the $2,265,500 of notes payable are two one-year notes with an aggregate principal amount of $600,000. The holders of these note are entitled to, in addition to a warrant, (a) mandatory prepayment of the notes at the rate of 5% to 10.5% of Cosmetic Revenues (as defined in the note; excludes revenues associated with Stem Pearls® products); and (b) five years of royalty payments associated with Cosmetic Revenues, ranging from 0.5% to 2.8% of Cosmetic Revenues, depending on the holder, the year the Cosmetic Revenues are earned and the status of the principal repayments. The final three years of royalty payments could be subject to annual dollar maximums ranging up to $175,000 per holder, based on criteria specified in the note terms, but not in the event of default for one of the notes. Given that the Company has not yet generated any Cosmetic Revenues, no royalty payments have been earned.

During the year ended December 31, 2012, the maturity dates of certain notes payable with an aggregate principal balance of $2,772,500, that were near or at maturity, were extended to various dates through August 2013. In connection with the extensions, an aggregate of 1,375,000 shares of common stock, with a relative fair value of $12,372, were issued as compensation to the lenders and were recorded as a debt discount. All of the extended notes bear a 15% interest rate per annum payable monthly.

During the year ended December 31, 2012, the Company repaid two notes payable with an aggregate principal amount of $75,000.

During the year ended December 31, 2012, the Company and certain lenders agreed to exchange certain notes payable with an aggregate principal balance of $754,500 for an aggregate of 37,725,000 shares of common stock and five-year warrants to purchase an aggregate of 15,090,000 shares of common stock at an exercise price of $0.03 per share. The common stock and warrants had an aggregate grant date value of $824,208 and, as a result, the Company recorded a loss on extinguishment of $69,708. The lenders received piggyback registration rights related to the stock and the stock issuable pursuant to the warrants.

The Company recorded amortization of debt discount of $329,796 and $345,369 during the years ended December 31, 2012 and 2011, respectively. Aggregate amortization of debt discount from December 30, 2008 (inception) to December 31, 2012 was $885,892.

See Note 3 – Summary of Significant Accounting Policies – Concentrations and Credit Risk. See Note 11 – Subsequent Events – Notes Payable.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 8 – Income Taxes

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	For The Years Ended
	December 31,
	2012	2011
Deferred Tax Assets:
Net operation loss carryforward	$3,817,200	$2,544,500
Stock-based compensation	678,500	234,900
Accrued compensation	249,100	61,500
Intangible assets	2,100	-
Charitable contribution carryforward	200	100
Gross deferred tax assets	4,747,100	2,841,000

Deferred Tax Liabilities:
Fixed assets	(4,800)	(21,000)
Gross deferred tax liabilities	(4,800)	(21,000)

Net deferred tax assets	4,742,300	2,820,000

Valuation allowance	(4,742,300)	(2,820,000)

Deferred tax asset, net of valuation allowance	$-	$-

Changes in valuation allowance	$1,922,300	$1,543,400

The income tax provision (benefit) consists of the following:

	For The Years Ended
	December 31,
	2012	2011
Federal:
Current	$-	$-
Deferred	(1,719,953)	(1,380,937)

State and local:
Current	-	-
Deferred	(202,347)	(162,463)
	(1,922,300)	(1,543,400)
Change in valuation allowance	1,922,300	1,543,400
Income tax provision (benefit)	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For The Years Ended
	December 31,
	2012	2011

Tax benefit at federal statutory rate	(34)%	(34)%
State income taxes, net of federal benefit	(4)	(4)
Permanent differences	3	0
Prior period adjustments and other	6	0
Change in valuation allowance	29	38
Effective income tax rate	0%	0%

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 8 – Income Taxes – Continued

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s history of losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized.

At December 31, 2012 and 2011, the Company had approximately $10,000,000 and $5,600,000, respectively, of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carry forwards, if not utilized, will expire from 2029 to 2032 for federal purposes. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carry forwards are subject to annual limitations due to greater than 50% ownership changes.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Florida, and is subject to examination by the various taxing authorities. The Company’s federal and state income tax returns for the tax years 2009 and forward remain subject to examination.

Note 9 – Commitments and Contingencies

Operating Lease

On January 20, 2011, the Company entered into a three year lease agreement with respect to premises located at the Alexandria Innovation Center in Jupiter, Florida. The lease, as amended on March 11, 2011, expires on January 31, 2014. No base rent was payable during the initial year and the lease provides for a base monthly rent of $6,234 during the second year and $6,422 during the third year. The Company has the right to lease the premises for an additional three years at the then fair market value rent. The aggregate base rent payable over the lease term is being recognized on a straight-line basis. See Note 6, Accrued Expenses and Other Liabilities, for the deferred rent balance.

The Company leased office space in Boca Raton, Florida under a month to month operating lease. Effective May 1, 2011, the Company terminated this lease.

Rent expense amounted to approximately $102,000 and $85,000 for the years ended December 31, 2012 and 2011, respectively. Rent expense for the period from December 30, 2008 (inception) to December 31, 2012 was approximately $234,000. Rent expense is reflected in general and administrative expenses in the consolidated statements of operations.

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

Note 9 – Commitments and Contingencies – Continued

Patent Assignment and Research Agreement

Effective June 15, 2012, the Company entered into an assignment agreement (the “Assignment Agreement”) with the research foundation of a state university (the “Foundation”), whereby the Foundation assigned all of its right, title and interest in specified patents to the Company in exchange for a cash payment of $15,000. The Company also agreed to pay the Foundation a 5% royalty on Patent Revenue (as defined in the Assignment Agreement) over a 20 year period commencing on June 15, 2012. Through December 31, 2012, no royalties had been earned.

Effective June 15, 2012, the Company entered into a research agreement (the “Research Agreement”) with the same state university (the “University”). The Research Agreement has a term of three years. Pursuant to the Research Agreement, the University agreed to perform certain research services to be used by the Company. Pursuant to the Research Agreement, the Company agreed to pay the University a fee of $500,000 for each twelve month period of the agreement, payable monthly. In addition, the Company agreed to pay to the University a 5% royalty, over a 20 year period commencing on June 15, 2012, on the net sales of all products and/or methods directly arising from inventions and improvements conceived or reduced to practice by the University in the course of performing research during the term of the Research Agreement. The Research Agreement can be cancelled without penalty upon (a) the second anniversary of the Research Agreement if eventual FDA approval does not appear likely or (b) other conditions specified in the Research Agreement.

During the year ended December 31, 2012, the Company recorded research and development expense of approximately $286,000 in connection with the Assignment Agreement and Research Agreement. As of December 31, 2012, the Company has approximately $83,000 accrued in connection with the Research Agreement, which is included in accrued expenses and other current liabilities in the consolidated balance sheet.

Consulting Agreements

Marketing Consulting Services

Pursuant to a February 17, 2011 agreement for marketing consulting services (the “Marketing Consulting Agreement”), which had an initial term that expired on June 30, 2011, the retained firm agreed to provide consultation and assistance with regard to the Company’s efforts to market itself with respect to medical tourism, establish business relationships with governmental officials, and establish an offshore stem cell treatment facility. Pursuant to the agreement, the Company paid $20,000 in consideration of services rendered to date and a $10,000 retainer for services to be rendered during the term. The Company also agreed to pay an additional $20,000 fee, and issue 5,000,000 shares of common stock, both of which were to be paid, expensed and issued in equal monthly installments during the term of the agreement. On July 1, 2011 and again on September 1, 2011, the agreement was extended for additional three month terms and the Company agreed to pay an additional $5,000 fee monthly in advance on the first day of each month. During the year ended December 31, 2011, the Company issued 5,000,000 shares of common stock valued at $41,300, which was expensed during the period.

On January 1, 2012, the Marketing Consulting Agreement was further extended to December 31, 2012. Pursuant to the extended agreement, the Company agreed to pay a cash fee of $10,000 per month and the Company granted an immediately vested, five-year warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.02 per share. The grant date value of $12,800 was recognized immediately.

On April 18, 2012, the Marketing Consulting Agreement was further amended. The Company agreed to pay a $20,000 bonus ($10,000 on August 31, 2012 and $10,000 on December 31, 2012), and issue a five-year warrant to purchase 15,000,000 shares of common stock at an exercise price of $0.03 per share. The warrant vested on January 1, 2013 and had a grant date value of $226,500, which was recognized proportionate to the vesting period.

On December 7, 2012, the Marketing Consulting Agreement was further extended to December 31, 2013. Pursuant to the agreement, the Company will continue to pay a cash fee of $10,000 per month and the Company granted a five-year warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.03 per share. The warrant vests on December 31, 2013 and had a grant date value of $45,600 which will be recognized proportionate to the vesting period.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 9 – Commitments and Contingencies – Continued

Consulting Agreements - Continued

Business Advisory Services

Pursuant to a February 17, 2011 agreement for business advisory services (the “Business Advisory Agreement”), which had an initial term that expired on March 31, 2012, the retained firm agreed to provide consultation and assistance with regard to the Company’s efforts to have its securities listed on the OTC Bulletin Board or a securities exchange, establish an offshore stem cell treatment facility, develop business, including with regard to acquisition and joint venture opportunities, develop a physician distribution network for the sale of the Company’s stem cell skin care products, and comply with regulatory requirements. Pursuant to the agreement, the Company paid $35,000 in consideration of services rendered to-date and a $25,000 retainer for services to be rendered during the term. The Company also agreed to pay an additional $130,000 fee, and issue 10,500,100 shares of common stock, both of which were to be paid, expensed and issued in equal monthly installments during the term of the agreement. During the year ended December 31, 2011, the Company issued 8,077,000 shares of common stock valued at $66,716 which was recognized during the period. During the year ended December 31, 2012, the Company issued 2,423,100 shares of common stock valued at $20,015 which was recognized during the period.

On April 9, 2012, the Company issued a warrant to a shareholder in lieu of reimbursing certain costs associated with a contemplated financing that did not occur. The immediately vested, five-year warrant entitles the shareholder to purchase 4,000,000 shares of common stock at an exercise price of $0.03 per share. The warrant had a grant date value of $60,400 which was recognized immediately.

On April 18, 2012, the Business Advisory Agreement was extended for nine months until December 31, 2012. Pursuant to the extension, the Company agreed to pay an additional $90,000 fee ($10,000 monthly), a $20,000 bonus ($10,000 on August 31, 2012 and $10,000 on December 31, 2012) and issue a five-year warrant to purchase 12,000,000 shares of common stock at an exercise price of $0.03 per share. The warrant vests on January 1, 2013 and had a grant date value of $181,200, which was recognized proportionate to the vesting period.

On May 22, 2012, the Company entered into a one year agreement with a consultant to provide business advisory services whereby the consultant (a) was issued 87,500 shares of common stock and the Company recognized the $1,400 fair value immediately and (b) on November 5, 2012 was issued 87,500 shares of common stock in connection with the Company’s common stock becoming listed on the OTC Bulletin Board (“OTCBB”) and upon which the Company recognized the $1,400 fair value of the shares.

On June 1, 2012, the Company entered into a three month agreement with a consultant to provide business advisory services pursuant to which the consultant was entitled to receive an aggregate of 7,500,000 shares of common stock (2,500,000 shares per month). On November 15, 2012, the agreement was extended until February 15, 2013. Pursuant to the extension, the consultant was entitled to receive an additional 2,000,000 shares of common stock on the date of the extension and an additional 3,000,000 shares of common stock no later than February 7, 2013. During the year ended December 31, 2012, the Company issued 9,500,000 shares of common stock valued at $152,000, which has been recorded as consulting expense.

On December 7, 2012, the Business Advisory Agreement was further extended to December 31, 2013. Pursuant to the agreement, the Company will continue to pay a cash fee of $10,000 per month and the Company granted a five-year warrant to purchase 5,000,000 shares of common stock at an exercise price of $0.03 per share. The warrant vests on December 31, 2013 and had a grant date value of $76,000 which will be recognized proportionate to the vesting period.

Investor Relations Services

On April 3, 2012, the Company entered into a six month agreement with a consultant to provide investor relations services pursuant to which the Company agreed to pay the consultant $15,000 per month. Effective July 1, 2012, the parties agreed that the consultant will be paid $5,000 per month for the remainder of the term. The parties informally agreed to extend the agreement on a month to month basis. During the year ended December 31, 2012, the Company recorded consulting expense of $75,000 related to the agreement.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 9 – Commitments and Contingencies – Continued

Consulting Agreements – Continued

Financial Advisory Services

On November 14, 2012, the Company entered into a six month agreement with a consultant to provide financial advisory and investment banking services whereby the consultant was entitled to be paid $8,000 upon execution of the agreement, is entitled to be paid $8,000 upon delivery of specified presentation materials and $8,000 monthly (commencing one month following delivery of the specified presentation materials) and is entitled to specified expense reimbursements. The consultant is also entitled to receive a cash commission (7% of equity financings, 5% of debt financings and 3% of bank debt financings) of the funds raised from investors that were directly attributable to the consultant’s services. In addition, the consultant is entitled to a seven-year warrant to purchase shares of the Company’s common stock equal to 7% of the securities issued to investors. During the year ended December 31, 2012, the Company recorded consulting expense of $8,000. As of December 31, 2012, the consultant had not been responsible for any completed financings.

On November 15, 2012, the Company entered into an agreement with a consultant to provide financial advisory and investment banking services whereby the consultant is entitled to receive a commission (10% of equity financings completed prior to December 31, 2012 (the “Initial Equity Financing Fee”), 6% of equity financings completed after December 31, 2012 and 4% of debt financings) of the funds raised from investors that were directly attributable to the consultant’s services. The Initial Equity Financing Fee was payable in cash. All other commissions are payable 25% in cash and 75% in Company common stock. The agreement expires on December 31, 2013 unless terminated by either party upon written notice. As of December 31, 2012, the consultant was paid cash commissions of $25,000 on $250,000 of equity financings.

Scientific Advisory Services

Effective June 10, 2011, the Company established a Scientific Advisory Board.

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

Pursuant to a June 24, 2011 agreement between the Company and its second appointed advisor, the advisor is entitled to: (1) an immediate grant of a five-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.025 per share, of which 667,000 shares are immediately exercisable, 667,000 became exercisable on the first anniversary of the grant and 666,000 are exercisable on the second anniversary of the grant; and (2) a grant on the third anniversary of the award and each subsequent anniversary, on which he remains an advisor, of a vested five-year option to purchase 250,000 shares of common stock at an exercise price per share equal to the fair market value of the common stock on the date of grant. The $14,600 grant date fair value of the initial award will be recognized one-third immediately with the balance amortized ratably over the vesting period.

On June 11, 2012, the Company granted a five-year, immediately vested option to the orginal advisor on its Scientific Advisory Board to purchase 250,000 shares of common stock at an exercise price of $0.022 per share, pursuant to the Plan. The grant date value of $3,300 was recognized immediately.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 9 – Commitments and Contingencies – Continued

Consulting Agreements – Continued

Scientific Advisory Services – Continued

On August 16, 2012, the Company entered into a two year agreement with a consultant to serve as Chairman of the Company’s Scientific Advisory Board and provide scientific advisory services whereby the consultant will earn $10,000 per month (monthly payments begin after the Company raises $3,000,000 in an equity and/or debt financing) and will be entitled to specified expense reimbursements. In addition, the Company granted a five-year option to purchase 10,000,000 shares of common stock at an exercise price of $0.028 per share, pursuant to the Plan. The option vests as follows: (i) 2,000,000 shares immediately on the date of grant, 2,000,000 shares on the first anniversary of the date of grant and 2,000,000 on the second anniversary of the date of grant; and (ii) up to 4,000,000 shares upon receipt of research grants meeting specified criteria. The aggregate grant date value was $151,000, of which approximately $30,000 was recognized immediately, and approximately $30,000 will be recognized ratably over each of the first and second years. It is not currently estimable when the specified performance criteria will be met and, as a result, the Company has not recognized any of the approximately $30,000 expense associated with each of the fourth and fifth tranches.

On December 7, 2012, the Company granted ten-year options to the three advisors to purchase an aggregate of 5,500,000 shares of common stock at an exercise price of $0.03 per share, pursuant to the Plan. The shares vest as follows: (i) 2,750,000 shares immediately and (ii) 2,750,000 shares on the first anniversary date. The aggregate grant date value of $84,150 will be recognized proportionate to the vesting period.

Other

On December 14, 2012, the Company granted an immediately vested, five-year warrant to purchase 250,000 shares of common stock at an exercise price of $0.03 per share to a consultant. The grant date value of $3,800 was recognized immediately.

Employment Agreements

Chief Executive Officer

Effective October 4, 2010, the Company entered into an employment agreement with its Chief Executive Officer (the “CEO”). The employment agreement provided for an initial term of three years. On February 10, 2012, the term of the agreement was extended for an additional two years. The employment agreement shall be extended for successive one year periods unless either party provides ninety days written notice to the other party. The employment agreement provides for a minimum salary of $360,000 during the initial year, $480,000 during the second year and $600,000 during the third through fifth years. In the event the term of the employment agreement is extended beyond the initial five year term, the base salary payable shall be increased by 20% per annum. The agreement also includes certain severance provisions.

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

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 9 – Commitments and Contingencies – Continued

Employment Agreements – Continued

Chief Executive Officer – Continued

Effective May 31, 2011 (the “Modification Date”), the Company’s employment agreement with its CEO was amended to provide that an option granted to him on December 23, 2010 for the purchase of 50,000,000 shares of common stock (the “Original Grant”) was null and void. In addition, concurrently, the Company granted to the CEO 35,000,000 shares of common stock (the “Modified Grant”) pursuant to the Plan. The shares were to vest at such time as the Company received equity and/or debt financing in an aggregate amount equal to three times the tax payable in connection with the grant. The Company has agreed to be responsible for the payment of all taxes incurred by the CEO as a result of the grant, as well as all taxes incurred as a result of such tax payments on the CEO’s behalf. The Company did not recognize any incremental compensation expense for the modification of the grant because (1) the grant date fair value of the immediately vested Original Grant was fully recognized on the grant date; and (2) the fair value of the Modified Grant was less than the fair value of the Original Grant, both as of the Modification Date. On November 4, 2011, the Company and the CEO further modified the CEO’s 35,000,000 share restricted stock grant such that vesting became subject to the receipt of at least $2,000,000 in additional equity and/or debt financing after such date. On April 2, 2012, the CEO’s 35,000,000 share stock grant vested as a result of the Company raising in excess of $2,000,000 of financing since November 4, 2011. The Company has agreed to fund the CEO’s tax liability in connection with such vesting.

On February 10, 2012, in connection with the extension of the CEO’s employment agreement for an additional two years (through October 2015) as discussed above, the Board approved (1) an option grant to the CEO (see Note 10 – Stockholders’ Deficiency – Stock Options for additional details); and (2) the payment of a $70,000 discretionary bonus to the CEO in connection with the signing of the SCTC Agreement. The discretionary bonus was paid on April 13, 2012.

As of December 31, 2012 and 2011, the accrued and unpaid compensation (salary, bonus, tax liability, car allowance and vacation pay) for the CEO was $720,154 and $161,800, respectively.

Other

In addition to the Company’s employment agreement with the CEO, two employees have “at-will” employment agreements with the Company that provide for aggregate cash severance payments of $125,000, payable over twelve months, upon involuntary termination.

Termination Agreements

Former President

In January 2011, pursuant to a Termination Agreement dated December 15, 2010, the Company reissued 12,576,811 shares of common stock to its former President. In addition, the Company agreed to pay $120,000 of severance ratably over a 24 month period and took responsibility for approximately $20,152 of business related credit card indebtedness. On November 8, 2011, the Company agreed to settle the remaining $87,500 of severance due pursuant to the former President’s termination agreement for $22,500 and the Company recognized a $65,000 gain on restructuring the payable balance. In addition, the Company agreed to pay-off the remaining business-related credit card indebtedness.

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

Note 9 – Commitments and Contingencies – Continued

Termination Agreements – Continued

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

Former Chief Financial Officer

In June 2011, the Company and its former Chief Financial Officer (the “Former CFO”) entered into an agreement whereby, effective June 25, 2011, the Former CFO (1) resigned his director and officer positions with the Company and its subsidiaries; (2) became subject to a two year non-compete and non-solicitation restriction; plus certain restrictions on the sale of the Company’s common stock; and (3) was entitled to receive an aggregate amount of $50,000 of severance from the Company in full satisfaction of all obligations ratably over the remainder of the calendar year, of which $46,154 was outstanding and included in accrued expenses and other current liabilities in the consolidated balance sheet at December 31, 2011. Pursuant to the Former CFO’s December 15, 2010 option grant, his options to purchase 4,000,000 shares of Company common stock were forfeited three months after his termination date, but no stock-based compensation expense was reversed because the options were fully vested. On January 4, 2012, the Company agreed to settle the remaining $46,154 due pursuant to the Former CFO’s termination agreement for $23,077 and the Company recorded a $23,077 gain on settlement of the payable.

Director Compensation

On April 4, 2011, two non-employees were elected to serve as directors of the Company. On April 21, 2011, the two new non-employee directors were each granted 5,000,000 shares of common stock. One-half of the shares vested and were expensed upon grant and the other half vested on the first anniversary of the grant. The aggregate $82,600 grant date fair value was recognized one-half immediately with the balance amortized ratably over the vesting period. In addition, each of the directors is entitled to receive $20,000 in cash, payable in four quarterly installments of $5,000 (subject to deferral if the remaining directors determine that the Company needs to conserve its cash), of which $50,000 was outstanding and included in accrued expenses and other current liabilities in the consolidated balance sheet at December 31, 2012. On December 7, 2012, the Board of Directors approved an increase in director compensation such that, effective January 1, 2013, each of the directors is entitled to receive $40,000 in cash, payable in four quarterly installments of $10,000 (subject to deferral if the remaining directors determine that the Company needs to conserve its cash).

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

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 9 – Commitments and Contingencies – Continued

Settlement Agreements – Continued

Other

On September 12, 2012, the Company issued an immediately vested, five-year warrant to purchase 250,000 shares of common stock at an exercise price of $0.03 per share in order to settle a dispute with an investor. The grant date value of $3,775 was recognized immediately.

On October 18, 2012, the Company and former counsel entered into a Settlement Agreement and Release of Claim (the “Settlement Agreement”) pursuant to which the parties agreed that the Company would pay such former counsel $15,000 in settlement of a payable in the amount of $18,970. The Company recorded a gain on settlement of $3,970.

Sale of Equipment

On August 22, 2011, the Company sold equipment for $32,000 to a third party. The Company purchased the equipment in September 2010 for $65,000 and recognized a loss on sale of equipment of $21,614 which was recorded in general and administrative expenses in the consolidated statement of operations.

Note 10 – Stockholders’ Deficiency

Authorized Capital

The Company is authorized to issue 1,500,000,000 shares (increased from 800,000,000 shares on February 10, 2012) of common stock, $0.001 par value, and 1,000,000 shares of preferred stock, $0.01 par value. The holders of the Company’s common stock are entitled to one vote per share. Subject to the rights of holders of preferred stock, if any, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Subject to the rights of holders of preferred stock, if any, upon liquidation, dissolution or winding up of the Company, holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution.

2010 Equity Participation Plan

On July 17, 2012, the Board of Directors of the Company approved an increase in the number of shares of common stock that may be issued pursuant to the Plan to 300,000,000 from 200,000,000. On December 7, 2012, the shareholders of the Company approved the increase.

On March 28, 2011, the Board of Directors of the Company approved an increase in the number of shares of common stock that may be issued pursuant to the Plan to 200,000,000 from 100,000,000. On April 4, 2011, the shareholders of the Company approved the increase.

Shareholder Actions

On February 10, 2012, the shareholders of the Company approved (a) an increase in the authorized common stock to 1,500,000,000 shares from 800,000,000 shares; and (b) giving the Board the discretion to effect a reverse stock split of the Company’s common stock by a ratio of not less than 1-for-10 and not more than 1-for-150, anytime until February 10, 2013. In December 2012, the shareholders of the Company approved a one year extension of such Board authority to February 10, 2014. The Board has not yet approved a reverse stock split.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Deficiency – Continued

Common Stock Issuances

During the year ended December 31, 2011, the Company issued an aggregate of 8,000,000 shares of common stock at a price of $0.025 per unit to investors for aggregate gross proceeds of $200,000. In connection with the purchases, the Company issued warrants for the purchase of an aggregate of 2,000,000 shares of common stock, which are exercisable over a period of five years at an exercise price of $0.03 per share of common stock. The warrants had an aggregate grant date value of $31,233.

During the year ended December 31, 2012, the Company issued an aggregate of 80,000,000 shares of common stock at prices ranging from $0.020 to $0.025 per unit to investors for aggregate gross proceeds of $1,925,000. In connection with the purchases, the Company issued warrants for the purchase of an aggregate of 30,150,000 shares of common stock, which are exercisable over a period of five years at exercise prices ranging from $0.030 to $0.080 per share of common stock. The warrants had an aggregate grant date value of $430,431.

See Note 7 – Notes Payable for details associated with common stock issued in conjunction with the issuance, extension and exchange of notes payable.

See Note 9 – Commitments and Contingencies – Termination Agreements for details associated with a 2011 common stock reissuance to the Company’s Former President.

Warrant and Option Valuation

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at an annual rate of 0% for options granted during the years ended December 31, 2012 and 2011. The expected term used for warrants and options issued to non-employees is the contractual life and the expected term used for options issued to employees is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. Since the Company’s stock has not been publicly traded for a sufficiently long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Stock Warrants

See Note 7 – Notes Payable for details associated with the issuance of warrants in connection with note issuances and the extension of debt maturities. See Note 9 – Commitments and Contingencies for details associated with the issuance of warrants as compensation. See Note 10 – Stockholders’ Deficiency – Common Stock Issuances for details associated with the issuance of warrants in connection with common stock issuances.

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following weighted average assumptions (excludes the impact of the second and third tranches of the SCTC Warrant; see Note 5 – Intangible Assets for additional details):

	For The Years Ended
	December 31,
	2012	2011
Risk free interest rate	0.66%	0.44%
Expected term (years)	5.00	5.00
Expected volatility	184%	185%
Expected dividends	0.00%	0.00%

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Deficiency – Continued

Stock Warrants – Continued

The weighted average estimated fair value of the warrants granted during the years ended December 31, 2012 and 2011 was approximately $0.014 and $0.016 per share, respectively.

The Company recorded stock–based compensation expense of $494,875 and $0 during the years ended December 31, 2012 and 2011, respectively, and $547,253 during the period from December 30, 2008 (inception) to December 31, 2012, related to stock warrants issued as compensation, which is reflected as consulting expense in the consolidated statements of operations. As of December 31, 2012, there was $115,200 of unrecognized stock-based compensation expense related to stock warrants that will be amortized over a weighted average period of 1.0 year.

A summary of the warrant activity during the years ended December 31, 2012 and 2011 is presented below:

				Weighted
		Weighted		Average
		Average		Remaining
	Number of	Exercise		Life	Intrinsic
	Warrants	Price		In Years	Value
Outstanding, December 31, 2010	2,000,000	$0.010
Granted	2,000,000	0.030
Exercised	-	-
Forfeited	-	-
Outstanding, December 31, 2011	4,000,000	$0.020
Granted	162,740,000	0.034	[1]
Exercised	-	-
Forfeited	-	-
Outstanding, December 31, 2012	166,740,000	$0.034		4.4	$12,000

Exercisable, December 31, 2012	96,740,000	$0.037		4.3	$12,000

The following table presents information related to stock warrants at December 31, 2012:

Warrants Outstanding			Warrants Exercisable
			Weighted
			Average	Exercisable
Exercise		Number of	Remaining Life	Number of
Price		Warrants	In Years	Warrants

$0.010		2,000,000	1.6	2,000,000
0.020		2,000,000	4.0	2,000,000
0.030		108,240,000	4.4	73,240,000
0.035		2,000,000	4.3	2,000,000
0.050		6,000,000	4.5	6,000,000
0.080		11,500,000	4.8	11,500,000
Variable	[1]	35,000,000	-	-
		166,740,000	4.3	96,740,000

[1] – Warrants to purchase 35,000,000 shares of common stock, which have an exercise price which is the greater of $0.03 per share or the fair market value of the common stock on the date certain performance criteria is met, have not been included in the calculation of the weighted average price of options granted. See Note 5 – Intangible Assets.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Deficiency – Continued

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	For The Years Ended
	December 31,
	2012	2011
Risk free interest rate	0.85%	1.54%
Expected term (years)	5.34	4.51
Expected volatility	183%	205%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the stock options granted during the years ended December 31, 2012 and 2011 was approximately $0.010 and $0.008 per share, respectively.

See Note 9 – Commitments and Contingencies for details associated with certain grants of options as compensation to employees, directors and consultants.

Employee Awards

On April 5, 2011, the Company granted a ten-year option to an employee to purchase 4,000,000 shares of common stock at an exercise price of $0.01 per share, pursuant to the Plan. Options for the purchase of 2,000,000 of such shares became exercisable immediately and options for the purchase of the remaining 2,000,000 shares become exercisable on the first anniversary of the date of grant. The $32,400 grant date fair value was recognized one-half immediately with the balance amortized ratably over the vesting period. On June 24, 2011, the employee qualified to receive a cash bonus of $10,000 and vested ten-year options for the purchase of 150,000 shares of common stock at an exercise price of $0.025 per share, pursuant to his employment agreement. The $1,200 grant date value of these options was recognized immediately. On November 4, 2011, the employee qualified to receive a $20,000 cash bonus and vested ten-year options for the purchase of 1,000,000 shares of common stock at an exercise price of $0.02 per share. The $8,000 grant date value of these options was recognized immediately.

On April 21, 2011, the Company granted a ten-year option to an employee to purchase 300,000 shares of common stock at an exercise price of $0.02 per share, pursuant to the Plan, of which 100,000 shares were immediately exercisable, 100,000 became exercisable on the first anniversary of the grant and 100,000 are exercisable on the second anniversary of the grant. The $2,430 grant date fair value will be recognized one-third immediately with the balance amortized ratably over the vesting period.

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

On May 3, 2012, the Company granted ten-year options to two employees to purchase an aggregate of 7,550,000 shares of common stock at an exercise price of $0.028 per share, pursuant to the Plan. Options to purchase 1,550,000 shares vest as follows: (i) 25,000 shares immediately, (ii) 525,000 shares on the first anniversary date, (iii) 500,000 shares on the second anniversary date and (iv) 500,000 shares on the third anniversary date. On June 15, 2012, options to purchase 1,000,000 shares vested as a result of the execution of the Research Agreement. The aggregate grant date value of $117,010 was recognized proportionate to the vesting period. Options to purchase the remaining 5,000,000 shares vest subject to the satisfaction of certain performance conditions. It is not currently probable that the performance conditions will be met and, as a result, the Company has not recognized any expense associated with the shares.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Deficiency – Continued

Stock Options – Continued

Employee Awards – Continued

On December 7, 2012, the Company granted ten-year options to three employees to purchase an aggregate of 27,500,000 shares of common stock at an exercise price of $0.03 per share, pursuant to the Plan. The shares vest as follows: (i) 13,750,000 shares immediately and (ii) 13,750,000 shares on the first anniversary date. The aggregate grant date value of $420,750 will be recognized proportionate to the vesting period.

The Company recorded employee stock–based compensation expense of $522,691 and $38,968 during the years ended December 31, 2012 and 2011, respectively. During the period from December 30, 2008 (inception) to December 31, 2012, the Company recorded $1,018,621 related to employee stock option grants, which is reflected as payroll and benefits expense in the consolidated statements of operations. As of December 31, 2012, there was $363,151 of unrecognized employee stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 1.1 years.

Non-Employee Director Awards

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

On December 7, 2012, the Company granted ten-year options to non-employee directors to purchase an aggregate of 10,000,000 shares of common stock at an exercise price of $0.03 per share, pursuant to the Plan. The shares vest as follows: (i) 5,000,000 shares immediately and (ii) 5,000,000 shares on the first anniversary date. The aggregate grant date value of $153,000 will be recognized proportionate to the vesting period.

The Company recorded non-employee director stock–based compensation expense of $522,750 and $0 during the years ended December 31, 2012 and 2011, respectively. During the period from December 30, 2008 (inception) to December 31, 2012, the Company recorded $649,472 related to non-employee director stock option grants, which is reflected as consulting expense in the consolidated statements of operations. As of December 31, 2012, there was $98,250 of unrecognized non-employee director stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 0.7 years.

Consultant Awards

On April 27, 2011, the Company granted to an entity a ten-year option to purchase 200,000 shares of common stock at an exercise price of $0.02 per share, pursuant to the Plan. Options for the purchase of 100,000 of such shares became exercisable immediately and options for the purchase of the remaining 100,000 shares became exercisable when the key employee of the consultant became a full-time employee of the Company on November 1, 2011. Aggregate stock-based compensation expense of $1,620 was recognized during 2011.

The Company recorded consultant and advisory board stock–based compensation expense of $90,789 and $11,966 during the years ended December 31, 2012 and 2011, respectively. During the period from December 30, 2008 (inception) to December 31, 2012, the Company recorded $102,755 related to consultant and advisory board stock option grants, which is reflected as consulting expense in the consolidated statements of operations. As of December 31, 2012, there was $85,965 of unrecognized consultant and advisory board stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 1.3 years.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Deficiency – Continued

Stock Options – Continued

Option Award Summary

A summary of the option activity during the years ended December 31, 2012 and 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2010	72,000,000	$0.004
Granted	8,150,000	0.017
Exercised	-	-
Voided	(50,000,000)	0.001
Forfeited	(4,000,000)	0.010
Outstanding, December 31, 2011	26,150,000	$0.012
Granted	174,800,000	0.024
Exercised	-	-
Forfeited	(50,000)	0.028
Outstanding, December 31, 2012	200,900,000	$0.022	8.5	$132,000

Exercisable, December 31, 2012	98,800,667	$0.021	8.2	$132,000

The following table presents information related to stock options at December 31, 2012:

Options Outstanding		Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.010	22,000,000	5.1	22,000,000
0.020	1,500,000	8.7	1,400,000
0.021	114,000,000	9.1	48,666,667
0.022	250,000	4.4	250,000
0.024	500,000	3.4	500,000
0.025	2,150,000	4.0	1,484,000
0.028	17,500,000	6.2	3,000,000
0.030	43,000,000	9.9	21,500,000
	200,900,000	8.2	98,800,667

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Deficiency – Continued

Common Stock Awards

See Note 9 – Commitments and Contingencies for details associated with certain grants of common stock as compensation to employees, directors and consultants.

Employee Awards

The Company recorded employee stock–based compensation expense of $0 and $123,900 during the years ended December 31, 2012 and 2011, respectively. During the period from December 30, 2008 (inception) to December 31, 2012, the Company recorded $123,900 related to employee stock grants, which is reflected as payroll and benefits expense in the consolidated statement of operations. As of December 31, 2012, there was no unrecognized employee stock-based compensation expense related to stock grants.

Non-Employee Director Awards

The Company recorded non-employee director stock–based compensation expense of $10,325 and $72,275 during the years ended December 31, 2012 and 2011, respectively. During the period from December 30, 2008 (inception) to December 31, 2012, the Company recorded $97,200 related to non-employee director stock grants, which is reflected as consulting expense in the consolidated statements of operations. As of December 31, 2012, there was no unrecognized non-employee director stock-based compensation expense related to stock grants.

Consultant Awards

On September 1, 2011, the Company granted 4,000,000 shares of immediately vested common stock to its legal counsel. The $33,040 grant date fair value was recognized immediately.

On December 7, 2012, the Company granted 2,000,000 shares of immediately vested common stock to its legal counsel. The $32,000 grant date fair value was recognized immediately.

During the years ended December 31, 2012 and 2011, the Company issued 14,098,100 and 25,389,500 shares of common stock, respectively, valued at $206,815 and $209,717, respectively, in connection with consulting agreements.

The Company recorded consultant and advisory board stock–based compensation expense of $206,815 and $209,717 during the years ended December 31, 2012 and 2011, respectively. During the period from December 30, 2008 (inception) to December 31, 2012, the Company recorded $1,591,195 related to consultant and advisory board stock grants, which is reflected as consulting expense in the consolidated statements of operations. As of December 31, 2012, there was no unrecognized consultant and advisory board stock-based compensation expense related to stock grants.

Stock Award Summary

A summary of common stock award activity during the years ended December 31, 2012 and 2011 is presented below:

		Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value

Non-vested, December 31, 2010	-	$-	$-
Granted	85,389,500	0.00826	705,317
Vested	(45,389,500)	0.00826	(374,917)
Forfeited	-	-	-
Non-vested, December 31, 2011	40,000,000	$0.00826	$330,400
Granted	14,098,100	0.01467	206,815
Vested	(54,098,100)	0.00993	(537,215)
Forfeited	-	-	-
Non-vested, December 31, 2012	-	$-	$-

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 11 – Subsequent Events

Issuance of Common Stock

Subsequent to December 31, 2012, the Company issued an aggregate of 37,500,000 shares of common stock at prices ranging from $0.02 to $0.03 per unit to investors for aggregate gross proceeds of $820,000. In consideration of the purchases, the Company issued five-year warrants for the purchase of an aggregate of 16,400,000 shares of common stock, which are exercisable at exercise prices ranging from $0.03 to $0.08 per share of common stock. The warrants had an aggregate grant date fair value of $196,230.

Notes Payable

On March 26, 2013 Cayman borrowed an additional $450,000 from the Bermuda Lender, which was combined with the already outstanding $3,550,000 of previous borrowings from the Bermuda Lender into a new $4,000,000 zero coupon note which matures on July 31, 2014. In consideration of the additional $450,000 loan, the settlement of accrued and unpaid interest of $213,000, and for extending the maturity date of the loan, the Company issued to the Bermuda Lender 30,000,000 shares of common stock and a five year warrant to purchase 20,000,000 shares of common stock at an exercise price of $0.05 per share. The common stock and warrant had an aggregate relative fair value of $617,336.

In addition to the debt financing described above, subsequent to December 31, 2012, the maturity dates of certain notes payable with an aggregate principal balance of $103,500 were extended to new maturity dates ranging from November 2013 through April 2014. All of the extended notes bear a 15% interest rate per annum payable monthly. Subsequent to December 31, 2012, the Company and certain lenders agreed to exchange certain notes payable with an aggregate principal balance of $112,500 for an aggregate of 5,625,000 shares of common stock and five-year warrants to purchase an aggregate of 2,250,000 shares of common stock at an exercise price of $0.03 per share. The warrants had an aggregate issuance date value of $29,700. The lenders received piggyback registration rights related to the stock and the stock issuable pursuant to the warrants.

Subsequent to December 31, 2012, the Company issued 250,000 shares to a lender in connection with the 2012 extension of the maturity date of a note payable. The shares had a relative fair value of $3,700.

The Company currently has notes payable aggregating $50,000 which are past their maturity dates. The Company is currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. However, there can be no assurance that the Company will be successful in extending or converting these notes.

Notes payable, non-current portion represents notes payable whose maturity was extended after the balance sheet date but before the financial statements were issued.

As of the filing date of this report, 80% of the face value of the Company’s outstanding notes payable were sourced from the Bermuda Lender and the maturity date associated with these notes is July 31, 2014.

Stock-Based Compensation

Subsequent to December 31, 2012, pursuant to a November 15, 2012 consulting agreement extension, a consultant was issued 3,000,000 shares of common stock valued at $48,000.

Subsequent to December 31, 2012, a consultant was issued 24,100 shares of common stock for consulting services valued at $723.

Subsequent to December 31, 2012, the Company granted an immediately vested, five-year warrant to purchase 5,000,000 shares of common stock at an exercise price of $0.08 per share as consideration for legal services. The grant date value of $59,000 was recognized immediately.

Subsequent to December 31, 2012, the Company granted an immediately vested, three-year warrant to purchase 500,000 shares of common stock at an exercise price of $0.03 per share to a consultant. The grant date value of $6,600 was recognized immediately.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 11 – Subsequent Events – Continued

Stock-Based Compensation – Continued

Subsequent to December 31, 2012, the Company granted a ten-year option to an advisor to purchase 3,000,000 shares of common stock at an exercise price of $0.03 per share, pursuant to the Plan. The shares vest as follows: (i) 1,500,000 shares immediately and (ii) 1,500,000 shares on the first anniversary of the grant date. The grant date value of $45,900 will be recognized proportionate to the vesting period.

Agreement in Principle

On February 8, 2013, the Company entered into an agreement in principle with an investment banker to act as the Company’s financial advisor and as placement agent in the event the Company conducts a specified proposed offering of equity securities. The agreement in principle expires on July 15, 2013, but continues on a month-to-month basis, subject to the parties’ right to terminate earlier. The investment banker was paid $25,000 as a placement fee advance, which is to be applied against the final placement fee, when and if earned, which will be 7.5% of the gross proceeds of the proposed offering. In addition, the investment banker would be entitled to five-year warrants for the purchase of a number of shares equal to 5% of the shares issued in the proposed offering and the exercise price would be equal to 125% of the offering price. The Company has agreed to reimburse up to $100,000 of the investment banker’s legal out-of-pocket costs, plus other sundry expenditures. As of the filing date of this report, the proposed offering was still under review and had not commenced. This disclosure does not constitute an offer of any securities for sale and there can be no assurance that the Company will be able to sell securities under this offering.

Advance from Director

Subsequent to December 31, 2012, the Company received a non-interest bearing advance from a director in the amount of $50,000 and made repayments of $50,000, such that the Company had no liability remaining on the advance.

