Form 10-Q
period 2013-03-31
BioRestorative Therapies, Inc.
filed 2013-05-15
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 10, 2013, there were 16,439,539 shares of the issuer’s common stock outstanding.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Table of Contents

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	1

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012 and for the Period from December 30, 2008 (Inception) to March 31, 2013	2

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the Three Months Ended March 31, 2013	3

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 and for the Period from December 30, 2008 (Inception) to March 31, 2013	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	20

ITEM 4. Controls and Procedures.	21

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.	22

ITEM 1A. Risk Factors.	22

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	22

ITEM 3. Defaults Upon Senior Securities.	23

ITEM 4. Mine Safety Disclosures.	23

ITEM 5. Other Information.	23

ITEM 6. Exhibits.	23

Signatures.	24

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets

Current Assets:
Cash	$498,590	$363
Inventories	13,822	12,484
Prepaid expenses and other current assets	53,433	18,433

Total Current Assets	565,845	31,280

Property and equipment, net	50,125	59,407
Intangible assets, net	1,159,904	1,177,357

Total Assets	$1,775,874	$1,268,044

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$773,269	$771,429
Accrued expenses and other current liabilities	1,347,751	1,082,842
Current portion of notes payable, net of debt discount of $23,183 and $42,000 at March 31, 2013 and December 31, 2012, respectively	938,001	961,685

Total Current Liabilities	3,059,021	2,815,956
Notes payable, non-current portion, net of debt discount of $453,717 and $34,719 at March 31, 2013 and December 31, 2012, respectively	3,554,784	3,593,781

Total Liabilities	6,613,805	6,409,737

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock, $0.01 par value;
Authorized, 1,000,000 shares; none issued and outstanding at March 31, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value;
Authorized, 100,000,000 shares;
Issued 16,971,466 and 15,443,484 shares at March 31, 2013 and December 31, 2012, respectively;
Outstanding 16,412,845 and 14,884,863 shares at March 31, 2013 and December 31, 2012, respectively;	16,971	15,443
Additional paid-in capital	10,804,316	8,936,084
Deficit accumulated during development stage	(15,627,218)	(14,061,220)
Treasury stock, at cost, 558,621 shares at March 31, 2013 and December 31, 2012	(32,000)	(32,000)

Total Stockholders' Deficiency	(4,837,931)	(5,141,693)

Total Liabilities and Stockholders' Deficiency	$1,775,874	$1,268,044

See Notes to these Condensed Consolidated Financial Statements

1 | page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statements of Operations

(unaudited)

			Period From
			December 30,
	For The Three Months Ended		2008 (Inception)
	March 31,		to March 31,
	2013	2012	2013

Revenues	$1,130	$-	$16,719

Cost of goods sold	162	-	1,469

Gross Profit	968	-	15,250

Operating Expenses
Marketing and promotion	29,881	39,987	469,679
Consulting	230,116	417,749	4,183,592
Research and development	400,442	53,700	1,356,839
General and administrative	640,110	812,789	7,662,346

Total Operating Expenses	1,300,549	1,324,225	13,672,456

Loss From Operations	(1,299,581)	(1,324,225)	(13,657,206)

Other Income (Expense)
Other income	-	-	11,457
Interest expense	(197,868)	(127,097)	(1,078,179)
Amortization of debt discount	(61,349)	(66,137)	(947,241)
Loss on extinguishment of notes payable	(7,200)	-	(76,908)
Gain on settlement of note and payables, net	-	23,077	110,495

Total Other Expense	(266,417)	(170,157)	(1,980,376)

Net Loss	$(1,565,998)	$(1,494,382)	$(15,637,582)

Net Loss Per Share
- Basic and Diluted	$(0.10)	$(0.13)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	15,307,958	11,563,028

See Notes to these Condensed Consolidated Financial Statements

2 | page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statement of Changes in Stockholders' Deficiency
For the Three Months Ended March 31, 2013

(unaudited)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-In	Development	Treasury Stock
	Shares	Amount	Capital	Stage	Shares	Amount	Total
Balance - December 31, 2012	15,443,484	$15,443	$8,936,084	$(14,061,220)	(558,621)	$(32,000)	$(5,141,693)

Shares and warrants issued for cash - (at $1.50)	50,000	50	74,950	-	-	-	75,000

Shares and warrants issued for cash - (at $1.25)	180,000	180	224,820	-	-	-	225,000

Shares and warrants issued for cash - (at $1.00)	520,000	520	519,480	-	-	-	520,000

Shares (at $0.71) and warrants issued as debt discount in connection with notes payable	338,750	339	461,191	-	-	-	461,530

Shares issued in satisfaction of accrued interest - (at $0.80)	266,250	266	212,734	-	-	-	213,000

Shares issued for consulting services - (at $0.80)	60,000	60	47,940	-	-	-	48,000

Shares issued for consulting services - (at $1.50)	482	-	723	-	-	-	723

Shares and warrants issued in exchange of notes payable - (at $1.06)	112,500	113	119,587	-	-	-	119,700

Stock-based compensation	-	-	206,807	-	-	-	206,807

Net loss	-	-	-	(1,565,998)			(1,565,998)

Balance - March 31, 2013	16,971,466	$16,971	$10,804,316	$(15,627,218)	(558,621)	$(32,000)	$(4,837,931)

See Notes to these Condensed Consolidated Financial Statements

3 | page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statements of Cash Flows

(unaudited)

			Period From
			December 30,
	For The Three Months Ended		2008 (Inception)
	March 31,		to March 31,
	2013	2012	2013
Cash Flows From Operating Activities
Net loss	$(1,565,998)	$(1,494,382)	$(15,637,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	61,349	66,137	947,241
Depreciation and amortization	26,735	26,044	262,321
Loss on sale of property and equipment	-	-	21,614
Stock-based compensation	255,530	481,741	4,385,927
Loss on extinguishment of notes payable	7,200	-	76,908
Gain on settlement of note and payables, net	-	(23,077)	(110,495)
Changes in operating assets and liabilities:
Inventories	(1,338)	-	(13,822)
Prepaid expenses and other current assets	(35,000)	38,464	(53,433)
Accounts payable	1,840	312,998	719,758
Accrued expenses and other current liabilities	477,909	198,180	1,702,513

Total Adjustments	794,225	1,100,487	7,938,532

Net Cash Used In Operating Activities	(771,773)	(393,895)	(7,699,050)

Cash Flows From Investing Activities
Purchases of property and equipment	-	-	(165,776)
Proceeds from sale of property and equipment	-	-	32,000
Acquisition of intangible assets	-	-	(1,003,676)

Net Cash Used In Investing Activities	-	-	(1,137,452)

Cash Flows From Financing Activities
Proceeds from notes payable	450,000	100,500	6,289,139
Repayments of notes payable	-	(50,000)	(560,222)
Advances from director and officer	59,940	22,000	208,998
Repayment of advances from director and officer	(59,940)	(22,000)	(208,998)
Proceeds from exercise of warrants	-	-	1,875
Repurchase of common stock	-	-	(32,000)
Sales of common stock and warrants for cash	820,000	275,000	3,636,300

Net Cash Provided By Financing Activities	1,270,000	325,500	9,335,092

Net Increase (Decrease) In Cash	498,227	(68,395)	498,590

Cash - Beginning	363	71,508	-

Cash - Ending	$498,590	$3,113	$498,590

See Notes to these Condensed Consolidated Financial Statements

4 | page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statements of Cash Flows — Continued

(unaudited)

			Period from
			December 30,
	For The Three Months Ended		2008 (Inception)
	March 31,		to March 31,
	2013	2012	2013
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$16,091	$114,779	$617,908

Non-cash investing and financing activities:
Shares and warrants issued in connection with issuance or extension of notes payable	$461,530	$23,173	$1,417,170
Shares issued in satisfaction of accrued interest	$213,000	$-	$213,000
Shares issued in connection with reverse recapitalization	$-	$-	$362,000
Shares issued pursuant to reverse recapitalization and subsequently cancelled	$-	$-	$146,195
Purchase of property and equipment for note payable	$-	$-	$291,055
Purchase of property and equipment for account payable	$-	$-	$60,000
Accrued payable for treasury shares repurchased	$-	$-	$7,000
Shares reissued to former President	$-	$-	$12,577
Property and equipment returned in connection with settlement of note payable, net	$-	$-	$226,043
Shares and warrants issued in exchange of notes payable	$119,700	$75,000	$943,908
Warrant issued as partial consideration for intangible asset	$-	$-	$226,500
Reclassification of accrued interest in connection with note payable issuance	$-	$-	$6,185

See Notes to these Condensed Consolidated Financial Statements

5 | page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Business Organization, Nature of Operations, and Basis of Presentation

BioRestorative Therapies, Inc. (and including its subsidiaries, “BRT” or the “Company”) is a development stage enterprise whose primary activities since inception have been the development of its business plan, negotiating strategic alliances and other agreements, raising capital and the sponsorship of research and development activities. BRT develops medical procedures using cell and tissue protocols, primarily involving adult stem cells designed for patients to undergo minimally invasive cellular-based treatments. BRT’s website is at www.biorestorative.com. BRT’s “brtxDISC™ Program” (Disc Implanted Stem Cells) is designed to offer a non-surgical cellular therapy for the treatment and relief of bulging and herniated discs. BRT’s “ThermoStem® Program” (Brown Fat Stem Cells) focuses on treatments for metabolic disorders, specifically targeting Type 2 Diabetes and obesity by using brown fat stem cells. BRT has developed an ingredient derived from human adult stem cells, which can be used by third party companies in the development of their own skin care products. The ingredient was developed pursuant to BRT’s “brtx-C Cosmetic Program”. BRT’s Stem Pearls brand offers plant stem cell-based cosmetic skincare products that are available for purchase online at www.stempearls.com.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2013, for the three months ended March 31, 2013 and 2012 and for the period from December 30, 2008 (inception) to March 31, 2013. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2012 and for the year then ended, and for the period from December 30, 2008 (inception) to December 31, 2012, which were filed with the Securities and Exchange Commission on Form 10-K on April 2, 2013.

Effective April 15, 2013, pursuant to authority granted by the stockholders and the Board of Directors of the Company, the Company implemented a 1-for-50 reverse split of the Company’s issued and outstanding common stock (the “Reverse Split”) and a reduction in the number of shares of common stock authorized to be issued by the Company from 1,500,000,000 to 100,000,000. All share and per share information in this Form 10-Q has been retroactively adjusted to reflect the Reverse Split.

Note 2 – Going Concern and Management Plans

As of March 31, 2013, the Company had a working capital deficiency and a stockholders’ deficiency of $2,493,176 and $4,837,931, respectively. The Company has not generated significant revenues and incurred net losses of $15,637,582 during the period from December 30, 2008 (inception) through March 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

6 | page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Going Concern and Management Plans – Continued

Subsequent to March 31, 2013, the Company has raised $25,000 through equity financing and has extended the due date for the repayment of $25,000 of debt until June 30, 2013. As a result, the Company expects that the cash it has available will fund its operations only until June 2013. See Note 8 – Subsequent Events for additional details.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of Stem Cell Cayman Ltd. (“Cayman”) and Stem Pearls, LLC. All significant intercompany transactions have been eliminated in the consolidation.

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

Concentrations and Credit Risk

As of March 31, 2013, 80% of the face value of the Company’s outstanding notes payable were sourced from a single entity (the “Bermuda Lender”). See Note 5 – Notes Payable for additional discussion of the Bermuda Lender.

Cash

The Company maintains cash in bank accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible. As of March 31, 2013, the Company had $1,883 deposited with an offshore financial institution which is not insured by the Federal Deposit Insurance Corporation.

Revenue Recognition

For the three months ended March 31, 2013, the Company’s revenue was attributable to sales of Stem Pearls® skincare products. The Company’s policy is to recognize product sales when the risk of loss and title to the product transfers to the customer, after taking into account potential returns. The Company recognizes sublicensing and royalty revenue when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) the service is completed without further obligation, (iii) the sales price to the customer is fixed or determinable, and (iv) collectability is reasonably assured.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2013	2012
Options	4,078,000	2,803,000
Warrants	4,217,800	210,000
Restricted stock	-	800,000
Total potentially dilutive shares	8,295,800	3,813,000

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Since the shares underlying the Company’s 2010 Equity Participation Plan (the “Plan”) are not currently registered, the fair value of the Company’s restricted equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares. Awards granted to directors are treated on the same basis as awards granted to employees.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2013 presentation. These reclassifications have no impact on the previously reported net loss.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed in Note 8.

Recently Issued Accounting Pronouncements

In April 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-07, “Presentation of Financial Statements (Topic 205) - Liquidation Basis of Accounting." This ASU addresses the requirements and methods of applying the liquidation basis of accounting and the disclosure requirements within Accounting Standards Codification Topic 205 for the purpose of providing consistency between the financial reporting of U.S. GAAP liquidating entities. Generally, this ASU provides guidance for the preparation of financial statements and disclosures when liquidation is imminent. This ASU is effective for periods beginning after December 15, 2013 and would only have an impact on the Company’s condensed consolidated financial statements or disclosures if liquidation of the Company became imminent.

8 | page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	March 31,	December 31,
	2013	2012
	(unaudited)

Accrued loan interest	$63,427	$94,650
Credit card payable	7,244	7,662
Accrued payroll and payroll taxes	972,993	770,154
Other accrued expenses	280,985	180,531
Deferred rent	23,102	29,845
Total	$1,347,751	$1,082,842

During the three months ended March 31, 2013, the Company received an aggregate of $59,940 in non-interest bearing advances from a director and an officer of the Company and made aggregate repayments of $59,940 of advances, such that the Company had no liability at March 31, 2013. During the three months ended March 31, 2012, the Company received an aggregate of $22,000 in non-interest bearing advances from an officer of the Company and made aggregate repayments of $22,000 of advances, such that the Company had no liability at March 31, 2012.

Note 5 – Notes Payable

On March 26, 2013, Cayman borrowed an additional $450,000 from the Bermuda Lender, which was combined with the already outstanding $3,550,000 of previous borrowings from the Bermuda Lender into a new $4,000,000 zero coupon note which matures on July 31, 2014. In consideration of the additional $450,000 loan, for the waiver of accrued and unpaid interest of $213,000, and an extension of the maturity date of the outstanding loan, the Company issued to the Bermuda Lender 600,000 shares of common stock (valued at $480,000) and a five year warrant to purchase 400,000 shares of common stock at an exercise price of $2.50 per share (valued at $250,000). After determining that 266,250 shares of common stock were used to settle the accrued and unpaid interest, the Company determined that the relative fair value of the remaining equity securities issued was $457,826, which amount was set-up as debt discount and will be amortized via the interest method over the sixteen month term of the new note in accordance with Accounting Standards Codification 470-60.

In addition to the debt financing described above, during the three months ended March 31, 2013, the maturity dates of certain notes payable with an aggregate principal balance of $128,500 were extended to new maturity dates ranging from September 2013 through April 2014. All of the extended notes bear a 15% interest rate per annum payable monthly.

During the three months ended March 31, 2013, the Company and certain lenders agreed to exchange certain notes payable with an aggregate principal balance of $112,500 for an aggregate of 112,500 shares of common stock and five-year warrants to purchase an aggregate of 45,000 shares of common stock at an exercise price of $1.50 per share. The stock and warrants had an aggregate issuance date value of $90,000 and $29,700, respectively, and, as a result, the Company recorded a loss on extinguishment of $7,200. The lenders received piggyback registration rights related to the stock and the stock issuable pursuant to the warrants.

During the three months ended March 31, 2013, the Company issued 5,000 shares to a lender in connection with the 2012 extension of the maturity date of a note payable. The shares had a relative fair value of $3,704 and were expensed immediately as debt discount.

The Company recorded amortization of debt discount of $61,349 and $66,137 during the three months ended March 31, 2013 and 2012, respectively. Aggregate amortization of debt discount from December 30, 2008 (inception) to March 31, 2013 was $947,241.

9 | page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Commitments and Contingencies

Operating Lease

Rent expense amounted to approximately $36,000 and $27,000 for the three months ended March 31, 2013 and 2012, respectively. Rent expense for the period from December 30, 2008 (inception) to March 31, 2013 was approximately $270,000. Rent expense is reflected in general and administrative expenses in the condensed consolidated statements of operations.

Consulting Agreements

On February 6, 2013, pursuant to a November 15, 2012 consulting agreement extension until February 15, 2013, a consultant was issued 60,000 shares of immediately vested common stock valued at $48,000.

On February 24, 2013, a consultant was issued 482 shares of common stock for consulting services previously rendered valued at $723.

On March 20, 2013, the Company granted an immediately vested, three-year warrant to purchase 10,000 shares of common stock at an exercise price of $1.50 per share to a consultant. The grant date value of $6,600 was recognized immediately.

On March 22, 2013, the Company granted an immediately vested, five-year warrant to purchase 100,000 shares of common stock at an exercise price of $4.00 per share as consideration for legal services. The grant date value of $59,000 was recognized immediately.

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

10 | page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency

Common Stock Issuances

During the three months ended March 31, 2013, the Company issued an aggregate of 750,000 shares of common stock at prices ranging from $1.00 to $1.50 per unit to investors for aggregate gross proceeds of $820,000. In consideration of the purchases, the Company issued five-year warrants for the purchase of an aggregate of 328,000 shares of common stock, which are exercisable at exercise prices ranging from $1.50 to $4.00 per share of common stock. The warrants had an aggregate grant date fair value of $196,230.

See Note 5 – Notes Payable for details associated with common stock issued in conjunction with the extension and exchange of notes payable.

Warrant and Option Valuation

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at an annual rate of 0% for options granted during the three months ended March 31, 2013. The expected term used for warrants and options issued to non-employees is the contractual life and the expected term used for options issued to employees is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. Since the Company’s stock has not been publicly traded for a sufficiently long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Stock Warrants

See Note 5 – Notes Payable for details associated with the issuance of warrants in connection with note issuances and the exchange of notes payable. See Note 6 – Commitments and Contingencies for details associated with the issuance of warrants as compensation. See Note 7 – Stockholders’ Deficiency – Common Stock Issuances for details associated with the issuance of warrants in connection with common stock issuances.

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following weighted average assumptions:

	For The Three Months Ended
	March 31,
	2013	2012
Risk free interest rate	0.79%	0.71%
Expected term (years)	4.98	5.00
Expected volatility	135%	182%
Expected dividends	0.00%	0.00%

11 | page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Warrants – Continued

The weighted average estimated fair value of the warrants granted during the three months ended March 31, 2013 and 2012 was approximately $0.61 and $0.36 per share, respectively.

The Company recorded stock–based compensation expense of $24,200 and $12,800 during the three months ended March 31, 2013 and 2012, respectively, and $571,453 during the period from December 30, 2008 (inception) to March 31, 2013, related to stock warrants issued as compensation, which is reflected as consulting expense in the condensed consolidated statement of operations. As of March 31, 2013, there was $68,000 of unrecognized stock-based compensation expense related to stock warrants that is subject to non-employee mark-to-market adjustments and will be amortized over a weighted average period of 0.8 years.

A summary of the stock warrant activity during the three months ended March 31, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2012	3,334,800	$1.69
Granted	883,000	3.04
Exercised	-	-
Forfeited	-	-
Outstanding, March 31, 2013	4,217,800	$1.98	4.3	$12,000

Exercisable, March 31, 2013	3,357,800	$2.10	4.3	$12,000

The following table presents information related to stock warrants at March 31, 2013:

Warrants Outstanding			Warrants Exercisable
			Weighted
		Outstanding	Average	Exercisable
Exercise		Number of	Remaining Life	Number of
Price		Warrants	In Years	Warrants

$0.50		40,000	1.3	40,000
1.00		40,000	3.8	40,000
1.50		2,237,800	4.1	2,077,800
1.75		40,000	4.0	40,000
3.00		20,000	4.8	20,000
2.50		550,000	4.8	550,000
4.00		590,000	4.8	590,000
Variable	[1]	700,000	-	-
		4,217,800	4.3	3,357,800

[1] – Warrants to purchase 700,000 shares of common stock have an exercise price which is the greater of $1.50 per share or the fair market value of the common stock on the date certain performance criteria are met.

12 | page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	For The Three Months Ended
	March 31,
	2013	2012
Risk free interest rate	1.87%	0.91%
Expected term (years)	10.00	5.36
Expected volatility	135%	182%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the stock options granted during the three months ended March 31, 2013 and 2012 was approximately $0.77 and $0.39 per share, respectively.

On March 27, 2013, the Company granted a ten-year option to an advisor to purchase 60,000 shares of common stock at an exercise price of $1.50 per share, pursuant to the Plan. The shares vest as follows: (i) 30,000 shares immediately and (ii) 30,000 shares on the first anniversary of the grant date. The grant date value of $45,900 will be recognized half immediately and half proportionate to the vesting period.

The following table presents information related to stock option expense:

			Period From			Weighted
			December 30,			Average
	For The Three Months Ended		2008 (Inception)	Unrecognized		Amortization
	March 31,		to March 31,	at March 31,		Period
	2013	2012	2013	2013		(Years)

Consulting	$45,125	$267,310	$696,217	$53,125		0.7
Research and development	83,732	14,150	293,868	209,415	[1]	1.0
General and administrative	53,750	157,141	963,371	160,420		0.8

	$182,607	$438,601	$1,953,456	$422,960		0.9

[1] – Contains $95,651 of unrecognized expense that is subject to non-employee mark-to-market adjustments.

13 | page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options – Continued

A summary of the stock option activity during the three months ended March 31, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2012	4,018,000	$1.12
Granted	60,000	1.50
Exercised	-	-
Forfeited	-	-
Outstanding, March 31, 2013	4,078,000	$1.12	8.3	$132,000

Exercisable, March 31, 2013	2,979,347	$1.05	8.3	$132,000

The following table presents information related to stock options at March 31, 2013:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.50	440,000	4.8	440,000
1.00	30,000	8.5	28,000
1.05	2,280,000	8.9	1,946,667
1.10	5,000	4.2	5,000
1.20	10,000	3.2	10,000
1.25	43,000	3.7	29,680
1.40	350,000	6.0	60,000
1.50	920,000	9.7	460,000
	4,078,000	8.3	2,979,347

14 | page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Common Stock Awards

The following table presents information related to common stock award expense:

			Period From
			December 30,
	For The Three Months Ended		2008 (Inception)	Unrecognized
	March 31,		to March 31,	at March 31,
	2013	2012	2013	2013

Consulting	$48,000	$30,340	$1,736,395	$-
Research and development	723	-	723	-
General and administrative	-	-	123,900	-

	$48,723	$30,340	$1,861,018	$-

A summary of common stock award activity for the three months ended March 31, 2013 is presented below:

Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value

Non-vested, December 31, 2012	-	$-	$-
Granted	60,482	0.81	48,723
Vested	(60,482)	0.81	(48,723)
Forfeited	-	-	-
Non-vested, March 31, 2013	-	$-	$-

Note 8 – Subsequent Events

Issuance of Common Stock

Subsequent to March 31, 2013, the Company issued 20,000 shares of common stock at $1.25 per share to an investor for gross proceeds of $25,000. In consideration of the purchase, the Company issued a five-year warrant to purchase 5,000 shares of common stock, which is exercisable at $1.50 per share of common stock. The warrant had an issuance date value of $3,300.

Notes Payable

Subsequent to March 31, 2013, the Company and an investor agreed to extend a $25,000 note to June 30, 2013. The parties also agreed that if the Company subsequently received at least $500,000 of net proceeds from an equity financing, the investor would have the right to demand immediate payment of the $25,000 note. In consideration of the foregoing, the Company issued to the investor a five-year warrant to purchase 2,500 shares of common stock at an exercise price of $2.50 per share. The warrant had a relative fair value of $1,500.

15 | page

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of BioRestorative Therapies, Inc. (and including its subsidiaries, "BRT" or the “Company”) as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to BRT. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2013.

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

Overview

We are a development stage enterprise whose primary activities since inception have been the development of our business plan, negotiating strategic alliances and other agreements, raising capital and the sponsorship of research and development activities. We develop medical procedures using cell and tissue protocols, primarily involving adult stem cells, designed for patients to undergo minimally invasive cellular-based treatments. Our website is at www.biorestorative.com. Our “brtxDISC™ Program” (Disc Implanted Stem Cells) is designed to offer a non-surgical cellular therapy for the treatment and relief of bulging and herniated discs. This research is still in the non-clinical, investigational stage. Our “ThermoStem® Program” (Brown Fat Stem Cells) focuses on treatments for metabolic disorders, specifically targeting Type 2 Diabetes and obesity by using brown fat stem cells. Initial non-clinical research indicates that increased amounts of brown fat in the body may be responsible for additional caloric burning as well as reduced glucose and lipid levels in the body.

Pursuant to our “brtx-C Cosmetic Program”, we have developed an ingredient derived from human adult stem cells, which can be used by third party companies in the development of their own skin care products. Our Stem Pearls brand offers plant stem cell-based cosmetic skincare products that are available for purchase online at www.stempearls.com.

We currently are seeking to develop an infrastructure to establish a laboratory for the possible development of cellular-based treatment protocols, stem cell-related intellectual property and research applications.

Since inception, we have incurred substantial losses. As of March 31, 2013, the deficit accumulated during the development stage was $15,627,218, our stockholders’ deficiency was $4,837,931 and our working capital deficiency was $2,493,177. Through March 31, 2013, we have not yet generated significant revenues and our losses have principally been operating expenses incurred in development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

16 | page

Based upon our working capital deficiency as of March 31, 2013 and the lack of substantial revenues from inception to March 31, 2013, we require equity and/or debt financing to continue our operations. Between December 2008 and March 31, 2013, we raised an aggregate of $6,289,139 in debt financing and $3,636,300 in equity financing. As of March 31, 2013, our outstanding debt of $4,969,685, together with interest at rates ranging between 8% and 15% per annum, was due on various dates through July 2014. Subsequent to March 31, 2013 and through the filing date, we have received aggregate equity financing of $25,000 and we have extended the maturity date of a $25,000 note to June 30, 2013. As a result, we expect that the cash we have available will only fund our operations only until June 2013. We are currently considering several different financing alternatives to support our operations thereafter. If we are unable to obtain such additional financing on a timely basis and, notwithstanding any request we may make, our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. See “Liquidity and Capital Resources” below.

Consolidated Results of Operations

Three Months Ended March 31, 2013 Compared With Three Months Ended March 31, 2012

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, respectively:

	For The Three Months Ended
	March 31,
	2013	2012

Revenues	$1,130	$-

Cost of goods sold	162	-

Gross Profit	968	-

Operating Expenses
Marketing and promotion	29,881	39,987
Consulting	230,116	417,749
Research and development	400,442	53,700
General and administrative	640,110	812,789

Total Operating Expenses	1,300,549	1,324,225

Loss From Operations	(1,299,581)	(1,324,225)

Other Income (Expense)
Interest expense	(197,868)	(127,097)
Amortization of debt discount	(61,349)	(66,137)
Loss on extinguishment of notes payable	(7,200)	-
Gain on settlement of note and payables, net	-	23,077

Total Other Expense	(266,417)	(170,157)

Net Loss	$(1,565,998)	$(1,494,382)

17 | page

Gross profit

Revenues consisted of sales of Stem Pearls® skincare products. For the three months ended March 31, 2013, revenues were $1,130 as compared to $0 for the three months ended March 31, 2012.

Cost of goods sold consisted of the costs of the underlying products. For the three months ended March 31, 2013, cost of goods sold was $162 as compared to $0 for the three months ended March 31, 2012.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, and entertainment and travel expenses. For the three months ended March 31, 2013, marketing and promotion expenses decreased by $10,106, or 25%, from $39,987 to $29,881, as compared to the three months ended March 31, 2012, due to first quarter 2013 cash constraints.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended March 31, 2013, consulting expenses decreased $187,633, or 45%, from $417,749 to $230,116, as compared to the three months ended March 31, 2012. The decrease is primarily due to an approximate $190,000 decrease in non-cash stock-based compensation to directors and consultants primarily resulting from a grant of options to directors which were 50% immediately vested with a $247,000 immediate charge in the three months ended March 31, 2012.

Research and development

Research and development expenses include cash and non-cash compensation of (a) a portion of our Chief Executive Officer; (b) our Vice President of Research and Development; and (c) our Scientific Advisory Board members and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended March 31, 2013, research and development expenses increased by $346,742, or 646%, from $53,700 to $400,442, as compared to the three months ended March 31, 2012. The increase is primarily related to the commencement of our brown fat and disc/spine initiatives in the second quarter of 2012 (approximately $125,000 of the increase) and cash and non-cash compensation of (a) a portion of our Chief Executive Officer; (b) our Vice President of Research and Development; and (c) our Scientific Advisory Board members (approximately $206,000 of the increase).

We expect that our research and development expenses will continue to increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of (a) a portion of our Chief Executive Officer and (b) our Vice President of Research and Development) as well as corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the three months ended March 31, 2013, general and administrative expenses decreased by $172,679, or 21%, from $812,789 to $640,110, as compared to the three months ended March 31, 2012. The decrease is primarily due to an approximate $103,000 decrease in employee non-cash stock-based compensation related to options granted to our employees and our CEO.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the three months ended March 31, 2013, interest expense increased $70,771, or 56%, as compared to the three months ended March 31, 2012. The increase was mostly due to an increase in outstanding short-term borrowings as compared to the first quarter of 2012.

18 | page

Amortization of debt discount

For the three months ended March 31, 2013, amortization of debt discount decreased $4,788, or 7%, as compared to the three months ended March 31, 2012, primarily due to the timing of the recognition of the debt discount expense.

Loss on extinguishment of notes payable

For the three months ended March 31, 2013, we recorded a loss on extinguishment of notes payable of $7,200, which is associated with investors’ conversion of debt into equity securities.

Gain on settlement of note and payables, net

For the three months ended March 31, 2012, gain on settlement of note and payables, net was $23,077, which represented the difference between our recorded payment obligation and the agreed amount that was ultimately paid pursuant to a settlement agreement with our former chief financial officer.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	March 31,	December 31,
	2013	2012

Cash	$498,590	$363

Working Capital Deficiency	$(2,493,177)	$(2,784,676)

Notes Payable (Gross - Current)	$961,185	$1,003,685

Availability of Additional Funds

Based upon our working capital and stockholders’ deficiency of $2,493,177 and $4,837,931, respectively, as of March 31, 2013 and the insignificance of the revenues from inception to March 31, 2013, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Between December 2008 and March 31, 2013, we raised an aggregate of $6,289,139 in debt financing and $3,636,300 in equity financing. As of March 31, 2013, our outstanding debt of $4,969,685, together with interest at rates ranging between 8% and 15% per annum, was due on various dates through July 2014. Subsequent to March 31, 2013 and through the filing date, we have received aggregate equity financing of $25,000 and we extended the maturity date of a $25,000 note to June 30, 2013. As of the date of filing, our outstanding debt was as follows:

Principal
Maturity Date	Amount

On Demand	$5,000
QE 6/30/13	506,185
QE 9/30/13	325,000
QE 12/31/13	55,000
QE 3/31/14	70,000
QE 6/30/14	8,500
QE 9/30/14	4,000,000

$4,969,685

19 | page

As a result, we believe that the cash we have available as of the date of this filing will fund our operations only until June 2013. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes). Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

Our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

During the three months ended March 31, 2013, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the three months ended March 31, 2013 and 2012 in the amounts of $771,773 and $393,895, respectively. The net cash used in operating activities for the three months ended March 31, 2013 was primarily due to cash used to fund a net loss of $1,565,998, adjusted for non-cash expenses in the aggregate amount of $350,091, partially offset by $443,411 of net cash provided as a result of increases in accounts payable plus accrued expenses and other current liabilities, due to cash constraints during the period. The net cash used in operating activities for the three months ended March 31, 2012 was primarily due to cash used to fund a net loss of $1,494,382, adjusted for net non-cash expenses in the aggregate amount of $550,845, partially offset by $549,642 of cash provided by changes in operating assets and liabilities, primarily as a result of increases in accounts payable plus accrued expenses and other current liabilities, due to cash constraints during the period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2013 and 2012 was $1,270,000 and $325,500, respectively. During the three months ended March 31, 2013, $820,000 of proceeds were from equity financings and $450,000 of proceeds were from debt financings. During the three months ended March 31, 2012, $275,000 of proceeds were from equity financings and $50,500 of net proceeds were from debt financings.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed on April 2, 2013. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Off-Balance Sheet Arrangements

None.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

20 | page

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2013, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our annual report for the year ended December 31, 2011; quarterly reports for the periods ended March 31, 2012, June 30, 2012 and September 30, 2012; current reports to the Securities and Exchange Commission; and press releases made by us), and we were available to answer questions from prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficit.

		Warrants
Date Issued	Common Stock (6)	Shares (6)	Exercise Price (6)	Term (Years)	Purchaser(s)	Consideration (1)
1/10/13	20,000	8,000	$1.50	5	(3)	$25,000
1/10/13	20,000	10,000	$4.00	5	(3)	$20,000
1/22/13	16,667	6,667	$3.00	5	(3)	$25,000
1/23/13	33,333	13,334	$3.00	5	(3)	$50,000
2/3/13	50,000	20,000	$1.50	5	(3)	$50,000
2/3/13	50,000	20,000	$1.50	5	(3)	$50,000
2/5/13	20,000	5,000	$2.50	5	(3)	$25,000
2/6/13	60,000	-	$-	-	(5)	$48,000	(2)
2/8/13	5,000	-	$-	-	(3)	$4,000	(4)
2/12/13	80,000	20,000	$2.50	5	(3)	$100,000
2/12/13	20,000	5,000	$2.50	5	(3)	$25,000
2/24/13	482	-	$-	-	(5)	$723	(2)
3/4/13	40,000	10,000	$1.50	5	(3)	$50,000
3/6/13	500,000	250,000	$4.00	5	(3)	$500,000
3/19/13	12,500	5,000	$1.50	5	(3)	$12,500
3/20/13	-	10,000	$1.50	3	(5)	$6,600	(2)
3/22/13	-	100,000	$4.00	5	(5)	$59,000	(2)
3/26/13	600,000	400,000	$2.50	5	(3)	$730,000	(4) (7)

(1)	The value of the non-cash consideration was estimated to be the fair values of our restricted common stock and warrants to purchase shares of restricted common stock. Since our shares are thinly traded in the open market, the fair value of our equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares. The fair values of warrants were computed using the Black-Scholes option pricing model.

(2)	Issued in consideration of consulting services.

(3)	Accredited investor.

(4)	Issued as debt discount in connection with loans.

(5)	Consultant.

(6)	Gives retroactive effect to 1-for-50 reverse split of our issued and outstanding common stock effected on April 15, 2013.

(7)	Issued partially in satisfaction of accrued interest.

22 | page

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

23 | page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2013	BIORESTORATIVE THERAPIES, INC.

	By:	/s/ Mark Weinreb
Mark Weinreb
Chief Executive Officer
(Principal Executive and Financial Officer)

24 | page