Form 10-Q
period 2013-06-30
BioRestorative Therapies, Inc.
filed 2013-08-19
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 16, 2013, there were 16,959,053 shares of the issuer’s common stock outstanding.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Table of Contents

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	1

Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012 and for the Period from December 30, 2008 (Inception) to June 30, 2013	2

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the Six Months Ended June 30, 2013	3

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and for the Period from December 30, 2008 (Inception) to June 30, 2013	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	25

ITEM 4. Controls and Procedures.	25

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.	26

ITEM 1A. Risk Factors.	26

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	26

ITEM 3. Defaults Upon Senior Securities.	27

ITEM 4. Mine Safety Disclosures.	27

ITEM 5. Other Information.	27

ITEM 6. Exhibits.	27

Signatures.	28

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets

Current Assets:
Cash	$119	$363
Inventories	13,786	12,484
Prepaid expenses and other current assets	52,305	18,433

Total Current Assets	66,210	31,280

Property and equipment, net	41,208	59,407
Intangible assets, net	1,142,451	1,177,357
Total Assets	$1,249,869	$1,268,044

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$1,003,043	$771,429
Accrued expenses and other current liabilities	1,371,885	1,082,842
Current portion of notes payable, net of debt discount of $29,919 and $42,000 at June 30, 2013 and December 31, 2012, respectively	979,081	961,685
Total Current Liabilities	3,354,009	2,815,956
Notes payable, non-current portion, net of debt discount of $368,494 and $34,719 at June 30, 2013 and December 31, 2012, respectively	3,631,506	3,593,781
Total Liabilities	6,985,515	6,409,737

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock, $0.01 par value; Authorized, 1,000,000 shares; none issued and outstanding at June 30, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value; Authorized, 100,000,000 shares; Issued 17,299,579 and 15,443,484 shares at June 30, 2013 and December 31, 2012, respectively; Outstanding 16,740,958 and 14,884,863 shares at June 30, 2013 and December 31, 2012, respectively;	17,300	15,443
Additional paid-in capital	11,157,467	8,936,084
Deficit accumulated during development stage	(16,878,413)	(14,061,220)
Treasury stock, at cost, 558,621 shares at June 30, 2013 and December 31, 2012	(32,000)	(32,000)
Total Stockholders' Deficiency	(5,735,646)	(5,141,693)
Total Liabilities and Stockholders' Deficiency	$1,249,869	$1,268,044

See Notes to these Condensed Consolidated Financial Statements

1 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statements of Operations

(unaudited)

					Period From
	For The		For The		December 30,
	Three Months Ended		Six Months Ended		2008 (Inception)
	June 30,		June 30,		to June 30,
	2013	2012	2013	2012	2013

Revenues	$425	$10,000	$1,555	$10,000	$17,144

Cost of goods sold	36	-	198	-	1,505

Gross Profit	389	10,000	1,357	10,000	15,639

Operating Expenses
Marketing and promotion	35,711	30,609	65,592	70,596	505,390
Consulting	140,389	404,483	370,505	822,232	4,323,981
Research and development	372,916	119,349	773,358	173,049	1,729,755
General and administrative	565,251	794,759	1,205,361	1,607,548	8,227,597

Total Operating Expenses	1,114,267	1,349,200	2,414,816	2,673,425	14,786,723

Loss From Operations	(1,113,878)	(1,339,200)	(2,413,459)	(2,663,425)	(14,771,084)

Other Income (Expense)
Other income	-	-	-	-	11,457
Interest expense	(32,035)	(164,061)	(229,903)	(291,158)	(1,110,214)
Amortization of debt discount	(105,282)	(89,250)	(166,631)	(155,387)	(1,052,523)
Loss on extinguishment of notes payable	-	(53,640)	(7,200)	(53,640)	(76,908)
Gain on settlement of note and payables, net	-	-	-	23,077	110,495

Total Other Expense	(137,317)	(306,951)	(403,734)	(477,108)	(2,117,693)

Net Loss	$(1,251,195)	$(1,646,151)	$(2,817,193)	$(3,140,533)	$(16,888,777)

Net Loss Per Share
- Basic and Diluted	$(0.08)	$(0.12)	$(0.18)	$(0.25)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	16,502,710	13,169,894	15,908,635	12,366,461

See Notes to these Condensed Consolidated Financial Statements

2 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statement of Changes in Stockholders' Deficiency

For the Six Months Ended June 30, 2013

(unaudited)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-In	Development	Treasury Stock
	Shares	Amount	Capital	Stage	Shares	Amount	Total
Balance - December 31, 2012	15,443,484	$15,443	$8,936,084	$(14,061,220)	(558,621)	$(32,000)	$(5,141,693)

Shares and warrants issued for cash - (at $1.50)	50,000	50	74,950	-	-	-	75,000

Shares and warrants issued for cash - (at $1.25)	200,000	200	249,800	-	-	-	250,000

Shares and warrants issued for cash - (at $1.00)	520,000	520	519,480	-	-	-	520,000

Shares and warrants issued for cash - (at $0.85)	70,589	71	59,929	-	-	-	60,000

Shares (at $0.71) and warrants issued as debt discount in connection with notes payable	338,750	339	487,986	-	-	-	488,325

Shares issued in satisfaction of accrued interest - (at $0.80)	266,250	266	212,734	-	-	-	213,000

Shares issued for consulting services - (at $0.80)	63,334	63	50,604	-	-	-	50,667

Shares issued for consulting services - (at $1.50)	482	-	723	-	-	-	723

Shares issued for consulting services - (at $0.50)	6,668	7	3,327	-	-	-	3,334

Shares and warrants issued in exchange of notes payable - (at $1.06)	112,500	113	119,587	-	-	-	119,700

Shares issued in exchange of notes payable and accrued interest - (at $0.45)	102,583	103	46,059	-	-	-	46,162

Shares issued in exchange of notes payable - (at $0.65)	124,900	125	81,060	-	-	-	81,185

Stock-based compensation	-	-	315,144	-	-	-	315,144

Net loss	-	-	-	(2,817,193)	-	-	(2,817,193)

Balance - June 30, 2013	17,299,540	$17,300	$11,157,467	$(16,878,413)	(558,621)	$(32,000)	$(5,735,646)

See Notes to these Condensed Consolidated Financial Statements

3 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statements of Cash Flows

(unaudited)

			Period From
			December 30,
	For The Six Months Ended		2008 (Inception)
	June 30,		to June 30,
	2013	2012	2013
Cash Flows From Operating Activities
Net loss	$(2,817,193)	$(3,140,533)	$(16,888,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	166,631	155,387	1,052,523
Depreciation and amortization	53,105	36,389	288,691
Loss on sale of property and equipment	-	-	21,614
Stock-based compensation	369,868	820,008	4,500,265
Loss on extinguishment of notes payable	7,200	53,640	76,908
Gain on settlement of note and payables, net	-	(23,077)	(110,495)
Changes in operating assets and liabilities:
Inventories	(1,302)	-	(13,786)
Prepaid expenses and other current assets	(33,872)	12,362	(52,305)
Accounts payable	231,614	13,811	949,532
Accrued expenses and other current liabilities	549,690	421,424	1,774,294

Total Adjustments	1,342,934	1,489,944	8,487,241

Net Cash Used In Operating Activities	(1,474,259)	(1,650,589)	(8,401,536)

Cash Flows From Investing Activities
Purchases of property and equipment	-	(2,533)	(165,776)
Proceeds from sale of property and equipment	-	-	32,000
Acquisition of intangible assets	-	(1,000,000)	(1,003,676)

Net Cash Used In Investing Activities	-	(1,002,533)	(1,137,452)

Cash Flows From Financing Activities
Proceeds from notes payable	563,000	1,969,185	6,402,139
Repayments of notes payable	-	(50,000)	(560,222)
Advances from director and officer	75,385	22,000	224,443
Repayment of advances from director and officer	(69,370)	(22,000)	(218,428)
Proceeds from exercise of warrants	-	-	1,875
Repurchase of common stock	-	-	(32,000)
Sales of common stock and warrants for cash	905,000	675,000	3,721,300

Net Cash Provided By Financing Activities	1,474,015	2,594,185	9,539,107

Net (Decrease) Increase In Cash	(244)	(58,937)	119

Cash - Beginning	363	71,508	-

Cash - Ending	$119	$12,571	$119

See Notes to these Condensed Consolidated Financial Statements

4 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statements of Cash Flows -- Continued

(unaudited)

			Period from
			December 30,
	For The Six Months Ended		2008 (Inception)
	June 30,		to June 30,
	2013	2012	2013
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$29,101	$266,381	$630,918

Non-cash investing and financing activities:
Shares and warrants issued in connection with issuance or extension of notes payable	$488,325	$194,053	$1,443,965
Shares issued in satisfaction of accrued interest	$213,000	$-	$213,000
Shares issued in connection with reverse recapitalization	$-	$-	$362,000
Shares issued pursuant to reverse recapitalization and subsequently cancelled	$-	$-	$146,195
Purchase of property and equipment for note payable	$-	$-	$291,055
Purchase of property and equipment for account payable	$-	$-	$60,000
Accrued payable for treasury shares repurchased	$-	$-	$7,000
Shares reissued to former President	$-	$-	$12,577
Property and equipment returned in connection with settlement of note payable, net	$-	$-	$226,043
Shares and warrants issued in exchange of notes payable and accrued interest	$247,047	$600,000	$1,071,255
Warrant issued as partial consideration for intangible asset	$-	$226,500	$226,500
Reclassification of accrued interest in connection with note payable issuance	$53,100	$6,185	$59,285

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2013, for the three and six months ended June 30, 2013 and 2012 and for the period from December 30, 2008 (inception) to June 30, 2013. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2012 and for the year then ended, and for the period from December 30, 2008 (inception) to December 31, 2012, which were filed with the Securities and Exchange Commission on Form 10-K on April 2, 2013.

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

Note 2 – Going Concern and Management Plans

As of June 30, 2013, the Company had a working capital deficiency and a stockholders’ deficiency of $3,287,799 and $5,735,646, respectively. The Company has not generated significant revenues and incurred net losses of $16,888,777 during the period from December 30, 2008 (inception) through June 30, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company's primary source of operating funds since inception has been equity and debt financings. The Company intends to continue to raise additional capital through debt and equity financings. The Company is currently a development stage company and there is no assurance that these funds will be sufficient to enable the Company to fully complete its development activities or attain profitable operations. If the Company is unable to obtain such additional financing on a timely basis and, notwithstanding any request the Company may make, the Company’s debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, the Company may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations and liquidate.

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

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Going Concern and Management Plans – Continued

Subsequent to June 30, 2013, the Company has raised $171,000 through debt financing, has extended the due date for the repayment of $25,000 of debt until December 2013 and has converted certain notes payable with an aggregate principal balance of $80,000 and accrued interest of $1,253 into common stock. As a result, the Company expects that the cash it has available will fund its operations through September 2013. While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital. As of the filing date of this report, the Company has notes payable with an aggregate principal balance of $385,000 and aggregate deferred interest of $35,000 which are either due or past due. The Company is currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. However, there can be no assurance that the Company will be successful in extending or converting these notes. See Note 8 – Subsequent Events for additional details.

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

Concentrations and Credit Risk

As of June 30, 2013, 80% of the face value of the Company’s outstanding notes payable were sourced from a single entity (the “Bermuda Lender”). See Note 5 – Notes Payable for additional discussion of the Bermuda Lender.

Cash

The Company maintains cash in bank accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible. As of June 30, 2013, the Company had $183 deposited with an offshore financial institution which is not insured by the Federal Deposit Insurance Corporation.

Revenue Recognition

For the three and six months ended June 30, 2013, the Company’s revenue was attributable to sales of Stem Pearls® skincare products. The Company’s policy is to recognize product sales when the risk of loss and title to the product transfers to the customer, after taking into account potential returns. The Company recognizes sublicensing and royalty revenue when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) the service is completed without further obligation, (iii) the sales price to the customer is fixed or determinable, and (iv) collectability is reasonably assured.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2013	2012
Options	3,963,000	2,959,000
Warrants	4,370,890	2,580,000
Total potentially dilutive shares	8,333,890	5,539,000

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

8 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	June 30,	December 31,
	2013	2012
	(unaudited)

Accrued loan interest	$28,790	$94,650
Credit card payable	6,889	7,662
Accrued payroll and payroll taxes	1,030,239	770,154
Other accrued expenses	289,796	180,531
Deferred rent	16,171	29,845
Total	$1,371,885	$1,082,842

During the six months ended June 30, 2013, the Company received an aggregate of $75,385 in non-interest bearing advances from a director and an officer of the Company and made aggregate repayments of $69,370 of advances, such that the Company had a liability to the officer of $6,015 at June 30, 2013, which is due on demand. During the six months ended June 30, 2012, the Company received an aggregate of $22,000 in non-interest bearing advances from an officer of the Company and made aggregate repayments of $22,000 of advances, such that the Company had no liability at June 30, 2012.

Note 5 – Notes Payable

On March 26, 2013, Cayman borrowed an additional $450,000 from the Bermuda Lender, which was combined with the already outstanding $3,550,000 of previous borrowings from the Bermuda Lender into a new $4,000,000 zero coupon note which matures on July 31, 2014. In consideration of the additional $450,000 loan, the waiver of accrued and unpaid interest of $213,000, and an extension of the maturity date of the outstanding loan, the Company issued to the Bermuda Lender 600,000 shares of common stock (valued at $480,000) and a five year warrant to purchase 400,000 shares of common stock at an exercise price of $2.50 per share (valued at $250,000). After determining that 266,250 shares of common stock were used to settle the accrued and unpaid interest, the Company determined that the relative fair value of the remaining equity securities issued was $457,826, which amount was set-up as debt discount and will be amortized via the interest method over the sixteen month term of the new note in accordance with Accounting Standards Codification 470-60.

On April 23, 2013, the Company and a lender agreed to extend the maturity date of a $25,000 note to June 30, 2013. The note bears interest at a rate of 15% per annum payable monthly. The parties also agreed that if the Company subsequently received at least $500,000 of net proceeds from an equity financing, the lender would have the right to demand immediate payment of the $25,000 note. In consideration of the foregoing, a five-year warrant to purchase 2,500 shares of common stock at an exercise price of $2.50 per share, with a relative fair value of $892, was issued to the lender and was recorded as a debt discount. On July 23, 2013, the maturity date of the note was extended to December 31, 2013. See Note 8 – Subsequent Events – Notes Payable for additional details related to the extension.

9 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable – Continued

On June 6, 2013, the Company and a lender agreed to combine a previously outstanding $350,000 note (which was at maturity) with accrued and unpaid interest of $52,500 into a new $402,500 note (the “New Note”) which matures on December 6, 2013. The New Note bears interest at a rate of 15% per annum payable monthly. In consideration of the foregoing, a five-year warrant to purchase 50,000 shares of common stock at an exercise price of $1.75 per share, with a relative fair value of $18,435 using the Black-Scholes model, was issued to the lender and was recorded as a debt discount. In the event the New Note is not paid in full on or before December 6, 2013, the Company will issue to the lender a five-year warrant to purchase 50,000 shares of common stock at an exercise price equal to 175% of the then fair market value of the Company’s common stock. As of June 30, 2013, the value of the warrant was de minimis. The New Note shall be subject to acceleration as follows: (a) mandatory prepayment at a rate of 10.5% of Cosmetic Revenues (as defined in the New Note; excludes revenues associated with Stem Pearls® products); (b) if the Company receives debt and/or equity financing of at least $1,000,000, then $52,500 of the principal amount of the New Note shall be payable; (c) if the Company receives debt and/or equity financing of between $1,000,000 and $2,000,000, then an amount equal to 20% of such additional amount shall be payable; and (d) if the Company receives debt and/or equity financing of more than $2,000,000, then an amount equal to 10% of such additional amount shall be payable. In connection with the foregoing, the subscription agreement, dated June 6, 2012, was amended as follows: (a) the five-year period of royalty payments associated with Cosmetic Revenues shall commence on the date of the initial order of Cosmetic Products; (b) such royalty payments will range from 2% to 4% of Cosmetic Revenues, depending on the year the Cosmetic Revenues are earned and the status of the principal repayments, and are without maximum limitations. Given that the Company has not yet generated any Cosmetic Revenues, no royalty payments have been earned.

In addition to the debt financings described above, during the six months ended June 30, 2013, the Company issued an additional $113,600 of notes payable (which includes $600 of accrued interest that was converted to principal). In connection with the financings, a five-year warrant to purchase 25,000 shares of common stock at an exercise price of $2.50 per share, with a relative fair value of $7,468 using the Black-Scholes model, was issued to one of the lenders and was recorded as a debt discount. These notes are payable 6-12 months from the date of issuance and have a rate of interest of 15% per annum payable monthly.

In addition to the debt financings described above, during the six months ended June 30, 2013, the maturity dates of certain notes payable with an aggregate principal balance of $128,500 were extended to new maturity dates ranging from September 2013 through April 2014. All of the extended notes bear a 15% interest rate per annum payable monthly.

During the six months ended June 30, 2013, the Company and certain lenders agreed to exchange certain notes payable with an aggregate principal balance of $239,285, along with accrued and unpaid interest of $562, for an aggregate of 339,983 shares of common stock and five-year warrants to purchase an aggregate of 45,000 shares of common stock at an exercise price of $1.50 per share. The stock and warrants had an aggregate issuance date value of $247,047 and, as a result, the Company recorded a loss on extinguishment of $7,200. The lenders received piggyback registration rights related to the stock and the stock issuable pursuant to the warrants.

During the six months ended June 30, 2013, the Company issued 5,000 shares to a lender in connection with the 2012 extension of the maturity date of a note payable. The shares had a relative fair value of $3,704 and were expensed immediately as debt discount.

The Company recorded amortization of debt discount of $105,282 and $166,631 during the three and six months ended June 30, 2013, respectively, and $89,250 and $155,387 during the three and six months ended June 30, 2012, respectively. Aggregate amortization of debt discount from December 30, 2008 (inception) to June 30, 2013 was $1,052,523.

10 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Commitments and Contingencies

Operating Lease

Rent expense amounted to approximately $16,000 and $52,000 during the three and six months ended June 30, 2013, respectively, and $23,000 and $50,000 during the three and six months ended June 30, 2012, respectively. Rent expense for the period from December 30, 2008 (inception) to June 30, 2013 was approximately $286,000. Rent expense is reflected in general and administrative expenses in the condensed consolidated statements of operations.

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

During the six months ended June 30, 2013, a consultant was issued 10,002 shares of immediately vested common stock valued at $6,001.

Agreement in Principle

On February 8, 2013, the Company entered into an agreement in principle with an investment banker to act as the Company’s financial advisor and as placement agent in the event the Company conducts a specified proposed offering of equity securities. The agreement in principle expired on July 15, 2013. The investment banker was paid $25,000 as a placement fee advance, which is to be applied against the final placement fee, when and if earned, which will be 7.5% of the gross proceeds of the proposed offering. In addition, the investment banker would be entitled to five-year warrants for the purchase of a number of shares equal to 5% of the shares issued in the proposed offering and the exercise price would be equal to 125% of the offering price. The Company has agreed to reimburse up to $100,000 of the investment banker’s legal out-of-pocket costs, plus other sundry expenditures, in connection with the proposed offering of securities. As of the filing date of this report, the proposed offering was still under review and had not commenced. This disclosure does not constitute an offer of any securities for sale and there can be no assurance that the Company will be able to sell securities under this offering.

Claims

On June 14, 2013, the Company received a claim letter from counsel to an alleged former consultant to the Company. The claims are associated with an alleged loan made in 2009 and an alleged consulting/employment agreement entered into with the Company in 2008. The aggregate claims are for approximately $218,000 of cash and approximately 93,912 shares of the Company’s common stock. The Company believes that the claims are without merit and it intends to vigorously defend this matter.

11 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency

Common Stock Issuances

During the six months ended June 30, 2013, the Company issued an aggregate of 840,589 shares of common stock at prices ranging from $0.85 to $1.50 per unit to investors for aggregate gross proceeds of $905,000. In consideration of the purchases, the Company issued five-year warrants for the purchase of an aggregate of 403,590 shares of common stock, which are exercisable at exercise prices ranging from $1.50 to $4.00 per share of common stock. The warrants had an aggregate grant date fair value of $224,313.

See Note 5 – Notes Payable for details associated with common stock issued in conjunction with the extension and exchange of notes payable and related accrued interest.

See Note 6 – Commitments and Contingencies for details associated with common stock issued in conjunction with consulting agreements.

Warrant and Option Valuation

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at an annual rate of 0% for options granted during the three and six months ended June 30, 2013. The expected term used for warrants and options issued to non-employees is the contractual life and the expected term used for options issued to employees is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. Since the Company’s stock has not been publicly traded for a sufficiently long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

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

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following weighted average assumptions:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Risk free interest rate	0.93%	0.76%	0.81%	0.76%
Expected term (years)	5.00	5.00	4.98	5.00
Expected volatility	135.00%	183.00%	135.00%	182.93%
Expected dividends	0.00%	0.00%	0.00%	0.00%

The weighted average estimated fair value of the warrants granted during the three and six months ended June 30, 2013 was $0.36 and $0.63, respectively, and was $0.66 and $0.63 during the three and six months ended June 30, 2012, respectively.

12 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Warrants – Continued

The Company recorded stock–based compensation credit of $3,596 and expense of $20,604 during the three and six months ended June 30, 2013, respectively, and $180,312 and $193,112 during the three and six months ended June 30, 2012, respectively, and $567,857 during the period from December 30, 2008 (inception) to June 30, 2013, related to stock warrants issued as compensation, which is reflected as consulting expense in the condensed consolidated statement of operations. As of June 30, 2013, there was $28,444 of unrecognized stock-based compensation expense related to stock warrants that is subject to non-employee mark-to-market adjustments and will be amortized over a weighted average period of 0.5 years.

A summary of the stock warrant activity during the six months ended June 30, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2012	3,334,800	$1.69
Granted	1,036,090	2.92
Exercised	-	-
Forfeited	-	-
Outstanding, June 30, 2013	4,370,890	$1.98	4.1	$-

Exercisable, June 30, 2013	3,510,890	$2.10	4.1	$-

The following table presents information related to stock warrants at June 30, 2013:

Warrants Outstanding			Warrants Exercisable
			Weighted
		Outstanding	Average	Exercisable
Exercise		Number of	Remaining Life	Number of
Price		Warrants	In Years	Warrants

$0.50		40,000	1.1	40,000
1.00		40,000	3.5	40,000
1.50		2,242,800	3.9	2,082,800
1.75		90,000	4.4	90,000
2.00		35,294	5.0	35,294
2.50		577,500	4.6	577,500
3.00		55,296	4.8	55,296
4.00		590,000	4.5	590,000
Variable	[1]	700,000	-	-
		4,370,890	4.1	3,510,890

[1] – Warrants to purchase 700,000 shares of common stock have an exercise price which is the greater of $1.50 per share or the fair market value of the common stock on the date certain performance criteria are met. Exercisability of warrants is subject to satisfaction of certain performance criteria.

13 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Risk free interest rate	1.13%	0.92%	1.81%	0.91%
Expected term (years)	5.00	5.95	9.62	5.40
Expected volatility	135.00%	183.00%	135.00%	182.06%
Expected dividends	0.00%	0.00%	0.00%	0.00%

The weighted average estimated fair value of the options granted during the three and six months ended June 30, 2013 was $0.41 and $0.74, respectively, and was $0.77 and $0.41 during the three and six months ended June 30, 2012, respectively.

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

On June 10, 2013, the Company granted a five-year option to an advisor to purchase 5,000 shares of immediately-vested common stock at an exercise price of $1.00 per share, pursuant to the Plan. The grant date value of $2,056 was recognized immediately.

The following table presents information related to stock option expense:

					Period From			Weighted
	For The		For The		December 30,			Average
	Three Months Ended		Six Months Ended		2008 (Inception)	Unrecognized		Amortization
	June 30,		June 30,		to June 30,	at June 30,		Period
	2013	2012	2013	2012	2013	2013		(Years)

Consulting	$19,125	$58,500	$64,250	$325,810	$715,342	$34,000		0.4
Research and development	40,127	22,959	123,859	37,109	333,995	118,062	[1]	0.8
General and administrative	52,681	35,096	106,431	192,237	1,016,052	107,739		0.5

	$111,933	$116,555	$294,540	$555,156	$2,065,389	$259,801		0.6

[1] – Contains $38,648 of unrecognized expense that is subject to non-employee mark-to-market adjustments.

14 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options – Continued

A summary of the stock option activity during the six months ended June 30, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2012	4,018,000	$1.12
Granted	65,000	1.46
Exercised	-	-
Forfeited	(120,000)	-
Outstanding, June 30, 2013	3,963,000	$1.14	8.3	$-

Exercisable, June 30, 2013	2,889,667	$1.07	8.3	$-

The following table presents information related to stock options at June 30, 2013:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.50	320,000	6.4	320,000
1.00	35,000	7.7	35,000
1.05	2,280,000	8.6	1,946,667
1.10	5,000	3.9	5,000
1.20	10,000	2.9	10,000
1.25	43,000	3.4	43,000
1.40	350,000	6.1	70,000
1.50	920,000	9.4	460,000
	3,963,000	8.3	2,889,667

Common Stock Awards

The following table presents information related to common stock award expense:

					Period From
	For The		For The		December 30,
	Three Months Ended		Six Months Ended		2008 (Inception)	Unrecognized
	June 30,		June 30,		to June 30,	at June 30,
	2013	2012	2013	2012	2013	2013

Consulting	$6,001	$41,400	$54,001	$71,740	$1,742,396	$-
Research and development	-	-	723	-	723	-
General and administrative	-	-	-	-	123,900	-

	$6,001	$41,400	$54,724	$71,740	$1,867,019	$-

15 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Common Stock Awards – Continued

A summary of common stock award activity for the six months ended June 30, 2013 is presented below:

Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value

Non-vested, December 31, 2012	-	$-	$-
Granted	70,484	0.78	54,724
Vested	(70,484)	0.78	(54,724)
Forfeited	-	-	-
Non-vested, June 30, 2013	-	$-	$-

Note 8 – Subsequent Events

Short Term Advances

Subsequent to June 30, 2013, the Company received an aggregate of $29,930 in non-interest bearing advances from a director, an officer and a family member of the same officer. As of the filing date of this report, the Company had not repaid any of the advances.

Notes Payable

On July 19, 2013, the Company issued a lender a one-month note payable in the amount of $85,000, with interest of $15,000 due upon maturity (the “Guaranteed Interest Amount”). In connection with the note, a five-year warrant to purchase 10,000 shares of common stock at an exercise price of $1.50 per share was issued. The warrant had a relative fair value of $3,767. In the event that the principal and Guaranteed Interest Amount is not paid in full by the maturity date, the Company shall be obligated to pay to the lender interest on the unpaid principal sum and the unpaid Guaranteed Interest Amount at a rate of 15% per annum payable monthly.

On July 23, 2013, the maturity date of a note payable with a principal balance of $25,000 was extended to December 31, 2013. The extended note continues to bear interest at a rate of 15% per annum payable monthly. In connection with the extension, a five-year warrant to purchase 10,000 shares of common stock at an exercise price of $1.50 per share, with a relative fair value of $3,405, was issued.

On August 5, 2013, the Company issued a lender a six-month convertible note payable in the amount of $36,000. The note bears interest at a rate of 12% per annum payable upon maturity. The note is convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to maturity and ending on the day immediately prior to maturity (the “Conversion Period”). The conversion price of the note is equal to the greater of (a) 60% of the fair value of the Company’s common stock, as determined by the average closing price of the Company’s common stock on the five trading days immediately preceding the Conversion Period or (b) $0.05 per share.

On August 8, 2013, the Company repaid $2,000 of a note payable with an outstanding principal balance of $8,500.

On August 14, 2013, the Company issued a lender a one-year note payable in the amount of $50,000. The note bears interest at a rate of 15% per annum payable monthly. In connection with the note, a five-year warrant to purchase 25,000 shares of common stock at an exercise price of $1.50 per share was issued. The warrant had a relative fair value of $8,239.

16 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Subsequent Events – Continued

Notes Payable – Continued

Subsequent to June 30, 2013, the Company and certain lenders agreed to exchange notes payable with an aggregate principal balance of $80,000 and accrued interest of $1,253 for an aggregate of 188,134 shares of the Company’s common stock.

As of the filing date of this report, the Company has notes payable with an aggregate principal balance of $385,000 and aggregate deferred interest of $35,000 which are either due or past due. The Company is currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. However, there can be no assurance that the Company will be successful in extending or converting these notes.

Stock Option Grant

On July 2, 2013, the Company granted a ten-year option to an advisor to purchase 100,000 shares of common stock at an exercise price of $1.00 per share, pursuant to the Plan. The shares vest as follows: (i) 50,000 shares immediately and (ii) 50,000 shares on the first anniversary of the grant date. The grant date value of $47,960 will be recognized proportionate to the vesting period.

Common Stock Issuances

Subsequent to June 30, 2013, the Company issued an aggregate of 30,000 shares of common stock valued at $15,000 to consultants pursuant to consulting agreements.

17 | Page

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of BioRestorative Therapies, Inc. (and including its subsidiaries, "BRT" or the “Company”) as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to BRT. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2013.

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

Since inception, we have incurred substantial losses. As of June 30, 2013, the deficit accumulated during the development stage was $16,878,413, our stockholders’ deficiency was $5,735,646 and our working capital deficiency was $3,287,799. Through June 30, 2013, we have not yet generated significant revenues and our losses have principally been operating expenses incurred in development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

18 | Page

Based upon our working capital deficiency as of June 30, 2013 and the lack of substantial revenues from inception to June 30, 2013, we require equity and/or debt financing to continue our operations. Between December 2008 and June 30, 2013, we raised an aggregate of $6,402,139 in debt financing and $3,721,300 in equity financing. As of June 30, 2013, our outstanding debt of $5,009,000, together with interest at rates ranging between 8% and 15% per annum, was due on various dates through July 2014. Subsequent to June 30, 2013 and through the filing date, we have received aggregate debt financing of $171,000, we have extended the maturity date of a note with a principal amount of $25,000 to December 2013 and we converted certain notes payable with an aggregate principal balance of $80,000 and accrued interest of $1,253 into common stock. As a result, we expect that the cash we have available will fund our operations through September 2013. While there can be no assurance that we will be successful, we are in active negotiations to raise additional capital. If we are unable to obtain such additional financing on a timely basis and, notwithstanding any request we may make, our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. See “Liquidity and Capital Resources” below.

Consolidated Results of Operations

Three Months Ended June 30, 2013 Compared With Three Months Ended June 30, 2012

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended June 30, 2013 and 2012, respectively:

	For The
	Three Months Ended
	June 30,
	2013	2012

Revenues	$425	$10,000

Cost of goods sold	36	-

Gross Profit	389	10,000

Operating Expenses
Marketing and promotion	35,711	30,609
Consulting	140,389	404,483
Research and development	372,916	119,349
General and administrative	565,251	794,759

Total Operating Expenses	1,114,267	1,349,200

Loss From Operations	(1,113,878)	(1,339,200)

Other Income (Expense)
Interest expense	(32,035)	(164,061)
Amortization of debt discount	(105,282)	(89,250)
Loss on extinguishment of notes payable	-	(53,640)

Total Other Expense	(137,317)	(306,951)

Net Loss	$(1,251,195)	$(1,646,151)

19 | Page

Gross profit

Revenues consisted of sales of Stem Pearls® skincare products during the three months ended June 30, 2013. For the three months ended June 30, 2012, revenues were entirely attributable to sublicense fees. For the three months ended June 30, 2013, revenues were $425 as compared to $10,000 for the three months ended June 30, 2012.

Cost of goods sold consisted of the costs of the underlying products. For the three months ended June 30, 2013, cost of goods sold was $36 as compared to $0 for the three months ended June 30, 2012.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, and entertainment and travel expenses. For the three months ended June 30, 2013, marketing and promotion expenses increased by $5,102, or 17%, from $30,609 to $35,711, as compared to the three months ended June 30, 2012, primarily due to increased travel expenses.

We expect that marketing and promotion expenses will continue to increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended June 30, 2013, consulting expenses decreased $264,094, or 65%, from $404,483 to $140,389, as compared to the three months ended June 30, 2012. The decrease is primarily due to an approximate $260,000 decrease in non-cash stock-based compensation to directors and consultants primarily resulting from the issuance of warrants to consultants which were immediately vested with a $180,000 immediate charge in the three months ended June 30, 2012.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Chief Executive Officer (in part); (b) our Vice President of Research and Development; and (c) our Scientific Advisory Board members, and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended June 30, 2013, research and development expenses increased by $253,567, or 212%, from $119,349 to $372,916, as compared to the three months ended June 30, 2012. The increase is primarily related to the commencement of our brown fat and disc/spine initiatives at the end of the second quarter of 2012 (approximately $104,000 of the increase) and cash and non-cash compensation of (a) our Chief Executive Officer (in part); (b) our Vice President of Research and Development; and (c) our Scientific Advisory Board members (approximately $119,000 of the increase).

We expect that our research and development expenses will continue to increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of (a) our Chief Executive Officer attributable to research and development and (b) our Vice President of Research and Development) as well as corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the three months ended June 30, 2013, general and administrative expenses decreased by $229,508, or 29%, from $794,759 to $565,251, as compared to the three months ended June 30, 2012. The decrease is primarily as a result of greater salary and executive bonus expense (approximately $30,000 of the decrease) and the tax liability associated with the vesting of our CEO’s restricted stock (approximately $173,000 of the decrease) in the three months ended June 30, 2012.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the three months ended June 30, 2013, interest expense decreased $132,026, or 80%, as compared to the three months ended June 30, 2012. The decrease was due to a reduction in interest-bearing outstanding short-term borrowings as compared to the second quarter of 2012.

20 | Page

Amortization of debt discount

For the three months ended June 30, 2013, amortization of debt discount increased by $16,032, or 18%, as compared to the three months ended June 30, 2012, primarily due to the timing of the recognition of the debt discount expense.

Loss on extinguishment of notes payable

For the three months ended June 30, 2012, we recorded a loss on extinguishment of notes payable of $53,640, which is associated with the excess value of equity securities exchanged for outstanding debt obligations.

Six Months Ended June 30, 2013 Compared With Six Months Ended June 30, 2012

The following table presents selected items in our unaudited condensed consolidated statements of operations for the six months ended June 30, 2013 and 2012, respectively:

	For The
	Six Months Ended
	June 30,
	2013	2012

Revenues	$1,555	$10,000

Cost of goods sold	198	-

Gross Profit	1,357	10,000

Operating Expenses
Marketing and promotion	65,592	70,596
Consulting	370,505	822,232
Research and development	773,358	173,049
General and administrative	1,205,361	1,607,548

Total Operating Expenses	2,414,816	2,673,425

Loss From Operations	(2,413,459)	(2,663,425)

Other Income (Expense)
Interest expense	(229,903)	(291,158)
Amortization of debt discount	(166,631)	(155,387)
Loss on extinguishment of notes payable	(7,200)	(53,640)
Gain on settlement of note and payables, net	-	23,077

Total Other Expense	(403,734)	(477,108)

Net Loss	$(2,817,193)	$(3,140,533)

21 | Page

Gross profit

Revenues consisted of sales of Stem Pearls® skincare products during the six months ended June 30, 2013. For the six months ended June 30, 2012, revenues were entirely attributable to sublicense fees. For the six months ended June 30, 2013, revenues were $1,555 as compared to $10,000 for the six months ended June 30, 2012.

Cost of goods sold consisted of the costs of the underlying products. For the six months ended June 30, 2013, cost of goods sold was $198 as compared to $0 for the six months ended June 30, 2012.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, and entertainment and travel expenses. For the six months ended June 30, 2013, marketing and promotion expenses decreased by $5,004, or 7%, from $70,596 to $65,592, as compared to the six months ended June 30, 2012, primarily due to cash constraints.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the six months ended June 30, 2013, consulting expenses decreased $451,727, or 55%, from $822,232 to $370,505, as compared to the six months ended June 30, 2012. The decrease is primarily due to an approximate $449,000 decrease in non-cash stock-based compensation to directors and consultants primarily resulting from a grant of options to directors which were 50% immediately vested with a $247,000 immediate charge in the six months ended June 30, 2012 and the issuance of warrants to consultants which were immediately vested with a $180,000 immediate charge in the six months ended June 30, 2012.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Chief Executive Officer (in part); (b) our Vice President of Research and Development; and (c) our Scientific Advisory Board members, and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the six months ended June 30, 2013, research and development expenses increased by $600,309, or 347%, from $173,049 to $773,358, as compared to the six months ended June 30, 2012. The increase is primarily related to the commencement of our brown fat and disc/spine initiatives at the end of the second quarter of 2012 (approximately $215,000 of the increase) and cash and non-cash compensation of (a) our Chief Executive Officer (in part); (b) our Vice President of Research and Development; and (c) our Scientific Advisory Board members (approximately $294,000 of the increase).

We expect that our research and development expenses will continue to increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of (a) our Chief Executive Officer attributable to research and development and (b) our Vice President of Research and Development) as well as corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the six months ended June 30, 2013, general and administrative expenses decreased by $402,187, or 25%, from $1,607,548 to $1,205,361, as compared to the six months ended June 30, 2012. The decrease is primarily as a result of greater salary and executive bonus expense (approximately $130,000 of the decrease) and the tax liability associated with the vesting of our CEO’s restricted stock (approximately $173,000 of the decrease) in the six months ended June 30, 2012 as well as a decrease in employee non-cash stock-based compensation related to options granted to our employees and our CEO (approximately $86,000 of the decrease).

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

22 | Page

Interest expense

For the six months ended June 30, 2013, interest expense decreased $61,255, or 21%, as compared to the six months ended June 30, 2012. The decrease was due to a reduction in interest-bearing outstanding short-term borrowings as compared to the six months ended June 30, 2012.

Amortization of debt discount

For the six months ended June 30, 2013, amortization of debt discount increased by $11,244, or 7%, as compared to the six months ended June 30, 2012, primarily due to the timing of the recognition of the debt discount expense.

Loss on extinguishment of notes payable

For the six months ended June 30, 2013, loss on extinguishment of notes payable decreased by $46,440, or 87%, as compared to the six months ended June 30, 2012, which is associated with the excess value of equity securities exchanged for outstanding debt obligations.

Gain on settlement of note and payables, net

For the six months ended June 30, 2012, gain on settlement of note and payables, net was $23,077, which represented the difference between our recorded payment obligation and the agreed amount that was ultimately paid pursuant to a settlement agreement with our former chief financial officer.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	June 30,	December 31,
	2013	2012

Cash	$119	$363

Working Capital Deficiency	$(3,287,799)	$(2,784,676)

Notes Payable (Gross - Current)	$1,009,000	$1,003,685

Availability of Additional Funds

Based upon our working capital and stockholders’ deficiency of $3,287,799 and $5,735,646, respectively, as of June 30, 2013 and the insignificance of the revenues from inception to June 30, 2013, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

23 | Page

Between December 2008 and June 30, 2013, we raised an aggregate of $6,402,139 in debt financing and $3,721,300 in equity financing. As of June 30, 2013, our outstanding debt of $5,009,000, together with interest at rates ranging between 8% and 15% per annum, was due on various dates through July 2014. Subsequent to June 30, 2013 and through the filing date, we have received aggregate debt financing of $171,000, we have extended the maturity date of a note with a principal amount of $25,000 to December 2013 and we converted certain notes payable with an aggregate principal balance of $80,000 and accrued interest of $1,253 into common stock. As of the date of filing, our outstanding debt was as follows:

Principal
Maturity Date	Amount

Due/Past Due/On Demand	$390,000
QE 9/30/13	25,000
QE 12/31/13	525,500
QE 3/31/14	61,000
QE 6/30/14	46,500
QE 9/30/14	4,050,000

$5,098,000

As a result, we expect that the cash we have available will fund our operations through September 2013. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes). Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

During the six months ended June 30, 2013, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the six months ended June 30, 2013 and 2012 in the amounts of $1,474,259 and $1,650,589, respectively. The net cash used in operating activities for the six months ended June 30, 2013 was primarily due to cash used to fund a net loss of $2,817,193, adjusted for non-cash expenses in the aggregate amount of $596,804, partially offset by $746,130 of net cash provided primarily as a result of increases in accounts payable plus accrued expenses and other current liabilities, due to cash constraints during the period. The net cash used in operating activities for the six months ended June 30, 2012 was primarily due to cash used to fund a net loss of $3,140,533, adjusted for non-cash expenses in the aggregate amount of $1,042,347, partially offset by $447,597 of cash provided by changes in the levels of operating assets and liabilities as a result of increases in accounts payable plus accrued expenses and other current liabilities.

24 | Page

Net Cash Used in Investing Activities

During the six months ended June 30, 2013, no cash was used in investing activities. During the six months ended June 30, 2012, cash used in investing activities was $1,002,533, primarily due to cash used to acquire intangible assets in the amount of $1,000,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2013 and 2012 was $1,474,015 and $2,594,185, respectively. During the six months ended June 30, 2013, $905,000 of proceeds were from equity financings and $569,015 of proceeds were from debt financings. During the six months ended June 30, 2012, $675,000 of proceeds were from equity financings and $1,919,185 of proceeds, net of repayments, were from debt financings.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

25 | Page

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2013, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including, as applicable, information contained in our annual report for the year ended December 31, 2012; quarterly report for the period ended March 31, 2013; current reports to the Securities and Exchange Commission; and press releases made by us), and we were available to answer questions from prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficit.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price		Term (Years)	Purchaser(s)	Consideration (1)
4/10/13	3,334	-	$-		-	(5)	$2,667	(2)
5/1/13	20,000	5,000	$1.50		5	(3)	$25,000
5/3/13	3,334	-	$-		-	(5)	$1,667	(2)
5/24/13	102,583	-	$-		-	(3)	$46,162
6/1/13	-	25,000	$2.50		5	(3)	$7,468	(4)
6/7/13	3,334	-	$-		-	(5)	$1,667	(2)
6/11/13	47,060	47,060	$2.50	(6)	5	(3)	$40,000
6/15/13	124,900	-	$-		-	(3)	$81,185
6/18/13	23,529	23,529	$2.50	(7)	5	(3)	$20,000

(1)	The value of the non-cash consideration was estimated to be the fair values of our restricted common stock and warrants to purchase shares of restricted common stock. Since our shares are thinly traded in the open market, the fair value of our equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares. The fair values of warrants were computed using the Black-Scholes option pricing model.

(2)	Issued in consideration of consulting services.

(3)	Accredited investor.

(4)	Issued as debt discount in connection with loans.

(5)	Consultant.

(6)	Warrants to purchase 23,530 and 23,530 shares of common stock have exercise prices per share of $2.00 and $3.00, respectively.

(7)	Warrants to purchase 11,764 and 11,765 shares of common stock have exercise prices per share of $2.00 and $3.00, respectively.

26 | Page

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

27 | Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2013	BIORESTORATIVE THERAPIES, INC.

	By:	/s/ Mark Weinreb
Mark Weinreb
Chief Executive Officer
(Principal Executive and Financial Officer)

28 | Page