Form 10-Q
period 2013-09-30
BioRestorative Therapies, Inc.
filed 2013-11-19
CIK 1505497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of November 14, 2013, there were 17,159,778 shares of the issuer’s common stock outstanding.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Table of Contents

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	1

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 and for the Period from December 30, 2008 (Inception) to September 30, 2013	2

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the Nine Months Ended September 30, 2013	3

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 and for the Period from December 30, 2008 (Inception) to September 30, 2013	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	25

ITEM 4. Controls and Procedures.	26

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.	27

ITEM 1A. Risk Factors.	27

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	27

ITEM 3. Defaults Upon Senior Securities.	28

ITEM 4. Mine Safety Disclosures.	28

ITEM 5. Other Information.	28

ITEM 6. Exhibits.	28

Signatures.	29

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current Assets:
Cash	$642	$363
Inventories	17,965	12,484
Prepaid expenses and other current assets	47,706	18,433

Total Current Assets	66,313	31,280

Property and equipment, net	32,703	59,407
Intangible assets, net	1,124,997	1,177,357

Total Assets	$1,224,013	$1,268,044

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$1,156,272	$771,429
Accrued expenses and other current liabilities	1,736,138	1,082,842
Current portion of notes payable, net of debt discount of $340,353 and $42,000 at September 30, 2013 and December 31, 2012, respectively	4,965,647	961,685

Total Current Liabilities	7,858,057	2,815,956
Notes payable, non-current portion, net of debt discount of $0 and $34,719 at September 30, 2013 and December 31, 2012, respectively	-	3,593,781

Total Liabilities	7,858,057	6,409,737

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock, $0.01 par value;
Authorized, 1,000,000 shares; none issued and outstanding at September 30, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value;
Authorized, 100,000,000 shares;
Issued 17,668,399 and 15,443,484 shares at September 30, 2013 and December 31, 2012, respectively;
Outstanding 17,109,778 and 14,884,863 shares at September 30, 2013 and December 31, 2012, respectively;	17,668	15,443
Additional paid-in capital	11,561,709	8,936,084
Deficit accumulated during development stage	(18,181,421)	(14,061,220)
Treasury stock, at cost, 558,621 shares at September 30, 2013 and December 31, 2012	(32,000)	(32,000)

Total Stockholders' Deficiency	(6,634,044)	(5,141,693)

Total Liabilities and Stockholders' Deficiency	$1,224,013	$1,268,044

See Notes to these Condensed Consolidated Financial Statements

1 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statements of Operations

(unaudited)

					Period From
	For The		For The		December 30,
	Three Months Ended		Nine Months Ended		2008 (Inception)
	September 30,		September 30,		to September 30,
	2013	2012	2013	2012	2013

Revenues	$125	$5,225	$1,680	$15,225	$17,269

Cost of goods sold	10	1,270	208	1,270	1,515

Gross Profit	115	3,955	1,472	13,955	15,754

Operating Expenses
Marketing and promotion	17,391	15,012	82,983	85,608	522,781
Consulting	182,899	392,352	553,404	1,214,584	4,506,880
Research and development	414,918	275,315	1,188,276	448,364	2,144,673
General and administrative	513,909	526,458	1,719,270	2,134,006	8,741,506

Total Operating Expenses	1,129,117	1,209,137	3,543,933	3,882,562	15,915,840

Loss From Operations	(1,129,002)	(1,205,182)	(3,542,461)	(3,868,607)	(15,900,086)

Other Income (Expense)
Other income	-	-	-	-	11,457
Interest expense	(56,036)	(172,411)	(285,939)	(463,569)	(1,166,250)
Amortization of debt discount	(117,970)	(99,501)	(284,601)	(254,888)	(1,170,493)
Loss on extinguishment of notes payable	-	-	(7,200)	(53,640)	(76,908)
Gain on settlement of note and
payables, net	-	-	-	23,077	110,495

Total Other Expense	(174,006)	(271,912)	(577,740)	(749,020)	(2,291,699)

Net Loss	$(1,303,008)	$(1,477,094)	$(4,120,201)	$(4,617,627)	$(18,191,785)

Net Loss Per Share
- Basic and Diluted	$(0.08)	$(0.11)	$(0.25)	$(0.36)

Weighted Average Number of
Common Shares Outstanding
- Basic and Diluted	16,937,376	13,653,328	16,255,317	12,798,547

See Notes to these Condensed Consolidated Financial Statements

2 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statement of Changes in Stockholders' Deficiency
For the Nine Months Ended September 30, 2013

(unaudited)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-In	Development	Treasury Stock
	Shares	Amount	Capital	Stage	Shares	Amount	Total
Balance - December 31, 2012	15,443,484	$15,443	$8,936,084	$(14,061,220)	(558,621)	$(32,000)	$(5,141,693)

Shares and warrants issued for cash - (at $1.50)	50,000	50	74,950	-	-	-	75,000

Shares and warrants issued for cash - (at $1.25)	200,000	200	249,800	-	-	-	250,000

Shares and warrants issued for cash - (at $1.00)	520,000	520	519,480	-	-	-	520,000

Shares and warrants issued for cash - (at $0.85)	70,589	71	59,929	-	-	-	60,000

Shares (at $0.71) and warrants issued as debt discount in connection with notes payable	338,750	339	547,896	-	-	-	548,235

Shares issued in satisfaction of accrued interest - (at $0.80)	266,250	266	212,734	-	-	-	213,000

Shares issued for consulting services - (at $0.50)	17,500	17	8,733	-	-	-	8,750

Shares issued for consulting services - (at $0.60)	16,667	17	9,983	-	-	-	10,000

Shares issued for consulting services - (at $0.73)	5,885	6	4,290	-	-	-	4,296

Shares issued for consulting services - (at $0.80)	75,834	75	60,592	-	-	-	60,667

Shares issued for consulting services - (at $1.50)	482	-	723	-	-	-	723

Shares issued for consulting services - (at $0.50)	6,668	7	3,327	-	-	-	3,334

Shares and warrants issued in exchange of notes payable - (at $1.06)	112,500	113	119,587	-	-	-	119,700

Shares issued in exchange of notes payable and accrued interest - (at $0.40)	256,268	256	102,251	-	-	-	102,507

Shares issued in exchange of notes payable and accrued interest - (at $0.45)	102,583	103	46,059	-	-	-	46,162

Shares issued in exchange of notes payable - (at $0.50.)	60,000	60	29,940	-	-	-	30,000

Shares issued in exchange of notes payable - (at $0.65)	124,900	125	81,060	-	-	-	81,185

Stock-based compensation	-	-	494,291	-	-	-	494,291

Impact of share rounding as a result of reverse stock split	39	-	-	-	-	-	-

Net loss	-	-	-	(4,120,201)	-	-	(4,120,201)

Balance - September 30, 2013	17,668,399	$17,668	$11,561,709	$(18,181,421)	(558,621)	$(32,000)	$(6,634,044)

See Notes to these Condensed Consolidated Financial Statements

3 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statements of Cash Flows

(unaudited)

			Period From
			December 30,
	For The Nine Months Ended		2008 (Inception)
	September 30,		to September 30,
	2013	2012	2013
Cash Flows From Operating Activities
Net loss	$(4,120,201)	$(4,617,627)	$(18,191,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	284,601	254,888	1,170,493
Depreciation and amortization	79,064	63,396	314,650
Loss on sale of property and equipment	-	-	21,614
Stock-based compensation	582,061	1,176,470	4,712,458
Loss on extinguishment of notes payable	7,200	53,640	76,908
Gain on settlement of note and payables, net	-	(23,077)	(110,495)
Changes in operating assets and liabilities:
Inventories	(5,481)	-	(17,965)
Prepaid expenses and other current assets	(29,273)	21,682	(47,706)
Accounts payable	384,843	273,662	1,102,761
Accrued expenses and other current liabilities	908,535	695,498	2,133,139

Total Adjustments	2,211,550	2,516,159	9,355,857

Net Cash Used In Operating Activities	(1,908,651)	(2,101,468)	(8,835,928)

Cash Flows From Investing Activities
Purchases of property and equipment	-	(2,533)	(165,776)
Proceeds from sale of property and equipment	-	-	32,000
Acquisition of intangible assets	-	(1,000,000)	(1,003,676)

Net Cash Used In Investing Activities	-	(1,002,533)	(1,137,452)

Cash Flows From Financing Activities
Proceeds from notes payable	979,000	2,235,500	6,818,139
Repayments of notes payable	(4,000)	(50,000)	(564,222)
Advances from director and officer	119,255	48,058	268,313
Repayment of advances from director and officer	(90,325)	(22,000)	(239,383)
Proceeds from exercise of warrants	-	-	1,875
Repurchase of common stock	-	-	(32,000)
Sales of common stock and warrants for cash	905,000	925,000	3,721,300

Net Cash Provided By Financing Activities	1,908,930	3,136,558	9,974,022

Net Increase In Cash	279	32,557	642

Cash - Beginning	363	71,508	-

Cash - Ending	$642	$104,065	$642

See Notes to these Condensed Consolidated Financial Statements

4 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statements of Cash Flows — Continued

(unaudited)

			Period from
			December 30,
	For The Nine Months Ended		2008 (Inception)
	September 30,		to September 30,
	2013	2012	2013
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$36,925	$379,129	$638,742

Non-cash investing and financing activities:
Shares and warrants issued in connection with issuance or extension of notes payable	$548,235	$244,562	$1,503,875
Shares issued in satisfaction of accrued interest	$213,000	$-	$213,000
Shares issued in connection with reverse recapitalization	$-	$-	$362,000
Shares issued pursuant to reverse recapitalization and subsequently cancelled	$-	$-	$146,195
Purchase of property and equipment for note payable	$-	$-	$291,055
Purchase of property and equipment for account payable	$-	$-	$60,000
Accrued payable for treasury shares repurchased	$-	$-	$7,000
Shares reissued to former President	$-	$-	$12,577
Property and equipment returned in connection with settlement of note payable, net	$-	$-	$226,043
Shares and warrants issued in exchange of notes payable and accrued interest	$379,554	$653,640	$1,203,762
Warrant issued as partial consideration for intangible asset	$-	$226,500	$226,500
Reclassification of accrued interest in connection with note payable issuance	$68,100	$6,185	$74,285

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2013, for the three and nine months ended September 30, 2013 and 2012 and for the period from December 30, 2008 (inception) to September 30, 2013. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2012 and for the year then ended, and for the period from December 30, 2008 (inception) to December 31, 2012, which were filed with the Securities and Exchange Commission on Form 10-K on April 2, 2013.

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

Note 2 – Going Concern and Management Plans

As of September 30, 2013, the Company had a working capital deficiency and a stockholders’ deficiency of $7,791,744 and $6,634,044, respectively. The Company has not generated significant revenues and incurred net losses of $18,191,785 during the period from December 30, 2008 (inception) through September 30, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Going Concern and Management Plans – Continued

Subsequent to September 30, 2013, the Company has raised $350,000 through debt financing. As a result, the Company expects that the cash it has available will fund its operations through December 2013. While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital. As of the filing date of this report, the Company has notes payable with an aggregate principal balance of $305,000 which are either past due or on demand. The Company is currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. However, there can be no assurance that the Company will be successful in extending or converting these notes. See Note 8 – Subsequent Events for additional details.

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

Concentrations and Credit Risk

As of September 30, 2013, approximately 75% of the face value of the Company’s outstanding notes payable were sourced from a single entity (the “Bermuda Lender”). See Note 5 – Notes Payable for additional discussion of the Bermuda Lender.

Cash

The Company maintains cash in bank accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible. As of September 30, 2013, the Company had a de minimis amount deposited with an offshore financial institution which is not insured by the Federal Deposit Insurance Corporation.

Revenue Recognition

For the three and nine months ended September 30, 2013, the Company’s revenue was attributable to sales of Stem Pearls® skincare products. The Company’s policy is to recognize product sales when the risk of loss and title to the product transfers to the customer, after taking into account potential returns. The Company recognizes sublicensing and royalty revenue when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) the service is completed without further obligation, (iii) the sales price to the customer is fixed or determinable, and (iv) collectability is reasonably assured.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2013	2012
Options	4,063,000	3,158,500
Warrants	4,545,890	2,750,000
Total potentially dilutive shares	8,608,890	5,908,500

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

Recently Issued Accounting Pronouncements

In April 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-07, “Presentation of Financial Statements (Topic 205) - Liquidation Basis of Accounting." This ASU addresses the requirements and methods of applying the liquidation basis of accounting and the disclosure requirements within Accounting Standards Codification ("ASC") Topic 205 for the purpose of providing consistency between the financial reporting of U.S. GAAP liquidating entities. Generally, this ASU provides guidance for the preparation of financial statements and disclosures when liquidation is imminent. This ASU is effective for periods beginning after December 15, 2013 and would only have an impact on the Company’s condensed consolidated financial statements or disclosures if liquidation of the Company became imminent.

8 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Summary of Significant Accounting Policies – Continued

Recently Issued Accounting Pronouncements – Continued

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU addresses the requirements regarding the financial statement presentation of an unrecognized tax benefit within ASC Topic 740 for the purpose of providing consistency between the financial reporting of U.S. GAAP entities. Generally, this ASU provides guidance for the preparation of financial statements and disclosures when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  This ASU is effective for periods beginning after December 15, 2013 and is not expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	September 30,	December 31,
	2013	2012
	(unaudited)

Accrued loan interest	$59,495	$94,650
Credit card payable	6,439	7,662
Accrued payroll and payroll taxes	1,211,639	770,154
Other accrued expenses	449,324	180,531
Deferred rent	9,241	29,845
Total	$1,736,138	$1,082,842

During the nine months ended September 30, 2013, the Company received an aggregate of $119,255 in non-interest bearing advances from a director and an officer of the Company and made aggregate repayments of $90,325 of advances, such that the Company had a liability to a director, an officer and a family member of the same officer in the amounts of $9,990, $3,940, and $15,000, respectively, at September 30, 2013, which is due on demand. During the nine months ended September 30, 2012, the Company received an aggregate of $48,058 in non-interest bearing advances from an officer of the Company and made aggregate repayments of $22,000 of advances, such that the Company had a liability to the officer of $26,058 at September 30, 2012, which was due on demand and subsequently repaid.

Note 5 – Notes Payable

On March 26, 2013, Cayman borrowed an additional $450,000 from the Bermuda Lender, which was combined with the already outstanding $3,550,000 of previous borrowings from the Bermuda Lender into a new $4,000,000 zero coupon note which matures on July 31, 2014. In consideration of the additional $450,000 loan, the waiver of accrued and unpaid interest of $213,000, and an extension of the maturity date of the outstanding loan, the Company issued to the Bermuda Lender 600,000 shares of common stock (valued at $480,000) and a five year warrant to purchase 400,000 shares of common stock at an exercise price of $2.50 per share (valued at $250,000). After determining that 266,250 shares of common stock were used to settle the accrued and unpaid interest, the Company determined that the relative fair value of the remaining equity securities issued was $457,826, which amount was set-up as debt discount and is being amortized via the interest method over the sixteen month term of the new note in accordance with Accounting Standards Codification 470-60.

9 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 – Notes Payable – Continued

On April 23, 2013, the Company and a lender agreed to extend the maturity date of a $25,000 note to June 30, 2013. The note bears interest at a rate of 15% per annum payable monthly. The parties also agreed that if the Company subsequently received at least $500,000 of net proceeds from an equity financing, the lender would have the right to demand immediate payment of the $25,000 note. In consideration of the foregoing, a five-year warrant to purchase 2,500 shares of common stock at an exercise price of $2.50 per share, with a relative fair value of $892, was issued to the lender and was recorded as a debt discount. On July 23, 2013, the maturity date of the note was extended to December 31, 2013. The extended note continues to bear interest at a rate of 15% per annum payable monthly. In connection with the extension, a five-year warrant to purchase 10,000 shares of common stock at an exercise price of $1.50 per share, with a relative fair value of $3,405, was issued to the lender and was recorded as a debt discount.

On June 6, 2013, the Company and a lender agreed to combine a previously outstanding $350,000 note (which was at maturity) with accrued and unpaid interest of $52,500 into a new $402,500 note (the “New Note”) which matures on December 6, 2013. The New Note bears interest at a rate of 15% per annum payable monthly. In consideration of the New Note, a five-year warrant to purchase 50,000 shares of common stock at an exercise price of $1.75 per share, with a relative fair value of $18,435 using the Black-Scholes model, was issued to the lender and was recorded as a debt discount. In the event the New Note is not paid in full on or before December 6, 2013, the Company will issue to the lender a five-year warrant to purchase 50,000 shares of common stock at an exercise price equal to 175% of the then fair market value of the Company’s common stock. As of September 30, 2013, the warrant had a fair value of $20,385 using the Black-Scholes model. The New Note shall be subject to acceleration as follows: (a) mandatory prepayment at a rate of 10.5% of Cosmetic Revenues (as defined in the New Note; excludes revenues associated with Stem Pearls® products); (b) if the Company receives debt and/or equity financing of at least $1,000,000, then $52,500 of the principal amount of the New Note shall be payable; (c) if the Company receives debt and/or equity financing of between $1,000,000 and $2,000,000, then an amount equal to 20% of such additional amount shall be payable; and (d) if the Company receives debt and/or equity financing of more than $2,000,000, then an amount equal to 10% of such additional amount shall be payable. In connection with the foregoing, the subscription agreement, dated June 6, 2012, was amended as follows: (a) the five-year period of royalty payments associated with Cosmetic Revenues shall commence on the date of the initial order of Cosmetic Products; (b) such royalty payments will range from 2% to 4% of Cosmetic Revenues, depending on the year the Cosmetic Revenues are earned and the status of the principal repayments, and are without maximum limitations. Given that the Company has not yet generated any Cosmetic Revenues, no royalty payments have been earned.

On July 19, 2013, the Company issued a lender a one-month note payable in the amount of $85,000, with interest of $15,000 due upon maturity (the “July Note Guaranteed Interest Amount”). In connection with the note, the Company issued a five-year warrant to purchase 10,000 shares of common stock at an exercise price of $1.50 per share. The warrant had a relative fair value of $3,767. In the event that the principal and July Note Guaranteed Interest Amount is not paid in full by the maturity date, the Company shall be obligated to pay to the lender interest on the unpaid principal sum and the unpaid Guaranteed Interest Amount at a rate of 15% per annum payable monthly. On August 19, 2013, the Company and the lender agreed to combine the outstanding $85,000 note (which was at maturity), accrued and unpaid interest of $15,000 and $50,000 of new proceeds into a new $150,000 note (the “New August Note”) which matures on August 19, 2014. The New August Note bears interest at a rate of 15% per annum payable monthly. In consideration of the foregoing, a five-year warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 per share, with a relative fair value of $18,116, was issued to the lender and was recorded as a debt discount.

On August 5, 2013, the Company issued a lender a six-month note payable in the amount of $36,000. The note bears interest at a rate of 12% per annum payable upon maturity. The note is convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to maturity and ending on the day immediately prior to maturity (the “August 5 Note Conversion Period”). The conversion price of the note is equal to the greater of (a) 60% of the fair value of the Company’s common stock, as determined by the average closing price of the Company’s common stock on the five trading days immediately preceding the August 5 Note Conversion Period or (b) $0.05 per share. As of September 30, 2013, the note is not convertible.

On August 8, 2013 and September 4, 2013, the Company repaid $2,000 on each date, respectively, of a note payable with an original principal balance of $8,500 such that the remaining principal balance as of September 30, 2013 was $4,500.

10 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 – Notes Payable – Continued

On August 19, 2013, the Company issued a lender a six-month note payable in the amount of $35,000. The note bears interest at a rate of 12% per annum payable upon maturity. The note is convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to maturity and ending on the day immediately prior to maturity (the “August 19 Note Conversion Period”). The conversion price of the note is equal to the greater of (a) 60% of the fair value of the Company’s common stock, as determined by the average of the two lowest closing prices of the Company’s common stock on the five trading days immediately preceding the August 19 Note Conversion Period or (b) $0.05 per share.As of September 30, 2013, the note is not convertible.

On August 28, 2013, the Company issued a lender a note payable in the amount of $100,000, with interest of $20,000 due upon maturity (the “August Note Guaranteed Interest Amount”), which is being recognized during the term using the interest method. The note has a maturity date of December 31, 2013. In connection with the note, the Company issued a five-year warrant to purchase 50,000 shares of common stock at an exercise price of $1.50 per share. The warrant had a relative fair value of $16,489. In the event that the principal and August Note Guaranteed Interest Amount is not paid in full by the maturity date, the Company shall be obligated to pay to the lender interest on the unpaid principal sum and the unpaid August Note Guaranteed Interest Amount at a rate of 15% per annum payable monthly, with payments due on the first date of each calendar month starting on February 1, 2014.

In addition to the debt financings described above, during the nine months ended September 30, 2013, the Company issued an additional $223,600 of notes payable (which includes $600 of accrued interest that was converted to principal). In connection with the financings, five-year warrants to purchase 80,000 shares of common stock at exercise prices ranging from $1.50 to $2.50 per share, with an aggregate relative fair value of $25,601 using the Black-Scholes model, were issued to three of the lenders and were recorded as a debt discount. These notes are payable 6-12 months from the date of issuance and have a rate of interest of 15% per annum payable monthly.

In addition to the debt financings described above, during the nine months ended September 30, 2013, the maturity dates of certain notes payable with an aggregate principal balance of $128,500 were extended to new maturity dates ranging from September 2013 through April 2014. All of the extended notes bear a 15% interest rate per annum payable monthly.

During the nine months ended September 30, 2013, the Company and certain lenders agreed to exchange certain notes payable with an aggregate principal balance of $369,285, along with accrued and unpaid interest of $3,069, for an aggregate of 656,251 shares of common stock and five-year warrants to purchase an aggregate of 45,000 shares of common stock at an exercise price of $1.50 per share. The stock and warrants had an aggregate issuance date value of $379,554 and, as a result, the Company recorded a loss on extinguishment of $7,200. The lenders received piggyback registration rights related to the stock and the stock issuable pursuant to the warrants.

During the nine months ended September 30, 2013, the Company issued 5,000 shares to a lender in connection with the 2012 extension of the maturity date of a note payable. The shares had a relative fair value of $3,704 and were expensed immediately as debt discount.

The Company recorded amortization of debt discount of $117,970 and $284,601 during the three and nine months ended September 30, 2013, respectively, and $99,501 and $254,888 during the three and nine months ended September 30, 2012, respectively. Aggregate amortization of debt discount from December 30, 2008 (inception) to September 30, 2013 was $1,170,493.

Note 6 – Commitments and Contingencies

Operating Lease

Rent expense amounted to approximately $23,000 and $76,000 during the three and nine months ended September 30, 2013, respectively, and $27,000 and $77,000 during the three and nine months ended September 30, 2012, respectively. Rent expense for the period from December 30, 2008 (inception) to September 30, 2013 was approximately $309,000. Rent expense is reflected in general and administrative expenses in the condensed consolidated statements of operations.

11 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 – Commitments and Contingencies – Continued

Consulting Agreements

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

During the three and nine months ended September 30, 2013, an aggregate of 52,552 and 123,036 shares of immediately vested common stock valued at $33,046 and $87,770, respectively, were issued to consultants for various services rendered to the Company.

Claims

On June 14, 2013, the Company received a claim letter from counsel to an alleged former consultant (“RAK Enterprises”) to the Company.  The claims are associated with an alleged loan made in 2009 and an alleged consulting/employment agreement entered into with the Company effective in 2009.  The aggregate claims are for approximately $218,000 of cash and approximately 93,912 shares of the Company’s common stock.  The Company has become aware of an action titled “RAK Enterprises v. BioRestorative Therapies” that was filed on November 8, 2013 with the Circuit Court of Palm Beach County, Florida.  While the Company has not yet been served with the action and is unfamiliar with its contents, the Company has no reason to believe that such an action would make claims materially different than those presented by counsel in the aforementioned claim letter. The Company believes that the claims are without merit and it intends to vigorously defend this matter.

Note 7 – Stockholders’ Deficiency

Common Stock Issuances

During the nine months ended September 30, 2013, the Company issued an aggregate of 840,589 shares of common stock at prices ranging from $0.85 to $1.50 per unit to investors for aggregate gross proceeds of $905,000. In consideration of the purchases, the Company issued five-year warrants for the purchase of an aggregate of 403,590 shares of common stock, which are exercisable at exercise prices ranging from $1.50 to $4.00 per share of common stock. The warrants had an aggregate grant date fair value of $224,313.

See Note 5 – Notes Payable for details associated with common stock issued in conjunction with the extension and exchange of notes payable and related accrued interest.

See Note 6 – Commitments and Contingencies for details associated with common stock issued in conjunction with consulting agreements.

Warrant and Option Valuation

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at an annual rate of 0% for options granted during the three and nine months ended September 30, 2013. The expected term used for warrants and options issued to non-employees is the contractual life and the expected term used for options issued to employees is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. Since the Company’s stock has not been publicly traded for a sufficiently long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

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

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following weighted average assumptions:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Risk free interest rate	1.57%	0.65%	0.92%	0.75%
Expected term (years)	5.00	5.00	4.98	5.00
Expected volatility	135.00%	183.00%	135.00%	182.93%
Expected dividends	0.00%	0.00%	0.00%	0.00%

The weighted average estimated fair value of the warrants granted during the three and nine months ended September 30, 2013 was $0.32 and $0.54, respectively, and was $0.70 and $0.65 during the three and nine months ended September 30, 2012, respectively.

The Company recorded stock–based compensation expense of $26,701 and $47,305 during the three and nine months ended September 30, 2013, respectively, and $147,668 and $340,780 during the three and nine months ended September 30, 2012, respectively, and $594,558 during the period from December 30, 2008 (inception) to September 30, 2013, related to stock warrants issued as compensation, which is reflected as consulting expense in the condensed consolidated statement of operations. As of September 30, 2013, there was $18,095 of unrecognized stock-based compensation expense related to stock warrants that is subject to non-employee mark-to-market adjustments and will be amortized over a weighted average period of 0.3 years.

A summary of the stock warrant activity during the nine months ended September 30, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2012	3,334,800	$1.69
Granted	1,211,090	2.69
Exercised	-	-
Forfeited	-	-
Outstanding, September 30, 2013	4,545,890	$1.96	3.8	$-

Exercisable, September 30, 2013	3,685,890	$2.07	3.9	$-

13 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Warrants – Continued

The following table presents information related to stock warrants at September 30, 2013:

Warrants Outstanding			Warrants Exercisable
			Weighted
		Outstanding	Average	Exercisable
Exercise		Number of	Remaining Life	Number of
Price		Warrants	In Years	Warrants

$0.50		40,000	0.8	40,000
1.00		90,000	4.2	90,000
1.50		2,367,800	3.7	2,207,800
1.75		90,000	4.2	90,000
2.00		35,294	4.7	35,294
2.50		577,500	4.3	577,500
3.00		55,296	4.6	55,296
4.00		590,000	4.3	590,000
Variable	[1]	700,000	-	-
		4,545,890	3.9	3,685,890

[1] – Warrants to purchase 700,000 shares of common stock have an exercise price which is the greater of $1.50 per share or the fair market value of the common stock on the date certain performance criteria are met. Exercisability of warrants is subject to satisfaction of certain performance criteria.

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Risk free interest rate	2.48%	0.83%	2.22%	0.91%
Expected term (years)	10.00	5.00	9.85	5.37
Expected volatility	135.00%	183.00%	135.00%	182.14%
Expected dividends	0.00%	0.00%	0.00%	0.00%

The weighted average estimated fair value of the options granted during the three and nine months ended September 30, 2013 was $0.48 and $0.58, respectively, and was $0.75 and $0.45 during the three and nine months ended September 30, 2012, respectively.

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

On July 2, 2013, the Company granted a ten-year option to an advisor to purchase 100,000 shares of common stock at an exercise price of $1.00 per share, pursuant to the Plan. The shares vest as follows: (i) 50,000 shares immediately and (ii) 50,000 shares on the first anniversary of the grant date. The grant date value of $47,960 will be recognized half immediately and half proportionate to the vesting period.

14 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options – Continued

The following table presents information related to stock option expense:

					Period From			Weighted
	For The		For The		December 30,			Average
	Three Months Ended		Nine Months Ended		2008 (Inception)	Unrecognized		Amortization
	September 30,		September 30,		to September 30,	at September 30,		Period
	2013	2012	2013	2012	2013	2013		(Years)

Consulting	$19,125	$58,500	$83,375	$384,310	$734,467	$14,875		0.2
Research and development	80,640	35,705	204,499	72,814	414,635	93,106	[1]	0.7
General and administrative	52,681	34,589	159,112	226,826	1,068,733	55,058		0.3

	$152,446	$128,794	$446,986	$683,950	$2,217,835	$163,039		0.5

[1] – Contains $48,042 of unrecognized expense that is subject to non-employee mark-to-market adjustments.

A summary of the stock option activity during the nine months ended September 30, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2012	4,018,000	$1.12
Granted	165,000	1.18
Exercised	-	-
Forfeited	(120,000)	0.50
Outstanding, September 30, 2013	4,063,000	$1.14	8.1	$-

Exercisable, September 30, 2013	2,979,667	$1.08	8.1	$-

15 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options – Continued

The following table presents information related to stock options at September 30, 2013:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.50	320,000	6.1	320,000
1.00	135,000	8.8	85,000
1.05	2,280,000	8.4	1,946,667
1.10	5,000	3.7	5,000
1.20	10,000	2.7	10,000
1.25	43,000	3.1	43,000
1.40	350,000	5.2	110,000
1.50	920,000	9.2	460,000
	4,063,000	8.1	2,979,667

Common Stock Awards

The following table presents information related to common stock award expense:

					Period From
	For The		For The		December 30,
	Three Months Ended		Nine Months Ended		2008 (Inception)	Unrecognized
	September 30,		September 30,		to September 30,	at September 30,
	2013	2012	2013	2012	2013	2013

Consulting	$18,750	$80,000	$72,751	$151,740	$1,761,146	$-
Research and development	14,296	-	15,019	-	15,019	-
General and administrative	-	-	-	-	123,900	-
	$33,046	$80,000	$87,770	$151,740	$1,900,065	$-

A summary of common stock award activity for the nine months ended September 30, 2013 is presented below:

Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value

Non-vested, December 31, 2012	-	$-	$-
Granted	123,036	0.71	87,770
Vested	(123,036)	0.71	(87,770)
Forfeited	-	-	-
Non-vested, September 30, 2013	-	$-	$-

16 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 – Subsequent Events

Short Term Advances

Subsequent to September 30, 2013, the Company repaid $3,940 of non-interest bearing advances from an officer.

Notes Payable

On October 2, 2013, the Company issued a lender a one-year note payable in the amount of $200,000. The note bears interest at a rate of 15% per annum payable monthly. In connection with the note, a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $1.50 per share was issued. The warrant had a relative fair value of $32,531.

On October 21, 2013, the Company issued a lender a six-month note payable in the amount of $25,000. The note bears interest at a rate of 12% per annum payable upon maturity. The note is convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to maturity and ending on the day immediately prior to maturity (the “October 21 Note Conversion Period”). The conversion price of the note is equal to the greater of (a) 55% of the fair value of the Company’s common stock, as determined by the average closing price of the Company’s common stock on the five trading days immediately preceding the October 21 Note Conversion Period or (b) $0.05 per share.

On October 25, 2013, the Company issued a lender a note payable in the amount of $50,000 with a maturity date of May 8, 2014. The note bears interest at a rate of 12% per annum payable upon maturity. The note is convertible into shares of the Company’s common stock at the election of the lender during the period beginning on April 25, 2014 and ending on May 7, 2014 (the “October 25 Note Conversion Period”). The conversion price of the note is equal to the greater of (a) 60% of the fair value of the Company’s common stock, as determined by the average of the two lowest closing prices of the Company’s common stock on the five trading days immediately preceding the October 25 Note Conversion Period or (b) $0.05 per share. In the event the lender does not exercise its conversion right, the Company will have the right, in lieu of paying the outstanding principal amount of the note, to deliver such number of shares of its common stock as would have been issuable to the lender had it elected to exercise its conversion right.

On November 8, 2013, the Company issued a lender a two-month note payable in the principal amount of $30,000, without interest, in consideration for $25,000 of new proceeds. The note is convertible into shares of the Company’s common stock at the election of the lender during the period beginning on May 9, 2014 and ending on May 21, 2014 (the “November 8 Note Conversion Period”). The conversion price of the note is equal to the lesser of (a) $0.25 per share or (b) 50% of the fair value of the Company’s common stock, as determined by the average of the two lowest closing prices of the Company’s common stock on the five trading days immediately preceding the November 8 Note Conversion Period (but the conversion price may not be less than $0.05 per share). In the event that the principal is not paid in full by the maturity date, the Company shall be obligated to pay to the lender interest on the unpaid principal at a rate of 8% per annum until the principal is paid or converted into shares of the Company’s common stock. In the event that the principal amount is not paid in full by March 8, 2014 and May 8, 2014, the principal amount of the note shall be deemed to be increased by $5,000 and $2,500, respectively. In the event the lender does not exercise its conversion right, the Company will have the right, in lieu of paying the outstanding principal amount of the note, to deliver such number of shares of its common stock as would have been issuable to the lender had it elected to exercise its conversion right.

On November 12, 2013, the Company issued a lender a six-month note payable in the amount of $25,000. The note bears interest at a rate of 12% per annum payable upon maturity. The note is convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to maturity and ending on the day immediately prior to maturity (the “November 12 Note Conversion Period”). The conversion price of the note is equal to the greater of (a) 55% of the fair value of the Company’s common stock, as determined by the average closing price of the Company’s common stock on the five trading days immediately preceding the November 12 Note Conversion Period or (b) $0.05 per share.

17 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 – Subsequent Events – Continued

Notes Payable – Continued

On November 13, 2013, the Company issued a lender a two-month note payable in the principal amount $25,000, with interest of $5,000 due upon maturity (the “November 13 Note Guaranteed Interest Amount”). In the event that the principal and November 13 Note Guaranteed Interest Amount is not paid in full by the maturity date, the Company shall be obligated to pay to the lender interest on the unpaid principal sum and the unpaid November 13 Note Guaranteed Interest Amount at a rate of 15% per annum payable monthly, with payments due on the first date of each calendar month starting on February 1, 2014.

Stock Option Grant

On October 7, 2013, the Company granted ten-year options to employees, directors, and an advisor to purchase an aggregate 980,000 shares of common stock at an exercise price of $0.60 per share, pursuant to the Plan. The shares vest as follows: (i) 490,000 shares immediately and (ii) 490,000 shares on the first anniversary of the grant date. The grant date value of $387,056 will be recognized proportionate to the vesting period, subject to mark-to-market adjustments on the advisor option.

Common Stock Issuances

Subsequent to September 30, 2013, the Company issued 50,000 shares of common stock valued at $20,000 to legal counsel for services performed.

18 | Page

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of BioRestorative Therapies, Inc. (and including its subsidiaries, "BRT" or the “Company”) as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to BRT. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2013.

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

Since inception, we have incurred substantial losses. As of September 30, 2013, the deficit accumulated during the development stage was $18,191,785, our stockholders’ deficiency was $6,634,044 and our working capital deficiency was $7,791,744. Through September 30, 2013, we have not yet generated significant revenues and our losses have principally been operating expenses incurred in development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

19 | Page

Based upon our working capital deficiency as of September 30, 2013 and the lack of substantial revenues from inception to September 30, 2013, we require equity and/or debt financing to continue our operations. Between December 2008 and September 30, 2013, we raised an aggregate of $6,818,139 in debt financing and $3,721,300 in equity financing. As of September 30, 2013, our outstanding debt of $5,306,000, together with interest at rates ranging between 8% and 20% per annum, was due on various dates through August 2014. Subsequent to September 30, 2013 and through the filing date, we have received aggregate debt financing of $350,000. As a result, we expect that the cash we have available will fund our operations through December 2013. While there can be no assurance that we will be successful, we are in active negotiations to raise additional capital. If we are unable to obtain such additional financing on a timely basis and, notwithstanding any request we may make, our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. See “Liquidity and Capital Resources” below.

Consolidated Results of Operations

Three Months Ended September 30, 2013 Compared With Three Months Ended September 30, 2012

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended September 30, 2013 and 2012, respectively:

	Three Months Ended
	September 30,
	2013	2012

Revenues	$125	$5,225

Cost of goods sold	10	1,270

Gross Profit	115	3,955

Operating Expenses
Marketing and promotion	17,391	15,012
Consulting	182,899	392,352
Research and development	414,918	275,315
General and administrative	513,909	526,458

Total Operating Expenses	1,129,117	1,209,137

Loss From Operations	(1,129,002)	(1,205,182)

Other Income (Expense)
Interest expense	(56,036)	(172,411)
Amortization of debt discount	(117,970)	(99,501)

Total Other Expense	(174,006)	(271,912)

Net Loss	$(1,303,008)	$(1,477,094)

Gross profit

Revenues consisted of sales of Stem Pearls® skincare products. For the three months ended September 30, 2013, revenues were $125 as compared to $5,225 for the three months ended September 30, 2012.

Cost of goods sold consisted of the costs of the underlying products. For the three months ended September 30, 2013, cost of goods sold was $10 as compared to $1,270 for the three months ended September 30, 2012.

20 | Page

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, and entertainment and travel expenses. For the three months ended September 30, 2013, marketing and promotion expenses increased by $2,379, or 16%, from $15,012 to $17,391, as compared to the three months ended September 30, 2012, primarily due to increased travel expenses.

We expect that marketing and promotion expenses will continue to increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended September 30, 2013, consulting expenses decreased $209,453, or 53%, from $392,352 to $182,899, as compared to the three months ended September 30, 2012. The decrease is primarily due to an approximate $214,000 decrease in non-cash stock-based compensation to directors and consultants primarily resulting from the issuance of warrants to consultants which resulted in $144,000 of expense being recognized in the three months ended September 30, 2012.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Chief Executive Officer (in part); (b) our Vice President of Research and Development; and (c) our Scientific Advisory Board members, and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended September 30, 2013, research and development expenses increased by $139,603, or 51%, from $275,315 to $414,918, as compared to the three months ended September 30, 2012. The increase is primarily related to cash and non-cash compensation of (a) our Chief Executive Officer (in part); (b) our Vice President of Research and Development; and (c) our Scientific Advisory Board members (approximately $135,000 of the increase).

We expect that our research and development expenses will continue to increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of (a) our Chief Executive Officer attributable to research and development and (b) our Vice President of Research and Development) as well as corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the three months ended September 30, 2013, general and administrative expenses decreased by $12,549, or 2%, from $526,458 to $513,909, as compared to the three months ended September 30, 2012.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the three months ended September 30, 2013, interest expense decreased $116,375, or 67%, as compared to the three months ended September 30, 2012. The decrease was due to a reduction in interest-bearing outstanding short-term borrowings as compared to the second quarter of 2012.

Amortization of debt discount

For the three months ended September 30, 2013, amortization of debt discount increased by $18,469, or 19%, as compared to the three months ended September 30, 2012, primarily due the timing of the recognition of the debt discount expense.

21 | Page

Nine Months Ended September 30, 2013 Compared With Nine Months Ended September 30, 2012

The following table presents selected items in our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2013 and 2012, respectively:

	Nine Months Ended
	September 30,
	2013	2012

Revenues	$1,680	$15,225

Cost of goods sold	208	1,270

Gross Profit	1,472	13,955

Operating Expenses
Marketing and promotion	82,983	85,608
Consulting	553,404	1,214,584
Research and development	1,188,276	448,364
General and administrative	1,719,270	2,134,006

Total Operating Expenses	3,543,933	3,882,562

Loss From Operations	(3,542,461)	(3,868,607)

Other Income (Expense)
Interest expense	(285,939)	(463,569)
Amortization of debt discount	(284,601)	(254,888)
Loss on extinguishment of notes payable	(7,200)	(53,640)
Gain on settlement of note and
payables, net	-	23,077

Total Other Expense	(577,740)	(749,020)

Net Loss	$(4,120,201)	$(4,617,627)

Gross profit

Revenues consisted of sales of Stem Pearls® skincare products during the nine months ended September 30, 2013. For the nine months ended September 30, 2012, revenues consisted of sublicense fees and sales of Stem Pearls® skincare products. For the nine months ended September 30, 2013, revenues were $1,680 as compared to $15,225 for the nine months ended September 30, 2012.

Cost of goods sold consisted of the costs of the underlying products. For the nine months ended September 30, 2013, cost of goods sold was $208 as compared to $1,270 for the nine months ended September 30, 2012.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, and entertainment and travel expenses. For the nine months ended September 30, 2013, marketing and promotion expenses decreased by $2,625, or 3%, from $85,608 to $82,983, as compared to the nine months ended September 30, 2012, primarily due to cash constraints.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

22 | Page

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the nine months ended September 30, 2013, consulting expenses decreased $661,180, or 54%, from $1,214,584 to $553,404, as compared to the nine months ended September 30, 2012. The decrease is primarily due to an approximate $663,000 decrease in non-cash stock-based compensation to directors and consultants primarily resulting from  the issuance of warrants to consultants with a $324,000 charge in the nine months ended September 30, 2012, a grant of options to directors which were 50% immediately vested with a $247,000 immediate charge in the nine months ended September 30, 2012, and the issuance of our common stock to consultants for services in the amount of $80,000 during the nine months ended September 30, 2012.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Chief Executive Officer (in part); (b) our Vice President of Research and Development; and (c) our Scientific Advisory Board members, and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the nine months ended September 30, 2013, research and development expenses increased by $739,912, or 165%, from $448,364 to $1,188,276, as compared to the nine months ended September 30, 2012. The increase is primarily related to the commencement of our brown fat and disc/spine initiatives at the end of the second quarter of 2012 (approximately $208,000 of the increase) and cash and non-cash compensation of (a) our Chief Executive Officer (in part); (b) our Vice President of Research and Development; and (c) our Scientific Advisory Board members (approximately $399,000 of the increase).

We expect that our research and development expenses will continue to increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of (a) our Chief Executive Officer attributable to research and development and (b) our Vice President of Research and Development) as well as corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the nine months ended September 30, 2013, general and administrative expenses decreased by $414,736, or 19%, from $2,134,006 to $1,719,270, as compared to the nine months ended September 30, 2012. The decrease is primarily as a result of greater salary and executive bonus expense (approximately $175,000 of the decrease) and the tax liability associated with the vesting of our CEO’s restricted stock (approximately $193,000 of the decrease) in the nine months ended September 30, 2012 as well as a decrease in employee non-cash stock-based compensation related to options granted to our employees and our CEO (approximately $68,000 of the decrease).

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the nine months ended September 30, 2013, interest expense decreased $177,630, or 38%, as compared to the nine months ended September 30, 2012. The decrease was due to a reduction in interest-bearing outstanding short-term borrowings as compared to the nine months ended September 30, 2012.

Amortization of debt discount

For the nine months ended September 30, 2013, amortization of debt discount increased by $29,713, or 12%, as compared to the nine months ended September 30, 2012, primarily due the recognition of the debt discount expense.

Loss on extinguishment of notes payable

For the nine months ended September 30, 2013, loss on extinguishment of notes payable decreased by $46,440, or 87%, as compared to the nine months ended September 30, 2012, which is associated with the excess value of equity securities exchanged for outstanding debt obligations.

23 | Page

Gain on settlement of note and payables, net

For the nine months ended September 30, 2012, gain on settlement of note and payables, net was $23,077, which represented the difference between our recorded payment obligation and the agreed amount that was ultimately paid pursuant to a settlement agreement with our former chief financial officer.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	September 30,	December 31,
	2013	2012
	(unaudited)
Cash	$642	$363
Working Capital Deficiency	$(7,791,744)	$(2,784,676)
Notes Payable (Gross - Current)	$5,306,000	$1,003,685

Availability of Additional Funds

Based upon our working capital deficiency and stockholders’ deficiency of $7,791,744 and $6,634,044, respectively, as of September 30, 2013 and the insignificance of the revenues from inception to September 30, 2013, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Between December 2008 and September 30, 2013, we raised an aggregate of $6,818,139 in debt financing and $3,721,300 in equity financing. As of September 30, 2013, our outstanding debt of $5,306,000, together with interest at rates ranging between 8% and 20% per annum, was due on various dates through August 2014. Subsequent to September 30, 2013 and through the filing date, we have received aggregate debt financing of $350,000. As of the date of filing, our outstanding debt was as follows:

Principal
Maturity Date	Amount

Past Due/On Demand	$305,000
QE 12/31/13	600,500
QE 3/31/14	151,000
QE 6/30/14	144,500
QE 9/30/14	4,260,000
QE 12/31/14	200,000

$5,661,000

As a result, we expect that the cash we have available will fund our operations through December 2013. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes). Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

24 | Page

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

During the nine months ended September 30, 2013, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the nine months ended September 30, 2013 and 2012 in the amounts of $1,908,651 and $2,101,468, respectively. The net cash used in operating activities for the nine months ended September 30, 2013 was primarily due to cash used to fund a net loss of $4,120,201, adjusted for non-cash expenses in the aggregate amount of $952,926, partially offset by $1,258,624 of net cash provided by changes in the levels of operating assets and liabilities, primarily as a result of extending payments to vendors, due to cash constraints during the period. The net cash used in operating activities for the nine months ended September 30, 2012 was primarily due to cash used to fund a net loss of $4,617,627, adjusted for non-cash expenses in the aggregate amount of $1,525,317, partially offset by $990,842 of cash provided by changes in the levels of operating assets and liabilities, primarily as a result of extending payments to vendors, due to cash constraints during the period.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2013, no cash was used in investing activities.  During the nine months ended September 30, 2012, cash used in investing activities was $1,002,533, primarily due to cash used to acquire intangible assets in the amount of $1,000,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2013 and 2012 was $1,908,930 and $3,136,558, respectively. During the nine months ended September 30, 2013, $905,000 of proceeds were from equity financings and $975,000 of proceeds, net of repayments, were from debt financings. During the nine months ended September 30, 2012, $925,000 of proceeds were from equity financings and $2,185,500 of proceeds, net of repayments, were from debt financings.

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

25 | Page

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

26 | Page

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On June 14, 2013, we received a claim letter from counsel to an alleged former consultant (“RAK Enterprises”) to us.  The claims are associated with an alleged loan made in 2009 and an alleged consulting/employment agreement entered into with us effective in 2009.  The aggregate claims are for approximately $218,000 of cash and approximately 93,912 shares of our common stock.  We have become aware of an action titled “RAK Enterprises v. BioRestorative Therapies” that was filed on November 8, 2013 with the Circuit Court of Palm Beach County, Florida.  While we have not yet been served with the action and are unfamiliar with its contents, we have no reason to believe that such an action would make claims materially different than those presented by counsel in the aforementioned claim letter. We believe that the claims are without merit and we intend to vigorously defend this matter.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2013, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including, as applicable, information contained in our annual report for the year ended December 31, 2012; quarterly report for the period ended March 31, 2013; quarterly report for the period ended June 30, 2013; current reports to the Securities and Exchange Commission; and press releases made by us), and we were available to answer questions from prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficit.

		Warrants
	Common		Exercise	Term
Date Issued	Stock	Shares	Price	(Years)	Purchaser(s)	Consideration (1)
7/2/13	10,000	-	$-	-	(5)	$5,000	(2)
7/19/13	-	10,000	$1.50	5	(3)	$3,767	(4)
8/5/13	7,500	-	$-	-	(5)	$3,750	(2)
8/6/13	60,000	-	$-	-	(3)	$30,000
8/7/13	12,500	-	$-	-	(5)	$10,000	(2)
8/13/13	128,134	-	$-	-	(3)	$51,253
8/14/13	-	25,000	$1.50	5	(3)	$8,239	(4)
8/19/13	-	50,000	$1.00	5	(3)	$14,592	(4)
8/19/13	128,134	-	$-	-	(3)	$51,253
8/20/13	5,885	-	$-	-	(5)	$4,296	(2)
8/26/13	-	30,000	$1.50	5	(3)	$9,894	(4)
8/28/13	-	50,000	$1.50	5	(3)	$16,489	(4)
9/16/13	16,667	-	$-	-	(5)	$10,000	(2)

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

27 | Page

Item 3. Defaults Upon Senior Securities.

See Liquidity and Capital Resources within Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Date: November 19, 2013		BIORESTORATIVE THERAPIES, INC.

	By:	/s/ Mark Weinreb
Mark Weinreb
Chief Executive Officer
(Principal Executive and Financial Officer)