Form 10-K
period 2013-12-31
BioRestorative Therapies, Inc.
filed 2014-04-11
CIK 1505497

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $8,451,297 based on the closing sale price as reported on the OTC Markets. As of April 9, 2014, there were 21,833,014 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INDEX

		Page No.

Forward-Looking Statements
PART I
Item 1.	Business	2
Item 1A.	Risk Factors	22
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties	22
Item 3.	Legal Proceedings	23
Item 4.	Mine Safety Disclosures	23
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6.	Selected Financial Data	26
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 8.	Financial Statements and Supplementary Data	49
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	49
Item 9A.	Controls and Procedures	48
Item 9B.	Other Information	51
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	52
Item 11.	Executive Compensation	57
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	61
Item 13.	Certain Relationships and Related Transactions, and Director Independence	64
Item 14.	Principal Accountant Fees and Services	65
PART IV
Item 15.	Exhibits and Financial Statement Schedules	66
Signatures		70

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

During the year ended December 31, 2013, we raised an aggregate of $1,410,809 in connection with sales of common stock and warrants and from the exercise of warrants, and an aggregate of $1,454,000 in debt financing. As of December 31, 2013, our outstanding debt of $5,754,500, together with interest at rates ranging between 8% and 20% per annum, was due through October 2014. Subsequent to December 31, 2013 and through April 9, 2014, we have received aggregate equity financing, including proceeds received from the exercise of common stock purchase warrants, and debt financing of $625,000 and $140,000, respectively, we have received research and development fees of $150,000, the due date for the repayment of $752,500 of debt has been extended, $25,000 of debt has been repaid, and $274,000 and $19,932 of debt and accrued interest, respectively, has been exchanged for common stock. Giving effect to the above actions, we currently have notes payable aggregating $193,000 which are either past due or payable on demand. We are currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes.

In March 2014, we entered into a Research and Development Agreement with Rohto Pharmaceutical Co., Ltd., a Japanese pharmaceutical company. Pursuant to the agreement, we have been engaged to provide research and development services with regard to stem cells. The agreement provides for an initial payment to us of $150,000 (which we received in March 2014) and the payment of up to an additional $100,000 subject to the satisfaction of certain milestones. The term of the agreement is one year.

In March 2014, we entered into a Research Agreement with Pfizer, Inc.. Pursuant to the agreement, we have been engaged to provide research and development services with regard to brown fat. The agreement provides for an initial payment to us of $250,000 and the payment of up to an additional $525,000 during the two year term of the agreement.

See Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Availability of Additional Funds”).

(b)	Business

General

We develop products and medical procedures using cell and tissue protocols, primarily involving adult stem cells, including pursuant to the following programs:

•	brtxDISC™ (Disc Implanted Stem Cells) is an investigational non-surgical treatment for protruding, bulging and herniated lumbar discs that is intended for patients who have failed non-invasive procedures and face the prospect of surgery. The treatment involves culturing a patient’s own stem cells and then delivering them via a proprietary medical device to the damaged region of the disc in an outpatient procedure.

•	ThermoStem® is a treatment using brown fat stem cells that is under development for metabolic disorders including diabetes and obesity. Initial preclinical research indicates that increased amounts of brown fat in the body may be responsible for additional caloric burning as well as reduced glucose and lipid levels.

•	brtx-C Cosmetic is based on the development of a human cellular extract that has been demonstrated in in vitro skin studies to increase the production of collagen and fibronectin, which are proteins that are essential to combating the aging of skin. Potential cosmetic uses are being explored with third parties.

We also offer plant stem cell-based facial creams and beauty products under the Stem Pearls® brand.

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

We are developing medical procedures using cell and tissue protocols, primarily involving adult stem cells (non-embryonic), designed for patients to undergo minimally invasive cellular-based treatments. As more and more cellular-based therapies become standard of care, we intend to focus on the unity of medical and scientific explanations for future clinical procedures and outcomes and the provision of adult stem cells for future personal medical applications. Among the initiatives that we are currently pursuing is our brtxDISC™ (Disc Implanted Stem Cells) Program. We have obtained a license that permits us to use technology for adult stem cell treatment of disc and spine conditions, including protruding, bulging and herniated discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the legs and feet. Another technology we are developing is our ThermoStem® Program. This pre-clinical program involves the use of brown fat in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies. See “Disc/Spine Program” and “Brown Adipose (Fat) Program” below.

We also offer stem cell derived cosmetic and skin care products. Pursuant to our brtx-C Cosmetic Program, we have developed an ingredient derived from human adult stem cells which can be used by third party companies in the development of their own skin care products. Separately, through our wholly-owned subsidiary, Stem Pearls, LLC, we offer facial creams and other skin care products with certain ingredients that may include plant stem cells and/or other plant derived stem cell optimization or regenerative compounds. See “Cosmetic Products” below.

We currently are seeking to establish a new laboratory facility and increase our capabilities for the further development of possible cellular-based treatment protocols, stem cell-related intellectual property (“IP”) and research applications. See “Laboratory” below.

We are a development stage enterprise. Our primary activities in the stem cell area have been the development of our business plan, negotiating strategic alliances and other agreements, and raising capital. We have not generated any significant revenues from our operations. The implementation of our business plan, as discussed below, will require the receipt of sufficient equity and/or debt financing to purchase necessary equipment, technology and materials, fund our research and development efforts, retire our outstanding debt (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Availability of Additional Funds”), establish our laboratory, and otherwise fund our operations. We intend to seek such financing from current shareholders and debtholders as well as from other accredited investors. We anticipate that we will require an aggregate of between approximately $25,000,000 and $50,000,000 in funding to implement our business plan with regard to our brtxDISC™ Program, as further discussed in this Item 1 (assuming the receipt of no revenues from operations) and repay our outstanding debt ($5,754,500 as of December 31, 2013) (assuming that no debt is converted into equity). We will also require a substantial amount of additional funding to implement our other programs discussed in this Item 1. No assurance can be given that the anticipated amounts of required funding are correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise. We may also seek to have our debtholders convert all or a portion of their debt into equity. No assurance can be given that we will be able to convert such debt into equity on commercially reasonable terms or otherwise. If we are unable to obtain adequate funding, we may be required to significantly curtail or discontinue our proposed operations. See Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition - We will need to obtain additional financing to satisfy debt obligations and continue our operations.”).

Strategy

We are concentrating on an initiative for the development of a stem cell delivery system designed to deliver cells and other potential therapeutic material to the spine and discs, as well as the development of appropriate stem cells to be used for transplantation into a disc. We intend to advance the design of the stem cell delivery device and enhance the therapeutic protocols in preparation for clinical trials related to the treatment of protruding, bulging and herniated discs and degenerative disc disease. We refer to this initiative as our brtxDISC™ (Disc Implanted Stem Cells) Program. See “Disc/Spine Program” below.

In connection with the technology license discussed in “Disc/Spine Program” below, we intend to market and/or sublicense the delivery device. We also intend to sublicense the technology to third parties for use at their stem cell therapy facilities in connection with cellular-based treatment programs with regard to disc and spine and other conditions.

We are also engaging in research efforts with respect to an initiative related to the use of brown adipose (fat) for therapeutic purposes. Recent studies have demonstrated that brown fat is present in the adult human body and may be correlated with the maintenance and regulation of metabolism, thus potentially being involved in caloric regulation. We intend to continue our research activities in this area in connection with the treatment of type 2 diabetes and obesity as well as of hypertension, other metabolic disorders and cardiac deficiencies. We have labeled this initiative our ThermoStem® Program. See “Brown Adipose (Fat) Program” below.

Pursuant to our brtx-C Cosmetic Program, we have developed an ingredient derived from human adult stem cells which we are offering to third parties for use in their production of skin care products. We also offer facial creams and other skin care products with certain ingredients that may include plant stem cells and/or other plant derived stem cell optimization or regenerative compounds. See “Cosmetic Products” below.

We intend to establish a laboratory capable of performing cellular characterization and culturing and therapeutic outcomes analysis with the goal of producing a clinically-approved adult stem cell product and stem cell-related IP. See “Laboratory” and “Technology” below.

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

Accordingly, we plan to focus our initial therapy efforts in offering cellular-based treatment programs in selective areas of medicine where the treatment protocol is minimally invasive. Such areas may include the treatment of the disc and spine and metabolic-related disorders. We will seek to obtain third party reimbursement for our procedures and products; however; we anticipate that patients may be required to pay for our procedures and products out of pocket in full and without the ability to be reimbursed by any governmental and other third party payers (referred to as “private pay”).

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

Disc/Spine Program

Pursuant to a license agreement between Regenerative Sciences, LLC (“Regenerative”) and us that became effective in April 2012, we have obtained, among other things, a worldwide, exclusive, royalty-bearing license from Regenerative to utilize or sublicense a certain medical device for the administration of specific cells and/or cell products to the disc and/or spine (and other parts of the body) and a worldwide (excluding Asia and Argentina), exclusive, royalty-bearing license to utilize or sublicense a certain method for culturing cells for use in treating, among other things, disc and spine conditions, including protruding, bulging and herniated discs. The technology that has been licensed is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the legs and feet. We intend to advance the design of the stem cell delivery device and enhance the therapeutic protocols in preparation for clinical trials related to the treatment of protruding, bulging and herniated discs and degenerative disc disease. We have labeled this initiative our brtxDISC™ (Disc Implanted Stem Cells) Program.

The license agreement provides for the requirement that we achieve certain milestones or pay certain minimum royalty amounts in order to maintain the exclusive nature of the licenses. The license agreement also provides for a royalty-bearing sublicense of certain of the technology to Regenerative for use for certain purposes, including in the Cayman Islands. Further, the license agreement requires that Regenerative furnish certain training, assistance and consultation services with regard to the licensed technology. Pursuant to the license agreement, we paid to Regenerative a net license fee of $990,000 and issued to Regenerative a five year warrant for the purchase of 1,000,000 shares of our common stock, of which the right to purchase 700,000 shares will vest only when specified performance criteria are met.

We intend to develop a reproducible cell-based culture system in either a laboratory that we develop or an outside laboratory. We then intend to initiate a pre-investigational new drug (“IND”) study with respect to the development of a treatment protocol. We expect that such study will be completed by the third quarter of 2014. Following such study, we intend to file an IND/investigational device exemption (“IDE”) application with the FDA with respect to our proposed treatment protocol and initiate clinical trials. The FDA approval process can be lengthy, expensive and uncertain and there is no guarantee of ultimate approval or clearance. See “Government Regulation” below and Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition – We operate in a highly regulated environment and may be unable to comply with applicable federal, state, local, and international requirements. Failure to comply with applicable government regulation may result in a loss of licensure, registration, and approval or other government enforcement actions.”).

In 2010, the FDA brought an action to permanently enjoin Regenerative from using its Regenexx™ procedure to process mesenchymal stem cells (“MSCs”) for the treatment of various orthopedic conditions. The lawsuit relates to a procedure utilized by Regenerative whereby a patient’s own MSC cells are extracted and isolated from the patient’s bone marrow, processed at a laboratory on site for two to three weeks to undergo expansion, and then returned to the same patient to treat a medical condition. The FDA has asserted that Regenerative’s stem cell procedure is subject to FDA jurisdiction and regulation as an unapproved drug and/or biologic. Regenerative takes the position that the Regenexx™ procedure is the practice of medicine and thereby is outside of the FDA’s jurisdiction. It also contends that the manipulation of the stem cells occurs in the normal course of medical practice which is regulated by Colorado, the state in which Regenerative is located. The FDA contends that it is not impinging on Regenerative’s ability to practice medicine; instead, it considers the product being reinjected into the patient to be a cultured cell product subject to the FDA’s regulations governing the use of human cells, tissues, and cellular and tissue-based products (“HCT/Ps”). According to the FDA’s position, the Regenexx™ procedure involves growth factors, reagents and drug products that cross state lines thereby placing the product in interstate commerce. Moreover, the FDA contends that the product is more than “minimally manipulated” and, consequently, does not meet the conditions listed in 21 C.F.R. Part 1271 that exempt HCT/Ps from being regulated as drugs, devices, and/or biological products. Regenerative has agreed to cease production of the cultured cell product while the case is pending. In 2012, the District Court ruled in favor of the FDA, but Regenerative appealed the decision.  In February 2014, the United States Court of Appeals for the D.C. Circuit affirmed the District Court’s ruling, concluding that the FDA has the authority to regulate certain autologous stem cell procedures and that the Regenexx stem cell mixture meets the definition of drug and not HCT/P since it was more than minimally manipulated.  Regenerative has indicated that it does not intend to appeal the decision to the Supreme Court.  While this decision is specific to Regenerative’s procedures and mixture, it indicates that stem cells, even when used in an autologous context, may be regulated as drugs, particularly when mixed with other substances or in other ways that may be considered to be more than minimally manipulated.  Based on this outcome, it may be more likely that we will need to proceed with the FDA approval process for our initiatives as discussed above. See “Government Regulation” below.

Brown Adipose (Fat) Program

Brown fat is a population of adipose (fat) tissue found in the human body and it plays a key role in the evolutionarily conserved mechanisms underlying energy homeostasis in mammals. Human newborns and hibernating mammals have high levels of brown fat and its main function is to generate body heat and regulate metabolism. Recent studies have demonstrated that brown fat is present in the adult human body and may be correlated with the maintenance and regulation of metabolism, thus potentially being involved in caloric regulation.

In June 2011, we launched the initial research phase of what we believe will develop into a technology that involves the use of brown fat in a cell-based therapeutic program referred to as the ThermoStem® Program. The ThermoStem® Program will focus on treatments for type 2 diabetes and obesity, as well as for hypertension, other metabolic disorders and cardiac deficiencies, and will involve the study of stem cells, several genes, proteins and/or mechanisms that are related to these diseases and disorders.

We intend to use adult stem cells that may be differentiated into progenitor or fully differentiated brown adipocytes, or a related cell type, which can be used therapeutically in patients. We are focusing on the development of treatment protocols that utilize allogeneic cells (i.e., stem cells from a genetically similar but not identical donor). As the cellular program advances, we will seek to use the data from the program in the development of a small molecule drug.

Our ThermoStem® Program is in the initial research stage and, to date, we have not developed a clinical application or product. In June 2012, we entered into an Assignment Agreement with the University of Utah Research Foundation (the “Foundation”) and a Research Agreement with the University of Utah (the “University”). Pursuant to the Assignment Agreement, we acquired the rights to two patent applications that relate to human brown fat cell lines. In consideration for the assignment, we paid the Foundation $15,000 and agreed to pay a royalty on the Patent Revenue (as defined in the Assignment Agreement). Pursuant to the Research Agreement, the University has agreed to provide research services relating to the identification of brown fat tissue and the development and characterization of brown fat cell lines. Pursuant to the Research Agreement, all inventions, discoveries, patent rights, information, data, methods and techniques, including all cell lines, cell culture media and derivatives thereof, shall be owned by us and we have agreed to pay the University a fee at the rate of $500,000 per annum and a royalty on Net Sales (as defined in the Research Agreement). The Research Agreement has a three year term, except that it is terminable earlier under certain circumstances.

Following our research activities, we intend to undertake preclinical studies in order to determine whether our proposed treatment protocol is safe. Such studies are expected to begin by the fourth quarter of 2014. Following the completion of such studies, if required, we intend to file an investigational new drug (“IND”) application with the U.S. Food and Drug Administration (the “FDA”) and initiate Phase I clinical trials. See “Government Regulation” below and Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition – We operate in a highly regulated environment and may be unable to comply with applicable federal, state, local, and international requirements. Failure to comply with applicable government regulation may result in a loss of licensure, registration, and approval or other government enforcement actions.”). The FDA approval process can be lengthy, expensive and uncertain and there is no guarantee of ultimate approval or clearance. We expect that clinical trials will commence by the third quarter of 2015.

We anticipate that much of our development work in this area will take place at the University’s research laboratory; alternatively, we may seek to either use other outside contractors or develop our laboratory for such purposes. See “Laboratory” below.

Cosmetic Products

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

Laboratory

We intend to develop a state-of-the-art facility to be used as a laboratory for the possible development of cellular-based treatment protocols and research applications. We anticipate that our laboratory will commence operations by the third quarter of 2014. We are currently utilizing existing laboratories at the University of Utah as discussed above under “Brown Adipose (Fat) Program.”

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

Technology; Research and Development

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

We also intend to perform research to develop certain stem cell optimization compounds, media or “recipes” to enhance cellular growth and regeneration for the purpose of improving pre-treatment and post-treatment outcomes.

As laboratory and treatment procedures evolve, we may also seek to develop proprietary diagnostic methods using cellular biomarkers as a source for determining the potential development of disease and to evaluate the efficacy of anti-aging therapeutics and other pharmaceuticals.

We have five non-provisional and two provisional patent applications pending in the United States and one application filed in five non-United States jurisdictions. In addition, Regenerative (see “Disc/Spine Program”) has filed certain patent applications with regard to the technology that is the subject of the license agreement between us. We have trademark rights with respect to the design mark BioRestorative Therapies® and the names BioRestorative Therapies™, brtxDISC™, ThermoStem®, Stem Pearls® and Stem The Tides of Time®. Our success will depend in large part on our ability to develop and protect our proprietary technology. We intend to rely on a combination of patent, trade secret and know-how, copyright and trademark laws, as well as confidentiality agreements, licensing agreements and other agreements, to establish and protect our proprietary rights. Our success will also depend upon our ability to avoid infringing upon the proprietary rights of others, for if we are judicially determined to have infringed such rights, we may be required to pay damages, alter our services, products or processes, obtain licenses or cease certain activities.

In March 2014, we entered into a Research and Development Agreement with Rohto Pharmaceutical Co., Ltd., a Japanese pharmaceutical company. Pursuant to the agreement, we have been engaged to provide research and development services with regard to stem cells. The agreement provides for an initial payment to us of $150,000 and the payment of up to an additional $100,000 subject to the satisfaction of certain milestones. The term of the agreement is one year.

In March 2014, we entered into a Research Agreement with Pfizer, Inc.. Pursuant to the agreement, we have been engaged to provide research and development services with regard to brown fat. The agreement provides for an initial payment to us of $250,000 and the payment of up to an additional $525,000 during the two year term of the agreement.

During the years ended December 31, 2013 and 2012, we incurred approximately $1,594,000 and $757,000, respectively, in research and development expenses. We have incurred approximately $2,564,000 in research and development expenses since inception.

Scientific Advisors

We have established a Scientific Advisory Board whose purpose is to provide advice and guidance in connection with scientific matters relating to our business. Our four Scientific Advisory Board members are Dr. Wayne Marasco, Chairman, Dr. Amit Patel, Dr. Naiyer Imam and Dr. Wayne Olan. In addition, Dr. Gregory Lutz has been retained as our Chief Medical Advisor for Spine Medicine. See Item 10 (“Directors, Executive Officers and Corporate Governance – Scientific Advisors”) for a listing of the principal positions for Drs. Marasco, Patel, Imam, Olan and Lutz.

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

Our cosmetic operations will compete with other companies that offer a plant derived stem cell skin care line or stem-cell derived extracts, such as EmergeLabs, Andalou Naturals, Jeunesse Luminesce, Lifeline Skin Care, Dermelect, G.M. Collin, Rahn and Tri-K, as well as generally with cosmetic companies, many of whom have substantially greater financial, technological, research and development, marketing and personnel resources than we do.

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

Because we are a development stage enterprise and have not generated significant revenues from operations, it is difficult to anticipate the likely regulatory status of the array of products and services that we may offer.   We believe that some of the adult autologous (self-derived) stem cells that will be used in our cellular therapy and biobanking products and services, including the brown adipose (fat) tissue that we intend to use in our ThermoStem Program, may be regulated by the FDA as HCT/Ps under 21 C.F.R. Part 1271. This regulation defines HCT/Ps as articles “containing or consisting of human cells or tissues that are intended for implantation, transplantation, infusion or transfer into a human recipient.” However, the FDA may disagree with this position or conclude that some or all of our stem cell therapy products or services do not meet the applicable definitions and exemptions to the regulation. If we are not regulated solely under the HCT/P provisions, we would need to expend significant resources to comply with the FDA’s broad regulatory authority under the FDCA. Recent third party litigation concerning the autologous use of a stem cell mixture to treat musculoskeletal and spinal injuries has increased the likelihood that some of our products and services are likely to be regulated as a drug or biological product and require FDA approval.  In the litigation, the FDA asserted that the defendants’ use of cultured stem cells without FDA approval is in violation of the FDCA, claiming that the defendants’ product is a drug.  The defendants asserted that their procedure is part of the practice of medicine and therefore beyond the FDA’s regulatory authority.  The District Court ruled in favor of FDA, and in February 2014 the Circuit Court affirmed the District Court’s holding.

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

Domestic State and Local Government Regulation

Some states and local governments in the United States regulate stem cell collection, processing, and administration facilities and require these facilities to obtain specific licenses. Florida law requires that clinical laboratories obtain a license, and such laboratories are subject to inspection. Some states, such as New York and Maryland, require licensure of out-of-state facilities that process cell, tissue and/or blood samples of residents of those states. To the extent we are required to seek other state licensure, we will obtain the applicable state licensures for our laboratory and treatment centers and comply with the current and any new licensing laws that become applicable in the future. There may also be applicable state and local requirements that apply to the labeling, operation, sale, and distribution of our skin care products, our stem cell therapy products, or any related services we may provide. To the extent additional state or local laws apply, we intend to comply with them.

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

 In addition to covered entities, the Health Information Technology for Economic and Clinical Health Act (the "HITECH Act") made certain provisions of the Security Rule, as well as the additional requirements the HITECH Act imposed that relate to security or privacy and that are imposed on covered entities, directly applicable as a matter of law to individuals and entities that perform permitted functions on behalf of covered entities when those functions involve the use or disclosure of protected health information.  These individuals and entities are called "business associates."  Covered entities are required to enter into a contract with business associates, called a "business associate agreement," that also imposes many of the Privacy Rule requirements on business associates as a matter of contract.

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

Employees

We currently have three employees all of whom are full-time employees. We believe that our employee relations are good.

ITEM 1A.	RISK FACTORS.

Not applicable. See, however, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition”).

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Our principal executive offices are located at 555 Heritage Drive, Jupiter, Florida. We occupy the premises pursuant to a lease that expires on July 31, 2014 and provides for a current base monthly rent of $962.

Our Jupiter, Florida premises are suitable and adequate for our current operations; however, we are seeking to relocate in order to be able to establish a laboratory.

ITEM 3.	LEGAL PROCEEDINGS.

In November 2013, an action was commenced against us in the Circuit Court of Palm Beach County, Florida by an alleged former consultant.  The action is associated with an alleged loan made in 2009 and an alleged consulting/employment agreement entered into with us effective in 2009.  Pursuant to the action, the plaintiff is seeking to recover an unspecified amount of damages but at least approximately $193,000 of cash and warrants for the purchase of 80,000 shares of our common stock.  We believe that the claims are without merit and we intend to vigorously defend the matter.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Transactions in our common stock are currently reported under the symbol “BRTX” on the OTC Bulletin Board.  The following table sets forth the range of high and low bids reported in the over-the-counter market for our common stock.  On April 15, 2013, we effected a 1 for 50 reverse split of our common stock. The prices shown below have been retroactively adjusted to give effect to the reverse split and represent prices in the market between dealers in securities; they do not include retail markup, markdown or commissions, and do not necessarily represent actual transactions.

	High	Low
2012 Calendar Year
First Quarter	$1.50	$0.50
Second Quarter	$1.75	$0.50
Third Quarter	$2.00	$0.85
Fourth Quarter(1)	$2.13	$0.80

	High	Low
2013 Calendar Year
First Quarter	$1.95	$1.15
Second Quarter	$1.65	$0.70
Third Quarter	$0.99	$0.33
Fourth Quarter	$0.70	$0.40

(1)	On November 5, 2012 our common stock began trading on the OTC Bulletin Board.

Holders

As of April 9, 2014, there were 227 record holders of our shares of common stock.

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

Recent Sales of Unregistered Securities

During the three months ended December 31, 2013, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2012, Quarterly Reports on Form 10-Q for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013 and Current Reports on Form 8-K filed with the Securities and Exchange Commission and press releases made by us), and we were available to answer questions by prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficiency and for other corporate purposes.

		Warrants
	Common		Exercise	Term
Date Issued	Stock	Shares	Price	(Years)	Purchaser(s)	Consideration (1)
10/4/13	50,000	-	$-	-	(5)	$12,500	(2)
10/9/13	2,860	-	$-	-	(5)	$1,659	(2)
10/31/13	3,750	-	$-	-	(5)	$2,250	(2)
11/15/13	22,500	-	$-	-	(5)	$13,050	(2)
11/15/13	22,500	-	$-	-	(5)	$13,050	(2)
11/30/13	4,091	-	$-	-	(5)	$2,250	(2)
12/3/13	110,230	-	$-	-	(6)	$25,904	(4)
12/3/13	52,014	-	$-	-	(6)	$12,223	(4)
12/18/13	6,300	-	$-	-	(5)	$3,276	(2)
12/31/13	4,500	-	$-	-	(5)	$2,250	(2)
11/30/13-12/31/13	1,686,029	1,686,029	$0.75	2	(6)	$505,809	(3)

(1)	The value of the non-cash consideration was estimated to be the fair value of our restricted common stock. Since our shares are thinly traded in the open market, the fair value of our equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares.

(2)	Issued in consideration of consulting services.

(3)	Issued pursuant to the exercise of warrants.

(4)	Issued in connection with the exchange of notes payable.

(5)	Consultant.

(6)	Accredited investor.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2013, there were no purchases of common stock made by us or any “affiliated purchaser”.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of BioRestorative Therapies, Inc. (and including its subsidiaries, "BRT" or the “Company”) as of December 31, 2013 and 2012 and for the years ended December 31, 2013 and 2012 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K following Item 15. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to BRT. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Factors That May Affect Future Results and Financial Condition” in this Item 7 for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

We are a development stage enterprise whose primary activities since inception have been the development of our business plan, negotiating strategic alliances and other agreements, raising capital and the sponsorship of research and development activities.

Our goal is to develop technology using cell and tissue regenerative therapy protocols, primarily involving adult stem cells, allowing patients to undergo cellular-based treatments. As more and more cellular therapies become standard of care, we intend to focus on the unity of medical and scientific explanations for future clinical procedures and outcomes and the provision of adult stem cells for future personal medical applications. Among the initiatives that we are currently pursuing is our brtxDISC™ (Disc Implanted Stem Cells) Program. We have obtained a license that permits us to use technology for adult stem cell treatment of disc and spine conditions, including protruding, bulging and herniated discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the legs and feet. Another technology we are developing is our ThermoStem® Program. This pre-clinical program involves the use of brown fat in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac

We also offer stem cell derived cosmetic and skin care products. Pursuant to our brtx-C Cosmetic Program, we have developed an ingredient derived from human adult stem cells which can be used by third party companies in the development of their own skin care products. Separately, through our wholly-owned subsidiary, Stem Pearls, LLC, we offer facial creams and other skin care products with certain ingredients that may include plant stem cells and/or other plant derived stem cell optimization or regenerative compounds.

We currently are seeking to establish a new laboratory facility and increase our capabilities for the further development of possible cellular-based treatment protocols, stem cell-related intellectual property and research applications.

Since inception, we have incurred substantial losses. As of December 31, 2013, the deficit accumulated during the development stage was $19,812,414, our stockholders’ deficiency was $6,685,069 and our working capital deficiency was $7,262,748. Through December 31, 2013, we have not yet generated significant revenues and our losses have principally been operating expenses incurred in development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

Based upon our working capital deficiency as of December 31, 2013 and the lack of substantial revenues from inception to December 31, 2013, we require equity and/or debt financing to continue our operations. Between December 2008 and December 31, 2013, we raised an aggregate of $7,293,139 in debt financing and $4,228,984 in equity financing, including proceeds received from the exercise of common stock purchase warrants. As of December 31, 2013, our outstanding debt of $5,754,500, together with interest at rates ranging between 8% and 20% per annum, was due on various dates through October 2014. Subsequent to December 31, 2013 and through April 9, 2014, we have received aggregate equity financing, including proceeds received from the exercise of common stock purchase warrants, and debt financing of $625,000 and $140,000, respectively, we have received research and development fees of $150,000, the due date for the repayment of $752,500 of debt has been extended, $25,000 of debt has been repaid and $274,000 and $19,932 of debt and accrued interest, respectively, has been exchanged for common stock. Giving effect to the above actions, we currently have notes payable aggregating $193,000 which are either past due or payable on demand. Based upon our working capital deficiency and outstanding debt, we expect to be able to fund our operations through May 2014. We are currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. We are currently considering several different financing alternatives to support our operations thereafter. If we are unable to obtain such additional financing on a timely basis and, notwithstanding any request we may make, our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. See “Liquidity and Capital Resources” below.

Consolidated Results of Operations

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

The following table presents selected items in our consolidated statements of operations for the years ended December 31, 2013 and 2012, respectively:

	For The Years Ended
	December 31,
	2013	2012

Revenues	$1,680	$15,589

Cost of goods sold	208	1,307

Gross Profit	1,472	14,282

Operating Expenses:

Marketing and promotion	114,951	131,980
Consulting	779,462	1,744,024
Research and development	1,594,054	756,776
General and administrative	2,265,275	2,953,954

Total Operating Expenses	4,753,742	5,586,734

Loss From Operations	(4,752,270)	(5,572,452)

Other Income (Expense):

Interest expense	(371,281)	(591,813)
Amortization of debt discount	(405,531)	(329,796)
Loss on extinguishment of notes payable	(7,200)	(69,708)
Warrant modification expense	(214,912)	-
Gain on settlement of note and payables, net	-	27,047

Total Other Expense	(998,924)	(964,270)

Net Loss	$(5,751,194)	$(6,536,722)

Gross profit

For the year ended December 31, 2013, revenues were $1,680 as compared to $15,589 for the year ended December 31, 2012. For the year ended December 31, 2013, our revenue was attributable to sales of Stem Pearls® skincare products. For the year ended December 31, 2012, our revenue consisted of $10,000 of sublicense fees and $5,589 attributable to sales of Stem Pearls® skincare products.

Cost of goods sold consisted of the costs of the underlying products. For the year ended December 31, 2013, cost of goods sold was $208 as compared to $1,307 for the year ended December 31, 2012.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the year ended December 31, 2013, marketing and promotion expenses decreased by $17,029, or 13%, due to cash constraints, from $131,980 to $114,951, as compared to the year ended December 31, 2012.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the year ended December 31, 2013, consulting expenses decreased $964,562, or 55%, from $1,744,024 to $779,462, as compared to the year ended December 31, 2012. The decrease is primarily due to an approximate $928,000 decrease in non-cash stock-based compensation to directors, consultants and advisors.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Chief Executive Officer (in part); (b) our Vice President of Research and Development; and (c) our Scientific Advisory Board members, and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the year ended December 31, 2013, research and development expenses increased by $837,278 from $756,776 to $1,594,054, or 111%, as compared to the year ended December 31, 2012. The increase is related to the commencement of our brown fat and disc/spine initiatives at the end of the second quarter of 2012 (approximately $325,000 of the increase), plus cash ($202,000 of the increase) and non-cash ($310,000 of the increase) compensation of (a) our Chief Executive Officer (in part); (b) our Vice President of Research and Development; and (c) our Scientific Advisory Board members.

We expect that our research and development expenses will continue to increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of (a) our Chief Executive Officer attributable to research and development and (b) our Vice President of Research and Development) as well as corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the year ended December 31, 2013, general and administrative expenses decreased by $688,679, or 23%, from $2,953,954 to $2,265,275, as compared to the year ended December 31, 2012. The decrease is primarily due to a greater proportion of executive time devoted to research and development initiatives (approximately $260,000 of the decrease), a decrease in executive non-cash stock-based compensation (approximately $216,000 of the decrease) and the absence of 2013 tax liability reimbursements made by us associated with the vesting of executive restricted stock (approximately $193,000 in the year ended December 31, 2012).

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the year ended December 31, 2013, interest expense decreased $220,532, or 37%, as compared to the year ended December 31, 2012. The decrease was due to a reduction in interest-bearing short-term borrowings as compared to the year ended December 31, 2012 including the restructuring of our largest note payable.

Amortization of debt discount

For the year ended December 31, 2013, amortization of debt discount increased $75,735, or 23%, as compared to the year ended December 31, 2012, primarily due to an increase in the issuance of warrants in lieu of cash interest payments in conjunction with debt issuances, plus the timing of the recognition of the debt discount expense.

Loss on extinguishment of notes payable

For the year ended December 31, 2013, we recorded a loss on extinguishment of notes payable of $7,200, which is associated with investors’ conversion of debt into equity securities, as compared to a loss on extinguishment of notes payable of $69,708 for the year ended December 31, 2012.

Warrant modification expense

During the year ended December 31, 2013, we recorded expense of $214,912 related to the modification of outstanding warrants.

Gain on settlement of note and payables, net

During the year ended December 31, 2012, we recorded a gain on settlement of note and payables, net, of $27,407, which represented the difference between our recorded payment obligation and the agreed amount that was ultimately paid pursuant to various settlement agreements. There were no gains on settlement of notes or payables recorded during the year ended December 31, 2013.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	December 31,
	2013	2012

Cash	$201,098	$363

Working Capital Deficiency	$(7,262,748)	$(2,784,676)

Notes Payable (Gross - Current)	$5,227,390	$1,003,685

Availability of Additional Funds

Based upon our working capital and stockholders’ deficiency of $7,262,748 and $6,685,069, respectively, as of December 31, 2013 and the lack of significant revenues from inception to December 31, 2013, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Between December 2008 and December 31, 2013, we raised an aggregate of $7,293,139 in debt financing and $4,228,984 in equity financing, including proceeds received from the exercise of common stock purchase warrants. As of December 31, 2013, our outstanding debt of $5,754,500, together with interest at rates ranging between 8% and 20% per annum, was due on various dates through October 2014. Subsequent to December 31, 2013 and through April 9, 2014, we have received aggregate equity, including proceeds received from the exercise of common stock purchase warrants, and debt financing of $625,000 and $140,000, respectively, we have received research and development fees of $150,000, the due date for the repayment of $752,500 of debt has been extended, $25,000 of debt has been repaid and $274,000 and $19,932 of debt and accrued interest, respectively, has been exchanged for common stock. Giving effect to the above actions, we currently have notes payable aggregating $193,000 which are either past due or payable on demand. We are currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. As of the date of this filing, we have not received any notices of default with respect to these notes. As of the date that this Annual Report on Form 10-K was filed, our outstanding debt was as follows:

Principal
Maturity Date	Amount

Past Due/On Demand	$193,000
QE 6/30/14	180,000
QE 9/30/14	4,325,000
QE 12/31/14	642,685
QE 3/31/15	50,000
QE 6/30/15	283,873

$5,674,558

Based upon our working capital deficiency and outstanding debt, we expect to be able to fund our operations through May 2014. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes). Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

During the year ended December 31, 2013, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the years ended December 31, 2013 and 2012 in the amounts of $2,672,404 and $3,184,112, respectively. The net cash used in operating activities for the year ended December 31, 2013 was primarily due to cash used to fund a net loss of $5,751,194, adjusted for non-cash expenses in the aggregate amount of $2,119,501, partially offset by $959,289 of cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable plus accrued expenses and other liabilities, due to cash constraints during the period.

The net cash used in operating activities for the year ended December 31, 2012 was primarily due to cash used to fund a net loss of $6,536,722, adjusted for non-cash expenses in the aggregate amount of $2,311,107, partially offset by $1,041,503 of cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable plus accrued expenses and other liabilities, due to cash constraints during the period.

Net Cash Used in Investing Activities

During the year ended December 31, 2013, net cash used in investing activities was $11,160, primarily due to cash used for the purchase of medical equipment. During the year ended December 31, 2012, net cash used in investing activities was $1,002,533, primarily due to cash used to acquire an intangible asset (a license associated with our disc/spine initiative) in the amount of $1,000,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the years ended December 31, 2013 and 2012 was $2,884,299 and $4,115,500, respectively. During the year ended December 31, 2013, $1,473,490 of net proceeds were from debt financings and $1,410,809 of proceeds were from equity financings (including proceeds received in connection with the exercise of common stock purchase warrants). During the year ended December 31, 2012, $2,190,500 of net proceeds were from debt financings and $1,925,000 of proceeds were from equity financings.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Our significant estimates and assumptions include the recoverability and useful lives of long-lived assets, the fair value of our stock, stock-based compensation, warrants issued in connection with notes payable and the valuation allowance related to our deferred tax assets. Certain of our estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to us and general economic conditions. It is reasonably possible that these external factors could have an effect on our estimates, and could cause actual results to differ from those estimates.

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

Revenue Recognition

For the year ended December 31, 2013, our $1,680 of revenue was attributable to sales of Stem Pearls® skincare products. For the year ended December 31, 2012, revenue consisted of $10,000 of sublicense fees and $5,589 was attributable to sales of Stem Pearls® skincare products. Our policy is to recognize product sales when the risk of loss and title to the product transfers to the customer, after taking into account potential returns. We recognize sublicensing and royalty revenue when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) the service is completed without further obligation, (iii) the sales price to the customer is fixed or determinable, and (iv) collectability is reasonably assured.

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

We have a very limited operating history. Since our inception, we have incurred net losses. As of December 31, 2013, we had a working capital deficiency of $7,262,748 and stockholders’ deficiency of $6,685,069. The report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2013 and 2012 and for the years then ended indicates that our financial statements have been prepared assuming that we will continue as a going concern. The report states that, since we are in the development stage, we have incurred net losses since inception and we need to raise additional funds to meet our obligations and sustain our obligations, there is substantial doubt about our ability to continue as a going concern. Our plans in regard to these matters are described in footnote 2 to our audited financial statements as of December 31, 2013 and 2012 and for the years then ended, and for the period from December 30, 2008 (inception) to December 31, 2013, which are included following Item 15 (“Exhibits and Financial Statement Schedules”). Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will need to obtain additional financing to satisfy debt obligations and continue our operations.

As described in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Availability of Additional Funds”), between December 2008 and December 31, 2013, we raised an aggregate of $7,293,139 in debt financing and $4,228,984 in equity financing, including proceeds received from the exercise of common stock purchase warrants. Subsequent to December 31, 2013 and through April 9, 2014, we have received aggregate equity, including proceeds received from the exercise of common stock purchase warrants, and debt financing of $625,000 and $140,000, respectively, we have received research and development fees of $150,000, the due date for the repayment of $752,500 of debt has been extended, $25,000 of debt has been repaid and $274,000 and $19,932 of debt and accrued interest, respectively, has been exchanged for common stock. Giving effect to the above actions, we currently have notes payable aggregating $193,000 which are either past due or payable on demand. We are currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. As of April 9, 2014, the outstanding balance of our debt of $5,674,558, together with accrued interest, was due and payable between on demand and April 2015. Unless we obtain additional financing or, upon our request, the debtholders agree to convert their debt into equity or extend the maturity dates of the debt, we will not be able to repay such debt. Based upon our working capital deficiency and outstanding debt, we expect to be able to fund our operations through May 2014. Even if we are able to satisfy our debt obligations, our cash balance and the revenues for the foreseeable future from our anticipated operations will not be sufficient to fund the development of our business plan, including in connection with the license obtained from Regenerative. Accordingly, we will be required to raise capital from one or more sources.  There is no guarantee that adequate funds will be available when needed from additional debt or equity financing, or from other sources, or on terms attractive to us.  Our inability to obtain sufficient funds in the future would, at a minimum, require us to delay, scale back, or eliminate some or all of our contemplated activities, which could have a substantial negative effect on our results of operations and financial condition. See Item I (“Business-Overview”) for a discussion of our financing requirements.

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

Except for the Regenerative Sciences, LLC license agreement, the research agreement with the University of Utah and the recently executed research and development agreements with Rohto Pharmaceutical Co., Ltd. and Pfizer, Inc., we do not have any material agreements or understandings in place with respect to the implementation of our business strategy. No assurances can be given that we will be able to enter into any necessary agreements with respect to the development of our business. Our inability to enter into any such agreements would have a material adverse effect on our results of operations and financial condition.

We are required to pay certain minimum amounts to maintain our exclusive license rights with regard to the disc/spine technology. The loss of such exclusive rights would have a material adverse effect upon us.

Pursuant to the license agreement with Regenerative Sciences, LLC, unless certain milestones are satisfied, we will be required to pay to Regenerative minimum amounts of between $75,000 and $475,000 during the period from April 2015 to April 2019 in order to maintain our exclusive rights with regard to the disc/spine technology. No assurances can be given that we will have sufficient funds to pay such minimum amounts. Any loss of such exclusive rights would have a material adverse effect upon our business, results of operations and financial condition.

We depend on our executive officers and on our ability to attract and retain additional qualified personnel. We do not currently have a Chief Financial Officer.

Our performance is substantially dependent on the performance of Mark Weinreb, our Chief Executive Officer. We rely upon him for strategic business decisions and guidance. Mr. Weinreb is subject to an employment agreement with us that is scheduled to expire in October 2015. We are also dependent on the performance of Francisco Silva, our Vice President of Research and Development, in establishing and developing our laboratory business. Mr. Silva is also subject to an employment agreement with us. We do not currently have a Chief Financial Officer. Pending the hiring of a Chief Financial Officer, we are utilizing financial consultants with regard to the preparation of our financial statements. We believe that our future success in developing marketable services and products and achieving a competitive position will depend in large part upon whether we can attract and retain additional qualified management and scientific personnel, including a Chief Financial Officer.  Competition for such personnel is intense, and there can be no assurance that we will be able to attract and retain such personnel.  The loss of the services of Mr. Weinreb and/or Mr. Silva or the inability to attract and retain additional personnel, including a Chief Financial Officer, and develop expertise as needed would have a substantial negative effect on our results of operations and financial condition.

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

We intend to develop stem cell based therapeutic products. These products and operations are subject to regulation in the United States by the FDA, FTC, CMS, state authorities and comparable authorities in foreign jurisdictions. Government regulation is a significant factor affecting the research, development, formulation, manufacture, and marketing of our products. If we fail to comply with applicable regulations, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, operating restrictions and criminal prosecution.

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

 In addition to covered entities, the Health Information Technology for Economic and Clinical Health Act (the "HITECH Act") made certain provisions of the Security Rule, as well as the additional requirements the HITECH Act imposed that relate to security and privacy and that are imposed on covered entities, directly applicable as a matter of law to individuals and entities that perform permitted functions on behalf of covered entities when those functions involve the use or disclosure of protected health information.  These individuals and entities are called "business associates."  Covered entities are required to enter into a contract with business associates, called a "business associate agreement," that also imposes many of the Privacy Rule requirements on business associates as a matter of contract.

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

As discussed in Item 1 (“Business – Disc/Spine Program”), the FDA has brought an action to permanently enjoin Regenerative from using its Regenexx™ procedure to process mesenchymal stem cells (“MSCs”) for the treatment of various orthopedic conditions. The lawsuit relates to a procedure utilized by Regenerative whereby a patient’s own MSC cells are extracted and isolated from the patient’s bone marrow, processed at a laboratory on site for two to three weeks to undergo expansion, and then returned to the same patient to treat a medical condition. The FDA has asserted that Regenerative’s stem cell procedure is subject to FDA jurisdiction and regulation as an unapproved drug and/or biologic. Regenerative takes the position that the Regenexx™ procedure is the practice of medicine and thereby is outside of the FDA’s jurisdiction. It also contends that the manipulation of the stem cells occurs in the normal course of medical practice which is regulated by Colorado, the state in which Regenerative is located. The FDA contends that it is not impinging on Regenerative’s ability to practice medicine; instead, it considers the product being reinjected into the patient to be a cultured cell product subject to the FDA’s regulations governing the use of human cells, tissues, and cellular and tissue-based products (“HCT/Ps”). According to the FDA’s position, the Regenexx™ procedure involves growth factors, reagents and drug products that cross state lines thereby placing the product in interstate commerce. Moreover, the FDA contends that the product is more than “minimally manipulated” and, consequently, does not meet the conditions listed in 21 C.F.R. Part 1271 that exempt HCT/Ps from being regulated as drugs, devices, and/or biological products. Regenerative has agreed to cease production of the cultured cell product while the case is pending. In 2012, the District Court ruled in favor of the FDA, but Regenerative appealed the decision.  In February 2014, the United States Court of Appeals for the D.C. Circuit affirmed the District Court’s ruling, concluding that the FDA has the authority to regulate certain autologous stem cell procedures and that the Regenexx stem cell mixture meets the definition of drug and not HCT/P since it was more than minimally manipulated.  Regenerative has indicated that it does not intend to appeal the decision to the Supreme Court.  While this decision is specific to Regenerative’s procedures and mixture, it indicates that stem cells, even when used in an autologous context, may be regulated as drugs, particularly when mixed with other substances or in other ways that may be considered to be more than minimally manipulated.  Based on this outcome, it may be more likely that we will need to proceed with the FDA approval process for our initiatives as discussed above. See Item 1 (“Business – Government Regulation”).

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

As of April 9, 2014, we had outstanding indebtedness in the amount of $5,674,558. We intend to seek to have the debtholders convert all or a significant amount of such debt into equity. In the event of any such conversion, the percentage ownership of existing stockholders will be substantially diluted.

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

None.

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

In connection with the preparation of this Annual Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

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

 Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions Held
Mark Weinreb	61	Chief Executive Officer, President and Chairman of the Board
Francisco Silva	39	Vice President of Research and Development
Mandy D. Clyde	32	Vice President of Operations and Secretary
A. Jeffrey Radov	62	Director
Joel San Antonio	61	Director

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

Joel San Antonio

Joel San Antonio became a member of our Board and Chair of our Compensation and Nominating Committees in April 2011. Mr. San Antonio is the Founder and Managing Partner of Stanwich Capital Advisors, LLC, a company that provides small to mid-size companies with alternative financing solutions. He is also the former CEO of Lochem Capital LLC, a nationwide factoring broker. Mr. San Antonio is co-founder and advisor to both the Greenwich Salad Company, a premier destination for individuals seeking healthy dining alternatives, and National Vehicle Services, a company engaged in providing roadside services for commercial vehicles. In 1984, Mr. San Antonio founded and took public Warrantech Corporation, a leading provider of third party administration for insurance companies. While serving as Warrantech’s Chairman and Chief Executive Officer, he received Ernst and Young’s “Entrepreneur of the Year” award for financial services and Warrantech earned the recognition of Fortune Magazine’s “Top 100 Fastest Growing Companies.” In 2007, Warrantech was acquired by a private equity firm and Mr. San Antonio remained as CEO. In 2010, Warrantech was acquired by AmTrust Financial Services, Inc. Mr. San Antonio continued as its Chairman until March 2012. Throughout his career, Mr. San Antonio has been involved in numerous business sectors ranging from insurance and financial services to travel and gaming. He sits on several boards, both public and private. Mr. San Antonio began his career in the apparel industry, founding Little Lorraine Ltd., a company engaged in the manufacture of various brands of women’s apparel. He is a graduate of Ithaca College with a Bachelor of Science degree in Business Administration, and a graduate from Schiller College in Heidelberg, Germany with a degree in Cultural Arts. We believe that Mr. San Antonio’s executive-level management experience gives him the qualifications and skills to serve as one of our directors.

Scientific Advisors

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

Wayne J. Olan, M.D.

Director, Endovascular and Minimally Invasive Image Guided Neurosurgery;

Associate Professor, Neurosurgery and Radiology, George Washington University Medical Center;

Consulting Physician, Department of Radiology, National Institutes of Health

Chief Medical Advisor for Spine Medicine

Gregory E. Lutz, M.D. serves as our Chief Medical Advisor for Spine Medicine. Dr. Lutz is Associate Professor of Clinical Rehabilitation Medicine, Weill Medical College of Cornell. He is the Physiatrist-in-Chief Emeritus for Hospital for Special Surgery (“HSS”) and is a member of its board of trustees. Dr. Lutz is also consulting physician to the National Hockey League Players’ Association. He has been in practice at HSS since 1993. In 1997, Dr. Lutz established the Physiatry Department at HSS and became Physiatrist-in-Chief.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common stock and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2013. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission and written representations that no other reports were required, during the fiscal year ended December 31, 2013, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

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

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2013 and 2012 by our (i) principal executive officer, and (ii) all other executive officers, other than our principal executive officer, whose total compensation for the 2013 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”):

										Option
Name and Principal		Salary				Bonus				Awards		All Other Compensation				Total
Position	Year	Earned		Waived		Earned		Waived		Earned		Earned		Waived		Earned		Waived
Mark Weinreb,	2013	$360,000	(1)	$240,000	(1)	$-	(3)	$300,000	(3)	$50,550	(4)	$14,400	(1)	$25,000	(1)	$424,950	(1)	$565,000	(1)
Chief Executive Officer	2012	$509,000		$-		$324,500	(3)	$-		$696,000	(4)	$231,592		$-		$1,761,092	(2)	$-

Francisco Silva,	2013	$230,000		$-		$-		$-		$20,220	(4)	$-		$-		$250,220		$-
VP of Research and Development(5)	2012	$179,167		$-		$-		$-		$115,250	(4)(6)	$-		$-		$294,417		$-

Mandy Clyde,	2013	$118,000		$-		$-		$-		$16,176	(4)	$-		$-		$134,176		$-
VP of Operations	2012	$100,000		$-		$-		$-		$49,950	(4)	$-		$-		$149,950		$-

(1)	Of the aggregate $989,950 payable for services rendered during 2013, (a) $240,000, $300,000 and $25,000 in salary, bonus and unpaid vacation, respectively, were waived by Mr. Weinreb and (b) $50,500 represents the grant date value of non-cash stock-based compensation awards, irrespective of the vesting period of those awards. Of the $374,400 earned cash compensation, $14,400 and $20,000 were paid in cash during 2013 and 2014 (prior to this Annual Report being filed), respectively, while $340,000 remains unpaid. All Other Compensation-Earned represents the automobile allowance paid to Mr. Weinreb in 2013.

(2)	Of the aggregate $1,761,092 earned during 2012, $696,000 represents the grant date value of non-cash stock-based compensation awards, irrespective of the vesting period of those awards. Of the earned remainder, $444,992, $437,619 and $182,535 were paid in cash during 2012, 2013 and 2014 (prior to this Annual Report being filed), respectively, and none remains unpaid. In addition to his contractual bonus, as discussed in footnote (3) below, a special bonus of $70,000 was awarded and paid to Mr. Weinreb in connection with our entering into the license agreement with Regenerative Sciences, LLC described in Item 1 of this Annual Report (“Business-Disc/Spine Program”). All Other Compensation includes $197,192 paid to reimburse Mr. Weinreb for tax payments due on his non-cash stock-based compensation, plus automobile and vacation allowances, of which none remains unpaid.

(3)	Pursuant to Mr. Weinreb’s employment agreement with us, he earns a bonus equal to 50% of his annual salary. See “Employment Agreement” below. Mr. Weinreb waived his entitlement to receive a bonus for 2013. Of the 2012 earned bonus amount, none remains unpaid.

(4)	The amounts reported in these columns represent the grant date fair value of the option awards granted during the years ended December 31, 2013 and 2012, calculated in accordance with FASB ASC Topic 718. For a detailed discussion of the assumptions used in estimating fair values, see Note 10 – Stockholders’ Deficiency in the notes that accompany our consolidated financial statements.

(5)	Mr. Silva, our Vice President of Research and Development, served in such capacity from April 2011 to March 2012. In March 2012, he transitioned from such position to Research Scientist. In June 2012, Mr. Silva became our Chief Scientist. In March 2013, he reassumed the position of Vice President of Research and Development.

(6)	Does not include $77,800 grant date value of performance based awards deemed not probable to vest through December 31, 2013. Subsequent to December 31, 2013, $31,000 grant date value of the performance based awards vested, despite previously being deemed not probable to vest. As of the filing date, the remaining $46,800 of performance based awards are deemed not probable to vest.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2013 to the Named Executive Officers:

	Option Awards								Stock Awards
											Equity
											incentive
											plan
											awards:
										Equity	Market or
				Equity						incentive	payout
				incentive plan						plan awards:	value of
				awards:						Number of	unearned
	Number of	Number of		Number of				Number of	Market	unearned	shares,
	securities	securities		securities				shares or	value of	shares,	units or
	underlying	underlying		underlying				units of	shares of	units or	other
	unexercised	unexercised		unexercised		Option	Option	stock that	units that	other rights	rights that
	options	options		unearned		exercise	expiration	have not	have not	that have not	have not
Name	exercisable	unexercisable		options		price	date	vested	vested	vested	vested
Mark Weinreb	80,000	-		-		$0.50	12/14/2020	-	$-	-	$-

Mark Weinreb	666,667	333,333	(1)	-		$1.05	2/9/2022	-	$-	-	$-

Mark Weinreb	400,000	-		-		$1.50	12/7/2022	-	$-	-	$-

Mark Weinreb	125,000	125,000	(2)	-		$0.60	10/4/2023	-	$-	-	$-

Francisco Silva	80,000	-		-		$0.50	4/4/2021	-	$-	-	$-

Francisco Silva	3,000	-		-		$1.25	6/23/2021	-	$-	-	$-

Francisco Silva	20,000	-		-		$1.00	11/15/2021	-	$-	-	$-

Francisco Silva	40,000	-		-		$1.05	2/10/2022	-	$-	-	$-

Francisco Silva	30,000	20,000	(3)	100,000	(4)	$1.40	5/2/2022	-	$-	-	$-

Francisco Silva	80,000	-		-		$1.50	12/7/2022	-	$-	-	$-

Francisco Silva	50,000	50,000	(2)	-		$0.60	10/4/2023	-	$-	-	$-

Mandy Clyde	80,000	-		-		$0.50	12/14/2020	-	$-	-	$-

Mandy Clyde	6,000	-		-		$1.00	4/20/2021	-	$-	-	$-

Mandy Clyde	30,000	-		-		$1.05	2/9/2022	-	$-	-	$-

Mandy Clyde	50,000	-		-		$1.50	12/7/2022	-	$-	-	$-

Mandy Clyde	40,000	40,000	(2)	-		$0.60	10/4/2023	-	$-	-	$-

(1)	Option is exercisable effective as of February 10, 2014.

(2)	Option is exercisable effective as of October 4, 2014.

(3)	Option is exercisable to the extent of 10,000 shares effective as of each of May 3, 2014 and May 3, 2015.

(4)	Options for the purchase of 40,000 shares of common stock are exercisable commencing on the date, if any, on which we, as a direct result of Mr. Silva’s efforts, receive a bona fide research grant of at least $250,000. Options for the purchase of 60,000 shares of common stock are exercisable commencing on the date (provided that such date is during Mr. Silva’s employment with us), if any, on which either (i) the United States Food and Drug Administration (the “FDA”) approves our Biologics License Application with respect to any biologic product or (ii) a 510(k) Premarket Notification submission is made by us to the FDA with respect to a certain device.

Employment Agreements

Effective October 4, 2010, we entered into a three-year employment agreement with Mark Weinreb, our Chief Executive Officer. In February 2012, we and Mr. Weinreb agreed to extend the expiration date of the employment agreement to October 4, 2015. Pursuant to the employment agreement, Mr. Weinreb is entitled to receive a salary of $360,000 per annum during the initial year, $480,000 per annum during the second year and $600,000 per annum during each of the final three years of the term and an annual bonus equal to 50% of his annual salary. Mr. Weinreb agreed to waive $240,000 of his past due salary for the year ended December 31, 2013 and all $300,000 of his bonus for such year. In addition, pursuant to the employment agreement, in the event that Mr. Weinreb’s employment is terminated by us without cause, or Mr. Weinreb terminates his employment for “good reason” or following a change in control, Mr. Weinreb would be entitled to receive a lump sum payment equal to the greater of (a) his base annual salary and bonus for the remainder of the term or (b) two times his then annual base salary and bonus. Further, pursuant to the employment agreement, as amended, in January 2011 and May 2011, we granted to Mr. Weinreb 300,000 and 700,000 shares of common stock, respectively. In connection with the stock grants, we agreed to pay all taxes payable by Mr. Weinreb as a result of the grants as well as all taxes incurred as a result of the tax payments made on his behalf. We and Mr. Weinreb initially agreed that the 700,000 share grant would not vest until we received equity and/or debt financing in an aggregate amount equal to three times the tax payable in connection with the grant. On November 4, 2011, we and Mr. Weinreb agreed that the 700,000 share grant will not vest until we receive equity and/or debt financing after such date of at least $2,000,000. In April 2012, the vesting requirement was satisfied.

Effective April 5, 2011, we entered into an at will employment agreement with Francisco Silva, our Vice President of Research and Development. Pursuant to the employment agreement, as amended, Mr. Silva is currently entitled to receive a salary of $230,000 per annum. Concurrently with the execution of the employment agreement, he was granted an option for the purchase of 80,000 shares of common stock. In addition, pursuant to the employment agreement, Mr. Silva was entitled to receive, under certain circumstances, an aggregate cash bonus of $55,000 (all of which has been paid or is due) and options for the purchase of an aggregate of 63,000 shares of common stock (all of which have been granted). Further, pursuant to the employment agreement, in the event that Mr. Silva’s employment with us is terminated without cause, Mr. Silva would be entitled to receive a cash severance amount of $75,000.

Effective December 1, 2010, we entered into an at will employment agreement with Mandy Clyde, our Vice President of Operations. Pursuant to the employment agreement, as amended, Ms. Clyde is currently entitled to receive a salary of $118,000 per annum. Concurrently with the execution of the employment agreement, she was granted an option for the purchase of 80,000 shares of common stock. Further, pursuant to the employment agreement, in the event that Ms. Clyde’s employment with us is terminated without cause, Ms. Clyde would be entitled to receive a cash severance amount of $50,000.

Director Compensation

The following table sets forth certain information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2013:

						Nonqualified
	Fees Earned				Non-Equity	Deferred
	or Paid in	Stock	Option		Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards (1)		Compensation	Earnings	Compensation	Total

A. Jeffrey Radov	$40,000	$-	$50,550	(2)	$-	$-	$-	$90,550

Joel San Antonio	$40,000	$-	$50,550	(2)	$-	$-	$-	$90,550

(1)	The amounts reported in this column represent the grant date fair value of the option awards granted during the year ended December 31, 2013, calculated in accordance with FASB ASC Topic 718. For a detailed discussion of the assumptions used in estimating fair values, see Note 10 – Stockholders’ Deficiency in the notes that accompany our consolidated financial statements.

(2)	As of December 31, 2013, each of Messrs. Radov and San Antonio held options for the purchase of 950,000 shares of common stock.

Each of Messrs. Radov and San Antonio, our non-employee directors, is entitled to receive, as compensation for his services as a director, $30,000 per annum plus $10,000 per annum for all committee service, in each case payable quarterly (subject to our cash needs).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of April 9, 2014, known by us, through transfer agent records, to be held by: (i) each person who beneficially owns 5% or more of the shares of common stock then outstanding; (ii) each of our directors; (iii) each of our Named Executive Officers (as defined above); and (iv) all of our directors and executive officers as a group.

The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act. To our knowledge, and unless otherwise indicated, each shareholder has sole voting power and investment power over the shares listed as beneficially owned by such shareholder, subject to community property laws where applicable. Percentage ownership is based on 21,833,014 shares of common stock outstanding as of April 9, 2014.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Approximate Percent of Class

Mark Weinreb
555 Heritage Drive
Jupiter, Florida	4,068,787	(1)	17.1%

Westbury (Bermuda) Ltd.
Westbury Trust
Victoria Hall
11 Victoria Street
Hamilton, HMEX Bermuda	2,915,000	(2)	12.9%

Robert W. Meyer, Jr.
300 Haynes Street	1,515,000	(3)	6.8%
Cadillac, Michigan

A. Jeffrey Radov
8 Walworth Avenue
Scarsdale, New York	1,241,667	(4)	5.4%

Joel San Antonio
12 Joshua Slocum Dock
Dolphin Cove, Connecticut	1,241,667	(4)	5.4%

Francisco Silva
555 Heritage Drive
Jupiter, Florida	476,334	(5)	2.1%

Mandy Clyde
555 Heritage Drive
Jupiter, Florida	247,667	(5)	1.1%

All directors and executive officers as
a group (5 persons)	7,276,122	(1)(6)	27.5%

_____________________

(1)	Includes (a) 1,938,334 shares of common stock issuable upon the exercise of currently exercisable options and (b) 430,453 shares of common stock held of record by Richard Proodian over which Mr. Weinreb has voting power pursuant to a Shareholder Agreement and Irrevocable Proxy, dated June 15, 2011.

(2)	Based upon Schedule 13G filed with the Securities and Exchange Commission and other information known to us. Includes 800,000 shares of common stock issuable upon the exercise of a currently exercisable warrant.

(3)	Includes 380,000 shares of common stock issuable upon the exercise of currently exercisable warrants.

(4)	Includes 991,667 shares of common stock issuable upon the exercise of currently exercisable options.

(5)	Represents shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days.

(6)	Includes 4,645,669 shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2013 with respect to compensation plans (including individual compensation arrangements) under which our common stock are authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and
•	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options	outstanding options	(excluding securities
	(a)	(b)	reflected in column (a))

Equity compensation plans approved by security holders	5,043,000	$1.03	57,000

Total	5,043,000	$1.03	57,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On April 2, 2012, Stem Cell Cayman, Ltd. (“Cayman”), one of our wholly-owned subsidiaries, borrowed $1,500,000 from Westbury (Bermuda) Ltd. (“Westbury”), one of our principal shareholders. The promissory note evidencing the loan provided for interest at the rate of 15% per annum, payable monthly, and the payment of the principal amount one year from the date of issuance (subject to acceleration under certain circumstances). In consideration of the loan, we issued to Westbury a five year warrant for the purchase of 400,000 shares of our common stock at an exercise price of $1.50 per share.

On March 26, 2013, Cayman borrowed an additional $450,000 from Westbury, which was combined with the already outstanding $3,550,000 of previous borrowings from Westbury into a new $4,000,000 zero coupon note which matures on July 31, 2014. In consideration of the additional $450,000 loan, the settlement of accrued and unpaid interest of $213,000, and for extending the maturity date of the loan, we issued to Westbury 600,000 shares of common stock and a five year warrant to purchase 400,000 shares of common stock at an exercise price of $2.50 per share.

On December 30, 2013, pursuant to a warrant repricing program implemented by us with respect to all outstanding and exercisable warrants (the “Warrant Repricing Program”), Westbury exercised warrants for the purchase of 800,000 shares of our common stock at an exercise price of $.30 per share. In connection with the warrant exercise, we granted to Westbury a new warrant for the purchase of 800,000 shares of our common stock at an exercise price of $.75 per share. The new warrant is exercisable until December 31, 2015 and can be redeemed by us under certain circumstances.

On December 27, 2013, pursuant to the Warrant Repricing Program, Robert W. Meyer, Jr. (“Meyer”), one of our principal shareholders, exercised warrants for the purchase of 380,000 shares of our common stock at an exercise price of $.30 per share. In connection with the warrant exercise, we granted to Meyer a new warrant for the purchase of 380,000 shares of our common stock at an exercise price of $.75 per share. The new warrant is exercisable until December 31, 2015 and can be redeemed by us under certain circumstances.

Director Independence

Board of Directors

Our Board of Directors is currently comprised of Mark Weinreb (Chair), A. Jeffrey Radov and Joel San Antonio. Each of Messrs. Radov and San Antonio is currently an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

Audit Committee

The members of our Board’s Audit Committee currently are Messrs. Radov (Chair) and San Antonio, each of whom is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) The Nasdaq Stock Market and Rule 10A-3(b)(1) under the Exchange Act.

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

Marcum LLP has served as our independent registered public accountants for the years ended December 31, 2013 and 2012.

The following is a summary of the fees billed or expected to be billed to us by Marcum LLP, our independent registered public accountants, for professional services rendered with respect to the fiscal years ended December 31, 2013 and 2012:

Fee Category	Fiscal 2013 Fees	Fiscal 2012 Fees
Audit Fees(1)	$96,771	$93,470
Audit-Related Fees(2)	-	3,638
Tax Fees(3)	7,500	23,125
All Other Fees(4)	-	-
	$104,271	$120,233

(1)	Audit Fees consist of fees billed and expected to be billed for services rendered for the audit of our consolidated financial statements for the fiscal years ended December 31, 2013 and 2012.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed for professional services related to preparation of our U.S. federal and state income tax returns and tax advice.

(4)	All Other Fees consist of fees billed for products and services provided by our independent registered public accountants, other than those disclosed above.

The Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent registered public accountants, and approves in advance any services to be performed by the independent registered public accountants, whether audit-related or not. The Audit Committee reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent registered public accountants. The fees shown above were pre-approved either by our Board or our Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
2.1	Acquisition and Reorganization Agreement, dated as of April 17, 2009, by and between Traxxec Inc. and Stem Cell Assurance LLC[1]
3.1	Certificate of Amendment to Articles of Incorporation filed on April 15, 2013[2]
3.2	Articles of Incorporation, as amended
3.3	Articles of Merger with respect to merger of Stem Cell Assurance, Inc. and BioRestorative Therapies, Inc.[3]
3.4	Amended and Restated Corporate By-Laws, effective as of August 15, 2011[3]
10.1	2010 Equity Participation Plan, as amended
10.2	Employment Agreement, dated October 4, 2010, between Stem Cell Assurance, Inc. and Mark Weinreb (“Weinreb Employment Agreement”) [1]
10.3	Amendment to Weinreb Employment Agreement, dated May 31, 2011[1]
10.4	Amendment to Weinreb Employment Agreement, dated February 10, 2012[4]
10.5	Amendment to Weinreb Employment Agreement, dated March 6, 2014
10.6	Lease Agreement, effective as of February 1, 2011, between Orange Coast, LLC and Stem Cell Assurance, Inc.[1]
10.7	First Amendment to Lease, dated as of March 11, 2011, between Orange Coast, LLC and Stem Cell Assurance, Inc.[1]
10.8	Second Amendment to Lease, dated as of June 13, 2012, between Orange Coast, LLC and BioRestorative Therapies, Inc.
10.9	Third Amendment to Lease, dated as of February 4, 2014, between Orange Coast, LLC and BioRestorative Therapies, Inc.
10.10	Consulting Agreement, dated as of February 17, 2011, between Stem Cell Assurance, Inc. and TDA Consulting Services, Inc. [1]
10.11	Letter agreement, dated April 18, 2012, between BioRestorative Therapies, Inc. and TDA Consulting Services, Inc.[5]
10.12	Letter agreement, dated December 7, 2012, between BioRestorative Therapies, Inc. and TDA Consulting Services, Inc. [5]
10.13	Letter agreement, dated March 12, 2014, between BioRestorative Therapies, Inc. and TDA Consulting Services, Inc.
10.14	Consulting Agreement, dated as of February 17, 2011, between Stem Cell Assurance, Inc. and Vintage Holidays L.L.C. [1]
10.15	Letter agreement, dated January 1, 2012, between BioRestorative Therapies, Inc. and Vintage Holidays, L.L.C. [5]
10.16	Letter agreement, dated April 18, 2012, between BioRestorative Therapies, Inc. and Vintage Holidays, L.L.C. [5]
10.17	Letter agreement, dated December 7, 2012, between BioRestorative Therapies, Inc. and Vintage Holidays, L.L.C. [5]
10.18	Not Used
10.19	Employment Agreement, dated as of December 1, 2010, between Stem Cell Assurance, Inc. and Mandy Clark (now known as Mandy Clyde) (“Clyde Employment Agreement”)[1]
10.20	Amendment to Clyde Employment Agreement, dated February 10, 2012[4]
10.21	Amendment to Clyde Employment Agreement, dated December 7, 2012[5]

10.22	Promissory Note, dated February 9, 2011, issued by Stem Cell Cayman Ltd. in the principal amount of $1,050,000[1]
10.23	Form of Stock Option Agreement, dated December 15, 2010, between Stem Cell Assurance, Inc. and each of Mark Weinreb and Mandy Clyde[1]
10.24	Amended and Restated Executive Employment Agreement, dated May 10, 2011, between Stem Cell Assurance, Inc. and Francisco Silva (“Silva Employment Agreement”)[1]
10.25	Amendment to Silva Employment Agreement, dated November 4, 2011[4]
10.26	Amendment to Silva Employment Agreement, dated May 3, 2012[5]
10.27	Amendment to Silva Employment Agreement, dated December 7, 2012[5]
10.28	Stock Option Agreement, dated April 5, 2011, between Stem Cell Assurance, Inc. and Francisco Silva[1]
10.29	Stock Option Agreement, dated April 21, 2011, between Stem Cell Assurance, Inc. and Mandy Clyde[1]
10.30	Stock Grant Agreement, dated April 21, 2011, between Stem Cell Assurance, Inc. and Joel San Antonio[1]
10.31	Stock Grant Agreement, dated April 21, 2011, between Stem Cell Assurance, Inc. and A. Jeffrey Radov[1]
10.32	Stock Grant Agreement, dated May 31, 2011, between Stem Cell Assurance, Inc. and Mark Weinreb[1]
10.33	Letter agreement, dated as of November 4, 2011, between BioRestorative Therapies, Inc. and Mark Weinreb[1]
10.34	Scientific Advisory Board Agreement, dated as of June 10, 2011, between Stem Cell Assurance, Inc. and Naiyer Imam, M. D. [1]
10.35	Shareholder Agreement and Irrevocable Proxy, dated June 15, 2011, between Richard Proodian and Mark Weinreb[1]
10.36	Scientific Advisory Board Agreement, dated as of June 24, 2011, between Stem Cell Assurance, Inc. and Amit Patel, M. D. [1]
10.37	Tangible Property License Agreement, entered into as of August 22, 2011, by and between the University of Utah Research Foundation, the University of Utah and Stem Cell Assurance, Inc.[6]
10.38	Promissory Note, dated November 4, 2011, issued by Stem Cell Cayman Ltd. in the principal amount of $1,000,000[1]
10.39	License Agreement, dated as of January 27, 2012, between Regenerative Sciences, LLC and BioRestorative Therapies, Inc. (“License Agreement”)[4]
10.40	Amendment to License Agreement, dated March 21, 2012[4]
10.41	Stock Option Agreement, dated as of February 10, 2012, between BioRestorative Therapies, Inc. and Mark Weinreb[4]
10.42	Stock Option Agreement, dated as of February 10, 2012, between BioRestorative Therapies, Inc. and A. Jeffrey Radov[4]
10.43	Stock Option Agreement, dated as of February 10, 2012, between BioRestorative Therapies, Inc. and Joel San Antonio[4]
10.44	Stock Option Agreement, dated as of February 10, 2012, between BioRestorative Therapies, Inc. and Francisco Silva[4]
10.45	Stock Option Agreement, dated as of February 10, 2012, between BioRestorative Therapies, Inc. and Mandy Clyde[4]
10.46	Promissory Note, dated March 30, 2012, issued by Stem Cell Cayman Ltd. in the principal amount of $1,500,000[4]

10.47	Form of Exchange Agreement between BioRestorative Therapies, Inc. and debtholders[4]
10.48	Assignment Agreement, dated as of June 15, 2012, between the University of Utah Research Foundation and BioRestorative Therapies, Inc.[7]
10.49	Research Agreement, dated as of June 15, 2012, between BioRestorative Therapies, Inc. and the University of Utah[7]
10.50	Consulting Agreement, dated as of August 16, 2012, between Wayne A. Marasco, M.D., Ph.D. and BioRestorative Therapies, Inc. [5]
10.51	Letter agreement, dated December 5, 2012, between Stem Cell Cayman Ltd. and Westbury (Bermuda) Ltd. [5]
10.52	Stock Option Agreement, dated as of December 7, 2012, between BioRestorative Therapies, Inc. and Mark Weinreb[5]
10.53	Stock Option Agreement, dated as of December 7, 2012, between BioRestorative Therapies, Inc. and A. Jeffrey Radov[5]
10.54	Stock Option Agreement, dated as of December 7, 2012, between BioRestorative Therapies, Inc. and Joel San Antonio[5]
10.55	Stock Option Agreement, dated as of December 7, 2012, between BioRestorative Therapies, Inc. and Francisco Silva[5]
10.56	Stock Option Agreement, dated as of December 7, 2012, between BioRestorative Therapies, Inc. and Mandy Clyde[5]
10.57	Promissory Note, dated March 26, 2013, issued by Stem Cell Cayman Ltd. in the principal amount of $450,000[5]
10.58	Letter agreement, dated March 26, 2013, among Stem Cell Cayman Ltd., BioRestorative Therapies, Inc. and Westbury (Bermuda) Ltd. [5]
10.59	Stock Option Agreement, dated as of October 4, 2013, between BioRestorative Therapies, Inc. and Mark Weinreb
10.60	Stock Option Agreement, dated as of October 4, 2013, between BioRestorative Therapies, Inc. and A. Jeffrey Radov
10.61	Stock Option Agreement, dated as of October 4, 2013, between BioRestorative Therapies, Inc. and Joel San Antonio
10.62	Stock Option Agreement, dated as of October 4, 2013, between BioRestorative Therapies, Inc. and Francisco Silva
10.63	Stock Option Agreement, dated as of October 4, 2013, between BioRestorative Therapies, Inc. and Mandy Clyde
10.64	Stock Option Agreement, dated as of February 18, 2014, between BioRestorative Therapies, Inc. and Mark Weinreb
10.65	Stock Option Agreement, dated as of February 18, 2014, between BioRestorative Therapies, Inc. and A. Jeffrey Radov
10.66	Stock Option Agreement, dated as of February 18, 2014, between BioRestorative Therapies, Inc. and Joel San Antonio
10.67	Stock Option Agreement, dated as of February 18, 2014, between BioRestorative Therapies, Inc. and Francisco Silva
10.68	Stock Option Agreement, dated as of February 18, 2014, between BioRestorative Therapies, Inc. and Mandy Clyde
10.69	Consulting Agreement, dated as of February 20, 2014, between Gregory E. Lutz, M.D. and BioRestorative Therapies, Inc.

10.70	Stock Option Agreement, dated as of March 12, 2014, between BioRestorative Therapies, Inc. and Francisco Silva
14	Code of Ethics[4]
21	Subsidiaries[1]
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

__________________

1Incorporated by reference to the exhibits included with our Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission.

2Incorporated by reference to the exhibits included with our Current Report on Form 8-K for an event dated April 12, 2013 filed with the Securities and Exchange Commission.

3 Incorporated by reference to the exhibits included with our Current Report on Form 8-K for an event dated August 15, 2011 filed with the Securities and Exchange Commission.

4 Incorporated by reference to the exhibits included with our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

5Incorporated by reference to the exhibits included with our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

6 Incorporated by reference to the exhibit included with our Current Report on Form 8-K for an event dated August 22, 2011 filed with the Securities and Exchange Commission.

7 Incorporated by reference to the exhibits included with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIORESTORATIVE THERAPIES, INC.

Dated: April 11, 2014	By	/s/ Mark Weinreb
Mark Weinreb
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Mark Weinreb	Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	April 11, 2014
Mark Weinreb

/s/ A. Jeffrey Radov	Director	April 11, 2014
A. Jeffrey Radov

/s/ Joel San Antonio	Director	April 11, 2014
Joel San Antonio

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors

and Stockholders of BioRestorative Therapies, Inc.

We have audited the accompanying consolidated balance sheets of BioRestorative Therapies, Inc. and Subsidiaries (a company in the development stage) (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the years then ended, and for the period from December 30, 2008 (inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioRestorative Therapies, Inc. and Subsidiaries (a company in the development stage) as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended, and for the period from December 30, 2008 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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
April 11, 2014

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Consolidated Balance Sheets

	December 31,
	2013	2012

Assets

Current Assets:
Cash	$201,098	$363
Inventories	17,965	12,484
Prepaid expenses and other current assets	20,739	18,433
Total Current Assets	239,802	31,280

Property and equipment, net	35,568	59,407
Intangible assets, net	1,107,545	1,177,357
Total Assets	$1,382,915	$1,268,044

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$1,269,970	$771,429
Accrued expenses and other current liabilities	1,176,662	988,192
Accrued interest	65,909	94,650
Current portion of notes payable, net of debt discount of $237,381 and $42,000 at December 31, 2013 and 2012, respectively	4,990,009	961,685
Total Current Liabilities	7,502,550	2,815,956
Accrued interest, non-current portion	41,434	-
Notes payable, non-current portion, net of debt discount of $3,110 and $34,719 at December 31, 2013 and 2012, respectively	524,000	3,593,781
Total Liabilities	8,067,984	6,409,737

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock, $0.01 par value; Authorized, 1,000,000 shares; none issued and outstanding at December 31, 2013 and 2012	-	-
Common stock, $0.001 par value; Authorized, 100,000,000 shares; Issued 19,633,173 and 15,443,484 shares at December 31, 2013 and 2012, respectively;
Outstanding 19,074,552 and 14,884,863 shares at December 31, 2013 and 2012, respectively	19,633	15,443
Additional paid-in capital	13,139,712	8,936,084
Deficit accumulated during development stage	(19,812,414)	(14,061,220)
Treasury stock, at cost, 558,621 shares at December 31, 2013 and 2012	(32,000)	(32,000)
Total Stockholders' Deficiency	(6,685,069)	(5,141,693)
Total Liabilities and Stockholders' Deficiency	$1,382,915	$1,268,044

See Notes to these Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Consolidated Statements of Operations

			Period from
			December 30,
	For The Years Ended		2008 (Inception)
	December 31,		to December 31,
	2013	2012	2013

Revenues	$1,680	$15,589	$17,269

Cost of goods sold	208	1,307	1,515

Gross Profit	1,472	14,282	15,754

Operating Expenses
Marketing and promotion	114,951	131,980	554,749
Consulting	779,462	1,744,024	4,732,938
Research and development	1,594,054	756,776	2,563,951
General and administrative	2,265,275	2,953,954	9,274,011

Total Operating Expenses	4,753,742	5,586,734	17,125,649

Loss From Operations	(4,752,270)	(5,572,452)	(17,109,895)

Other Income (Expense)
Other income	-	-	11,457
Interest expense	(371,281)	(591,813)	(1,251,592)
Amortization of debt discount	(405,531)	(329,796)	(1,291,423)
Loss on extinguishment of notes payable	(7,200)	(69,708)	(76,908)
Warrant modification expense	(214,912)	-	(214,912)
Gain on settlement of note and payables, net	-	27,047	110,495

Total Other Expense	(998,924)	(964,270)	(2,712,883)

Net Loss	$(5,751,194)	$(6,536,722)	$(19,822,778)

Net Loss Per Share
- Basic and Diluted	$(0.35)	$(0.48)

Weighted Average Number of
Common Shares Outstanding
- Basic and Diluted	16,526,793	13,592,449

See Notes to these Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Consolidated Statements of Changes in Stockholders' Deficiency

For the Period December 30, 2008 (Inception) to December 31, 2013

						Deficit
						Accumulated
			Additional		Due	During
	Common Stock		Paid-In	Shares	From	Development	Treasury Stock
	Shares	Amount	Capital	Issuable	Lender	Stage	Shares	Amount	Total
Balance - December 30, 2008 (Inception)	6,040,000	$6,040	$(6,040)	$-	$-	$-	-	$-	$-

Net loss	-	-	-	-	-	-	-	-	-

Balance - December 31, 2008	6,040,000	$6,040	$(6,040)	$-	$-	$-	-	$-	$-

Recapitalization of accumulated deficit of Stem Cell Assurance, LLC at time of formation	-	-	(10,364)	-	-	10,364	-	-	-

Shares issued pursuant to reverse recapitalization (at $0.05)	2,008,097	2,008	(2,008)	-	-	-	-	-	-

Shares issued pursuant to reverse recapitalization and subsequently cancelled - (at $0.05)	(1,717,242)	(1,717)	1,717	-	-	-	-	-	-

Shares issued for cash - May (at $1.74)	7,200	7	12,493	-	-	-	-	-	12,500

Shares issued for cash - May (at $5.00)	200	-	1,000	-	-	-	-	-	1,000

Shares issued for cash - June (at $1.63)	4,000	4	6,496	-	-	-	-	-	6,500

Shares issued for consulting services - (at $1.76)	82,160	82	144,109	-	-	-	-	-	144,191

Shares issued as debt discount in connection with notes payable - August (at $0.36)	100,000	100	36,201	-	-	-	-	-	36,301

Shares issued for cash - September (at $0.67)	7,500	8	4,992	-	-	-	-	-	5,000

Shares issued as debt discount in connection with notes payable - October (at $0.21)	100,000	100	20,932	-	-	-	-	-	21,032

Shares issued as debt discount in connection with notes payable - November (at $0.05)	100,000	100	4,900	-	-	-	-	-	5,000

Subtotal	6,731,915	$6,732	$214,428	$-	$-	$10,364	-	$-	$231,524

See Notes to these Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Consolidated Statements of Changes in Stockholders' Deficiency

For the Period December 30, 2008 (Inception) to December 31, 2013

(continued)

						Deficit
						Accumulated
			Additional		Due	During
	Common Stock		Paid-In	Shares	From	Development	Treasury Stock
	Shares	Amount	Capital	Issuable	Lender	Stage	Shares	Amount	Total

Carried Forward	6,731,915	$6,732	$214,428	$-	$-	$10,364	-	$-	$231,524

Shares issued as debt discount with connection with notes payable - (at $0.17)	310,000	310	52,041	-	-	-	-	-	52,351

Shares issued in connection with debt financings and credit facilitations - December (at $0.17)	50,000	50	8,639	-	-	-	-	-	8,689

Shares issued as debt discount in connection with notes payable - December (at $0.42)	160,000	160	67,788	-		-	-	-	67,948

Shares held as collateral in connection with note payable - December (at $1.33)	400,000	400	529,600	-	(530,000)	-	-	-	-

Shares issued for consulting services - (at $1.33)	553,319	553	732,595	-	-	-	-	-	733,148

Warrants granted in connection with consulting services – August	-	-	52,379	-	-	-	-	-	52,379

Net loss	-	-	-	-	-	(1,197,126)	-	-	(1,197,126)

Balance - December 31, 2009	8,205,234	$8,205	$1,657,470	$-	$(530,000)	$(1,186,762)	-	$-	$(51,087)

Shares issued for cash - February (at $0.22)	520,000	520	115,180	-	-	-	-	-	115,700

Shares issued for cash - February (at $0.15)	240,000	240	35,360	-	-	-	-	-	35,600

Shares held as collateral returned - February (at $1.33)	(400,000)	(400)	(529,600)	-	530,000	-	-	-	-

Subtotal	8,565,234	$8,565	$1,278,410	$-	$-	$(1,186,762)	-	$-	$100,213

See Notes to these Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Consolidated Statements of Changes in Stockholders' Deficiency

For the Period December 30, 2008 (Inception) to December 31, 2013

(continued)

						Deficit
						Accumulated
			Additional		Due	During
	Common Stock		Paid-In	Shares	From	Development	Treasury Stock
	Shares	Amount	Capital	Issuable	Lender	Stage	Shares	Amount	Total
Carried Forward	8,565,234	$8,565	$1,278,410	$-	$-	$(1,186,762)	-	$-	$100,213

Shares issued for cash - June (at $1.25)	10,000	10	12,490	-	-	-	-	-	12,500

Shares issued for cash - (at $0.50)	755,000	755	376,745	-	-	-	-	-	377,500

Shares issued for consulting services - (at $0.35)	858,750	859	303,235	-	-	-	-	-	304,094

Purchase of treasury shares - August (at $0.09)	-	-	-	-	-	-	(248,276)	(22,000)	(22,000)

Purchase of treasury shares - October (at $0.03)	-	-	-	-	-	-	(310,345)	(10,000)	(10,000)

Shares issued for cash -October (at $1.00)	125,000	125	124,875	-	-	-	-	-	125,000

Shares issued pursuant to reverse recapitalization and retired - October (at par value)	(1,206,656)	(1,207)	1,207	-	-	-	-	-	-

Shares issued for consulting services - November (at $0.41)	19,167	19	7,810	-	-	-	-	-	7,829

Shares issued in connection with the exercise of warrants -December (at $0.75)	2,500	3	1,872	-	-	-	-	-	1,875

Shares issued/issuable as debt discount in connection with notes payable - (at $0.41)	94,000	94	31,816	6,971	-	-	-	-	38,881

Subtotal	9,222,995	$9,223	$2,138,460	$6,971	$-	$(1,186,762)	(558,621)	$(32,000)	$935,892

See Notes to these Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Consolidated Statements of Changes in Stockholders' Deficiency

For the Period December 30, 2008 (Inception) to December 31, 2013

(continued)

						Deficit
						Accumulated
			Additional		Due	During
	Common Stock		Paid-In	Shares	From	Development	Treasury Stock
	Shares	Amount	Capital	Issuable	Lender	Stage	Shares	Amount	Total
Carried Forward	9,222,995	$9,223	$2,138,460	$6,971	$-	$(1,186,762)	(558,621)	$(32,000)	$935,892

Stock-based compensation	-	-	583,685	-	-	-	-	-	583,685

Net loss	-	-	-	-	-	(2,263,799)	-	-	(2,263,799)

Balance - December 31, 2010	9,222,995	$9,223	$2,722,145	$6,971	$-	$(3,450,561)	(558,621)	$(32,000)	$(744,222)

Shares issued for consulting services - (at $0.41)	341,540	342	140,715	-	-	-	-	-	141,057

Shares issued to board of directors - April (at $0.36)	200,000	200	72,075	-	-	-	-	-	72,275

Shares reissued to former President - January (at par value)	251,537	252	(252)	-	-	-	-	-	-

Shares issued pursuant to settlement agreement - February (at $0.41)	166,250	166	68,496	-	-	-	-	-	68,662

Shares issued as debt discount in connection with notes payable - (at $0.35)	1,370,000	1,370	480,537	(6,971)	-	-	-	-	474,936

Shares issued to CEO pursuant to employment agreement - (at $0.12)	1,000,000	1,000	122,900	-	-	-	-	-	123,900

Shares and warrants issued for cash - (at $1.25)	160,000	160	199,840	-	-	-	-	-	200,000

Stock-based compensation	-	-	50,932	-	-	-	-	-	50,932

Net loss	-	-	-	-	-	(4,073,937)	-	-	(4,073,937)

Balance - December 31, 2011	12,712,322	$12,713	$3,857,388	$-	$-	$(7,524,498)	(558,621)	$(32,000)	$(3,686,397)

See Notes to these Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Consolidated Statements of Changes in Stockholders' Deficiency

For the Period December 30, 2008 (Inception) to December 31, 2013

(continued)

						Deficit
						Accumulated
			Additional		Due	During
	Common Stock		Paid-In	Shares	From	Development	Treasury Stock
	Shares	Amount	Capital	Issuable	Lender	Stage	Shares	Amount	Total
Balance - December 31, 2011	12,712,322	$12,713	$3,857,388	$-	$-	$(7,524,498)	(558,621)	$(32,000)	$(3,686,397)

Shares issued for consulting services - January, February and March (at $0.41)	48,462	48	19,968	-	-	-	-	-	20,016

Shares issued as debt discount in connection with notes payable - January, February and March (at $0.35)	40,200	40	14,209	-	-	-	-	-	14,249

Shares issued as debt discount in connection with notes payable - January, February and March (at $0.40)	22,500	22	8,902	-	-	-	-	-	8,924

Warrants issued as debt discount in connection with notes payable - March, April, June, July, August and December	-	-	214,691	-	-	-	-	-	214,691

Warrant issued in partial acquisition of intangible asset - April	-	-	226,500	-	-	-	-	-	226,500

Shares and warrants issued in exchange for notes payable - March, April, May and October (at $1.09)	754,500	755	823,453	-	-	-	-	-	824,208

Shares issued as debt discount in connection with notes payable - July (at $0.69)	5,000	5	3,443	-	-	-	-	-	3,448

Shares and warrants issued for cash - throughout the year (at $1.25)	1,300,000	1,300	1,623,700	-	-	-	-	-	1,625,000

Shares issued for consulting services - May, June, July ,August, November and December(at $0.80)	233,500	233	186,567	-	-	-	-	-	186,800

Subtotal	15,116,484	$15,116	$6,978,821	$-	$-	$(7,524,498)	(558,621)	$(32,000)	$(562,561)

See Notes to these Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Consolidated Statements of Changes in Stockholders' Deficiency

For the Period December 30, 2008 (Inception) to December 31, 2013

(continued)

						Deficit
						Accumulated
			Additional		Due	During
	Common Stock		Paid-In	Shares	From	Development	Treasury Stock
	Shares	Amount	Capital	Issuable	Lender	Stage	Shares	Amount	Total
Carried Forward	15,116,484	$15,116	$6,978,821	$-	$-	$(7,524,498)	(558,621)	$(32,000)	$(562,561)

Shares issued as debt discount in connection with notes payable - May, July, September and December (at $0.60)	27,000	27	16,133	-	-	-	-	-	16,160

Shares and warrants issued for cash - September and October (at $1.00)	300,000	300	299,700	-	-	-	-	-	300,000

Stock-based compensation	-	-	1,641,430	-	-	-	-	-	1,641,430

Net loss	-	-	-	-	-	(6,536,722)	-	-	(6,536,722)

Balance - December 31, 2012	15,443,484	$15,443	$8,936,084	$-	$-	$(14,061,220)	(558,621)	$(32,000)	$(5,141,693)

Shares and warrants issued for cash - January (at $1.50)	50,000	50	74,950	-	-	-	-	-	75,000

Shares and warrants issued for cash - January, February, March and May (at $1.25)	200,000	200	249,800	-	-	-	-	-	250,000

Shares and warrants issued for cash - January and March (at $1.00)	520,000	520	519,480	-	-	-	-	-	520,000

Shares and warrants issued for cash - June (at $0.85)	70,589	71	59,929	-	-	-	-	-	60,000

Shares (at $0.71) and warrants issued as debt discount in connection with notes payable - throughout the year	338,750	339	573,430	-	-	-	-	-	573,769

Shares issued in satisfaction of accrued interest - March (at $0.80)	266,250	266	212,734	-	-	-	-	-	213,000

Shares issued for consulting services - October (at $0.25)	50,000	50	12,450	-	-	-	-	-	12,500

Subtotal	16,939,073	$16,939	$10,638,857	$-	$-	$(14,061,220)	(558,621)	$(32,000)	$(3,437,424)

See Notes to these Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Consolidated Statements of Changes in Stockholders' Deficiency

For the Period December 30, 2008 (Inception) to December 31, 2013

(continued)

						Deficit
						Accumulated
			Additional		Due	During
	Common Stock		Paid-In	Shares	From	Development	Treasury Stock
	Shares	Amount	Capital	Issuable	Lender	Stage	Shares	Amount	Total
Carried Forward	16,939,073	$16,939	$10,638,857	$-	$-	$(14,061,220)	(558,621)	$(32,000)	$(3,437,424)

Shares issued for consulting services - July, August and December (at $0.50)	22,000	22	10,978	-	-	-	-	-	11,000

Shares issued for consulting services - December (at $0.52)	6,300	6	3,270	-	-	-	-	-	3,276

Shares issued for consulting services - November (at $0.55)	4,091	4	2,246	-	-	-	-	-	2,250

Shares issued for consulting services - October and November (at $0.58)	47,860	48	27,711	-	-	-	-	-	27,759

Shares issued for consulting services - September and October (at $0.60)	20,417	21	12,229	-	-	-	-	-	12,250

Shares issued for consulting services - August (at $0.73)	5,885	6	4,290	-	-	-	-	-	4,296

Shares issued for consulting services - August (at $0.80)	75,834	75	60,592	-	-	-	-	-	60,667

Shares issued for consulting services - February (at $1.50)	482	-	723	-	-	-	-	-	723

Shares issued for consulting services - May and June (at $0.50)	6,668	7	3,327	-	-	-	-	-	3,334

Shares and warrants issued in exchange of notes payable - throughout the year (at $1.06)	112,500	113	119,587	-	-	-	-	-	119,700

Shares issued in exchange of notes payable and accrued interest - December (at $0.23)	162,244	162	37,965	-	-	-	-	-	38,127

Subtotal	17,403,354	$17,403	$10,921,775	$-	$-	$(14,061,220)	(558,621)	$(32,000)	$(3,154,042)

See Notes to these Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Consolidated Statements of Changes in Stockholders' Deficiency

For the Period December 30, 2008 (Inception) to December 31, 2013

(continued)

						Deficit
						Accumulated
			Additional		Due	During
	Common Stock		Paid-In	Shares	From	Development	Treasury Stock
	Shares	Amount	Capital	Issuable	Lender	Stage	Shares	Amount	Total
Carried Forward	17,403,354	$17,403	$10,921,775	$-	$-	$(14,061,220)	(558,621)	$(32,000)	$(3,154,042)

Shares issued in exchange of notes payable and accrued interest - August (at $0.40)	256,268	256	102,251	-	-	-	-	-	102,507

Shares issued in exchange of notes payable and accrued interest - May (at $0.45)	102,583	103	46,059	-	-	-	-	-	46,162

Shares issued in exchange of notes payable - August (at $0.50)	60,000	60	29,940	-	-	-	-	-	30,000

Shares issued in exchange of notes payable - June (at $0.65)	124,900	125	81,060	-	-	-	-	-	81,185

Exercise of warrants into common stock - primarily December	1,686,029	1,686	504,123	-	-	-	-	-	505,809

Warrant modification	-	-	214,912	-	-	-	-	-	214,912

Waiver of previously accrued executive salary and bonus	-	-	565,000	-	-	-	-	-	565,000

Stock-based compensation	-	-	674,592	-	-	-	-	-	674,592

Impact of share rounding as a result of reverse stock split	39	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	(5,751,194)	-	-	(5,751,194)

Balance - December 31, 2013	19,633,173	$19,633	$13,139,712	$-	$-	$(19,812,414)	(558,621)	$(32,000)	$(6,685,069)

See Notes to these Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Consolidated Statements of Cash Flows

			Period from
			December 30,
	For The Years Ended		2008 (Inception)
	December 31,		to December 31,
	2013	2012	2013
Cash Flows From Operating Activities
Net loss	$(5,751,194)	$(6,536,722)	$(19,822,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	405,531	329,796	1,291,423
Depreciation and amortization	104,811	90,404	340,397
Loss on sale of property and equipment	-	-	21,614
Stock-based compensation	812,647	1,848,246	4,943,044
Loss on extinguishment of notes payable	7,200	69,708	76,908
Gain on settlement of note and payables, net	-	(27,047)	(110,495)
Warrant modification expense	214,912	-	214,912
Warrant issued in connection with note payable	9,400	-	9,400
Changes in operating assets and liabilities:			-
Inventories	(5,481)	(12,484)	(17,965)
Prepaid expenses and other current assets	(2,306)	28,482	(20,739)
Security deposit	-	4,415	-
Accounts payable	498,541	349,215	1,216,459
Accrued interest, expenses and other current liabilities	1,033,535	671,875	2,258,139

Total Adjustments	3,078,790	3,352,610	10,223,097

Net Cash Used in Operating Activities	(2,672,404)	(3,184,112)	(9,599,681)

Cash Flows From Investing Activities
Purchases of property and equipment	(11,160)	(2,533)	(176,936)
Proceeds from sale of property and equipment	-	-	32,000
Acquisition of intangible assets	-	(1,000,000)	(1,003,676)

Net Cash Used in Investing Activities	(11,160)	(1,002,533)	(1,148,612)

Cash Flows From Financing Activities
Proceeds from notes payable	1,454,000	2,265,500	7,293,139
Repayments of notes payable	(5,500)	(75,000)	(565,722)
Advances from director and officer	144,285	123,058	293,343
Repayment of advances from director and officer	(119,295)	(123,058)	(268,353)
Proceeds from exercise of warrants	505,809	-	507,684
Repurchase of common stock	-	-	(32,000)
Sales of common stock and warrants for cash	905,000	1,925,000	3,721,300

Net Cash Provided by Financing Activities	2,884,299	4,115,500	10,949,391

Net Increase (Decrease) In Cash	200,735	(71,145)	201,098

Cash - Beginning	363	71,508	-

Cash - Ending	$201,098	$363	$201,098

See Notes to these Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Consolidated Statements of Cash Flows -- Continued

			Period from
			December 30,
	For The Years Ended		2008 (Inception)
	December 31,		to December 31,
	2013	2012	2013
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$62,346	$398,820	$664,163

Non-cash investing and financing activities:
Shares and warrants issued in connection with issuance or extension of notes payable	$564,369	$257,472	$1,520,009
Shares issued in satisfaction of accrued interest	$213,000	$-	$213,000
Shares issued in connection with reverse recapitalization	$-	$-	$362,000
Shares issued pursuant to reverse recapitalization and subsequently cancelled	$-	$-	$146,195
Purchase of property and equipment for note payable	$-	$-	$291,055
Purchase of property and equipment for account payable	$-	$-	$60,000
Accrued payable for treasury shares repurchased	$-	$-	$7,000
Shares reissued to former President	$-	$-	$12,577
Property and equipment returned in connection with settlement of note payable, net	$-	$-	$226,043
Shares and warrants issued in exchange of notes payable and accrued interest	$417,681	$824,208	$1,241,889
Warrant issued as partial consideration for intangible asset	$-	$226,500	$226,500
Reclassification of accrued interest in connection with note payable issuance	$68,100	$6,185	$74,285
Waiver of previously accrued executive salary and bonus	$565,000	$-	$565,000

See Notes to these Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 1 – Business Organization and Nature of Operations

On April 17, 2009, Stem Cell Assurance, LLC (“SCA, LLC”) completed a transaction with Traxxec, Inc. (“Traxxec”), a company incorporated on June 13, 1997 under the laws of the state of Nevada under the name “Columbia River Resources Inc.” Pursuant to the agreement, SCA, LLC was converted into Traxxec, Inc. and the former members of SCA, LLC were issued approximately 6,040,000 shares, or approximately 75% of the outstanding shares of common stock of Traxxec. In addition, on April 17, 2009, pursuant to the agreement, an additional 1,200,000 shares were issued to a shareholder of Traxxec. Traxxec was a non-operating shell company and was authorized to issue 1,000,000 shares of preferred stock and 10,000,000 shares of common stock. On the date of the transaction, Traxxec had 0 shares of preferred stock and 808,097 shares of common stock issued and outstanding. The transaction was accounted for as a reverse recapitalization, whereby SCA, LLC was deemed to be the acquirer for accounting purposes. The net assets received in the transaction were recorded at historical costs. On August 17, 2009, Traxxec changed its name to Stem Cell Assurance, Inc. (“SCA, Inc.”). Effective August 15, 2011, SCA, Inc. changed its name to BioRestorative Therapies, Inc. BioRestorative Therapies, Inc. has wholly-owned subsidiaries including Stem Pearls, LLC (“Stem Pearls”), formerly Stem Cellutrition, LLC, and Stem Cell Cayman Ltd. (“Cayman”), which the Company formed as a wholly-owned subsidiary in the Cayman Islands (collectively, “BRT” or the “Company”).

The consolidated financial statements set forth in this report for all periods prior to the reverse recapitalization are the historical financial statements of SCA, LLC and have been retroactively restated to give effect to the transaction. The operations of SCA, LLC from December 30, 2008 (inception) to the date of the transaction have been included in operations.

BRT is a development stage enterprise whose primary activities since inception have been the development of its business plan, negotiating strategic alliances and other agreements, raising capital and the sponsorship of research and development activities. To date, the Company has not generated significant revenues from its operations.

BRT develops medical procedures using cell and tissue protocols, primarily involving adult stem cells designed for patients to undergo minimally invasive cellular-based treatments. BRT’s website is at www.biorestorative.com. BRT’s “brtxDISC™ Program” (Disc Implanted Stem Cells) is designed to offer a non-surgical cellular therapy for the treatment and relief of protruding, bulging and herniated discs. BRT’s “ThermoStem® Program” (Brown Fat Stem Cells) focuses on treatments for metabolic disorders, specifically targeting Type 2 diabetes and obesity by using brown fat stem cells. BRT has developed an ingredient derived from human adult stem cells, which can be used by third party companies in the development of their own skin care products. The ingredient was developed pursuant to BRT’s “brtx-C Cosmetic Program”. BRT’s Stem Pearls brand offers plant stem cell-based cosmetic skincare products that are available for purchase online at www.stempearls.com.

Effective April 15, 2013, pursuant to authority granted by the stockholders to the Board of Directors of the Company, the Company implemented a 1-for-50 reverse split of the Company’s issued and outstanding common stock (the “Reverse Split”) and a reduction in the number of shares of common stock authorized to be issued by the Company from 1,500,000,000 to 100,000,000. All share and per share information in this Form 10-K has been retroactively adjusted to reflect the Reverse Split.

Note 2 – Going Concern and Management Plans

As of December 31, 2013, the Company had a working capital deficiency and a stockholders’ deficiency of $7,262,748 and $6,685,069, respectively. The Company has not generated significant revenues and has incurred net losses of $19,822,778 during the period from December 30, 2008 (inception) through December 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Subsequent to December 31, 2013, the Company has raised an aggregate of $1,410,809 and $140,000 through equity financing, including proceeds from the exercise of warrants, and debt financing, respectively, has received research and development fees of $150,000, has extended the due date for the repayment of $752,500 of debt, has repaid $25,000 of debt, and $274,000 and $19,932 of debt and accrued interest, respectively, has been exchanged for common stock. As a result, the Company expects to be able to fund its operations through May 2014. While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital. As of the filing date of this report, the Company has notes payable with an aggregate principal balance of $193,000 which are either past due or payable on demand. The Company is currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. However, there can be no assurance that the Company will be successful in extending or converting these notes. See Note 11 – Subsequent Events for additional details.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Cayman, Stem Pearls and Lipo Rejuvenation Centers, Inc. All significant intercompany transactions have been eliminated in the consolidation. On April 16, 2012, Lipo Rejuvenation Centers, Inc., an inactive entity, was dissolved.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. The Company’s significant estimates and assumptions include the recoverability and useful lives of long-lived assets, the fair value of the Company’s stock, stock-based compensation, warrants issued in connection with notes payable and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Concentrations and Credit Risk

As of December 31, 2013, 70% of the face value of the Company’s outstanding notes payable were sourced from a single entity (the “Bermuda Lender”). See Note 7 – Notes Payable for additional discussion of the Bermuda Lender.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies – Continued

Cash

The Company maintains cash in bank accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible. As of December 31, 2013, the Company had a de minimis amount deposited with an offshore financial institution which is not insured by the Federal Deposit Insurance Corporation.

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

Revenue Recognition

For the year ended December 31, 2013, the Company’s revenue of $1,680 was attributable to sales of Stem Pearls® skincare products. For the year ended December 31, 2012 the Company’s revenue consisted of $10,000 of sublicense fees and $5,589 attributable to sales of Stem Pearls® skincare products.

The Company’s policy is to recognize product sales when the risk of loss and title to the product transfers to the customer, after taking into account potential returns. The Company recognizes sublicensing and royalty revenue when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) the service is completed without further obligation, (iii) the sales price to the customer is fixed or determinable, and (iv) collectability is reasonably assured. See Note 5 – Intangible Assets for additional details regarding sublicense fee revenues.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2013 and 2012. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2013	2012
Options	5,043,000	4,018,000
Warrants	4,795,890	3,334,800
Total potentially dilutive shares [1]	9,838,890	7,352,800

[1]	Excludes shares issuable upon the conversion of convertible notes payable that were not convertible as of December 31, 2013.

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

Advertising

Advertising costs are charged to operations as incurred. For the years ended December 31, 2013 and December 31, 2012, the Company incurred advertising costs of $25,748 and $6,294, respectively. For the period from December 30, 2008 (inception) to December 31, 2013, the Company’s total advertising expense amounted to $339,860. Advertising expense is reflected in marketing and promotion expenses in the consolidated statements of operations.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies – Continued

Research and Development

Research and development expenses are charged to operations as incurred. For the years ended December 31, 2013 and December 31, 2012, the Company incurred research and development expenses of $1,594,054 and $756,776, respectively. For the period from December 30, 2008 (inception) to December 31, 2013, the Company’s total research and development expenses amounted to $2,563,951.

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

Convertible Instruments

GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable GAAP.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

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

Recently Issued Accounting Pronouncements

In April 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-07, “Presentation of Financial Statements (Topic 205) - Liquidation Basis of Accounting." This ASU addresses the requirements and methods of applying the liquidation basis of accounting and the disclosure requirements within ASC Topic 205 for the purpose of providing consistency between the financial reporting of U.S. GAAP liquidating entities. Generally, this ASU provides guidance for the preparation of financial statements and disclosures when liquidation is imminent. This ASU is effective for periods beginning after December 15, 2013 and would only have an impact on the Company’s consolidated financial statements or disclosures if liquidation of the Company became imminent.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU addresses the requirements regarding the financial statement presentation of an unrecognized tax benefit within ASC Topic 740 for the purpose of providing consistency between the financial reporting of U.S. GAAP entities. Generally, this ASU provides guidance for the preparation of financial statements and disclosures when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is effective for periods beginning after December 15, 2013 and is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

Note 4 – Property and Equipment

Property and equipment include the following:

	December 31,
	2013	2012
Office equipment	$7,670	$7,670
Medical equipment	129,461	118,301
Furniture and fixtures	19,322	19,322
Computer software and equipment	20,169	20,169
	176,622	165,462
Less: accumulated depreciation	(141,054)	(106,055)
Property and equipment, net	$35,568	$59,407

Depreciation expense amounted to $34,999 and $37,953 for the years ended December 31, 2013 and 2012, respectively. Depreciation expense for the period from December 30, 2008 (inception) to December 31, 2013 was $217,766. Depreciation expense is reflected in general and administrative expenses in the consolidated statements of operations.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 5 – Intangible Assets

Intangible assets consist of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization	Total
Balance as of January 1, 2012	$3,676	$-	$(368)	$3,308
Purchase of licenses	-	1,226,500	-	1,226,500
Amortization expense	-	-	(52,451)	(52,451)
Balance as of December 31, 2012	$3,676	$1,226,500	$(52,819)	$1,177,357
Amortization expense	-	-	(69,812)	(69,812)
Balance as of December 31, 2013	$3,676	$1,226,500	$(122,631)	$1,107,545
Weighted average remaining amortization period at December 31, 2013 in years	7.0	15.9

Amortization of intangible assets consists of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization
Balance as of January 1, 2012	$368	$-	$368
Amortization expense	368	52,083	52,451
Balance as of December 31, 2012	$736	$52,083	$52,819
Amortization expense	368	69,444	69,812
Balance as of December 31, 2013	$1,104	$121,527	$122,631

Amortization expense is reflected in general and administrative expenses in the consolidated statements of operations. Based upon the current intangible assets as of December 31, 2013, amortization expense is projected to be approximately $70,000 per annum through 2029.

On January 27, 2012, the Company entered into a license agreement with a stem cell treatment company (“SCTC”) (as amended on March 21, 2012, the “SCTC Agreement”). On April 6, 2012 (the “Closing Date”), the Company and SCTC closed on the SCTC Agreement. Pursuant to the SCTC Agreement, the Company obtained, among other things, a worldwide, exclusive, royalty-bearing license from SCTC to utilize or sublicense a certain medical device for the administration of specific cells and/or cell products to the disc and/or spine (and other parts of the body) and a worldwide (excluding Asia and Argentina), exclusive, royalty-bearing license to utilize or sublicense a certain method for culturing cells. The SCTC Agreement provides that the Company must achieve certain milestones, the first of which is payment of $75,000 by April 6, 2015 in order to maintain the exclusive nature of the licenses. The SCTC Agreement also provides for an exclusive, royalty-bearing sublicense of certain of the licensed technology to SCTC for use for orthopedic purposes and a non-exclusive, royalty-bearing sublicense of certain of the licensed technology to SCTC for use (1) at a single facility in the Cayman Islands (or, under certain circumstances, at a different non-U.S. facility), and (2) at U.S. facilities (in accordance with protocols established by the Company), if and only if, upon resolution of a Food and Drug Administration (“FDA”) action, SCTC has the legal right to exploit the technology in the U.S. and the Company does not yet have such legal right. Further, the SCTC Agreement provides that SCTC will furnish certain training, assistance and consultation services with regard to the licensed technology. In addition, the Company had agreed to reimburse SCTC for 25% of its legal fees associated with what had been a pending court action with the FDA, subject to a maximum of $4,500 per month and $100,000 in the aggregate. In 2012, the District Court ruled in favor of the FDA, but SCTC appealed the decision. In February 2014, the United States Court of Appeals for the D.C. Circuit affirmed the District Court’s ruling, concluding that FDA has the authority to regulate certain autologous stem cell procedures and that SCTC’s stem cell mixture meets the definition of drug and not HCT/P since it was more than minimally manipulated. SCTC has indicated that it does not intend to appeal the decision to the Supreme Court. While this decision is specific to SCTC’s procedures and mixture, it indicates that stem cells, even when used in an autologous context, may be regulated as drugs, particularly when mixed with other substances or in other ways that may be considered to be more than minimally manipulated. Based on this outcome, it may be more likely that the Company will need to proceed with the FDA approval process for its initiatives as discussed above.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 5 – Intangible Assets – Continued

Pursuant to the SCTC Agreement, on the Closing Date, the Company made a payment to SCTC consisting of a license fee of $1,000,000, net of a sublicensing fee of $10,000, which SCTC owed to the Company (which was recorded as revenue in the consolidated statements of operations), and issued to SCTC a warrant for the purchase of 1,000,000 shares of common stock of the Company (the “SCTC Warrant”). The vesting of the SCTC Warrant was divided into three tranches. The first tranche to purchase 300,000 shares of common stock was immediately exercisable. The exercise of the second and third tranches to purchase 350,000 shares of common stock each is subject to specified performance criteria. The exercise price for the initial tranche is $1.50 per share and the exercise price for the second and third tranches is the greater of $1.50 per share or the then fair market value of the common stock, as defined in the SCTC Agreement. The initial tranche had a grant date value of $226,500 using the Black-Scholes model, which was recognized immediately. The Company recorded the $1,000,000 cash payment and the $226,500 value of the first tranche of the warrant as an intangible asset with an original estimated useful life of 17.7 years (20 year life of the underlying pending patent less 2.3 years since patent application).

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

Note 6 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	December 31,
	2013	2012

Credit card payable	$6,000	$7,662
Accrued payroll and payroll taxes	672,535	770,154
Other accrued expenses	495,817	180,531
Deferred rent	2,310	29,845
Total	$1,176,662	$988,192

During the year ended December 31, 2013, the Company received an aggregate of $144,285 in advances from a director, an officer and a family member of the same officer and made aggregate repayments of $119,295, such that the Company had a liability of $24,990 with regard to these advances as of December 31, 2013 (of which $15,000 was repaid during the first quarter of 2014). During the year ended December 31, 2012, the Company received an aggregate of $123,058 in advances from a director and an officer of the Company and made aggregate repayments of $123,058, such that the Company had no remaining liability with regard to these advances as of December 31, 2012.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 7 – Notes Payable

A summary of the notes payable activity during the years ended December 31, 2013 and 2012 is presented below:

	Bermuda	Convertible		Other	Debt
	Lender	Notes		Notes	Discount	Total

Outstanding, January 1, 2012	$2,050,000	$-		$1,140,000	$(149,043)	$3,040,957
Issuances	1,500,000	-		765,500	-	2,265,500
Conversion of accrued interest	-	-		6,185	-	6,185
Exchanges for equity	-	-		(754,500)	-	(754,500)
Repayments	-	-		(75,000)	-	(75,000)
Setup of debt discount	-	-		-	(257,472)	(257,472)
Amortization of debt discount	-	-		-	329,796	329,796
Outstanding, December 31, 2012	$3,550,000	$-		$1,082,185	$(76,719)	$4,555,466
Issuances	450,000	281,000	[1]	733,000	-	1,464,000
Conversion of accrued interest	-	-		68,100	-	68,100
Exchanges for equity	-	-		(404,285)	-	(404,285)
Repayments	-	-		(5,500)	-	(5,500)
Setup of debt discount	-	-		-	(574,369)[1]	(574,369)
Amortization of debt discount	-	-		-	405,531	405,531
Accretion of interest expense	-	-		-	5,066 [1]	5,066
Outstanding, December 31, 2013	$4,000,000	$281,000		$1,473,500	$(240,491)	$5,514,009

[1]	Notes with an aggregate principal amount of $60,000 were issued for cash consideration of $50,000 and bear no interest. The $10,000 of interest was recorded as debt discount and will be amortized to interest expense over the term of the note.

Bermuda Lender

On April 2, 2012, Cayman borrowed $1,500,000 from the Bermuda Lender. The note, along with the then existing notes in the aggregate principal amount of $2,050,000, bore interest at a rate of 15% per annum payable monthly and matured on March 30, 2013. In connection with the financing, a five-year warrant to purchase 400,000 shares of common stock at an exercise price of $1.50 per share, with a relative fair value of $138,667, was issued to the Bermuda Lender and was recorded as a debt discount.

On March 26, 2013, Cayman borrowed an additional $450,000 from the Bermuda Lender, which was combined with the already outstanding $3,550,000 of previous borrowings from the Bermuda Lender into a new $4,000,000 zero coupon note which matures on July 31, 2014. In consideration of the additional $450,000 loan, the waiver of accrued and unpaid interest of $213,000, and an extension of the maturity date of the outstanding loan, the Company issued to the Bermuda Lender 600,000 shares of common stock (valued at $480,000) and a five year warrant to purchase 400,000 shares of common stock at an exercise price of $2.50 per share (valued at $250,000). After determining that 266,250 shares of common stock were, in effect, used to settle the aggregate $213,000 accrued and unpaid interest, the Company determined that the relative fair value of the remaining equity securities issued was $457,826, which amount was recorded as a debt discount and is being amortized via the interest method over the sixteen month term of the new note in accordance with ASC 470-60. The effective annual interest rate of the note is 11%.

As of December 31, 2013, the Bermuda Lender is a related party as a result of the size of its ownership interest in the Company's common stock.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 7 – Notes Payable – Continued

Convertible Notes

Between August 8, 2013 and December 18, 2013, the Company issued Convertible Notes with an aggregate principal amount of $281,000, in consideration for $271,000 of new proceeds (Convertible Notes with an aggregate principal amount of $60,000 bear no interest and were issued for cash consideration of $50,000 and the $10,000 of interest, was recorded as debt discount and will be amortized over the term of the note resulting in a weighted average effective interest rate of 100%). Convertible Notes with an aggregate principal amount of $221,000 bear interest at a rate of 12% per annum payable upon maturity. The Convertible Notes were initially payable 2-6 months from the date of issuance. Of the $281,000 of Convertible Notes, $171,000 are convertible into shares of the Company’s common stock at the election of the Company while $110,000 are convertible into shares of the Company’s common stock at the election of the holder. The Convertible Notes are convertible during the period beginning five days prior to maturity and ending on the day immediately prior to maturity (the “Note Conversion Period”). The conversion price of the Convertible Notes is equal to the greater of (a) 55-65% (depending on the specific note) of the fair value of the Company’s common stock or (b) $0.05 per share. As of December 31, 2013, the Convertible Notes were not convertible. The Company evaluated the conversion options and determined that bifurcation was not necessary in accordance with ASC 815. The beneficial conversion features will be accounted for, if necessary, at the commitment date. As of December 31, 2013, the average principal amount of outstanding Convertible Notes was $35,125.

Other Notes

The Other Notes predominantly bear interest at 15% per annum payable monthly. As of December 31, 2013, the Other Notes have maturity dates through October 2014 and have an average outstanding principal amount of $86,676.

The holders of two Other Notes are entitled to five years of royalty payments associated with Cosmetic Revenues, ranging from 0.5% to 4.0% of Cosmetic Revenues, depending on the holder and the year the Cosmetic Revenues are earned. The final three years of royalty payments are subject to an annual dollar maximum of $100,000 for one of the noteholders. Given that the Company has not yet generated any Cosmetic Revenues, no royalty payments have been earned.

In connection with the issuance and extension of notes payable during the year ended December 31, 2012, the Company issued an aggregate of 94,700 shares of common stock, with a relative fair value of $42,781. In connection with the issuances, five-year warrants to purchase an aggregate of 120,000 shares of common stock at exercise prices ranging from $1.50 to $2.50 per share, with a relative fair value of $76,024, were issued as compensation to the lenders and expensed over the term of the note.

In connection with the issuance and extension of notes payable during the year ended December 31, 2013, the Company issued 5,000 shares of common stock, with a relative fair value of $3,704. In connection with the issuances, five-year warrants to purchase an aggregate of 402,500 shares of common stock at exercise prices ranging from $0.94 to $2.50 per share, with a relative fair value of $112,239, were issued as compensation to the lenders and expensed over the term of the note.

During the year ended December 31, 2012, the Company and certain lenders agreed to exchange certain Other Notes with an aggregate principal balance of $754,500 for an aggregate of 754,500 shares of common stock and five-year warrants to purchase an aggregate of 301,800 shares of common stock at an exercise price of $1.50 per share. The common stock and warrants had an aggregate grant date value of $824,208 and, as a result, the Company recorded a loss on extinguishment of $69,708. The lenders received piggyback registration rights related to the stock and the stock issuable pursuant to the warrants. During the year ended December 31, 2013, the Company and certain lenders agreed to exchange certain Other Notes with an aggregate principal balance of $404,285, along with accrued and unpaid interest of $6,196, for an aggregate of 818,495 shares of common stock and five-year warrants to purchase an aggregate of 45,000 shares of common stock at an exercise price of $1.50 per share. The stock and warrants had an aggregate issuance date value of $417,681 and, as a result, the Company recorded a loss on extinguishment of $7,200. The lenders received piggyback registration rights related to the stock and the stock issuable pursuant to the warrants.

See Note 11 – Subsequent Events – Notes Payable for activity involving notes and convertible notes payable subsequent to December 31, 2013.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 8 – Income Taxes

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	For The Years Ended
	December 31,
	2013	2012
Deferred Tax Assets:
Net operating loss carryforward	$5,327,000	$3,817,200
Stock-based compensation	907,100	678,500
Accrued compensation	139,800	249,100
Intangible assets	-	2,100
Fixed assets	600	-
Charitable contribution carryforward	2,100	200
Gross deferred tax assets	6,376,600	4,747,100

Deferred Tax Liabilities:
Intangible assets	(3,000)	-
Fixed assets	-	(4,800)
Gross deferred tax liabilities	(3,000)	(4,800)

Net deferred tax assets	6,373,600	4,742,300

Valuation allowance	(6,373,600)	(4,742,300)

Deferred tax asset, net of valuation allowance	$-	$-

Changes in valuation allowance	$1,631,300	$1,922,300

The income tax provision (benefit) consists of the following:

	For The Years Ended
	December 31,
	2013	2012
Federal:
Current	$-	$-
Deferred	(1,459,584)	(1,719,953)

State and local:
Current	-	-
Deferred	(171,716)	(202,347)
	(1,631,300)	(1,922,300)
Change in valuation allowance	1,631,300	1,922,300
Income tax provision (benefit)	$-	$-

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 8 – Income Taxes – Continued

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For The Years Ended
	December 31,
	2013	2012

Tax benefit at federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(4.0)%	(4.0)%
Permanent differences	5.8%	3.0%
True-ups and other	1.6%	6.0%
Change in valuation allowance	30.6%	29.0%
Effective income tax rate	0.0%	0.0%

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s history of losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized.

At December 31, 2013 and 2012, the Company had approximately $14,000,000 and $10,000,000, respectively, of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carry forwards, if not utilized, will expire from 2029 to 2033 for federal purposes. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carry forwards are subject to annual limitations due to greater than 50% ownership changes.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Florida, and is subject to examination by the various taxing authorities. The Company’s federal and state income tax returns for the tax years 2010 and forward remain subject to examination.

Note 9 – Commitments and Contingencies

Operating Lease

On January 20, 2011, the Company entered into a three year lease agreement with respect to premises located at the Alexandria Innovation Center in Jupiter, Florida. The lease, as amended on March 11, 2011, was scheduled to expire on January 31, 2014. No base rent was payable during the initial year and the lease provides for a base monthly rent of $6,234 during the second year and $6,422 during the third year. The Company had the right to lease the premises for an additional three years at the then fair market value rent. The aggregate base rent payable over the lease term is being recognized on a straight-line basis. See Note 6 – Accrued Expenses and Other Liabilities for the deferred rent balance. See Note 11 – Subsequent Events – Operating Leases for additional details.

Rent expense amounted to $99,175 and $102,234 for the years ended December 31, 2013 and 2012, respectively. Rent expense for the period from December 30, 2008 (inception) to December 31, 2013 was $332,950. Rent expense is reflected in general and administrative expenses in the consolidated statements of operations.

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

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 9 – Commitments and Contingencies – Continued

Litigations, Claims and Assessments – Continued

In November 2013, an action was commenced in the Circuit Court of Palm Beach County, Florida by an alleged former consultant against the Company. The action is associated with an alleged loan made in 2009 and an alleged consulting/employment agreement entered into with the Company effective in 2009. Pursuant to the action, the plaintiff is seeking to recover an unspecified amount of damages but at least approximately $193,000 of cash and warrants for the purchase of 80,000 shares of the Company’s common stock. The Company has not accrued for a loss associated with this matter as it believes that the claims are without merit and it intends to vigorously defend this matter.

The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Patent Assignment and Research Agreement

Effective June 15, 2012, the Company entered into an assignment agreement (the “Assignment Agreement”) with the research foundation of a state university (the “Foundation”), whereby the Foundation assigned all of its right, title and interest in specified patents to the Company in exchange for a cash payment of $15,000. The Company also agreed to pay the Foundation a 5% royalty on Patent Revenue (as defined in the Assignment Agreement) over a 20 year period commencing on June 15, 2012. Through December 31, 2013, no royalties have been earned.

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

During the years ended December 31, 2013 and 2012, the Company recorded research and development expense of approximately $500,000 and $286,000, respectively in connection with the Assignment Agreement and Research Agreement. As of December 31, 2013 and 2012, the Company had accrued approximately $353,000 and $83,000, respectively, in connection with the Research Agreement, which is included in accounts payable and accrued expenses and other current liabilities in the consolidated balance sheets.

Consulting Agreements

Marketing Consulting Services

On January 1, 2012, a February 17, 2011 agreement for marketing consulting services (the “Marketing Consulting Agreement”), was further extended to December 31, 2012. Pursuant to the extended agreement, the Company agreed to pay a cash fee of $10,000 per month and the Company granted an immediately vested, five-year warrant to purchase 40,000 shares of common stock at an exercise price of $1.00 per share. The grant date value of $12,800 was recognized immediately.

On April 18, 2012, the Marketing Consulting Agreement was further amended. The Company agreed to pay a $20,000 bonus ($10,000 on August 31, 2012 and $10,000 on December 31, 2012), and issued a five-year warrant to purchase 300,000 shares of common stock at an exercise price of $1.50 per share. The warrant vested on January 1, 2013 and had a grant date value of $226,500, which was recognized proportionate to the vesting period.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 9 – Commitments and Contingencies – Continued

Consulting Agreements – Continued

Marketing Consulting Services – Continued

On December 7, 2012, the Marketing Consulting Agreement was further extended to December 31, 2013. Pursuant to the agreement, the Company agreed to pay a cash fee of $10,000 per month and the Company granted a five-year warrant to purchase 60,000 shares of common stock at an exercise price of $1.50 per share. The warrant vested on December 31, 2013 and had a grant date value of $45,600 which was recognized proportionate to the vesting period.

During the years ended December 31, 2013 and 2012, the Company recorded consulting expense of $120,000 and $140,000, respectively, related to the Marketing Consulting Agreement.

Business Advisory Services

On April 18, 2012, a February 17, 2011 agreement for business advisory services (the “Business Advisory Agreement”) was extended for nine months until December 31, 2012. Pursuant to the extension, the Company agreed to pay an additional $90,000 fee ($10,000 monthly; same as during the first three months of 2012), a $20,000 bonus ($10,000 on August 31, 2012 and $10,000 on December 31, 2012) and issue a five-year warrant to purchase 240,000 shares of common stock at an exercise price of $1.50 per share. The warrant vested on January 1, 2013 and had a grant date value of $181,200, which was recognized proportionate to the vesting period.

On December 7, 2012, the Business Advisory Agreement was further extended to December 31, 2013. Pursuant to the agreement, the Company continued to pay a cash fee of $10,000 per month and the Company granted a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $1.50 per share. The warrant vested on December 31, 2013 and had a grant date value of $76,000 which was recognized proportionate to the vesting period.

During the year ended December 31, 2012, the Company issued 48,462 shares of immediately vested common stock valued at $20,015 related to the Business Advisory Agreement. During the years ended December 31, 2013 and 2012, the Company recorded consulting expense of $120,000 and $140,000, respectively, related to the Business Advisory Agreement.

On June 1, 2012, the Company entered into a three month agreement with a consultant to provide business advisory services pursuant to which the consultant was entitled to receive an aggregate of 150,000 shares of common stock (50,000 shares per month). On November 15, 2012, the agreement was extended until February 15, 2013. Pursuant to the extension, the consultant was entitled to receive an additional 40,000 shares of common stock on the date of the extension and an additional 60,000 shares of common stock no later than February 7, 2013. During the years ended December 31, 2013 and 2012, the Company issued 60,000 and 190,000 shares of common stock valued at $48,000 and $152,000, respectively, which was recorded as consulting expense.

Investor Relations Services

On April 3, 2012, the Company entered into a six month agreement with a consultant to provide investor relations services pursuant to which the Company agreed to pay the consultant $15,000 per month. Effective July 1, 2012, the parties agreed that the consultant will be paid $5,000 per month for the remainder of the term. The parties verbally agreed to extend the agreement on a month to month basis. During the years ended December 31, 2013 and 2012, the Company recorded consulting expense of $20,000 and $75,000, respectively, related to the agreement.

Scientific Advisory Services

On June 11, 2012, the Company granted a five-year, immediately vested option to a member of its Scientific Advisory Board to purchase 5,000 shares of common stock at an exercise price of $1.10 per share, pursuant to the Plan. The grant date value of $3,300 was recognized immediately.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 9 – Commitments and Contingencies – Continued

Consulting Agreements – Continued

Scientific Advisory Services – Continued

On August 16, 2012, the Company entered into a two year agreement with a consultant to serve as Chairman of the Company’s Scientific Advisory Board and provide scientific advisory services whereby the consultant will earn $10,000 per month and will be entitled to specified expense reimbursements. In addition, the Company granted a five-year option to purchase 200,000 shares of common stock at an exercise price of $1.40 per share, pursuant to the Plan. The option vests as follows: (i) 40,000 shares immediately on the date of grant, 40,000 shares on the first anniversary of the date of grant and 40,000 on the second anniversary of the date of grant; and (ii) up to 80,000 shares upon receipt of research grants meeting specified criteria. The aggregate grant date value was $151,000, of which approximately $30,000 was recognized immediately, and approximately $30,000 is being recognized ratably over each of the first and second years. It is not currently estimable when the specified performance criteria will be met and, as a result, the Company has not recognized any of the approximately $30,000 expense associated with each of the fourth and fifth tranches.

On December 7, 2012, the Company granted ten-year options to the three advisors to purchase an aggregate of 110,000 shares of common stock at an exercise price of $1.50 per share, pursuant to the Plan. The shares vest as follows: (i) 55,000 shares immediately and (ii) 55,000 shares on the first anniversary date. The aggregate grant date value of $84,150 will be recognized proportionate to the vesting period.

On March 27, 2013, the Company granted a ten-year option to a member of its Scientific Advisory Board to purchase 60,000 shares of common stock at an exercise price of $1.50 per share, pursuant to the Plan. The shares vest as follows: (i) 30,000 shares immediately and (ii) 30,000 shares on the first anniversary of the grant date. The grant date value of $45,900 will be recognized half immediately and half proportionate to the vesting period.

On June 10, 2013, the Company granted a five-year option to a member of its Scientific Advisory Board to purchase 5,000 shares of immediately-vested common stock at an exercise price of $1.00 per share, pursuant to the Plan. The grant date value of $2,056 was recognized immediately.

On July 2, 2013, the Company granted a ten-year option to a member of its Scientific Advisory Board to purchase 100,000 shares of common stock at an exercise price of $1.00 per share, pursuant to the Plan. The shares vest as follows: (i) 50,000 shares immediately and (ii) 50,000 shares on the first anniversary of the grant date. The grant date value of $47,960 will be recognized half immediately and half proportionate to the vesting period.

Other

On April 9, 2012, the Company issued a warrant to a shareholder in lieu of reimbursing certain costs associated with a contemplated financing that did not occur. The immediately vested, five-year warrant entitles the shareholder to purchase 80,000 shares of common stock at an exercise price of $1.50 per share. The warrant had a grant date value of $60,400 which was recognized immediately.

On December 14, 2012, the Company granted an immediately vested, five-year warrant to purchase 5,000 shares of common stock at an exercise price of $1.50 per share to a consultant. The grant date value of $3,800 was recognized immediately.

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

On December 23, 2013, the Company granted immediately vested, five-year warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $2.00 per share to consultants. The aggregate grant date value of $16,770 was recognized immediately.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 9 – Commitments and Contingencies – Continued

Consulting Agreements – Continued

Other – Continued

In addition to the issuances discussed elsewhere in this filing, during the years ended December 31, 2013 and 2012, an aggregate of 129,537 and 3,500 shares of immediately vested common stock valued at $77,555 and $2,800, respectively, were issued to consultants for various services rendered to the Company.

Employment Agreements

Chief Executive Officer

On February 10, 2012, the employment agreement dated October 4, 2010 with the Company’s Chief Executive Officer (the “CEO”) was extended for an additional two years (through October 2015). The employment agreement shall be extended for successive one year periods unless either party provides ninety days written notice to the other party. The employment agreement provides for a minimum salary of $360,000 during the initial year, $480,000 during the second year and $600,000 during the third through fifth years. In the event the term of the employment agreement is extended beyond the initial five year term, the base salary payable shall be increased by 20% per annum. The agreement also includes certain severance provisions. Pursuant to the employment agreement, the CEO is entitled to an annual bonus in an amount equal to 50% of his then current salary. The bonus shall be payable in quarterly installments, commencing on the three month anniversary of the commencement of the employment agreement and continuing on each three month anniversary and shall not be subject to any condition.

On April 2, 2012, the CEO’s May 31, 2011 700,000 share stock grant vested as a result of the Company raising in excess of $2,000,000 of financing since November 4, 2011. The Company has agreed to fund the CEO’s tax liability in connection with such vesting.

On February 10, 2012, in connection with the extension of the CEO’s employment agreement, the Board approved (1) an option grant to the CEO (see Note 10 – Stockholders’ Deficiency – Stock Options for additional details); and (2) the payment of a $70,000 discretionary bonus to the CEO in connection with the signing of the SCTC Agreement. The discretionary bonus was paid on April 13, 2012.

Effective December 2013, the CEO and the Company agreed that the CEO’s 2013 salary would be reduced from $600,000 to $360,000 and that his 2013 bonus of $300,000 and his 2013 vacation pay of $25,000 would be waived. As a result, the Company imputed the value of the services contributed and recorded salary expense of $565,000 for the year ended December 31, 2013 with a corresponding credit to stockholders’ deficiency.

As of December 31, 2013 and 2012, the accrued and unpaid compensation (salary, bonus, tax liability, car allowance and vacation pay) for the CEO was $542,535 and $720,154, respectively, and was included in accrued expenses and other current liabilities in the consolidated balance sheets.

Other

In addition to the Company’s employment agreement with its CEO, two employees have “at-will” employment agreements with the Company that provide for aggregate cash severance payments of $125,000, payable over twelve months, upon involuntary termination.

Director Compensation

On December 7, 2012, the Board of Directors approved an increase in director compensation such that, effective January 1, 2013, each of the Company’s two directors was entitled to receive $40,000 in cash per annum (up from $20,000), payable in four quarterly installments of $10,000 (subject to deferral if the remaining directors determine that the Company needs to conserve its cash). As of December 31, 2013 and 2012, $130,000 and $50,000, respectively, was outstanding and included in accrued expenses and other current liabilities in the consolidated balance sheets.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 9 – Commitments and Contingencies – Continued

Settlement Agreements

On January 4, 2012, the Company agreed to settle $46,154 of severance that remained payable to its former Chief Financial Officer pursuant to his termination agreement for $23,077 and the Company recorded a $23,077 gain on settlement of the payable.

On September 12, 2012, the Company issued an immediately vested, five-year warrant to purchase 5,000 shares of common stock at an exercise price of $1.50 per share in order to settle a dispute with an investor. The grant date value of $3,775 was recognized immediately.

On October 18, 2012, the Company and former counsel entered into a Settlement Agreement and Release of Claim (the “Settlement Agreement”) pursuant to which the parties agreed that the Company would pay such former counsel $15,000 in settlement of a payable in the amount of $18,970. The Company recorded a gain on settlement of $3,970.

Note 10 – Stockholders’ Deficiency

Authorized Capital

The Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value, and 1,000,000 shares of preferred stock, $0.01 par value. The holders of the Company’s common stock are entitled to one vote per share. Subject to the rights of holders of preferred stock, if any, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Subject to the rights of holders of preferred stock, if any, upon liquidation, dissolution or winding up of the Company, holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution.

2010 Equity Participation Plan

On July 17, 2012, the Board of Directors of the Company approved an increase in the number of shares of common stock that may be issued pursuant to the Plan to 6,000,000 from 4,000,000. On December 7, 2012, the shareholders of the Company approved the increase. See Note 11 – Subsequent Events for details associated with a revised Plan limit. The Company intends to issue new shares of common stock to satisfy obligations pursuant to the Plan.

Shareholder Actions

On February 10, 2012, the shareholders of the Company approved (a) an increase in the authorized common stock to 1,500,000,000 shares from 800,000,000 shares; and (b) giving the Board the discretion to effect a reverse stock split of the Company’s common stock by a ratio of not less than 1-for-10 and not more than 1-for-150, anytime until February 10, 2013. In December 2012, the shareholders of the Company approved a one year extension of such Board authority to February 10, 2014. Effective April 15, 2013, as disclosed in Note 1, pursuant to the approval granted by the Company’s shareholders, the Company implemented the Reverse Split and reduced the number of shares of common stock authorized to be issued by the Company from 1,500,000,000 shares to 100,000,000 shares.

Common Stock and Warrant Offerings

During the year ended December 31, 2012, the Company issued an aggregate of 1,600,000 shares of common stock at prices ranging from $1.00 to $1.25 per unit to investors for aggregate gross proceeds of $1,925,000. In connection with the purchases, the Company issued five-year warrants to purchase an aggregate of 603,000 shares of common stock at exercise prices ranging from $1.50 to $4.00 per share of common stock. The warrants had an aggregate grant date value of $430,431.

During the year ended December 31, 2013, the Company issued an aggregate of 840,589 shares of common stock at prices ranging from $0.85 to $1.50 per unit to investors for aggregate gross proceeds of $905,000. In connection with the purchases, the Company issued five-year warrants to purchase an aggregate of 403,590 shares of common stock at exercise prices ranging from $1.50 to $4.00 per share of common stock. The warrants had an aggregate grant date value of $224,313.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Deficiency – Continued

Common Stock and Warrant Offerings – Continued

See Note 7 – Notes Payable for details associated with common stock issued in conjunction with the extension and exchange of notes payable and related accrued interest.

See Note 9 – Commitments and Contingencies for details associated with common stock issued in conjunction with consulting agreements.

Warrant and Option Valuation

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at an annual rate of 5% for options granted during the years ended December 31, 2013 and 2012. The expected term used for warrants and options issued to non-employees is the contractual life and the expected term used for options issued to employees and directors is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. Since the Company’s stock has not been publicly traded for a sufficiently long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Stock Warrants

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following weighted average assumptions:

	For The Years Ended
	December 31,
	2013	2012
Risk free interest rate	1.02%	0.66%
Expected term (years)	4.99	5.00
Expected volatility	134%	184%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the warrants granted during the years ended December 31, 2013 and 2012 was approximately $0.36 and $0.70 per share, respectively.

See Note 7 – Notes Payable for details associated with the issuance of warrants in connection with note issuances and the extension of debt maturities. See Note 9 – Commitments and Contingencies for details associated with the issuance of warrants as compensation. See Note 10 – Stockholders’ Deficiency – Common Stock and Warrant Offerings for details associated with the issuance of warrants in connection with common stock and warrant offerings.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Deficiency – Continued

Stock Warrants – Continued

On November 27, 2013, the Company initiated a limited time program (the “Warrant Exercise and Reload Program”) which, at the election of any warrant holder, would permit them to immediately exercise their outstanding exercisable warrants at an exercise price of $0.30 per share. In connection with the exercise of the warrant, in addition to having received the number of shares pursuant to such exercise, each holder would receive a new warrant for the same number of shares purchased with an exercise price of $0.75 per share and an expiration date of December 31, 2015. The terms of the newly issued warrant permit the Company to redeem 100% of the shares underlying the new warrant for a total of $1.00 if the common stock of the Company trades above $1.25 for five consecutive trading days. Under the program, warrants to purchase an aggregate of 1,686,029 shares of common stock were exercised during the year ended December 31, 2013 for aggregate gross proceeds of $505,809. The Company recognized a $214,912 warrant modification charge during the year ended December 31, 2013, which represents the incremental value of the modified warrant and new warrant combined, as compared to the original warrant value, all valued as of the respective modification dates. See Note 11 – Subsequent Events for details associated with 2014 warrant exercises under the program.

The Company recorded stock–based compensation expense of $26,777 and $494,875 during the years ended December 31, 2013 and 2012, respectively, and $574,030 during the period from December 30, 2008 (inception) to December 31, 2013, related to stock warrants issued as compensation, which is reflected as consulting expense in the consolidated statements of operations. As of December 31, 2013, there was no unrecognized stock-based compensation expense related to stock warrants.

A summary of the warrant activity during the years ended December 31, 2013 and 2012 is presented below:

				Weighted
		Weighted		Average
		Average		Remaining
	Number of	Exercise		Life	Intrinsic
	Warrants	Price		In Years	Value
Outstanding, December 31, 2011	80,000	$1.00
Granted	3,254,800	1.71	[1]
Exercised	-	-
Forfeited	-	-
Outstanding, December 31, 2012	3,334,800	$1.69
Granted	3,147,119	1.56
Exercised	(1,686,029)	0.30	[2]
Forfeited	-	-
Outstanding, December 31, 2013	4,795,890	$1.39		3.0	$-

Exercisable, December 31, 2013	4,095,890	$1.37		3.0	$-

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Deficiency – Continued

Stock Warrants – Continued

The following table presents information related to stock warrants at December 31, 2013:

Warrants Outstanding			Warrants Exercisable
			Weighted
			Average	Exercisable
Exercise		Number of	Remaining Life	Number of
Price		Warrants	In Years	Warrants

$0.50		40,000	0.6	40,000
0.75		1,686,029	2.0	1,686,029
0.94		50,000	4.9	50,000
1.00		90,000	3.9	90,000
1.50		1,682,800	3.6	1,682,800
1.75		70,000	4.1	70,000
2.00		123,530	4.9	123,530
2.50		60,000	3.5	60,000
3.00		43,531	4.3	43,531
4.00		250,000	4.0	250,000
Variable	[1]	700,000	-	-
		4,795,890	3.0	4,095,890

[1]	Warrants to purchase 700,000 shares of common stock, which have an exercise price which is the greater of $1.50 per share or the fair market value of the common stock on the date certain performance criteria are met, have not been included in the calculation of the weighted average price of warrants granted. See Note 5 – Intangible Assets.
[2]	Warrants to purchase an aggregate of 1,686,029 shares of common stock had their exercise prices reduced to $0.30 per share pursuant to the Warrant Exercise and Reload Program. The warrants previously had exercise prices that ranged from $1.50 to $4.00 per share.

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	For the Years Ended
	December 31,
	2013	2012
Risk free interest rate	1.58%	0.85%
Expected term (years)	6.12	5.34
Expected volatility	132%	183%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the stock options granted during the years ended December 31, 2013 and 2013 was approximately $0.26 and $0.50 per share, respectively.

See Note 9 – Commitments and Contingencies for details associated with certain grants of options as compensation to employees, directors and consultants.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Deficiency – Continued

Stock Options – Continued

On February 10, 2012, the Company granted ten-year options to employees and directors to purchase an aggregate of 2,280,000 shares of common stock at an exercise price of $1.05 per share, pursuant to the Plan. The options vest as follows: (i) an option granted to the CEO to purchase 1,000,000 shares of common stock vests to the extent of one-third of the shares immediately, one-third on the first anniversary of the date of grant and one-third on the second anniversary of the date of grant; and (ii) options to purchase an aggregate of 1,280,000 shares of common stock vest to the extent of one-half of the shares immediately and one-half on the first anniversary of the date of grant. The aggregate grant date value of $889,200 will be recognized proportionate to the vesting periods.

On May 3, 2012, the Company granted ten-year options to two employees to purchase an aggregate of 151,000 shares of common stock at an exercise price of $1.40 per share, pursuant to the Plan. Options to purchase 31,000 shares vest as follows: (i) 500 shares immediately, (ii) 10,500 shares on the first anniversary date, (iii) 10,000 shares on the second anniversary date and (iv) 10,000 shares on the third anniversary date. On June 15, 2012, options to purchase 20,000 shares vested as a result of the execution of the Research Agreement. The aggregate grant date value of $117,010 was recognized proportionate to the vesting period. Options to purchase the remaining 100,000 shares vest subject to the satisfaction of certain performance conditions. It is not currently probable that the performance conditions will be met and, as a result, the Company has not recognized any expense associated with the shares.

On December 7, 2012, the Company granted ten-year options to employees and directors to purchase an aggregate of 750,000 shares of common stock at an exercise price of $1.50 share, pursuant to the Plan. The shares vest as follows: (i) 375,000 shares immediately and (ii) 375,000 shares on the first anniversary of the date of grant. The aggregate grant date value of $657,900 will be recognized proportionate to the vesting period.

On October 4, 2013, the Company granted ten-year options to employees, directors, and an advisor to purchase an aggregate of 980,000 shares of common stock at an exercise price of $0.60 per share, pursuant to the Plan. The shares vest as follows: (i) 490,000 shares immediately and (ii) 490,000 shares on the first anniversary of the grant date. The grant date value of $199,921 will be recognized proportionate to the vesting period.

The following table presents information related to stock option expense:

			Period From			Weighted
			December 30,			Average
	For The Years Ended		2008 (Inception)	Unrecognized		Amortization
	December 31,		to December 31,	at December 31,		Period
	2013	2012	2013	2013		(Years)

Consulting	$160,894	$523,560	$811,986	$38,456		0.8
Research and development	251,758	161,430	461,894	44,364	[1]	0.8
General and administrative	235,163	451,241	1,144,784	28,040		0.5

	$647,815	$1,136,231	$2,418,664	$110,860		0.7

[1]	Includes $14,554 of unrecognized expense that is subject to non-employee mark-to-market adjustments.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Deficiency – Continued

Stock Options – Continued

A summary of the option activity during the years ended December 31, 2013 and 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2011	523,000	$0.60
Granted	3,496,000	1.20
Exercised	-	-
Forfeited	(1,000)	1.40
Outstanding, December 31, 2012	4,018,000	$1.12
Granted	1,145,000	0.68
Exercised	-	-
Forfeited	(120,000)	0.50
Outstanding, December 31, 2013	5,043,000	$1.03	8.2	$-

Exercisable, December 31, 2013	3,899,667	$1.06	8.2	$-

The following table presents information related to stock options at December 31, 2013:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.50	320,000	5.9	320,000
0.60	980,000	9.8	490,000
1.00	135,000	8.6	85,000
1.05	2,280,000	8.1	1,946,667
1.10	5,000	3.4	5,000
1.20	10,000	2.4	10,000
1.25	43,000	2.9	43,000
1.40	350,000	4.9	110,000
1.50	920,000	8.9	890,000
	5,043,000	8.2	3,899,667

Common Stock Awards

See Note 9 – Commitments and Contingencies for details associated with certain grants of common stock as compensation to employees, directors and consultants.

On December 7, 2012, the Company granted 40,000 shares of immediately vested common stock to its legal counsel. The $32,000 grant date fair value was recognized immediately.

On October 4, 2013, the Company granted 50,000 shares of immediately vested common stock to its legal counsel. The $12,500 grant date fair value was recognized immediately.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Deficiency – Continued

Common Stock Awards - Continued

The following table present information related to common stock award expense during the years ended December 31, 2013 and 2012:

			Period From
			December 30,
	For The Years Ended		2008 (Inception)	Unrecognized
	December 31,		to December 31,	at December 31,
	2013	2012	2013	2013

Consulting	$111,351	$217,140	$1,799,746	$-
Research and development	26,704	-	26,704	-
General and administrative	-	-	123,900	-

	$138,055	$217,140	$1,950,350	$-

A summary of common stock award activity during the years ended December 31, 2013 and 2012 is presented below:

		Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value

Non-vested, December 31, 2011	800,000	$0.41	$330,400
Granted	281,962	0.73	206,815
Vested	(1,081,962)	0.50	(537,215)
Forfeited	-	-	-
Non-vested, December 31, 2012	-	$-	$-
Granted	239,537	0.58	138,055
Vested	(239,537)	0.58	(138,055)
Forfeited	-	-	-
Non-vested, December 31, 2013	-	$-	$-

Note 11 - Subsequent Events

Research and Development Agreements

On March 19, 2014, the Company entered into a one-year agreement with a Japanese pharmaceutical company to perform specified research and development activities related to stem cells. The agreement may be terminated earlier or extended, as provided pursuant to the agreement terms of the agreement. Payment terms are (1) $150,000 at commencement (payment was received prior to the date of this report); (2) $50,000 upon achieving a specified milestone; and (3) $50,000 upon achieving the final milestone.

On March 24, 2014, the Company entered into a two-year agreement with a U.S. pharmaceutical company to perform specified research and development activities related to brown fat. The agreement may be terminated earlier or extended, as provided pursuant to the agreement terms of the agreement. Payment terms are (1) $250,000 at commencement; (2) $356,250 payable in four equal quarterly installments, subject to acceleration upon achieving a specified milestone; and (3) $168,750 payable in two equal bi-annual installments, subject to acceleration upon achieving a specified milestone.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 11 – Subsequent Events – Continued

Warrant Exercise and Reload Program

Pursuant to the Warrant Exercise and Reload Program, subsequent to December 31, 2013, warrants to purchase an aggregate of 266,667 shares of common stock were exercised for aggregate gross proceeds of $80,000. In connection with the exercises, the Company granted redeemable warrants to purchase an aggregate of 266,667 shares of common stock at an exercise price of $0.75 per share. Such warrants expire on December 31, 2015.

2010 Equity Participation Plan

On February 18, 2014, the Board of Directors of the Company approved an increase in the number of shares of common stock authorized to be issued pursuant to the Plan from 6,000,000 to 12,000,000.

Operating Leases

On February 4, 2014, the Company and the landlord agreed to the surrender of a portion of the Jupiter, Florida leased premises and also extended the term of the lease to July 31, 2014. The amended lease provides for a base rent of $962 per month.

On February 11, 2014, the Company executed a Facility Use Agreement with the stem cell treatment company (“SCTC”) which permits the Company to utilize the SCTC’s laboratory facility and one office for research associated with its culturing and medical device license. Payment terms are $3,750 through March 31, 2014 and $100 per day for usage beyond that date. See Note 5 – Intangible Assets for additional detail related to the SCTC and the license.

Consulting Agreements

On February 20, 2014, the Company executed a two-year consulting agreement with the Physiatrist-In-Chief for the Hospital of Special Surgery to become the Company’s Chief Medical Advisor for Spine Medicine whereby he would assume responsibility for the clinical aspects of the brtxDISC™ Program. The agreement may be terminated earlier or extended, as provided pursuant to the agreement terms of the agreement. Payments are scheduled to be $10,000 per month, escalating to $20,000 per month upon the FDA approval of the Company’s Investigational New Drug or Investigational Device Exemption applications. In addition, the Company granted a five-year option to purchase 300,000 shares of common stock at an exercise price of $0.65 per share, pursuant to the Plan. The option vests ratably over three years on the grant date anniversaries.

On March 14, 2014, the Company executed an agreement, which will continue until terminated by either party, appointing a new Scientific Advisory Board member. Pursuant to the agreement, the Company immediately granted the new Advisor a five-year option to purchase 25,000 shares of common stock at an exercise price of $0.50 per share, pursuant to the Plan. The shares vest as follows: (i) 12,500 shares immediately and (ii) 12,500 shares on the first anniversary of the grant date. In addition, on each annual anniversary date of the agreement, the Advisor is entitled to a new five-year option to purchase 5,000 shares of the Company’s common stock at an exercise price equal to the then fair market value of the common stock.

Common Stock and Warrant Offerings

Subsequent to December 31, 2013, the Company issued an aggregate of 1,368,651 shares of common stock at prices ranging from $0.35 to $0.45 per unit to investors for aggregate gross proceeds of $545,000. In connection with the purchases, the Company issued warrants to purchase an aggregate of 329,861 shares of common stock at an exercise price of $0.75 per share. The warrants have terms ranging from two to five years.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 11 – Subsequent Events – Continued

Stock-Based Compensation

Subsequent to December 31, 2013, the Company issued an aggregate of 21,691 shares of common stock valued at $14,071 to consultants pursuant to consulting agreements.

Subsequent to December 31, 2013, the Company granted ten-year options to employees and directors to purchase an aggregate of 2,415,000 shares of common stock at exercise prices ranging from $0.53 to $0.65 per share, pursuant to the Plan. The shares vest as follows: (i) 831,669 shares immediately and (ii) 1,589,331 shares ratably over two years on the grant date anniversaries.

On March 12, 2014, as additional compensation for consulting services, the Company granted an immediately vested, five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.53 per share. In addition, warrants to purchase an aggregate of 280,000 shares of common stock had their exercise prices reduced to $0.53 per share from $1.50 per share and such warrants, as well as a warrant to purchase 20,000 shares of common stock, had their term extended to March 12, 2019.

Notes Payable

Subsequent to December 31, 2013, the Company issued Convertible Notes with an aggregate principal amount of $145,000, in consideration for $140,000 of new proceeds (a Convertible Note with a principal amount of $30,000 bears no interest and was issued for cash consideration of $25,000 and the $5,000 of interest, was recorded as debt discount and will be amortized over the term of the note resulting in a weighted average effective interest rate of 79%). Convertible Notes with an aggregate principal amount of $115,000 bear interest at a rate of 12% per annum payable upon maturity. The Convertible Notes were initially payable 3-12 months from the date of issuance. Of the $145,000 of Convertible Notes, $115,000 is convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to maturity and ending on the day immediately prior to maturity at the greater of (a) 55% of the fair value of the Company’s stock or (b) $0.05 per share. The remaining $30,000 is convertible into shares of the Company’s common stock at the election of the holder any time after September 10, 2014 at the lesser of (a) $0.50 per share or (b) 65% of the fair value of the Company’s common stock, but with a floor of $0.05 per share. As of the filing date, the Convertible Notes were not convertible.

Subsequent to December 31, 2013, the Company repaid a certain note payable with a principal balance of $25,000 and accrued interest of $5,000.

Subsequent to December 31, 2013, the Company and certain lenders agreed to exchange notes payable with an aggregate principal balance of $274,000 and aggregate accrued interest of $19,932 for an aggregate of 1,101,453 shares of common stock and an immediately vested, two-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.75 per share. The terms of the warrant permit the Company to redeem 100% of the shares underlying the warrant for a total of $1.00 if the common stock of the Company trades above $1.25 for five consecutive trading days. The lenders received piggyback registration rights related to the stock and the stock issuable pursuant to the warrant.

Subsequent to December 31, 2013, the maturity dates of certain notes payable with aggregate principal balance of $752,500 were extended to various dates between March 1, 2014 and April 1, 2015. In connection with the extensions, (a) aggregate accrued interest of $73,058 was converted into the principal amount, (b) the amount of interest due at maturity for one note payable was increased to $35,000 from $20,000, (c) immediately vested, five-year warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.75 per share were issued to the lenders, (d) previously outstanding warrants to purchase an aggregate of 90,000 shares of common stock had their exercise prices reduced to $0.75 per share from exercise prices ranging from $1.75 to $2.50 per share and (e) in the event a certain note is not paid in full on or before maturity, the Company will issue to the lender a five-year warrant to purchase 50,000 shares of common stock at an exercise price equal to 175% of the then fair market value of the Company’s common stock.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Consolidated Financial Statements

Note 11 – Subsequent Events – Continued

Notes Payable – Continued

Giving effect to the above actions, the Company currently has notes payable aggregating $193,000 which, along with accrued interest, are either past due or payable on demand. The Company is currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. However, there can be no assurance that the Company will be successful in extending or converting these notes.

Notes payable, non-current portion represents notes payable that were either exchanged for equity or whose maturities were extended past December 31, 2014 after the balance sheet date but before the financial statements were issued. Accrued interest, non-current portion represents the accrued interest that, after the balance sheet date but before the financial statements were issued, was either exchanged for equity or converted into the principal amount of a note payable classified as non-current.

As of the filing date of this report, 70% of the face value of the Company’s outstanding notes payable were sourced from the Bermuda Lender and the maturity date associated with these notes is July 31, 2014.

