Form 10-Q
period 2014-03-31
BioRestorative Therapies, Inc.
filed 2014-05-14
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 12, 2014, there were 22,202,276 shares of the issuer’s common stock outstanding.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets

Current Assets:
Cash	$110,360	$201,098
Inventories	17,904	17,965
Prepaid expenses and other current assets	9,053	20,739
Total Current Assets	137,317	239,802

Property and equipment, net	25,515	35,568
Intangible assets, net	1,090,092	1,107,545
Total Assets	$1,252,924	$1,382,915

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$1,203,090	$1,269,970
Accrued expenses and other current liabilities	1,286,825	1,176,662
Accrued interest	97,139	65,909
Current portion of notes payable, net of debt discount of $140,911 and
$237,381 at March 31, 2014 and December 31, 2013, respectively	5,189,589	4,990,009
Deferred revenues	150,000	-
Total Current Liabilities	7,926,643	7,502,550
Accrued interest, non-current portion	34,373	41,434
Notes payable, non-current portion, net of debt discount of $0 and
$3,110 at March 31, 2014 and December 31, 2013, respectively	275,000	524,000
Total Liabilities	8,236,016	8,067,984

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock, $0.01 par value;
Authorized, 1,000,000 shares; none issued
and outstanding at March 31, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value;
Authorized, 100,000,000 shares;
Issued 22,391,635 and 19,633,173 shares
at March 31, 2014 and December 31, 2013, respectively;
Outstanding 21,833,014 and 19,074,552 shares
at March 31, 2014 and December 31, 2013, respectively	22,392	19,633
Additional paid-in capital	14,508,606	13,139,712
Deficit accumulated during development stage	(21,482,090)	(19,812,414)
Treasury stock, at cost, 558,621 shares
at March 31, 2014 and December 31, 2013	(32,000)	(32,000)
Total Stockholders' Deficiency	(6,983,092)	(6,685,069)
Total Liabilities and Stockholders' Deficiency	$1,252,924	$1,382,915

See Notes to these Condensed Consolidated Financial Statements

1 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended		Period from December 30, 2008 (Inception)
	March 31,		to March 31,
	2014	2013	2014

Revenues	$375	$1,130	$17,644

Cost of goods sold	60	162	1,575

Gross Profit	315	968	16,069

Operating Expenses
Marketing and promotion	31,794	29,881	586,543
Consulting	267,198	230,116	5,000,136
Research and development	493,741	400,442	3,057,692
General and administrative	636,000	640,110	9,910,011

Total Operating Expenses	1,428,733	1,300,549	18,554,382

Loss From Operations	(1,428,418)	(1,299,581)	(18,538,313)

Other Income (Expense)
Other income	-	-	11,457
Interest expense	(73,131)	(197,868)	(1,324,723)
Amortization of debt discount	(98,505)	(61,349)	(1,389,928)
Loss on extinguishment of notes payable, net	(49,094)	(7,200)	(126,002)
Warrant modification expense	(30,128)	-	(245,040)
Gain on settlement of note and payables, net	9,600	-	120,095

Total Other Expense	(241,258)	(266,417)	(2,954,141)

Net Loss	$(1,669,676)	$(1,565,998)	$(21,492,454)

Net Loss Per Share
- Basic and Diluted	$(0.08)	$(0.10)

Weighted Average Number of
Common Shares Outstanding
- Basic and Diluted	20,237,689	15,307,958

See Notes to these Condensed Consolidated Financial Statements

2 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statement of Changes in Stockholders' Deficiency
For the Three Months Ended March 31, 2014

(unaudited)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-In	Development	Treasury Stock
	Shares	Amount	Capital	Stage	Shares	Amount	Total

Balance - December 31, 2013	19,633,173	$19,633	$13,139,712	$(19,812,414)	(558,621)	$(32,000)	(6,685,069)

Shares and warrants issued for cash -
(at $0.35)	71,429	71	24,929	-	-	-	25,000

Shares and warrants issued for cash
(at $0.40)	1,275,000	1,275	508,725	-	-	-	510,000

Shares and warrants issued for cash
(at $0.45)	22,222	22	9,978	-	-	-	10,000

Shares issued for consulting services -
(at $0.64)	2,845	3	1,818	-	-	-	1,821

Shares issued for consulting services -
(at $0.65)	18,846	19	12,231	-	-	-	12,250

Exercise of warrants into common stock	266,667	267	79,733	-	-	-	80,000

Shares issued in exchange of note payable
and accrued interest (at $0.25)	754,689	755	225,651	-	-	-	226,406

Shares issued in exchange of note payable
and accrued interest (at $0.31)	123,097	123	36,807	-	-	-	36,930

Shares and warrants issued in exchange of
note payable and accrued interest (at $0.36)	223,667	224	79,466	-	-	-	79,690

Warrant modification	-	-	30,128	-	-	-	30,128

Stock-based compensation	-	-	359,428	-	-	-	359,428

Net loss	-	-	-	(1,669,676)	-	-	(1,669,676)

Balance - March 31, 2014	22,391,635	$22,392	$14,508,606	$(21,482,090)	(558,621)	$(32,000)	$(6,983,092)

See Notes to these Condensed Consolidated Financial Statements

3 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statements of Cash Flows

(unaudited)

			Period From
			December 30,
	For The Three Months Ended		2008 (Inception) to
	March 31,		March 31,
	2014	2013	2014
Cash Flows From Operating Activities
Net loss	$(1,669,676)	$(1,565,998)	$(21,492,454)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount	98,505	61,349	1,389,928
Depreciation and amortization	25,517	26,735	365,914
Loss on sale of property and equipment	1,009	-	22,623
Stock-based compensation	373,499	255,530	5,316,543
Loss on extinguishment of note and payables, net	49,094	7,200	126,002
Gain on settlement of note and payables, net	(9,600)	-	(120,095)
Warrant modification expense	30,128	-	245,040
Warrant issued in connection with note payable	-	-	9,400
Changes in operating assets and liabilities:
Inventories	61	(1,338)	(17,904)
Prepaid expenses and other current assets	11,686	(35,000)	(9,053)
Accounts payable	(59,380)	1,840	1,157,079
Accrued interest, expenses and other current liabilities	192,429	477,909	2,450,568
Deferred revenues	150,000	-	150,000

Total Adjustments	862,948	794,225	11,086,045

Net Cash Used in Operating Activities	(806,728)	(771,773)	(10,406,409)

Cash Flows From Investing Activities
Purchases of property and equipment	-	-	(176,936)
Proceeds from sale of property and equipment	980	-	32,980
Acquisition of intangible assets	-	-	(1,003,676)

Net Cash Provided by (Used in) Investing Activities	980	-	(1,147,632)

Cash Flows From Financing Activities
Proceeds from notes payable	140,000	450,000	7,433,139
Repayments of notes payable	(25,000)	-	(590,722)
Advances from director and officer	-	59,940	293,343
Repayment of advances from director and officer	(24,990)	(59,940)	(293,343)
Proceeds from exercise of warrants	80,000	-	587,684
Repurchase of common stock	-	-	(32,000)
Sales of common stock and warrants for cash	545,000	820,000	4,266,300

Net Cash Provided by Financing Activities	715,010	1,270,000	11,664,401

Net (Decrease) Increase In Cash	(90,738)	498,227	110,360

Cash - Beginning	201,098	363	-

Cash - Ending	$110,360	$498,590	$110,360

See Notes to these Condensed Consolidated Financial Statements

4 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)

Condensed Consolidated Statements of Cash Flows -- Continued

(unaudited)

			Period from
			December 30,
	For The Three Months Ended		2008 (Inception)
	March 31,		to March 31,
	2014	2013	2014
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$16,804	$16,091	$680,967

Non-cash investing and financing activities:
Shares and warrants issued in connection with
issuance or extension of notes payable	$-	$461,530	$1,520,009
Shares issued in satisfaction of accrued interest	$-	$213,000	$213,000
Shares issued in connection with reverse
recapitalization	$-	$-	$362,000
Shares issued pursuant to reverse
recapitalization and subsequently
cancelled	$-	$-	$146,195
Purchase of property and equipment for note payable	$-	$-	$291,055
Purchase of property and equipment for
account payable	$-	$-	$60,000
Accrued payable for treasury shares repurchased	$-	$-	$7,000
Shares reissued to former President	$-	$-	$12,577
Property and equipment returned in connection
with settlement of note payable, net	$-	$-	$226,043
Shares and warrants issued in exchange
of notes payable and accrued interest	$343,026	$119,700	$1,584,915
Warrant issued as partial consideration
for intangible asset	$-	$-	$226,500
Reclassification of accrued interest in connection
with note payable issuance	$-	$-	$74,285
Waiver of previously accrued executive salary
and bonus	$-	$-	$565,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2014, for the three months ended March 31, 2014 and 2013 and for the period from December 30, 2008 (inception) to March 31, 2014. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year ending December 31, 2014 or any other period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2013 and for the year then ended, and for the period from December 30, 2008 (inception) to December 31, 2013, which were filed with the Securities and Exchange Commission on Form 10-K on April 11, 2014.

Note 2 – Going Concern and Management Plans

As of March 31, 2014, the Company had a working capital deficiency and a stockholders’ deficiency of $7,789,326 and $6,983,092, respectively. During the period from December 30, 2008 (inception) through March 31, 2014, the Company had not generated significant revenues and incurred net losses of $21,492,454. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

6 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Going Concern and Management Plans - Continued

Subsequent to March 31, 2014, the Company has raised an aggregate of $530,000 through debt financing, has received research and development fee payments of $250,000, has extended the due date for the repayment of $652,500 of debt, has repaid $25,000 and $5,801 of debt and accrued interest, respectively, and $25,000 and $1,500 of debt and accrued interest, respectively, has been converted into common stock. As a result, the Company expects to be able to fund its operations through June 2014. While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital. As of the filing date of this report, the Company has notes payable with an aggregate principal balance of $251,750 which are either past due or payable on demand. The Company is currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. However, there can be no assurance that the Company will be successful in extending or converting these notes. See Note 8 – Subsequent Events for additional details.

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

Concentrations and Credit Risk

As of March 31, 2014, approximately 71% of the face value of the Company’s outstanding notes payable were sourced from a single entity (the “Bermuda Lender”). See Note 5 – Notes Payable for additional discussion of the Bermuda Lender.

Revenue Recognition

Research and Development Agreements

The Company’s policy is to recognize research and development revenues on a straight-line basis over the term of the agreement, regardless of the payment structure, subject to potential acceleration upon achievement of contractually specified deliverables.

On March 19, 2014, the Company entered into a one-year agreement with a Japanese pharmaceutical company to perform specified research and development activities related to stem cells. The agreement may be terminated earlier or extended, as provided for in the agreement. Payment terms are (1) $150,000 at commencement; (2) $50,000 upon achievement of a specified deliverable; and (3) $50,000 upon achievement of the final specified deliverable. As of March 31, 2014, the initial $150,000 payment had been received and was recorded as deferred revenues on the condensed consolidated balance sheet.

7 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies - Continued

Revenue Recognition – Continued

Research and Development Agreements – Continued

On March 24, 2014, the Company entered into a two-year agreement with a U.S. pharmaceutical company to perform specified research and development activities related to brown fat. The agreement may be terminated earlier or extended, as provided for in the agreement. Payment terms are (1) $250,000 at commencement; (2) $356,250 payable in four equal quarterly installments, subject to acceleration upon achieving a specified deliverable; and (3) $168,750 payable in two equal bi-annual installments, subject to acceleration upon achieving a specified deliverable. As of March 31, 2014, the initial $250,000 payment had not been received.

The Company did not recognize any revenue related to research and development agreements during the three months ended March 31, 2014 and 2013.

Other

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

For the three months ended March 31, 2014 and 2013, the Company’s revenue was attributable to sales of Stem Pearls® skincare products.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2014	2013
Options	7,783,000	4,078,000
Warrants	5,325,751	4,217,800
Convertible instruments	1,519,015	-
Total potentially dilutive shares	14,627,766	8,295,800

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

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2014 presentation. These reclassifications have no impact on the previously reported net loss.

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

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU addresses the requirements regarding the financial statement presentation of an unrecognized tax benefit within ASC Topic 740 for the purpose of providing consistency between the financial reporting of U.S. GAAP entities. Generally, this ASU provides guidance for the preparation of financial statements and disclosures when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is effective for periods beginning after December 15, 2013 and did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

9 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	March 31,	December 31,
	2014	2013

Credit card payable	$5,425	$6,000
Accrued payroll and payroll taxes	677,499	672,535
Other accrued expenses	603,901	495,817
Deferred rent	-	2,310
Total	$1,286,825	$1,176,662

During the three months ended March 31, 2014, the Company made aggregate repayments to a director and a family member of an officer of $27,199 of advances and accrued interest, such that the Company had no remaining liability at March 31, 2014. During the three months ended March 31, 2013, the Company received an aggregate of $59,940 in non-interest bearing advances from an officer of the Company and made aggregate repayments of $59,940 of advances.

Note 5 – Notes Payable

A summary of the notes payable activity during the three months ended March 31, 2014 is presented below:

	Bermuda	Convertible		Other	Debt
	Lender	Notes		Notes	Discount		Total

Outstanding, December 31, 2013	$4,000,000	$281,000		$1,473,500	$(240,491)		$5,514,009
Issuances	-	145,000	[1]	-	-		145,000
Exchanges for equity	-	(71,000)		(203,000)	-		(274,000)
Repayments	-	-		(25,000)	-		(25,000)
Setup of debt discount	-	-		-	(5,000)		(5,000)
Amortization of debt discount	-	-		-	98,505		98,505
Accretion of interest expense	-	5,000	[2]	-	6,075	[1]	11,075
Outstanding, March 31, 2014	$4,000,000	$360,000		$1,245,500	$(140,911)		$5,464,589

[1]	On March 10, 2014, a note with a principal amount of $30,000 was issued for cash consideration of $25,000 and bears no interest. The $5,000 difference was recorded as debt discount and will be accreted as interest expense over the term of the note. During the three months ended March 31, 2014, the Company accreted interest expense of $6,075 related to notes issued for cash consideration less than the principal amounts.

[2]	On March 8, 2014, pursuant to the terms of a note payable with a maturity date of January 8, 2014, the principal balance of the note was increased from $30,000 to $35,000. The $5,000 principal increase was accreted as interest expense.

Between January 17, 2014 and March 19, 2014, the Company issued Convertible Notes with an aggregate principal amount of $145,000, in consideration for $140,000 of new proceeds (a Convertible Note with a principal amount of $30,000 bears no interest and was issued for cash consideration of $25,000 and the $5,000 difference was recorded as debt discount and will be accreted as interest over the term of the note resulting in a weighted average effective interest rate of 79%). Convertible Notes with an aggregate principal amount of $115,000 bear interest at a rate of 12% per annum payable upon maturity. The Convertible Notes were initially payable 3-12 months from the date of issuance. Of the $145,000 of Convertible Notes, $115,000 is convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to maturity and ending on the day immediately prior to maturity at the greater of (a) 55% of the fair value of the Company’s stock or (b) $0.05 per share. The remaining $30,000 is convertible into shares of the Company’s common stock at the election of the holder any time after September 10, 2014 at the lesser of (a) $0.50 per share or (b) 65% of the fair value of the Company’s common stock, but with a floor of $0.05 per share.

10 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable – Continued

During the three months ended March 31, 2014, the Company repaid a certain note payable with a principal balance of $25,000 and accrued interest of $5,000.

During the three months ended March 31, 2014, the Company and certain lenders agreed to exchange notes payable with an aggregate principal balance of $274,000 and aggregate accrued interest of $19,932 for an aggregate of 1,101,453 shares of common stock and an immediately vested, two-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.75 per share. The stock and warrants had an aggregate issuance date value of $330,436 and $12,590, respectively, and, as a result, the Company recorded a loss on extinguishment of $49,094. The lenders received piggyback registration rights related to the stock and the stock issuable pursuant to the warrants.

During the three months ended March 31, 2014, the maturity date of a certain note payable with a principal balance of $100,000 was extended from December 31, 2013 to March 1, 2014. In connection with the extension, the amount of interest due at maturity was increased to $35,000 from $20,000. As of the filing date of this report, the note was past due.

Note 6 – Commitments and Contingencies

Operating Lease

On February 4, 2014, the Company and the landlord agreed to the surrender of a portion of the Jupiter, Florida leased premises and also extended the term of the lease to July 31, 2014. The amended lease provides for a base rent of $962 per month.

On February 11, 2014, the Company executed a Facility Use Agreement with a stem cell treatment company (“SCTC”) which permits the Company to utilize the SCTC’s laboratory facility and one office for research associated with its culturing and medical device license. Payment terms are $3,750 through March 31, 2014 and $100 per day for usage beyond that date.

Rent expense amounted to approximately $11,000 and $36,000 during the three months ended March 31, 2014, and 2013, respectively. Rent expense for the period from December 30, 2008 (inception) to March 31, 2014 was approximately $344,000. Rent expense is reflected in general and administrative expenses in the condensed consolidated statements of operations.

Consulting Agreements

On February 20, 2014, the Company executed a two-year consulting agreement with the Physiatrist-In-Chief Emeritus for the Hospital for Special Surgery in New York City to become the Company’s Chief Medical Advisor for Spine Medicine whereby he would oversee the clinical aspects of the brtxDISC™ Program. The agreement may be terminated earlier or extended, as provided for in the agreement. Payments are scheduled to be $10,000 per month, escalating to $20,000 per month upon the FDA approval of the Company’s Investigational New Drug or Investigational Device Exemption application with respect to its brtxDISC™ Program. In addition, the Company granted the consultant a five-year option to purchase 300,000 shares of common stock at an exercise price of $0.65 per share, pursuant to the Plan. The option vests ratably over three years on the grant date anniversaries and the grant date value of $67,830 will be recognized proportionate to the vesting period.

On March 12, 2014, as additional compensation for consulting services, the Company granted to a consultant an immediately vested, five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.53 per share. In addition, warrants to purchase an aggregate of 280,000 shares of common stock had their exercise prices reduced to $0.53 per share from $1.50 per share and such warrants, as well as a warrant to purchase 20,000 shares of common stock, had their term extended to March 12, 2019. The grant date value of the issued warrant of $23,360 along with the incremental value related to the modification of the outstanding warrants of $30,366 has been recognized during the three months ended March 31, 2014 as stock-based compensation expense, which is reflected as consulting expense in the condensed consolidated statements of operations.

11 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Commitments and Contingencies – Continued

Consulting Agreements – Continued

On March 14, 2014, the Company executed an agreement, which will continue until terminated by either party, appointing a new Scientific Advisory Board member. Pursuant to the agreement, the Company immediately granted the new Advisor a five-year option to purchase 25,000 shares of common stock at an exercise price of $0.50 per share, pursuant to the Plan. The shares vest as follows: (i) 12,500 shares immediately and (ii) 12,500 shares on the first anniversary of the grant date. In addition, on each annual anniversary date of the agreement, the Advisor is entitled to a new five-year option to purchase 5,000 shares of the Company’s common stock at an exercise price equal to the then fair market value of the common stock. The option grant date value of $5,860 will be recognized proportionate to the vesting period.

During the three months ended March 31, 2014, the Company issued an aggregate of 21,691 shares of common stock valued at $14,071 to consultants pursuant to consulting agreements.

Claims

In November 2013, an action was commenced in the Circuit Court of Palm Beach County, Florida by an alleged former consultant against the Company. The action is associated with an alleged loan made in 2009 and an alleged consulting/employment agreement entered into with the Company effective in 2009. Pursuant to the action, the plaintiff is seeking to recover an unspecified amount of damages but at least approximately $193,000 of cash and warrants for the purchase of 80,000 shares of the Company’s common stock. During March 2014, the Company filed its answer to the complaint wherein it denied the allegations and entered thirteen affirmative defenses. Procedural hearings are scheduled to commence in July 2014. The Company has not accrued for a loss associated with this matter as it believes that the claims are without merit and it intends to vigorously defend this matter.

The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Note 7 – Stockholders’ Deficiency

2010 Equity Participation Plan

On February 18, 2014, the Board of Directors of the Company approved an increase in the number of shares of common stock authorized to be issued pursuant to the Plan from 6,000,000 to 12,000,000.

Common Stock Issuances

During the three months ended March 31, 2014, the Company issued an aggregate of 1,368,651 shares of common stock at prices ranging from $0.35 to $0.45 per unit to investors for aggregate gross proceeds of $545,000. In connection with the purchases, the Company issued warrants to purchase an aggregate of 329,861 shares of common stock at an exercise price of $0.75 per share. The warrants have terms ranging from two to five years.

See Note 5 – Notes Payable for details associated with common stock issued in conjunction with the exchange of notes payable.

12 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency - Continued

Warrant and Option Valuation

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at an annual rate of 0% for options granted during the three months ended March 31, 2014. The expected term used for warrants and options issued to non-employees is the contractual life and the expected term used for options issued to employees is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. Since the Company’s stock has not been publicly traded for a sufficiently long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Warrant Exercise and Reload Program

On November 27, 2013, the Company initiated a limited time program (the “Warrant Exercise and Reload Program”) which, at the election of any warrant holder, would permit them to immediately exercise their outstanding exercisable warrants at an exercise price of $0.30 per share. In connection with the exercise of the warrant, in addition to having received the number of shares pursuant to such exercise, each holder would receive a new warrant for the same number of shares purchased with an exercise price of $0.75 per share and an expiration date of December 31, 2015. The terms of the newly issued warrant permit the Company to redeem 100% of the shares underlying the new warrant for a total of $1.00 if the common stock of the Company trades above $1.25 for five consecutive trading days. Under the Warrant Exercise and Reload Program, warrants to purchase an aggregate of 266,667 shares of common stock were exercised during the three months ended March 31, 2014 for aggregate gross proceeds of $80,000. The Company recognized a $30,128 warrant modification charge during the three months ended March 31, 2014, which represents the incremental value of the modified warrant and new warrant combined, as compared to the original warrant value, all valued as of the respective modification dates.

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

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following weighted average assumptions:

	For The Three Months Ended
	March 31,
	2014	2013
Risk free interest rate	1.46%	0.79%
Expected term (years)	4.37	4.98
Expected volatility	121%	135%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the warrants granted during the three months ended March 31, 2014 and 2013 was $0.22 and $0.61 per share, respectively.

13 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Warrants – Continued

The Company recorded stock–based compensation expense of $53,726 and $24,200 during the three months ended March 31, 2014 and 2013, respectively, and $627,757 during the period from December 30, 2008 (inception) to March 31, 2014, related to stock warrants issued as compensation, which is reflected as consulting expense in the condensed consolidated statements of operations. As of March 31, 2014, there was no unrecognized stock-based compensation expense related to stock warrants.

A summary of the stock warrant activity during the three months ended March 31, 2014 is presented below:

				Weighted
		Weighted		Average
		Average		Remaining
	Number of	Exercise		Life	Intrinsic
	Warrants	Price		In Years	Value
Outstanding, December 31, 2013	4,795,890	$1.39
Granted	796,528	0.72
Exercised	(266,667)	0.30	[1]
Forfeited	-	-
Outstanding, March 31, 2014	5,325,751	$1.24		3.0	$-

Exercisable, March 31, 2014	4,625,751	$1.20		2.8	$-

14 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Warrants – Continued

The following table presents information related to stock warrants at March 31, 2014:

Warrants Outstanding			Warrants Exercisable
			Weighted
			Average	Exercisable
Exercise		Number of	Remaining Life	Number of
Price		Warrants	In Years	Warrants

$0.50		40,000	0.3	40,000
0.53		100,000	1.8	100,000
0.75		2,382,557	2.3	2,382,557
0.94		50,000	4.7	50,000
1.00		90,000	3.7	90,000
1.50		1,502,800	3.2	1,502,800
1.75		70,000	3.8	70,000
2.00		123,530	4.6	123,530
2.50		60,000	3.2	60,000
3.00		36,864	4.1	36,864
$4.00		170,000	3.8	170,000
Variable	[2]	700,000	-	-
		5,325,751	2.8	4,625,751

[1]	Warrants to purchase an aggregate of 266,667 shares of common stock had their exercise prices reduced to $0.30 per share pursuant to the Warrant Exercise and Reload Program. The warrants previously had exercise prices that ranged from $1.50 to $4.00 per share. See Note 7 – Stockholders’ Deficiency – Warrant Exercise and Reload Program.

[2]	Warrants to purchase 700,000 shares of common stock have an exercise price which is the greater of $1.50 per share or the fair market value of the common stock on the date certain performance criteria are met. Exercisability of warrants is subject to satisfaction of certain performance criteria which did not occur during the quarter ended March 31, 2014.

Stock Options

See Note 6 – Commitments and Contingencies for details associated with the issuance of options in connection with consulting agreements.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	For the Three Months Ended
	March 31,
	2014	2013
Risk free interest rate	1.50%	1.87%
Expected term (years)	5.43	10.00
Expected volatility	121%	135%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the options granted during the three months ended March 31, 2014 and 2013 was $0.23 and $0.77 per share, respectively.

15 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options – Continued

Between February 18, 2014 and March 12, 2014, the Company granted ten-year options to employees and directors to purchase an aggregate of 2,415,000 shares of common stock at exercise prices ranging from $0.53 to $0.65 per share, pursuant to the Plan. The shares vest as follows: (i) 831,669 shares immediately and (ii) 1,589,331 shares ratably over two years on the grant date anniversaries. The aggregate grant date value of $566,483 will be recognized proportionate to the vesting period.

The following table presents information related to stock option expense:

			Period From			Weighted
			December 30,			Average
	For The Three Months Ended		2008 (Inception)	Unrecognized		Amortization
	March 31,		to March 31,	at March 31,		Period
	2014	2013	2014	2014		(Years)

Consulting	$100,613	$45,125	$912,599	$172,444		1.7
Research and
development	121,390	83,732	583,284	127,533	[1]	1.6
General and
administrative	83,699	53,750	1,228,483	181,993		2.3

	$305,702	$182,607	$2,724,366	$481,970		1.8

[1]	Contains $11,867 of unrecognized expense that is subject to non-employee mark-to-market adjustments.

A summary of the stock option activity during the three months ended March 31, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2013	5,043,000	$1.03
Granted	2,740,000	0.65
Exercised	-	-
Forfeited	-	-
Outstanding, March 31, 2014	7,783,000	$0.90	8.4	$-

Exercisable, March 31, 2014	5,147,167	$0.89	6.7	$-

16 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options – Continued

The following table presents information related to stock options at March 31, 2014:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.50	345,000	5.6	332,500
0.53	40,000	9.9	40,000
0.60	980,000	9.5	490,000
0.65	2,675,000	5.7	791,667
1.00	135,000	8.3	85,000
1.05	2,280,000	7.9	2,280,000
1.10	5,000	3.2	5,000
1.20	10,000	2.2	10,000
1.25	43,000	2.6	43,000
1.40	350,000	5.6	150,000
$1.50	920,000	8.7	920,000
	7,783,000	6.7	5,147,167

Common Stock Awards

The following table presents information related to common stock award expense:

			Period From
			December 30,
	For The Three Months		2008 (Inception)	Unrecognized
	March 31,		to March 31,	at March 31,
	2014	2013	2014	2014

Consulting	$10,000	$48,000	$1,809,746	$-
Research and development	4,071	723	30,775	-
General and administrative	-	-	123,900	-

	$14,071	$48,723	$1,964,421	$-

17 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Common Stock Awards – Continued

A summary of common stock award activity for the three months ended March 31, 2014 is presented below:

Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value

Non-vested, December 31, 2013	-	$-	$-
Granted	21,691	0.65	14,071
Vested	(21,691)	0.65	(14,071)
Forfeited	-	-	-
Non-vested, March 31, 2014	-	$-	$-

Note 8 – Subsequent Events

Business Advisory Services

On April 21, 2014, the Company entered into a three-month agreement with a consultant to provide business advisory services pursuant to which the consultant was issued an aggregate of 250,000 shares of common stock.

Research Agreement

On May 9, 2014, the Company entered into an amendment to its Research Agreement, dated June 15, 2012, with the University of Utah (the “University”) (the “Utah Agreement”). Pursuant to the amendment, the parties agreed that (i) no fees are payable by the Company to the University pursuant to the Utah Agreement for the five month period ending May 15, 2014, (ii) effective with the payment due on June 15, 2014, the monthly fee payable by the Company to the University pursuant to the Utah Agreement will be reduced from $41,667 to $20,000 and (iii) the scope of the work to be performed by the University pursuant to the Utah Agreement will be reduced. The Utah Agreement is scheduled to expire on June 14, 2015. Concurrently with the execution of the amendment, the Company paid $323,336 to the University, representing the balance of all fees payable by the Company to date pursuant to the Utah Agreement.

Notes Payable

On April 1, 2014, the maturity dates of certain notes payable with aggregate principal balance of $652,500 and interest rates ranging from 8% to 15% were extended to various dates between October 1, 2014 and April 1, 2015. In connection with the extensions, (a) aggregate accrued interest of $73,058 was converted into the principal amount, (b) immediately vested, five-year warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.75 per share were issued to the lenders, (c) previously outstanding warrants to purchase an aggregate of 90,000 shares of common stock had their exercise prices reduced to $0.75 per share from exercise prices ranging from $1.75 to $2.50 per share and (d) in the event a certain note is not paid in full on or before maturity, the Company will issue to the lender a five-year warrant to purchase 50,000 shares of common stock at an exercise price equal to 175% of the then fair market value of the Company’s common stock.

On April 14, 2014, the Company repaid a certain note payable with a principal balance of $25,000 and accrued interest of $5,801.

On April 21, 2014, a convertible note payable with a maturity of April 21, 2014 in the principal amount of $25,000 along with accrued deferred interest in the amount of $1,500 was converted into 119,262 shares of the Company’s common stock at a price of $0.22 per share.

18 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Subsequent Events – Continued

Notes Payable – Continued

On May 2, 2014, the Company issued a lender a six-month convertible note payable in the principal amount of $30,000 which bears interest at a rate of 12% per annum payable at maturity. The note is convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to maturity and ending on the day immediately prior to maturity at the greater of (a) 60% of the fair value of the Company’s stock or (b) $0.05 per share.

On May 8, 2014, Cayman issued the Bermuda Lender a one-year note payable in the principal amount of $500,000 which bears interest at 15% per annum payable at maturity. The note also provides for the mandatory prepayment of the principal amount to the extent of any monies received by the Company pursuant to the Research and Development Agreements discussed in Note 3 – Summary of Significant Accounting Policies – Revenue Recognition – Research and Development Agreements. Interest on the entire principal amount of the note is payable until such time as the principal amount is paid in full. As of the filing date of this report, 73% of the face value of the Company’s outstanding notes payable were sourced from the Bermuda Lender and the maturity dates associated with these notes ranges from July 31, 2014 to May 7, 2015.

19 | Page

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of BioRestorative Therapies, Inc. (and including its subsidiaries, "BRT" or the “Company”) as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to BRT. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on April 11, 2014.

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

Since inception, we have incurred substantial losses. As of March 31, 2014, the deficit accumulated during the development stage was $21,482,090, our stockholders’ deficiency was $6,983,092 and our working capital deficiency was $7,789,326. We have not generated significant revenues and our losses have principally been operating expenses incurred in development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

20 | Page

Based upon our working capital deficiency as of March 31, 2014 and our forecast for continued operating losses, we require equity and/or debt financing to continue our operations. Between December 2008 and March 31, 2014, we raised an aggregate of $6,842,417 in net debt financing and $4,821,984 in net equity financing, including proceeds received from the exercise of common stock purchase warrants. As of March 31, 2014, our outstanding debt of $5,605,500, together with interest at stated rates ranging between 8% and 15% per annum, was due on various dates through February 2015. Subsequent to March 31, 2014 and through May 14, 2014, we have received aggregate debt financing of $530,000, we have received research and development fee payments of $250,000, the due date for the repayment of $652,500 of debt has been extended, $25,000 and $5,801 of debt and accrued interest, respectively, has been repaid and $25,000 and $1,500 of debt and accrued interest, respectively, has been exchanged for common stock. Giving effect to the above actions, we currently have notes payable aggregating $251,750 which are either past due or payable on demand. Based upon our working capital deficiency and outstanding debt, we expect to be able to fund our operations through June 2014. We are currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. We are currently considering several different financing alternatives to support our operations thereafter. If we are unable to obtain such additional financing on a timely basis and, notwithstanding any request we may make, our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. See “Liquidity and Capital Resources” below.

Recent Developments

Research and Development Agreements

On March 19, 2014, we entered into a one-year research and development agreement with a Japanese pharmaceutical company. Pursuant to the agreement, we have been engaged to provide research and development services with regard to stem cells. The agreement provides for an initial payment to us of $150,000 (which was received in March 2014) and the payment of up to an additional $100,000, subject to the achievement of specified deliverables.

On March 24, 2014, we entered into a research agreement with a U.S. pharmaceutical company. Pursuant to the agreement, we have been engaged to provide research and development services with regard to brown fat. The agreement provides for an initial payment to us of $250,000 (which was received in April 2014) and the payment of up to an additional $525,000 during the two year term of the agreement.

Medical and Scientific Advisory

On February 20, 2014, we executed a two-year consulting agreement with the Physiatrist-In-Chief Emeritus for the Hospital for Special Surgery in New York City to become our Chief Medical Advisor for Spine Medicine whereby he would assume responsibility for the clinical aspects of the brtxDISC™ Program. The agreement may be terminated earlier or extended, as provided for in the agreement. Payments are scheduled to be $10,000 per month, escalating to $20,000 per month upon the FDA approval of our Investigational New Drug or Investigational Device Exemption application with respect to our brtxDISC™ Program. In addition, we granted a five-year option to purchase 300,000 shares of common stock at an exercise price of $0.65 per share, pursuant to the Plan. The option vests ratably over three years on the grant date anniversaries.

On March 14, 2014, we executed an agreement, which will continue until terminated by either party, appointing a new Scientific Advisory Board member. Pursuant to the agreement, we immediately granted the new Advisor a five-year option to purchase 25,000 shares of common stock at an exercise price of $0.50 per share, pursuant to the Plan. The shares vest as follows: (i) 12,500 shares immediately and (ii) 12,500 shares on the first anniversary of the grant date. In addition, on each annual anniversary date of the agreement, the Advisor is entitled to a new five-year option to purchase 5,000 shares of our common stock at an exercise price equal to the then fair market value of the common stock.

21 | Page

Consolidated Results of Operations

Three Months Ended March 31, 2014 Compared With Three Months Ended March 31, 2013

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013, respectively:

	For The Three Months Ended
	March 31,
	2014	2013

Revenues	$375	$1,130

Cost of goods sold	60	162

Gross Profit	315	968

Operating Expenses:

Marketing and promotion	31,794	29,881
Consulting	267,198	230,116
Research and development	493,741	400,442
General and administrative	636,000	640,110

Total Operating Expenses	1,428,733	1,300,549

Loss From Operations	(1,428,418)	(1,299,581)

Other Income (Expense):

Interest expense	(73,131)	(197,868)
Amortization of debt discount	(98,505)	(61,349)
Loss on extinguishment of notes payable, net	(49,094)	(7,200)
Warrant modification expense	(30,128)	-
Gain on settlement of note and payables, net	9,600	-

Total Other Expense	(241,258)	(266,417)

Net Loss	$(1,669,676)	$(1,565,998)

Gross profit

Revenues consisted of sales of Stem Pearls® skincare products. For the three months ended March 31, 2014, revenues were $375 as compared to $1,130 for the three months ended March 31, 2013.

Cost of goods sold consisted of the costs of the underlying products. For the three months ended March 31, 2014, cost of goods sold was $60 as compared to $162 for the three months ended March 31, 2013.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, and entertainment and travel expenses. For the three months ended March 31, 2014, marketing and promotion expenses increased by $1,913, or 6%, to $31,794 from $29,881 in the comparable 2013 period.

We expect that marketing and promotion expenses will continue to increase in the future as we increase our marketing activities following full commercialization of our products and services.

22 | Page

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended March 31, 2014, consulting expenses increased $37,082, or 16%, to $267,198 from $230,116 in the comparable 2013 period. The increase is primarily due to an approximate $46,000 increase in non-cash stock-based compensation to directors, consultants and advisors.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Chief Executive Officer (in part); (b) our Vice President of Research and Development; and (c) our Scientific Advisory Board members, and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended March 31, 2014, research and development expenses increased by $93,299, or 23%, to $493,741 from $400,442 in the comparable 2013 period. The increase is primarily related to cash and non-cash compensation of our Vice President of Research and Development and our Scientific Advisory Board members of approximately $67,000 and costs of approximately $29,000 related to our brown fat and disc/spine initiatives.

We expect that our research and development expenses will continue to increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of (a) our Chief Executive Officer attributable to research and development and (b) our Vice President of Research and Development) as well as corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the three months ended March 31, 2014, general and administrative expenses decreased by $4,110, or 1%, to $636,000 from $640,110 in the comparable 2013 period.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the three months ended March 31, 2014, interest expense decreased $124,737, or 63%, to $73,131 from $197,868 in the comparable 2013 period. The decrease was due to a reduction in interest-bearing outstanding short-term borrowings as compared to the first quarter of 2013.

Amortization of debt discount

For the three months ended March 31, 2014, amortization of debt discount increased by $37,156, or 61%, to $98,505 from $61,349 in the comparable 2013 period. The increase was primarily due the timing of the recognition of the debt discount expense.

Loss on extinguishment of notes payable, net

For the three months ended March 31, 2014, we recorded a loss on extinguishment of notes payable, net of $49,094, which is associated with investors’ conversion of debt into equity securities, as compared to a loss on extinguishment of notes payable of $7,200 for the three months ended March 31, 2013.

Warrant modification expense

For the three months ended March 31, 2014, we recorded expense of $30,128 related to the modification of outstanding investor warrants.

23 | Page

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	March 31,	December 31,
	2014	2013

Cash	$110,360	$201,098

Working Capital Deficiency	$(7,789,326)	$(7,262,748)

Notes Payable (Gross - Current)	$5,330,500	$5,754,500

Availability of Additional Funds

Based upon our working capital deficiency and stockholders’ deficiency of $7,789,326 and $6,983,092, respectively, as of March 31, 2014 and the relative insignificance of the revenues from inception to March 31, 2014, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Between December 2008 and March 31, 2014, we raised an aggregate of $6,842,417 in net debt financing and $4,821,984 in net equity financing. As of March 31, 2014, our outstanding debt of $5,605,500, together with interest at stated rates ranging between 8% and 15% per annum, was due on various dates through February 2015. Subsequent to March 31, 2014 and through May 14, 2014, we have received aggregate debt financing of $530,000, we have received research and development fee payments of $250,000, the due date for the repayment of $652,500 of debt has been extended, $25,000 and $5,801 of debt and accrued interest, respectively, has been repaid and $25,000 and $1,500 of debt and accrued interest, respectively, has been exchanged for common stock. Giving effect to the above actions, we currently have notes payable aggregating $251,750 which are either past due or payable on demand. As of the date of filing, our outstanding debt was as follows:

Principal
Maturity Date	Amount

Past Due/On Demand	$251,750
QE 6/30/14	81,250
QE 9/30/14	4,325,000
QE 12/31/14	672,685
QE 3/31/15	50,000
QE 6/30/15	783,873

$6,164,558

Based upon our working capital deficiency, outstanding debt and forecast for continued operating losses we expect that the cash we currently have available will fund our operations through June 2014. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes). Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

During the three months ended March 31, 2014, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the three months ended March 31, 2014 and 2013 in the amounts of $806,728 and $771,773, respectively. The net cash used in operating activities for the three months ended March 31, 2014 was primarily due to cash used to fund a net loss of $1,669,676, adjusted for non-cash expenses in the aggregate amount of $568,152, partially offset by $294,796 of net cash provided by changes in the levels of operating assets and liabilities, primarily as a result of extending payments to vendors due to cash constraints during the period. The net cash used in operating activities for the three months ended March 31, 2013 was primarily due to cash used to fund a net loss of $1,565,998, adjusted for non-cash expenses in the aggregate amount of $350,091, partially offset by $443,411 of cash provided by changes in the levels of operating assets and liabilities, primarily as a result of extending payments to vendors, due to cash constraints during the period.

Net Cash Provided by Investing Activities

During the three months ended March 31, 2014, $980 of cash was provided by investing activities due to the proceeds received from the sale of fixed assets. During the three months ended March 31, 2013, no cash was provided by or used in investing activities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2014 and 2013 was $715,010 and $1,270,000, respectively. During the three months ended March 31, 2014, $90,010 of net proceeds were from debt financings and $625,000 of proceeds were from equity financings (including proceeds received in connection with the exercise of common stock purchase warrants). During the three months ended March 31, 2013, $820,000 of proceeds were from equity financings and $450,000 of proceeds were from debt financings.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 11, 2014. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

26 | Page

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not applicable. See, however, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on April 11, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2014, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2012, Quarterly Reports on Form 10-Q for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013, and Current Reports on Form 8-K filed with the Securities and Exchange Commission and press releases made by us), and we were available to answer questions from prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficit.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price	Term (Years)	Purchaser(s)	Consideration (1)
1/7/14-1/13/14	266,667	266,667	$ 0.75	2	(5)	$ 80,000	(2)
1/14/14	22,222	11,111	$ 0.75	2	(5)	$ 10,000
1/23/14	100,000	100,000	$ 0.75	2	(5)	$ 30,000	(3)
1/30/14	2,845	-	$ -	-	(6)	$ 1,821	(4)
1/31/14-2/19/14	18,846	-	$ -	-	(6)	$ 12,250	(4)
2/6/14	123,097	-	$ -	-	(5)	$ 38,160	(3)
2/11/14	71,429	-	$ -	-	(5)	$ 25,000
2/12/14-2/25/14	754,689	-	$ -	-	(5)	$ 188,672	(3)
2/19/14	123,667	-	$ -	-	(5)	$ 37,100	(3)
2/28/14-3/10/14	1,275,000	318,750	$ 0.75	5	(5)	$ 510,000

(1)	The value of the non-cash consideration was estimated to be the fair value of our restricted common stock. Since our shares are thinly traded in the open market, the fair value of our equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares.

(2)	Issued pursuant to the exercise of warrants.

(3)	Issued in connection with the exchange of notes payable.

(4)	Issued in consideration of consulting services.

(5)	Accredited investor.

(6)	Consultant.

27 | Page

Item 3. Defaults Upon Senior Securities.

See “Liquidity and Capital Resources” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 8, 2014, Stem Cell Cayman Ltd, one of our wholly-owned subsidiaries, borrowed $500,000 from Westbury (Bermuda) Ltd., one of our principal shareholders. The promissory note evidencing the loan (the “Note”) provides for the payment of the principal amount, together with interest at the rate of 15% per annum, on May 7, 2015. The Note also provides for the mandatory prepayment of the principal amount to the extent of any monies received by us pursuant to the Research and Development Agreement, dated as of March 19, 2014, between Rohto Pharmaceutical Co., Ltd. and us and/or the Research Agreement, dated as of March 24, 2014, between Pfizer Inc. and us. Interest on the entire principal amount of the Note is payable until such time as the principal amount is paid in full.

Effective May 9, 2014, we entered into an amendment to our Research Agreement, dated June 15, 012, with the University of Utah (the “University”) (the “Utah Agreement”). Pursuant to the amendment, the parties agreed that (i) no fees are payable by us to the University pursuant to the Utah Agreement for the five month period ending May 15, 2014, (ii) effective with the payment due on June 15, 2014, the monthly fee payable by us to the University pursuant to the Utah Agreement will be reduced from $41,667 to $20,000 and (iii) the scope of the work to be performed by the University pursuant to the Utah Agreement will be reduced. The Utah Agreement is scheduled to expire on June 14, 2015. Concurrently with the execution of the amendment, we paid $323,336 to the University, representing the balance of all fees payable by us to date pursuant to the Utah Agreement.

Item 6. Exhibits.

Exhibit	Description
10.1	Research and Development Agreement, dated as of March 19, 2014, between BioRestorative Therapies, Inc. and Rohto Pharmaceutical Co., Ltd *
10.2	Research Agreement, dated as of March 24, 2014 between Pfizer Inc. and BioRestorative Therapies, Inc. *
10.3	Promissory Note, dated May 7, 2014, issued by Stem Cell Cayman Ltd. in the principal amount of $500,000 **
10.4	Amendment No. One, dated as of May 9, 2014, to Research Agreement, dated June 15, 2012, between BioRestorative Therapies, Inc. and the University of Utah **
31.1	Chief Executive Officer Certification **
31.2	Chief Financial Officer Certification **
32	Section 1350 Certification ***
101.INS	XBRL Instance Document ***
101.SCH	XBRL Schema Document ***
101.CAL	XBRL Calculation Linkbase Document ***
101.DEF	XBRL Definition Linkbase Document ***
101.LAB	XBRL Label Linkbase Document ***
101.PRE	XBRL Presentation Linkbase Document ***

*	Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the Securities and Exchange Commission purusant to a request for confidential treatment.
**	Filed herewith
***	Furnished herewith

28 | Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2014	BIORESTORATIVE THERAPIES, INC.

	By:	/s/ Mark Weinreb
Mark Weinreb Chief Executive Officer (Principal Executive and Financial Officer)

29 | Page