Form 10-Q/A
period 2014-03-31
BioRestorative Therapies, Inc.
filed 2014-06-27
CIK 1505497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
------------
FORM 10-Q/A
Amendment No. 1
------------
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-54402
__________
BIORESTORATIVE THERAPIES, INC.
(Exact name of registrant as specified in its charter)
__________

Nevada	91-1835664
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

555 Heritage Drive Jupiter, Florida	33458
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 904-6070
____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer		Accelerated filer	

Non-accelerated filer	 (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes  No ☒

As of May 12, 2014, there were 22,202,276 shares of the issuer’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q/A (this “Amendment No. 1”) is being filed to amend our Quarterly Report on Form 10-Q for the period ended March 31, 2014 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (the “Commission”) on May 14, 2014 (the “Original Filing Date”).  The sole purpose of this Amendment No. 1 is to file a revised Exhibit 10.1 and a revised Exhibit 10.2 to indicate the scope of certain redactions made therein and so that certain previously redacted provisions are disclosed.  These revisions are being made in connection with the submission to the Commission of a confidential treatment request pursuant to Rule 24b-2 promulgated by the Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The revised versions of Exhibit 10.1 and Exhibit 10.2 supersede in their entirety Exhibit 10.1 and Exhibit 10.2 to the Original Filing.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.  As this Amendment No. 1 does not include any financial statements and does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing.  This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

PART II - OTHER INFORMATION

Item 6. Exhibits.

Exhibit	Note	Description
10.1	(1)	Research and Development Agreement, dated as of March 19, 2014, between BioRestorative Therapies, Inc. and Rohto Pharmaceutical Co., Ltd *
10.2	(1)	Research Agreement, dated as of March 24, 2014, between Pfizer Inc. and BioRestorative Therapies, Inc. *
10.3	(2)	Promissory Note, dated May 7, 2014, issued by Stem Cell Cayman Ltd. in the principal amount of $500,000
10.4	(2)	Amendment No. One, dated as of May 9, 2014, to Research Agreement, dated June 15, 2012, between BioRestorative Therapies, Inc. and the University of Utah
31.1	(1)	Chief Executive Officer Certification
31.2	(1)	Chief Financial Officer Certification
32	(3)	Section 1350 Certification
101.INS	(3)	XBRL Instance Document
101.SCH	(3)	XBRL Schema Document
101.CAL	(3)	XBRL Calculation Linkbase Document
101.DEF	(3)	XBRL Definition Linkbase Document
101.LAB	(3)	XBRL Label Linkbase Document
101.PRE	(3)	XBRL Presentation Linkbase Document

*
Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text).  This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(1)		Filed herewith
(2)		Previously filed with the Original Filing.
(3)		Previously furnished with the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 27, 2014	BIORESTORATIVE THERAPIES, INC.

By: /s/ Mark Weinreb Mark Weinreb Chief Executive Officer (Principal Executive and Financial Officer)