Form 10-Q
period 2014-06-30
BioRestorative Therapies, Inc.
filed 2014-08-14
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of August 8, 2014, there were 26,803,355 shares of the issuer’s common stock outstanding.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current Assets:
Cash	$59,163	$201,098
Inventories	17,790	17,965
Prepaid expenses and other current assets	18,091	20,739
Total Current Assets	95,044	239,802
Property and equipment, net	18,347	35,568
Intangible assets, net	1,072,638	1,107,545
Total Assets	$1,186,029	$1,382,915
Liabilities and Stockholders' Deficiency
Current Liabilities:
Accounts payable	$893,423	$1,269,970
Accrued expenses and other current liabilities	1,155,966	1,176,662
Accrued interest	78,230	65,909
Current portion of notes payable, net of debt discount of $47,506 and
$237,381 at June 30, 2014 and December 31, 2013, respectively	5,905,552	4,990,009
Deferred revenues	224,975	-
Total Current Liabilities	8,258,146	7,502,550
Accrued interest, non-current portion	-	41,434
Notes payable, non-current portion, net of debt discount of $0 and
$3,110 at June 30, 2014 and December 31, 2013, respectively	76,669	524,000
Total Liabilities	8,334,815	8,067,984
Commitments and contingencies
Stockholders' Deficiency:
Preferred stock, $0.01 par value;
Authorized, 1,000,000 shares; none issued
and outstanding at June 30, 2014
and December 31, 2013	-	-
Common stock, $0.001 par value;
Authorized, 100,000,000 shares;
Issued 25,573,865 and 19,633,173 shares
at June 30, 2014 and December 31, 2013, respectively;
Outstanding 25,015,244 and 19,074,552 shares
at June 30, 2014 and December 31, 2013, respectively	25,574	19,633
Additional paid-in capital	15,672,869	13,139,712
Accumulated deficit	(22,815,229)	(19,812,414)
Treasury stock, at cost, 558,621 shares
at June 30, 2014 and December 31, 2013	(32,000)	(32,000)
Total Stockholders' Deficiency	(7,148,786)	(6,685,069)
Total Liabilities and Stockholders' Deficiency	$1,186,029	$1,382,915

See Notes to these Condensed Consolidated Financial Statements

1 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$175,941	$425	$176,316	$1,555

Cost of sales	42,366	36	42,426	198
Gross Profit	133,575	389	133,890	1,357
Operating Expenses
Marketing and promotion	15,535	35,711	47,329	65,592
Consulting	557,565	140,389	824,763	370,505
Research and development	293,330	372,916	787,071	773,358
General and administrative	548,632	565,251	1,184,632	1,205,361
Total Operating Expenses	1,415,062	1,114,267	2,843,795	2,414,816
Loss From Operations	(1,281,487)	(1,113,878)	(2,709,905)	(2,413,459)
Other (Expense) Income
Interest expense	(72,390)	(32,035)	(145,521)	(229,903)
Amortization of debt discount	(145,930)	(105,282)	(244,435)	(166,631)
Loss on extinguishment of notes payable, net	-	-	(49,094)	(7,200)
Warrant modification expense	-	-	(30,128)	-
Gain on settlement of payables	166,668	-	176,268	-
Total Other Expense	(51,652)	(137,317)	(292,910)	(403,734)
Net Loss	$(1,333,139)	$(1,251,195)	$(3,002,815)	$(2,817,193)

Net Loss Per Share
- Basic and Diluted	$(0.06)	$(0.08)	$(0.14)	$(0.18)

Weighted Average Number of
Common Shares Outstanding
- Basic and Diluted	22,852,110	16,502,710	21,552,120	15,908,635

See Notes to these Condensed Consolidated Financial Statements

2 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

 Condensed Consolidated Statement of Changes in Stockholders' Deficiency

For the Six Months Ended June 30, 2014

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance - December 31, 2013	19,633,173	$19,633	$13,139,712	$(19,812,414)	(558,621)	$(32,000)	$(6,685,069)
Shares and warrants issued for cash	2,968,651	2,969	942,031	-	-	-	945,000
Shares issued for consulting services	878,458	878	239,520	-	-	-	240,398
Exercise of warrants into common stock	266,667	267	79,733	-	-	-	80,000
Conversion of notes payable and accrued
interest into common stock	725,463	726	166,042	-	-	-	166,768
Shares and warrants issued in exchange of
notes payable and accrued interest	1,101,453	1,101	341,925	-	-	-	343,026
Warrants issued in connection with
notes payable	-	-	15,000	-	-	-	15,000
Warrant modification	-	-	30,128	-	-	-	30,128
Beneficial conversion features associated
with convertible notes payable	-	-	41,384	-	-	-	41,384
Stock-based compensation	-	-	677,394	-	-	-	677,394
Net loss	-	-	-	(3,002,815)	-	-	(3,002,815)
Balance - June 30, 2014	25,573,865	$25,574	$15,672,869	$(22,815,229)	(558,621)	$(32,000)	$(7,148,786)

See Notes to these Condensed Consolidated Financial Statements

3 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Six Months Ended
	June 30,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(3,002,815)	$(2,817,193)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount	244,435	166,631
Depreciation and amortization	50,139	53,105
Loss on sale of property and equipment	1,009	-
Stock-based compensation	917,792	369,868
Loss on extinguishment of note and payables, net	49,094	7,200
Gain on settlement of payables	(176,268)	-
Warrant modification expense	30,128	-
Changes in operating assets and liabilities:
Inventories	175	(1,302)
Prepaid expenses and other current assets	2,648	(33,872)
Accounts payable	(369,047)	231,614
Accrued interest, expenses and other current liabilities	267,810	549,690
Deferred revenues	224,975	-
Total Adjustments	1,242,890	1,342,934
Net Cash Used in Operating Activities	(1,759,925)	(1,474,259)
Cash Flows From Investing Activities
Proceeds from sale of property and equipment	980	-
Net Cash Provided by Investing Activities	980	-
Cash Flows From Financing Activities
Proceeds from notes payable	670,000	563,000
Repayments of notes payable	(53,000)	-
Advances from director and officer	15,015	75,385
Repayment of advances from director and officer	(40,005)	(69,370)
Proceeds from exercise of warrants	80,000	-
Sales of common stock and warrants for cash	945,000	905,000
Net Cash Provided by Financing Activities	1,617,010	1,474,015
Net Decrease In Cash	(141,935)	(244)
Cash - Beginning	201,098	363
Cash - Ending	$59,163	$119

See Notes to these Condensed Consolidated Financial Statements

4 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows -- Continued

(unaudited)

	For The Six Months Ended
	June 30,
	2014	2013
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$43,821	$29,101
Non-cash investing and financing activities:
Shares and warrants issued in connection with
issuance or extension of notes payable	$15,000	$488,325
Shares issued in satisfaction of accrued interest	$-	$213,000
Shares and warrants issued in exchange
for notes payable and accrued interest	$343,026	$247,047
Conversion of notes payable and accrued
interest into common stock	$166,768	$-
Accrued interest reclassified as principal in connection
with note payable reissuance	$73,058	$53,100
Beneficial conversion features set up as debt discount	$41,384	$-

See Notes to these Condensed Consolidated Financial Statements

5 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Business Organization, Nature of Operations, and Basis of Presentation

BioRestorative Therapies, Inc. (and including its subsidiaries, “BRT” or the “Company”) develops medical procedures using cell and tissue protocols, primarily involving adult stem cells designed for patients to undergo minimally invasive cellular-based treatments. BRT’s website is at www.biorestorative.com. BRT’s “brtxDISC™ Program” (Disc Implanted Stem Cells) is designed to offer a non-surgical cellular therapy for the treatment and relief of protruding, bulging and herniated discs. BRT’s “ThermoStem® Program” (Brown Fat Stem Cells) focuses on treatments for metabolic disorders, specifically targeting type 2 diabetes and obesity by using brown fat stem cells. BRT has developed an ingredient derived from human adult stem cells, which can be used by third party companies in the development of their own skin care products. The ingredient was developed pursuant to BRT’s “brtx-C Cosmetic Program”. BRT’s Stem Pearls® brand offers plant stem cell-based cosmetic skincare products that are available for purchase online at www.stempearls.com.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year ending December 31, 2014 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2013 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on April 11, 2014.

Note 2 – Going Concern and Management Plans

As of June 30, 2014, the Company had a working capital deficiency and a stockholders’ deficiency of $8,163,102 and $7,148,786, respectively. During the three and six months ended June 30, 2014, the Company incurred net losses of $1,333,139 and $3,002,815, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Going Concern and Management Plans - Continued

Subsequent to June 30, 2014, the Company has raised an aggregate of $205,000 through equity financing, has received research and development payments of $89,063, has extended the due date for the repayment of $4,000,000 of debt, and $76,669 and $2,992 of debt and accrued interest, respectively, has been converted into common stock. As a result, the Company expects to be able to fund its operations through October 2014. While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital. As of the filing date of this report, the Company has notes payable with an aggregate principal balance of $244,063 which are either past due or payable on demand. The Company is currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. However, there can be no assurance that the Company will be successful in extending or converting these notes. See Note 8 – Subsequent Events for additional details.

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

Concentrations and Credit Risk

As of June, 30 2014, approximately 75% of the face value of the Company’s outstanding notes payable were received from a single entity (the “Bermuda Lender”). See Note 5 – Notes Payable for additional discussion of the Bermuda Lender.

Revenue Recognition

Research and Development Agreements

The Company’s policy is to recognize research and development revenues on a straight-line basis over the term of the agreement, regardless of the payment structure, subject to potential acceleration upon achievement of contractually specified deliverables.

On March 19, 2014, the Company entered into a one-year agreement with a Japanese pharmaceutical company to perform specified research and development activities related to stem cells. The agreement may be terminated earlier or extended, as provided for in the agreement. Payment terms are (1) $150,000 at commencement; (2) $50,000 upon achievement of a specified deliverable; and (3) $50,000 upon achievement of the final specified deliverable. As of June 30, 2014, the initial $150,000 payment had been received and $79,281 was recorded as deferred revenues on the condensed consolidated balance sheet.

7 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies - Continued

Revenue Recognition – Continued

Research and Development Agreements – Continued

On March 24, 2014, the Company entered into a two-year agreement with a U.S. pharmaceutical company to perform specified research and development activities related to brown fat. The agreement may be terminated earlier or extended, as provided for in the agreement. Payment terms are (1) $250,000 at commencement; (2) $356,250 payable in four equal quarterly installments, subject to acceleration upon achieving a specified deliverable; and (3) $168,750 payable in two equal bi-annual installments, subject to acceleration upon achieving a specified deliverable. As of June 30, 2014, the initial $250,000 payment had been received and $145,694 was recorded as deferred revenues on the condensed consolidated balance sheet.

During the three and six months ended June 30, 2014, the Company recognized revenue related to research and development agreements of $175,025. The Company did not recognize any revenue related to research and development agreements during the three and six months ended June 30, 2013.

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

During the three and six months ended June 30, 2014, the Company recognized revenue related to sales of Stem Pearls® skincare products of $916 and $1,291, respectively. During the three and six months ended June 30, 2013, the Company recognized revenue related to sales of Stem Pearls® skincare products of $425 and $1,555, respectively.

Net Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding, plus the impact of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants, plus the conversion of convertible notes.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2014	2013
Options	8,709,000	3,963,000
Warrants	6,325,751	4,370,890
Convertible notes	1,482,093	-
Total potentially dilutive shares	16,516,844	8,333,890

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Since the shares underlying the Company’s 2010 Equity Participation Plan (the “Plan”) were registered on May 27, 2014, the Company estimates the fair value of the awards granted under the Plan based on the market value of its freely tradable common stock as reported by the OTC Bulletin Board. The fair value of the Company’s restricted equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares. Awards granted to directors are treated on the same basis as awards granted to employees.

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

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments (the beneficial conversion feature) based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605 - Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its condensed consolidated financial position and results of operations.

In June 2014, the FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation,” (“ASU 2014-10”). ASU 2014-10 removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, ASU 2014-10 eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company has elected to adopt ASU 2014-10 effective with this Quarterly Report on Form 10-Q and its adoption resulted in the removal of previously required development stage disclosures. The Company’s planned principal operations are to develop technology using cell and tissue regenerative therapy protocols, primarily involving adult stem cells, allowing patients to undergo cellular-based treatments. The Company is currently seeking to establish a new laboratory facility and increase its capabilities for the further development of possible cellular-based treatment protocols, stem cell-related intellectual property and research applications. The Company’s activities are subject to significant risks and uncertainties, which are detailed in Note 2 – Going Concern and Management’s Plans.

9 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies - Continued

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC Topic No. 718, "Compensation - Stock Compensation" as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not anticipate that the adoption of ASU 2014-12 will have a material impact on its condensed consolidated financial statements.

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	June 30,	December 31,
	2014	2013
	(unaudited)
Credit card payable	$4,772	$6,000
Accrued payroll and payroll taxes	757,205	672,535
Other accrued expenses	393,989	495,817
Deferred rent	-	2,310
Total	$1,155,966	$1,176,662

During the six months ended June 30, 2014, the Company received an aggregate of $15,015 in non-interest bearing advances from an officer of the Company and made aggregate repayments to a director and a family member of an officer of $40,005 of advances (plus accrued interest), such that the Company had no remaining liability at June 30, 2014. During the six months ended June 30, 2013, the Company received an aggregate of $75,385 in non-interest bearing advances from a director and an officer of the Company and made aggregate repayments of $69,370 of advances, such that the Company had a liability to the officer of $6,015 at June 30, 2013, which was due on demand.

10 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable

A summary of the notes payable activity during the six months ended June 30, 2014 is presented below:

	Bermuda	Convertible		Other	Debt
	Lender	Notes		Notes	Discount	Total

Outstanding, December 31, 2013	$4,000,000	$281,000		$1,473,500	$(240,491)	$5,514,009
Issuances	500,000	175,000	[1]	-	-	675,000
Exchanges for equity	-	(71,000)		(203,000)	-	(274,000)
Conversions to equity	-	(157,081)		-	-	(157,081)
Repayments	-	-		(53,000)	-	(53,000)
Setup of debt discount	-	-		-	(61,384)	(61,384)
Amortization of debt discount	-	-		-	244,435	244,435
Accretion of interest expense	-	11,250	[2]	73,058 [3]	9,934 [1]	94,242
Outstanding, June 30, 2014	$4,500,000	$239,169	[4]	$1,290,558	$(47,506)	$5,982,221

[1]	On March 10, 2014, a note with a principal amount of $30,000 was issued for cash consideration of $25,000 and bears no interest. The $5,000 difference was recorded as debt discount and will be accreted as interest expense over the term of the note. During the six months ended June 30, 2014, the Company accreted interest expense of $9,934 related to notes issued for cash consideration less than the principal amounts.

[2]	During the six months ended June 30, 2014, pursuant to the terms of certain notes payable with maturity dates ranging from January 8, 2014 to March 18, 2014, the principal balances of the notes were increased from an aggregate of $60,000 to $71,250. The aggregate $11,250 of principal increases was accreted as interest expense.

[3]	On April 1, 2014, in connection with the extension of certain notes payable with maturity dates ranging from August 8, 2013 to December 6, 2013 to new maturity dates ranging from October 1, 2014 to April 1, 2015, an aggregate of $73,058 of accrued interest was added to the principal balance of the notes, increasing the aggregate principal balance from $652,500 to $725,558.

[4]	As of June 30, 2014, a Convertible Note with a principal balance of $26,669 was convertible at the election of the holder.

On May 8, 2014, Cayman issued the Bermuda Lender a one-year note payable in the principal amount of $500,000 which bears interest at 15% per annum payable at maturity. The note also provides for the mandatory prepayment of the principal amount to the extent of any monies received by the Company pursuant to the research and development agreements discussed in Note 3 – Summary of Significant Accounting Policies – Revenue Recognition – Research and Development Agreements. Interest on the entire principal amount of the note is payable until such time as the principal amount is paid in full. See Note 8 – Subsequent Events for details regarding maturity extensions and monies received pursuant to the research and development agreements. As of the filing date of this report, 76% of the face value of the Company’s outstanding notes payable were received from the Bermuda Lender and the maturity dates associated with these notes range from December 31, 2014 to May 7, 2015.

Between January 17, 2014 and May 2, 2014, the Company issued Convertible Notes with an aggregate principal amount of $175,000, in consideration of $170,000 of new proceeds (a Convertible Note with a principal amount of $30,000 bears no interest and was issued for cash consideration of $25,000 and the $5,000 difference was recorded as debt discount and was accreted as interest over the term of the note resulting in a weighted average effective interest rate of 79%). Convertible Notes with an aggregate principal amount of $145,000 bear interest at a rate of 12% per annum payable upon maturity. The Convertible Notes were initially payable 3-12 months from the date of issuance. Of the $175,000 of Convertible Notes, $145,000 is convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to maturity and ending on the day immediately prior to maturity at the greater of (a) 55%-60%, depending on the particular note, of the fair value of the Company’s stock or (b) $0.05 per share. The remaining $30,000 is convertible into shares of the Company’s common stock at the election of the holder any time after September 10, 2014 at the lesser of (a) $0.50 per share or (b) 65% of the fair value of the Company’s common stock, but with a floor of $0.05 per share.

11 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable – Continued

During the six months ended June 30, 2014, the Company and certain lenders agreed to exchange notes payable with an aggregate principal balance of $274,000 and aggregate accrued interest of $19,932 for an aggregate of 1,101,453 shares of common stock and an immediately vested, two-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.75 per share. The stock and warrants had an aggregate issuance date value of $330,436 and $12,590, respectively, and, as a result, the Company recorded a loss on extinguishment of $49,094. The lenders received piggyback registration rights related to the stock and the stock issuable pursuant to the warrants. See Note 8 – Subsequent Events for details regarding additional note exchanges.

During the six months ended June 30, 2014, the Company elected to convert certain convertible notes payable with an aggregate principal balance of $100,000 and aggregate accrued interest of $6,187 into an aggregate of 442,778 shares of common stock at conversion prices ranging from $0.20 to $0.28 per share.

During the six months ended June 30, 2014, the holders of certain convertible notes elected to convert notes with an aggregate principal balance of $57,081 and aggregate accrued interest of $3,500 for an aggregate of 282,685 shares of common stock at conversion prices ranging from $0.20 to $0.22 per share.

During the six months ended June 30, 2014, the Company repaid certain notes payable with an aggregate principal balance of $53,000 and accrued interest of $11,219.

During the six months ended June 30, 2014, the maturity dates of certain notes payable with an aggregate principal balance of $752,500 and interest rates ranging from 8% to 15% per annum were extended from maturity dates ranging from August 8, 2013 to December 31, 2013 to new maturity dates ranging from March 1, 2014 to April 1, 2015. In connection with the extensions, (a) the amount of interest due at maturity for a certain note was increased to $35,000 from $20,000, (b) an aggregate $73,058 of accrued interest was converted into the principal balance of the certain notes, (c) immediately vested, five-year warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.75 per share were issued to the lenders, (d) previously outstanding warrants to purchase an aggregate of 90,000 shares of common stock had their exercise prices reduced to $0.75 per share from exercise prices ranging from $1.75 to $2.50 per share and (e) in the event a certain note is not paid in full on or before maturity, the Company agreed to issue to the lender a five-year warrant to purchase 50,000 shares of common stock at an exercise price equal to 175% of the then fair market value of the Company’s common stock. As of the filing date of this report, one of the extended notes was past due.

During the six months ended June 30, 2014, the contingently adjustable conversion ratios associated with certain notes payable were resolved. The Company estimated the intrinsic value of the embedded conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company recognized the $41,384 intrinsic value related to these beneficial conversion features as debt discount and the entire amount was amortized during the three and six months ended June 30, 2014.

Note 6 – Commitments and Contingencies

Operating Lease

On February 4, 2014, the Company and the landlord agreed to the surrender of a portion of the Jupiter, Florida leased premises and also extended the term of the lease to July 31, 2014. The amended lease provides for a base rent of $962 per month. On July 29, 2014, the Company and the landlord further amended the lease agreement such that, commencing on July 31, 2014, the lease shall automatically renew for successive three calendar month periods; provided, however, that both parties shall have the right to terminate the lease effective at the end of any such renewal term by providing written notice to the other party at least 30 days prior to the expiration of the applicable renewal term.

On February 11, 2014, the Company executed a Facility Use Agreement with a stem cell treatment company (“SCTC”) which permits the Company to utilize the SCTC’s laboratory facility and one office for research associated with its culturing and medical device license. Payment terms are $3,750 through March 31, 2014 and $100 per day for usage beyond that date.

12 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Commitments and Contingencies – Continued

Operating Lease – Continued

Rent expense amounted to approximately $4,000 and $14,000 during the three and six months ended June 30, 2014, respectively, and $16,000 and $52,000 during the three and six months ended June 30, 2013, respectively. Rent expense is reflected in general and administrative expenses in the condensed consolidated statements of operations.

Consulting Agreements

On February 20, 2014, the Company executed a two-year consulting agreement with the Physiatrist-In-Chief Emeritus for the Hospital for Special Surgery in New York City to become the Company’s Chief Medical Advisor for Spine Medicine pursuant to which he oversees the clinical aspects of the brtxDISC™ Program. The agreement may be terminated earlier or extended, as provided for in the agreement. Pursuant to the agreement, the consultant is entitled to receive $10,000 per month, escalating to $20,000 per month upon the FDA approval of the Company’s Investigational New Drug or Investigational Device Exemption application with respect to its brtxDISC™ Program. In addition, the Company granted the consultant a five-year option to purchase 300,000 shares of common stock at an exercise price of $0.65 per share, pursuant to the Plan. The option vests ratably over three years on the grant date anniversaries and the grant date value of $67,830 will be recognized proportionate to the vesting period.

On March 12, 2014, as additional compensation for consulting services, the Company granted to a consultant an immediately vested, five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.53 per share. In addition, warrants to purchase an aggregate of 280,000 shares of common stock had their exercise prices reduced to $0.53 per share from $1.50 per share and such warrants, as well as a warrant to purchase 20,000 shares of common stock, had their term extended to March 12, 2019. The grant date value of the issued warrant of $23,360 along with the incremental value related to the modification of the outstanding warrants of $30,366 was recognized during the six months ended June 30, 2014 as stock-based compensation expense, which is reflected as consulting expense in the condensed consolidated statements of operations.

On March 14, 2014, the Company executed an agreement, which will continue until terminated by either party, appointing a new Scientific Advisory Board member. Pursuant to the agreement, the Company immediately granted the new Advisor a five-year option to purchase 25,000 shares of common stock at an exercise price of $0.50 per share, pursuant to the Plan. The option vests as follows: (i) 12,500 shares immediately and (ii) 12,500 shares on the first anniversary of the grant date. In addition, on each annual anniversary date of the agreement, the Advisor is entitled to a new five-year option to purchase 5,000 shares of the Company’s common stock at an exercise price equal to the then fair market value of the common stock. The option grant date value of $5,860 will be recognized proportionate to the vesting period.

On June 27, 2014, a February 17, 2011 agreement for marketing consulting services that had expired on December 31, 2013 was further amended. Pursuant to the amendment, the agreement was reinstated effective as of April 1, 2014 and will continue in effect until December 31, 2014 (the “New Term”). In consideration of services rendered during the New Term and the cancellation of the Company’s obligation to pay $65,000 to the consultant, the Company issued to a designee of the consultant 500,000 shares of common stock and issued to the consultant an immediately vested five-year warrant to purchase 250,000 shares of common stock at an exercise price of $1.00 per share. The common stock and warrant had grant date values of $110,000 and $37,500, respectively, which were recognized immediately.

On June 27, 2014, a February 17, 2011 agreement for business advisory services that had expired on December 31, 2013 was further amended. Pursuant to the amendment, the agreement was reinstated effective as of April 1, 2014 and will continue in effect until December 31, 2014 (the “New Term”). In consideration of services rendered during the New Term, the Company agreed to pay a cash fee of $16,667 per month and the Company granted an immediately vested five-year warrant to purchase 250,000 shares of common stock at an exercise price of $1.00 per share. The warrant had a grant date value of $37,500 which was recognized immediately.

13 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Commitments and Contingencies – Continued

Consulting Agreements – Continued

On June 27, 2014, an August 16, 2012 agreement for scientific advisory services was further extended to August 16, 2016 such that the consultant will continue to serve as Chairman of the Company’s Scientific Advisory Board, will earn $10,000 per month and will be entitled to specified expense reimbursements. In addition, the Company granted a ten-year option to purchase 300,000 shares of common stock at an exercise price of $0.285 per share, pursuant to the Plan. The option vests as follows: (i) 150,000 shares on August 16, 2015 and (ii) 150,000 shares on August 16, 2016. The option grant date value of $81,000 will be recognized proportionate to the vesting period.

During the six months ended June 30, 2014, the Company issued an aggregate of 378,458 additional shares of common stock valued at $130,398 to consultants pursuant to consulting agreements.

See Note 8 – Subsequent Events for details regarding an additional consulting agreement.

Research Agreement

On May 9, 2014, the Company entered into an amendment to its Research Agreement, dated June 15, 2012, with the University of Utah (the “University”) (the “Utah Agreement”). Pursuant to the amendment, the parties agreed that (i) no fees are payable by the Company to the University pursuant to the Utah Agreement for the first five monthly payments in 2014 ($208,335 of fees in total were cancelled, of which, $104,168 was accrued for as of March 31, 2014), (ii) effective with the payment due on June 15, 2014, the monthly fee payable by the Company to the University pursuant to the Utah Agreement will be reduced from $41,667 to $20,000 and (iii) the scope of the work to be performed by the University pursuant to the Utah Agreement will be reduced. The Utah Agreement is scheduled to expire on June 14, 2015. Concurrently with the execution of the amendment, the Company paid $323,336 to the University, representing the balance of all fees payable by the Company to date pursuant to the Utah Agreement. As a result, the Company recorded a gain on settlement in the amount of $166,668 during the three and six months ended June 30, 2014.

Board of Directors

On June 27, 2014, a director of the Company resigned due to other business commitments. In consideration of director services performed to date, the Company agreed to pay an aggregate of $80,000 (of which, $50,000 was previously earned and accrued for), payable as follows: (i) $30,000 immediately and (ii) the $50,000 balance in six equal monthly installments commencing on July 31, 2014. In addition, all outstanding options held by the director which were not exercisable as of the date of resignation shall become exercisable on the earlier of (i) the date on which such options are scheduled to become exercisable or (ii) December 31, 2014, and all outstanding options shall remain exercisable until their respective expiration dates notwithstanding the director’s resignation. As a result of the modification of the options, the Company recorded incremental stock-based compensation expense of $96,250.

On June 27, 2014, the Company elected two new directors. Concurrently with the election, the Company granted the directors ten-year options to purchase an aggregate of 600,000 shares of common stock at an exercise price of $0.285 per share, pursuant to the Plan. The options vest as follows: (i) an aggregate of 200,000 shares on the date of grant; (ii) an aggregate of 200,000 shares on the first anniversary of the date of grant; and (iii) an aggregate of 200,000 shares on the second anniversary of the date of grant. The options have an aggregate grant date value of $144,000 which will be recognized proportionate to the vesting period.

Claims

In November 2013, an action was commenced in the Circuit Court of Palm Beach County, Florida by an alleged former consultant against the Company. The action is associated with an alleged loan made in 2009 and an alleged consulting/employment agreement entered into with the Company effective in 2009. Pursuant to the action, the plaintiff is seeking to recover an unspecified amount of damages but at least approximately $193,000 of cash and warrants for the purchase of 80,000 shares of the Company’s common stock. During March 2014, the Company filed its answer to the complaint wherein it denied the allegations and entered thirteen affirmative defenses. Procedural hearings commenced in July 2014. The Company has not accrued for a loss associated with this matter as it believes that the claims are without merit and it intends to vigorously defend this matter.

The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

14 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency

2010 Equity Participation Plan

On February 18, 2014, the Board of Directors of the Company approved an increase in the number of shares of common stock authorized to be issued pursuant to the Plan from 6,000,000 to 12,000,000.

Common Stock and Warrant Offerings

During the six months ended June 30, 2014, the Company issued an aggregate of 2,968,651 shares of common stock at prices ranging from $0.25 to $0.45 per unit to investors for aggregate gross proceeds of $945,000. In connection with the purchases, the Company issued warrants to purchase an aggregate of 729,861 shares of common stock with exercise prices ranging from $0.30 to $0.75 per share. The warrants have terms ranging from two to five years.

See Note 5 – Notes Payable for details associated with common stock issued in conjunction with the conversion and exchange of notes payable. See Note 6 – Commitments and Contingencies – Consulting Agreements for details associated with common stock issued pursuant to consulting agreements. See Note 7 – Stockholders’ Deficiency – Warrant Exchange and Reload Program for details associated with common stock issued pursuant to warrant exercises. See Note 8 – Subsequent Events for details regarding additional issuances of common stock and warrants for cash.

Warrant and Option Valuation

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at annual rates ranging from 0% to 5% for options granted during the six months ended June 30, 2014. The expected term used for warrants and options issued to non-employees is the contractual life and the expected term used for options issued to employees is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. Since the Company’s stock has not been publicly traded for a sufficiently long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Warrant Exercise and Reload Program

On November 27, 2013, the Company initiated a limited time program (the “Warrant Exercise and Reload Program”) which, at the election of any warrant holder, would permit them to immediately exercise their outstanding exercisable warrants at an exercise price of $0.30 per share. In connection with the exercise of the warrant, in addition to having received the number of shares pursuant to such exercise, each holder would receive a new warrant for the same number of shares purchased with an exercise price of $0.75 per share and an expiration date of December 31, 2015. The terms of the newly issued warrant permit the Company to redeem the new warrant for a total of $1.00 if the common stock of the Company trades above $1.25 for five consecutive trading days. Under the Warrant Exercise and Reload Program, warrants to purchase an aggregate of 266,667 shares of common stock were exercised during the six months ended June 30, 2014 for aggregate gross proceeds of $80,000. The Company recognized a warrant modification charge of $0 and $30,128 during the three and six months ended June 30, 2014, respectively, which represents the incremental value of the modified warrant and new warrant combined, as compared to the original warrant value, all valued as of the respective modification dates.

Stock Warrants

See Note 5 – Notes Payable for details associated with the issuance of warrants in connection with note issuances and the exchange of notes payable. See Note 6 – Commitments and Contingencies – Consulting Agreements for details associated with the issuance of warrants as compensation. See Note 7 – Stockholders’ Deficiency – Common Stock and Warrant Offerings for details associated with the issuance of warrants in connection with common stock and warrant offerings. See Note 8 – Subsequent Events for details associated with the issuance of warrants as compensation.

15 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Warrants – Continued

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following weighted average assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Risk free interest rate	1.64%	0.93%	1.58%	0.81%
Expected term (years)	5.00	5.00	4.78	4.98
Expected volatility	120%	135%	120%	135%
Expected dividends	0.00%	0.00%	0.00%	0.00%

The weighted average estimated fair value of the warrants granted during the three and six months ended June 30, 2014 was $0.16 and $0.19 per share, respectively. The weighted average estimated fair value of the warrants granted during the three and six months ended June 30, 2013 was $0.36 and $0.63 per share, respectively.

The Company recorded stock–based compensation expense of $113,400 and $167,126 during the three and six months ended June 30, 2014, respectively, and a credit of $3,596 and expense of $20,604 during the three and six months ended June 30, 2013, respectively, related to stock warrants issued as compensation, which is reflected as consulting expense in the condensed consolidated statements of operations. As of June 30, 2014, there was no unrecognized stock-based compensation expense related to stock warrants.

A summary of the stock warrant activity during the six months ended June 30, 2014 is presented below:

				Weighted
		Weighted		Average
		Average		Remaining
	Number of	Exercise		Life	Intrinsic
	Warrants	Price		In Years	Value
Outstanding, December 31, 2013	4,795,890	$1.39
Granted	1,796,528	0.74
Exercised	(266,667)	0.30	[1]
Forfeited	-	-
Outstanding, June 30, 2014	6,325,751	$1.05		3.2	$-

Exercisable, June 30, 2014	5,625,751	$0.99		3.2	$-

16 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Warrants – Continued

The following table presents information related to stock warrants at June 30, 2014:

Warrants Outstanding			Warrants Exercisable
			Weighted
			Average	Exercisable
Exercise		Number of	Remaining Life	Number of
Price		Warrants	In Years	Warrants

$0.30		650,000	4.9	650,000
0.50		40,000	0.1	40,000
0.53		380,000	3.9	380,000
0.75		2,632,557	2.3	2,632,557
0.94		50,000	4.4	50,000
1.00		550,000	4.9	550,000
1.50		862,800	3.0	862,800
1.75		70,000	3.6	70,000
2.00		123,530	4.4	123,530
2.50		60,000	3.0	60,000
3.00		36,864	3.8	36,864
4.00		170,000	3.6	170,000
Variable	[2]	700,000	-	-
		6,325,751	3.2	5,625,751

[1]	Warrants to purchase an aggregate of 266,667 shares of common stock had their exercise prices reduced to $0.30 per share pursuant to the Warrant Exercise and Reload Program. The warrants previously had exercise prices that ranged from $1.50 to $4.00 per share. See Note 7 – Stockholders’ Deficiency – Warrant Exercise and Reload Program.

[2]	Warrants to purchase 700,000 shares of common stock have an exercise price which is the greater of $1.50 per share or the fair market value of the common stock on the date certain performance criteria are met. Exercisability of warrants is subject to satisfaction of certain performance criteria which did not occur during the six months ended June 30, 2014.

Stock Options

See Note 6 – Commitments and Contingencies for details associated with the issuance and modification of options to consultants and directors.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Risk free interest rate	1.93%	1.13%	1.61%	1.81%
Expected term (years)	6.88	5.00	5.81	9.62
Expected volatility	120%	135%	120%	135%
Expected dividends	0.00%	0.00%	0.00%	0.00%

17 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options – Continued

The weighted average estimated fair value of the options granted during the three and six months ended June 30, 2014 was $0.25 and $0.24 per share, respectively. The weighted average estimated fair value of the options granted during the three and six months ended June 30, 2013 was $0.41 and $0.74 per share, respectively.

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

On June 16, 2014, the Company granted a five-year option to a consultant to purchase 60,000 shares of common stock at an exercise price of $0.39 per share, pursuant to the Plan. The shares vest ratably over three months on the grant date anniversaries. The grant date value of $18,600 will be recognized proportionate to the vesting period.

The following table presents information related to stock option expense:

							Weighted
							Average
	For The Three Months Ended		For The Six Months Ended		Unrecognized		Amortization
	June 30,		June 30,		at June 30,		Period
	2014	2013	2014	2013	2014		(Years)

Consulting	$150,962	$19,125	$251,575	$64,250	$166,128	[1]	1.8
Research and
development	32,324	40,127	153,714	123,859	193,573	[2]	1.8
General and
administrative	21,280	52,681	104,979	106,431	151,659		1.6
	$204,566	$111,933	$510,268	$294,540	$511,360		1.8

[1]	Includes $8,363 of unrecognized expense that is subject to non-employee mark-to-market adjustments.
[2]	Includes $152,710 of unrecognized expense that is subject to non-employee mark-to-market adjustments.

A summary of the stock option activity during the six months ended June 30, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2013	5,043,000	$1.03
Granted	3,700,000	0.55
Exercised	-	-
Forfeited	(34,000)	1.31
Outstanding, June 30, 2014	8,709,000	$0.83	8.4	$13,500

Exercisable, June 30, 2014	5,323,167	$0.97	7.4	$3,000

18 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options – Continued

The following table presents information related to stock options at June 30, 2014:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.285	900,000	10.0	200,000
0.390	60,000	-	-
0.500	345,000	5.4	332,500
0.530	40,000	9.7	40,000
0.600	980,000	9.3	490,000
0.650	2,675,000	5.6	791,667
1.000	131,000	8.1	81,000
1.050	2,270,000	7.6	2,270,000
1.100	5,000	2.9	5,000
1.200	10,000	1.9	10,000
1.250	43,000	2.4	43,000
1.400	350,000	5.4	160,000
1.500	900,000	8.4	900,000
	8,709,000	7.4	5,323,167

Common Stock Awards

See Note 8 – Subsequent Events for details associated with the issuance of common stock as consultant compensation.

The following table presents information related to common stock award expense:

	For The Three Months Ended		For The Six Months Ended		Unrecognized
	June 30,		June 30,		at June 30,
	2014	2013	2014	2013	2014

Consulting	$224,500	$6,001	$234,500	$54,001	$-
Research and development	1,827	-	5,898	723	-
General and administrative	-	-	-	-	-
	$226,327	$6,001	$240,398	$54,724	$-

A summary of common stock award activity for the six months ended June 30, 2014 is presented below:

Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value

Non-vested, December 31, 2013	-	$-	$-
Granted	878,458	0.27	240,398
Vested	(878,458)	(0.27)	(240,398)
Forfeited	-	-	-
Non-vested, June 30, 2014	-	$-	$-

19 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 - Subsequent Events

Consulting Agreement

On July 23, 2014, the Company entered into a one-year agreement with a consultant to provide services related to the introduction to potential strategic partners and other alliance candidates with regard to research and development arrangements and other business transactions. In exchange for services provided by the consultant during the term, the Company agreed to issue 30,000 shares of common stock of the Company for each complete month during the term.

Notes Payable

On July 15, 2014, the Company received $89,063 pursuant to the research and development agreements discussed in Note 3 – Summary of Significant Accounting Policies – Revenue Recognition – Research and Development Agreements which triggered the mandatory principal prepayment of $89,063 of the note payable that was issued to the Bermuda Lender on May 8, 2014. As of the filing date of this report, the mandatory prepayment was unpaid.

On or about August 13, 2014, Cayman and the Bermuda Lender agreed to extend the maturity date of certain notes issued by Cayman to the Bermuda Lender in the aggregate principal amount of $4,000,000 from July 31, 2014 to December 31, 2014. In consideration of the extension, the Company issued to the Bermuda Lender 550,000 shares of common stock.

Subsequent to June 30, 2014, the Company and certain lenders agreed to exchange notes payable with an aggregate principal balance of $76,669 and aggregate accrued interest of $2,992 for an aggregate of 489,505 shares of common stock.

Common Stock and Warrant Offerings

Subsequent to June 30, 2014, the Company issued an aggregate of 703,333 shares of common stock at prices ranging from $0.25 to $0.30 per unit to investors for aggregate gross proceeds of $205,000. In connection with the purchases, the Company issued five-year warrants to purchase an aggregate of 175,833 shares of common stock at an exercise price of $0.75 per share.

Stock-Based Compensation

Subsequent to June 30, 2014, the Company issued an aggregate of 45,273 shares of common stock to consultants pursuant to consulting agreements.

Subsequent to June 30, 2014, the Company issued to a consultant an immediately vested five-year warrant to purchase 10,000 shares of the Company’s common stock at an exercise price of $0.75 per share.

20 | Page

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of BioRestorative Therapies, Inc. (and including its subsidiaries, "BRT") as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to BRT. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on April 11, 2014.

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

As of June 30, 2014, our accumulated deficit was $22,815,229, our stockholders’ deficiency was $7,148,786 and our working capital deficiency was $8,163,102. While we have recently begun to generate a modest amount of revenue, our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

21 | Page

Based upon our working capital deficiency as of June 30, 2014 and our forecast for continued operating losses, we require equity and/or debt financing to continue our operations. As of June 30, 2014, our outstanding debt of $6,029,727, together with interest at stated rates ranging between 8% and 15% per annum, was due on various dates through May 2015. Subsequent to June 30, 2014 and through August 14, 2014, we have received aggregate equity financing of $205,000, we have received research and development payments of $89,063, the due date for the repayment of $4,000,000 of debt has been extended, and $76,669 and $2,992 of debt and accrued interest, respectively, has been exchanged for common stock. Giving effect to the above actions, we currently have notes payable aggregating $244,063 which are either past due or payable on demand. Based upon our working capital deficiency and outstanding debt, we expect to be able to fund our operations through October 2014. We are currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. We are currently considering several different financing alternatives to support our operations thereafter. If we are unable to obtain such additional financing on a timely basis and, notwithstanding any request we may make, our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. See “Liquidity and Capital Resources” below.

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

Medical and Scientific Advisory

On February 20, 2014, we executed a two-year consulting agreement with the Physiatrist-In-Chief Emeritus for the Hospital for Special Surgery in New York City to become our Chief Medical Advisor for Spine Medicine pursuant to where he has assumed responsibility for the clinical aspects of the brtxDISC™ Program. The agreement may be terminated earlier or extended, as provided for in the agreement. Pursuant to the agreement, the consultant is entitled to receive $10,000 per month, escalating to $20,000 per month upon the FDA approval of our Investigational New Drug or Investigational Device Exemption application with respect to our brtxDISC™ Program. In addition, we granted a five-year option to purchase 300,000 shares of common stock at an exercise price of $0.65 per share, pursuant to our 2010 Equity Participation Plan (the “Plan”). The option vests ratably over three years on the grant date anniversaries.

On March 14, 2014, we executed an agreement, which will continue until terminated by either party, appointing a new Scientific Advisory Board member. Pursuant to the agreement, we immediately granted the new Advisor a five-year option to purchase 25,000 shares of common stock at an exercise price of $0.50 per share, pursuant to the Plan. The option vests as follows: (i) 12,500 shares immediately and (ii) 12,500 shares on the first anniversary of the grant date. In addition, on each annual anniversary date of the agreement, the Advisor is entitled to a new five-year option to purchase 5,000 shares of our common stock at an exercise price equal to the then fair market value of the common stock.

Board of Directors

On June 27, 2014, Joel San Antonio resigned from our Board of Directors due to other business commitments.

On June 27, 2014, Paul Jude Tonna was elected to our Board of Directors. Mr. Tonna was appointed as a member of the Audit Committee, the Compensation Committee and the Nominating Committee of the Board. Concurrent with his election, Mr. Tonna was granted an option to purchase 300,000 shares of our common stock at an exercise price of $0.285 per share pursuant to the Plan. The option vests to the extent of 100,000 shares on the date of grant, 100,000 shares on the first anniversary of the date of grant and 100,000 shares on the second anniversary of the date of grant and is exercisable for a period of ten years, subject to the provisions of the Plan.

22 | Page

On June 27, 2014, Joseph B. Swiader was elected to our Board of Directors. Mr. Swiader was appointed as a member of the Compensation Committee and the Nominating Committee of the Board. Concurrently with his election, Mr. Swiader was granted an option to purchase 300,000 shares of our common stock at an exercise price of $0.285 per share pursuant to the Plan. The option vests to the extent of 100,000 shares on the date of grant, 100,000 shares on the first anniversary of the date of grant and 100,000 shares on the second anniversary of the date of grant and is exercisable for a period of ten years, subject to the provisions of the Plan.

Consolidated Results of Operations

Three Months Ended June 30, 2014 Compared With Three Months Ended June 30, 2013

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended June 30, 2014 and 2013, respectively:

	For The
	Three Months Ended
	June 30,
	2014	2013

Revenues	$175,941	$425
Cost of sales	42,366	36
Gross Profit	133,575	389
Operating Expenses
Marketing and promotion	15,535	35,711
Consulting	557,565	140,389
Research and development	293,330	372,916
General and administrative	548,632	565,251
Total Operating Expenses	1,415,062	1,114,267
Loss From Operations	(1,281,487)	(1,113,878)
Other (Expense) Income
Interest expense	(72,390)	(32,035)
Amortization of debt discount	(145,930)	(105,282)
Gain on settlement of payables	166,668	-
Total Other Expense	(51,652)	(137,317)
Net Loss	$(1,333,139)	$(1,251,195)

Gross profit

For the three months ended June 30, 2014, we generated $175,025 of revenues through the services provided pursuant to our research and development agreements and $916 of sales of Stem Pearls® skincare products. For the three months ended June 30, 2013, revenues consisted only of $425 of sales of Stem Pearls® skincare products.

Cost of sales

For the three months ended June 30, 2014, cost of sales was $42,366 as compared to $36 for the comparable 2013 period. For the three months ended June 30, 2014, cost of sales consisted primarily of $42,251 of costs related to our research and development agreements. For the three months ended June 30, 2013, cost of sales consisted of the costs of the underlying Stem Pearls® skincare products.

23 | Page

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, and entertainment and travel expenses. For the three months ended June 30, 2014, marketing and promotion expenses decreased by $20,176, or 56%, to $15,535 from $35,711 in the comparable 2013 period.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended June 30, 2014, consulting expenses increased $417,176, or 297%, to $557,565 from $140,389 in the comparable 2013 period. The increase is primarily due to an approximate $468,000 increase in non-cash stock-based compensation to directors, consultants and advisors and an approximate increase of $20,000 in directors fees related to the resignation of one the members of our Board of Directors whereby we agreed to pay the director for the remainder of his 2014 compensation, partially offset by an approximate $72,000 of reduction in cash consulting fees.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Chief Executive Officer (in part); (b) our Vice President of Research and Development; and (c) our Scientific Advisory Board members, and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended June 30, 2014, research and development expenses decreased by $79,586, or 21%, to $293,330 from $372,916 in the comparable 2013 period. The decrease is primarily related to the amendment of our University of Utah Research Agreement resulting in a reduction of expense related to our brown fat and disc/spine initiatives as compared to the prior period of approximately $40,000.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of (a) our Chief Executive Officer attributable to research and development and (b) our Vice President of Research and Development) as well as corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the three months ended June 30, 2014, general and administrative expenses decreased by $16,619, or 3%, to $548,632 from $565,251 in the comparable 2013 period.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the three months ended June 30, 2014, interest expense increased $40,355, or 126%, to $72,390 from $32,035 in the comparable 2013 period. The increase was due to increased interest-bearing outstanding short-term borrowings as compared to the second quarter of 2013.

Amortization of debt discount

For the three months ended June 30, 2014, amortization of debt discount increased by $40,648, or 39%, to $145,930 from $105,282 in the comparable 2013 period. The increase was primarily due to the recognition of expense related to the beneficial conversion features of convertible notes and the timing of the recognition of the debt discount expense.

24 | Page

Gain on settlement of payables

For the three months ended June 30, 2014, we recognized a gain on settlement of payables of $166,668 related to the amendment of our University of Utah Research Agreement regarding our brown fat and disc/spine initiatives whereby a portion of the fees payable to the University of Utah were cancelled.

Six Months Ended June 30, 2014 Compared With Six Months Ended June 30, 2013

The following table presents selected items in our unaudited condensed consolidated statements of operations for the six months ended June 30, 2014 and 2013, respectively:

	For The
	Six Months Ended
	June 30,
	2014	2013

Revenues	$176,316	$1,555
Cost of sales	42,426	198
Gross Profit	133,890	1,357
Operating Expenses
Marketing and promotion	47,329	65,592
Consulting	824,763	370,505
Research and development	787,071	773,358
General and administrative	1,184,632	1,205,361
Total Operating Expenses	2,843,795	2,414,816
Loss From Operations	(2,709,905)	(2,413,459)
Other (Expense) Income
Interest expense	(145,521)	(229,903)
Amortization of debt discount	(244,435)	(166,631)
Loss on extinguishment of notes payable, net	(49,094)	(7,200)
Warrant modification expense	(30,128)	-
Gain on settlement of payables	176,268	-
Total Other Expense	(292,910)	(403,734)
Net Loss	$(3,002,815)	$(2,817,193)

Gross profit

For the six months ended June 30, 2014, we generated $175,025 of revenues through the services provided pursuant to our research and development agreements and $1,291 of sales of Stem Pearls® skincare products. For the six months ended June 30, 2013, revenues consisted only of $1,555 of sales of Stem Pearls® skincare products.

Cost of sales

For the six months ended June 30, 2014, cost of sales was $42,426 as compared to $198 for the comparable 2013 period. For the six months ended June 30, 2014, cost of sales consisted primarily of $42,251 of costs related to our research and development agreements. For the six months ended June 30, 2013, cost of sales consisted of the costs of the underlying Stem Pearls® skincare products.

25 | Page

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, and entertainment and travel expenses. For the six months ended June 30, 2014, marketing and promotion expenses decreased by $18,263, or 28%, to $47,329 from $65,592 in the comparable 2013 period.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the six months ended June 30, 2014, consulting expenses increased $454,258, or 123%, to $824,763 from $370,505 in the comparable 2013 period. The increase is primarily due to an approximate $514,000 increase in non-cash stock-based compensation to directors, consultants and advisors and an approximate increase of $20,000 in directors fees related to the resignation of one the members of our Board of Directors whereby we agreed to pay the director for the remainder of his 2014 compensation, partially offset by an approximate $81,000 of reduction of cash consulting fees.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Chief Executive Officer (in part); (b) our Vice President of Research and Development; and (c) our Scientific Advisory Board members, and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the six months ended June 30, 2014, research and development expenses increased by $13,713, or 2%, to $787,071 from $773,358 in the comparable 2013 period.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of (a) our Chief Executive Officer attributable to research and development and (b) our Vice President of Research and Development) as well as corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the six months ended June 30, 2014, general and administrative expenses decreased by $20,729, or 2%, to $1,184,632 from $1,205,361 in the comparable 2013 period.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the six months ended June 30, 2014, interest expense decreased $84,382, or 37%, to $145,521 from $229,903 in the comparable 2013 period. The decrease was due to reduced interest-bearing outstanding short-term borrowings as compared to the comparable 2013 period.

Amortization of debt discount

For the six months ended June 30, 2014, amortization of debt discount increased by $77,804, or 47%, to $244,435 from $166,631 in the comparable 2013 period. The increase was primarily due to the recognition of expense related to the beneficial conversion features of convertible notes and the timing of the recognition of the debt discount expense.

Loss on extinguishment of notes payable, net

For the six months ended June 30, 2014, we recorded a net loss on extinguishment of notes payable of $49,094, which is associated with investors’ exchange of debt for equity securities, as compared to a net loss on extinguishment of notes payable of $7,200 for the comparable 2013 period.

26 | Page

Warrant modification expense

For the six months ended June 30, 2014, we recorded expense of $30,128 related to the modification of outstanding investor warrants.

Gain on settlement of payables

For the six months ended June 30, 2014, we recognized a gain on settlement of payables of $176,268 primarily related to the amendment of our University of Utah Research Agreement regarding our brown fat and disc/spine initiatives whereby a portion of the fees payable to the University of Utah were cancelled.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	June 30,	December 31,
	2014	2013
	(unaudited)

Cash	$59,163	$201,098
Working Capital Deficiency	$(8,163,102)	$(7,262,748)
Notes Payable (Gross - Current)	$5,953,058	$5,754,500

Availability of Additional Funds

Based upon our working capital deficiency and stockholders’ deficiency of $8,163,102 and $7,148,786, respectively, as of June 30, 2014, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

As of June 30, 2014, our outstanding debt of $6,029,727, together with interest at stated rates ranging between 8% and 15% per annum, was due on various dates through May 2015. Subsequent to June 30, 2014 and through August 14, 2014, we have received aggregate equity financing of $205,000, we have received research and development payments of $89,063, the due date for the repayment of $4,000,000 of debt has been extended, and $76,669 and $2,992 of debt and accrued interest, respectively, has been exchanged for common stock. Giving effect to the above actions, we currently have notes payable aggregating $244,063 which are either past due or payable on demand. As of the date of filing, our outstanding debt was as follows:

Principal
Maturity Date	Amount

Past Due/On Demand	$244,063
QE 9/30/14	285,000
QE 12/31/14	4,672,685
QE 3/31/15	50,000
QE 6/30/15	693,810

$5,945,558

27 | Page

Based upon our working capital deficiency, outstanding debt and forecast for continued operating losses we expect that the cash we currently have available will fund our operations through October 2014. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes). Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

During the six months ended June 30, 2014 and 2013, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the six months ended June 30, 2014 and 2013 in the amounts of $1,759,925 and $1,474,259, respectively. The net cash used in operating activities for the six months ended June 30, 2014 was primarily due to cash used to fund a net loss of $3,002,815, adjusted for net non-cash expenses in the aggregate amount of $1,116,329 partially offset by $126,561 of net cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accrued interest, expenses and other current liabilities and deferred revenues. The net cash used in operating activities for the six months ended June 30, 2013 was primarily due to cash used to fund a net loss of $2,817,193, adjusted for non-cash expenses in the aggregate amount of $596,804 partially offset by $746,130 of net cash provided primarily as a result of increases in accounts payable plus accrued expenses and other current liabilities, due to cash constraints during the period.

Net Cash Provided by Investing Activities

During the six months ended June 30, 2014, $980 of cash was provided by proceeds received from the sale of fixed assets. During the six months ended June 30, 2013, no cash was provided by investing activities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2014 and 2013 was $1,617,010 and $1,474,015, respectively. During the six months ended June 30, 2014, $592,010 of net proceeds were from debt financings and $1,025,000 of proceeds were from equity financings (including proceeds received in connection with the exercise of common stock purchase warrants). During the six months ended June 30, 2013, $905,000 of proceeds were from equity financings and $569,015 of proceeds were from debt financings.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 11, 2014, except as disclosed below. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

28 | Page

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605 - Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. We are currently evaluating the impact of the adoption of ASU 2014-09on our condensed consolidated financial position and results of operations.

In June 2014, the FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation,” (“ASU 2014-10”). ASU 2014-10 removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, ASU 2014-10 eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. We have elected to adopt ASU 2014-10 effective with this Quarterly Report on Form 10-Q and its adoption resulted in the removal of previously required development stage disclosures.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC Topic No. 718, "Compensation - Stock Compensation" as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We do not anticipate that the adoption of ASU 2014-12 will have a material impact on our condensed consolidated financial statements.

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

29 | Page

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

30 | Page

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2014, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2013, Quarterly Report on Form 10-Q for the period ended March 31, 2014, and Current Reports on Form 8-K filed with the Securities and Exchange Commission and press releases made by us), and we were available to answer questions from prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficit.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price	Term (Years)	Purchaser(s)	Consideration (1)
4/21/14	250,000	-	$-	-	(5)	$92,500	(3)
4/21/14-5/13/14	366,947	-	$-	-	(4)	$80,000	(2)
5/14/14-6/19/14	166,644	-	$-	-	(4)	$33,581	(2)
5/22/14-6/30/14	600,000	150,000	$0.75	5	(4)	$150,000
6/3/14	1,000,000	250,000	$0.30	5	(4)	$250,000
6/17/14	191,872	-	$-	-	(4)	$53,187	(2)
6/25/14	6,767	-	$-	-	(5)	$1,827	(3)
6/27/14	600,000	-	$-	-	(5)	$132,000	(3)

(1)	The value of the non-cash consideration was estimated to be the fair value of our restricted common stock. Since our shares are thinly traded in the open market, the fair value of our equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares.

(2)	Issued in connection with the conversion of convertible notes payable.

(3)	Issued in consideration of consulting services.

(4)	Accredited investor.

(5)	Consultant.

31 | Page

Item 3. Defaults Upon Senior Securities.

See “Liquidity and Capital Resources” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On or about August 13, 2014, Stem Cell Cayman, Ltd. (“Cayman”), one of our wholly-owned subsidiaries, and Westbury (Bermuda) Ltd. (“Westbury”), one of our principal shareholders, agreed to extend the maturity date of certain notes issued by Cayman to Westbury in the aggregate principal amount of $4,000,000 from July 31, 2014 to December 31, 2014. In consideration of the extension, we issued to Westbury 550,000 shares of common stock.

Item 6. Exhibits.

Exhibit	Description
10.1	Agreement, dated of June 27, 2014, by and between BioRestorative Therapies, Inc. and Joel San Antonio *
10.2	Stock Option Agreement, dated as of June 27, 2014, between BioRestorative Therapies, Inc. and Paul Jude Tonna *
10.3	Stock Option Agreement, dated as of June 27, 2014, between BioRestorative Therapies, Inc. and Joseph B. Swiader *
31.1	Chief Executive Officer Certification *
31.2	Chief Financial Officer Certification *
32	Section 1350 Certification **
101.INS	XBRL Instance Document **
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **
101.LAB	XBRL Label Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **

*	Filed herewith
**	Furnished herewith

32 | Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2014	BIORESTORATIVE THERAPIES, INC.

By: /s/Mark Weinreb
Mark Weinreb
Chief Executive Officer
(Principal Executive and Financial Officer)

33 | Page