Form 10-Q
period 2014-09-30
BioRestorative Therapies, Inc.
filed 2014-11-13
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of November 11, 2014, there were 31,457,869 shares of the issuer’s common stock outstanding.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets

Current Assets:
Cash	$373,970	$201,098
Inventories	17,385	17,965
Prepaid expenses and other current assets	30,160	20,739

Total Current Assets	421,515	239,802

Property and equipment, net	73,575	35,568
Intangible assets, net	1,055,186	1,107,545
Security deposit	45,900	-

Total Assets	$1,596,176	$1,382,915

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$774,054	$1,269,970
Accrued expenses and other current liabilities	1,220,282	1,176,662
Accrued interest	107,308	65,909
Current portion of notes payable, net of debt discount of $76,518 and $237,381 at September 30, 2014 and December 31, 2013, respectively	5,171,355	4,990,009
Deferred revenues	154,662	-

Total Current Liabilities	7,427,661	7,502,550
Accrued interest, non-current portion	3,955	41,434
Notes payable, non-current portion, net of debt discount of $0 and $3,110 at September 30, 2014 and December 31, 2013, respectively	622,685	524,000

Total Liabilities	8,054,301	8,067,984

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock, $0.01 par value;
Authorized, 1,000,000 shares; none issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value;
Authorized, 100,000,000 shares; Issued 31,577,549 and 19,633,173 shares at September 30, 2014 and December 31, 2013, respectively;
Outstanding 31,018,928 and 19,074,552 shares at September 30, 2014 and December 31, 2013, respectively	31,578	19,633
Additional paid-in capital	17,457,980	13,139,712
Accumulated deficit	(23,915,683)	(19,812,414)
Treasury stock, at cost, 558,621 shares at September 30, 2014 and December 31, 2013	(32,000)	(32,000)

Total Stockholders' Deficiency	(6,458,125)	(6,685,069)

Total Liabilities and Stockholders' Deficiency	$1,596,176	$1,382,915

See Notes to these Condensed Consolidated Financial Statements

1 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$159,930	$125	$336,246	$1,680

Cost of sales	66,115	10	108,541	208

Gross Profit	93,815	115	227,705	1,472

Operating Expenses
Marketing and promotion	41,840	17,391	89,169	82,983
Consulting	154,492	182,899	979,255	553,404
Research and development	290,707	414,918	1,077,778	1,188,276
General and administrative	502,783	513,909	1,687,415	1,719,270

Total Operating Expenses	989,822	1,129,117	3,833,617	3,543,933

Loss From Operations	(896,007)	(1,129,002)	(3,605,912)	(3,542,461)

Other (Expense) Income
Interest expense	(74,780)	(56,036)	(220,301)	(285,939)
Amortization of debt discount	(137,167)	(117,970)	(381,602)	(284,601)
Loss on extinguishment of notes payable, net	-	-	(49,094)	(7,200)
Warrant modification expense	-	-	(30,128)	-
Gain on settlement of notes and payables	7,500	-	183,768	-

Total Other Expense	(204,447)	(174,006)	(497,357)	(577,740)

Net Loss	$(1,100,454)	$(1,303,008)	$(4,103,269)	$(4,120,201)

Net Loss Per Share - Basic and Diluted	$(0.04)	$(0.08)	$(0.18)	$(0.25)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	27,043,758	16,937,376	23,402,779	16,255,317

See Notes to these Condensed Consolidated Financial Statements

2 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders' Deficiency

For the Nine Months Ended September 30, 2014

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance - December 31, 2013	19,633,173	$19,633	$13,139,712	$(19,812,414)	(558,621)	$(32,000)	$(6,685,069)

Shares and warrants issued for cash	6,871,983	6,872	2,098,129	-	-	-	2,105,001

Shares issued for consulting services	956,078	956	258,431	-	-	-	259,387

Shares issued in satisfaction of accrued consulting services	300,000	300	74,700	-	-	-	75,000

Shares and warrant issued to satisfy lease obligation	284,200	284	70,766	-	-	-	71,050

Exercise of warrants into common stock	266,667	267	79,733	-	-	-	80,000

Conversion of notes payable and accrued interest into common stock	1,613,995	1,615	326,331	-	-	-	327,946

Shares and warrants issued in exchange of note payable and accrued interest	1,101,453	1,101	341,925	-	-	-	343,026

Shares and warrants issued in connection with extension of notes payable	550,000	550	135,450	-	-	-	136,000

Warrant modification	-	-	30,128	-	-	-	30,128

Beneficial conversion features related to convertible notes payable	-	-	86,563	-	-	-	86,563

Stock-based compensation	-	-	816,112	-	-	-	816,112

Net loss	-	-	-	(4,103,269)	-	-	(4,103,269)

Balance - September 30, 2014	31,577,549	$31,578	$17,457,980	$(23,915,683)	(558,621)	$(32,000)	$(6,458,125)

See Notes to these Condensed Consolidated Financial Statements

3 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Nine Months Ended
	September 30,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(4,103,269)	$(4,120,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	381,602	284,601
Depreciation and amortization	73,889	79,064
Loss on sale of property and equipment	1,009	-
Stock-based compensation	1,075,499	582,061
Loss on extinguishment of note and payables, net	49,094	7,200
Gain on settlement of notes and payables	(183,768)	-
Warrant modification expense	30,128	-
Changes in operating assets and liabilities:
Inventories	580	(5,481)
Prepaid expenses and other current assets	11,629	(29,273)
Security deposit	(45,900)	-
Accounts payable	(488,416)	384,843
Accrued interest, expenses and other current liabilities	449,668	908,535
Deferred revenues	154,662	-

Total Adjustments	1,509,676	2,211,550

Net Cash Used in Operating Activities	(2,593,593)	(1,908,651)

Cash Flows From Investing Activities
Purchases of property and equipment	(1,526)	-
Proceeds from sale of property and equipment	980	-

Net Cash Used In Investing Activities	(546)	-

Cash Flows From Financing Activities
Proceeds from notes payable	670,000	979,000
Repayments of notes payable	(53,000)	(4,000)
Advances from director and officer	35,539	119,255
Repayment of advances from director and officer	(60,529)	(90,325)
Proceeds from exercise of warrants	80,000	-
Sales of common stock and warrants for cash	2,095,001	905,000

Net Cash Provided by Financing Activities	2,767,011	1,908,930

Net Increase In Cash	172,872	279

Cash - Beginning	201,098	363

Cash - Ending	$373,970	$642

See Notes to these Condensed Consolidated Financial Statements

4 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows — Continued

(unaudited)

	For The Nine Months Ended
	September 30,
	2014	2013
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$76,060	$36,925

Non-cash investing and financing activities:
Shares and warrants issued in connection with issuance or extension of notes payable	$136,000	$548,235
Shares issued in satisfaction of accrued interest	$-	$213,000
Shares and warrants issued in exchange for notes payable and accrued interest	$343,026	$379,554
Shares and warrant issued to satisfy lease obligation and leasehold improvements	$71,050	$-
Conversion of notes payable and accrued interest into common stock	$327,946	$-
Shares issued in satisfaction of accrued consulting services	$75,000	$-
Accrued interest reclassified as principal in connection with note payable reissuance	$73,058	$68,100
Beneficial conversion features set up as debt discount	$86,563	$-

See Notes to these Condensed Consolidated Financial Statements

5 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Business Organization, Nature of Operations, and Basis of Presentation

BioRestorative Therapies, Inc. (and including its subsidiaries, “BRT” or the “Company”) develops medical procedures using cell and tissue protocols, primarily involving adult stem cells designed for patients to undergo minimally invasive cellular-based treatments. BRT’s website is at www.biorestorative.com. BRT’s “brtxDISC™ Program” (Disc Implanted Stem Cells) is designed to offer a non-surgical cellular therapy for the treatment and relief of protruding and bulging lumbar discs. BRT’s “ThermoStem® Program” (Brown Fat Stem Cells) focuses on treatments for metabolic disorders, specifically targeting type 2 diabetes and obesity by using brown fat stem cells. BRT has developed an ingredient derived from human adult stem cells, which can be used by third party companies in the development of their own skin care products. The ingredient was developed pursuant to BRT’s “brtx-C Cosmetic Program”. BRT’s Stem Pearls® brand offers plant stem cell-based cosmetic skincare products that are available for purchase online at www.stempearls.com.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year ending December 31, 2014 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2013 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on April 11, 2014.

Note 2 – Going Concern and Management Plans

As of September 30, 2014, the Company had a working capital deficiency and a stockholders’ deficiency of $7,006,146 and $6,458,125, respectively. During the three and nine months ended September 30, 2014, the Company incurred net losses of $1,100,454 and $4,103,269, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Subsequent to September 30, 2014, (a) the Company has raised an aggregate of $50,000 and $75,000 through equity financing and debt financing, respectively, (b) the Company has received research and development payments of $89,063, (c) the Company has extended the due date for the repayment of $392,685 of debt, (d) $139,063 of debt has been repaid and (e) $30,000 and $1,765 of debt and accrued interest, respectively, has been converted into common stock. As a result, the Company expects to be able to fund its operations through December 2014. While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital. As of the filing date of this report, the Company has notes payable with an aggregate principal balance of $344,063 which are either past due or payable on demand. The Company is currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. However, there can be no assurance that the Company will be successful in extending or converting these notes. See Note 8 – Subsequent Events for additional details.

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

Concentrations and Credit Risk

As of September 30, 2014, approximately 77% of the face value of the Company’s outstanding notes payable were received from a single entity (the “Bermuda Lender”). See Note 5 – Notes Payable for additional discussion of the Bermuda Lender.

Two pharmaceutical clients comprised substantially all of our revenue during the three and nine months ended September 30, 2014. See Revenue Recognition – Research and Development Agreements below.

Revenue Recognition

Research and Development Agreements

The Company’s policy is to recognize research and development revenues on a straight-line basis over the term of the agreement, regardless of the payment structure, subject to potential acceleration upon achievement of contractually specified deliverables.

On March 19, 2014, the Company entered into a one-year agreement with a Japanese pharmaceutical company to perform specified research and development activities related to stem cells. The agreement may be terminated earlier or extended, as provided for in the agreement. Payment terms are (1) $150,000 at commencement; (2) $50,000 upon achievement of a specified deliverable; and (3) $50,000 upon achievement of the final specified deliverable. As of September 30, 2014, the initial $150,000 payment had been received and $16,781 was recorded as deferred revenues on the condensed consolidated balance sheet.

On March 24, 2014, the Company entered into a two-year agreement with a U.S. pharmaceutical company to perform specified research and development activities related to brown fat. The agreement may be terminated earlier or extended, as provided for in the agreement. Payment terms are (1) $250,000 at commencement; (2) $356,250 payable in four equal quarterly installments, subject to acceleration upon achieving a specified deliverable; and (3) $168,750 payable in two equal bi-annual installments, subject to acceleration upon achieving a specified deliverable. As of September 30, 2014, the initial $250,000 payment and the first quarterly payment of $89,063 related to (2) above had been received and $137,881 was recorded as deferred revenues on the condensed consolidated balance sheet. See Note 8 – Subsequent Events for additional payments received subsequent to September 30, 2014.

During the three and nine months ended September 30, 2014, the Company recognized revenue related to research and development agreements of $159,376 and $334,401, respectively. The Company did not recognize any revenue related to research and development agreements during the three and nine months ended September 30, 2013.

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

During the three and nine months ended September 30, 2014, the Company recognized revenue related to sales of Stem Pearls® skincare products of $554 and $1,845, respectively. During the three and nine months ended September 30, 2013, the Company recognized revenue related to sales of Stem Pearls® skincare products of $125 and $1,680, respectively.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2014	2013
Options	8,784,000	4,063,000
Warrants	7,408,683	4,545,890
Convertible notes	424,425	-
Total potentially dilutive shares	16,617,108	8,608,890

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

Convertible Instruments – Continued

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605 - Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its condensed consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation,” (“ASU 2014-10”). ASU 2014-10 removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, ASU 2014-10 eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company elected to adopt ASU 2014-10 effective with the Quarterly Report on Form 10-Q for the period ended June 30, 2014 and its adoption resulted in the removal of previously required development stage disclosures. The Company’s planned principal operations are to develop technology using cell and tissue regenerative therapy protocols, primarily involving adult stem cells, allowing patients to undergo cellular-based treatments. The Company is currently seeking to establish a new laboratory facility and increase its capabilities for the further development of possible cellular-based treatment protocols, stem cell-related intellectual property and research applications. The Company’s activities are subject to significant risks and uncertainties, which are detailed in Note 2 – Going Concern and Management’s Plans.

9 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies – Continued

Recently Issued Accounting Pronouncements - Continued

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

In August 2014, the FASB issued ASU No. 2014-15,”Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. The Company elected to adopt ASU 2014-15 effective with this Quarterly Report on Form 10-Q. Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in Note 2.

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	September 30,	December 31,
	2014	2013
	(unaudited)

Credit card payable	$4,163	$6,000
Accrued payroll and payroll taxes	796,666	672,535
Other accrued expenses	419,453	495,817
Deferred rent	-	2,310
Total	$1,220,282	$1,176,662

During the nine months ended September 30, 2014, the Company received an aggregate of $35,539 in non-interest bearing advances from an officer of the Company and made aggregate repayments to a director, an officer and a family member of an officer of $60,529 of advances (plus accrued interest), including the outstanding balance of $24,990 of advances as of December 31, 2013, such that the Company had no remaining liability at September 30, 2014.

10 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable

A summary of the notes payable activity during the nine months ended September 30, 2014 is presented below:

	Bermuda	Convertible		Other	Debt
	Lender	Notes		Notes	Discount	Total

Outstanding, December 31, 2013	$4,000,000	$281,000		$1,473,500	$(240,491)	$5,514,009
Issuances	500,000	175,000		-	-	675,000 [1]
Exchanges for equity	-	(71,000)		(203,000)	-	(274,000)
Conversions to equity	-	(312,500)		-	-	(312,500)
Repayments	-	-		(53,000)	-	(53,000)
Setup of debt discount	-	-		-	(227,563)	(227,563) [1]
Amortization of debt discount	-	-		-	381,602	381,602
Accretion of interest expense	-	15,000	[2]	73,058 [3]	9,934 [1]	97,992
Settlement of accreted interest	-	(7,500)	[2]	-	-	(7,500)
Outstanding, September 30, 2014	$4,500,000	$80,000	[4]	$1,290,558	$(76,518)	$5,794,040

[1] On March 10, 2014, a note with a principal amount of $30,000 was issued for cash consideration of $25,000 and bears no interest. The $5,000 difference was recorded as debt discount and was accreted as interest expense over the term of the note. During the nine months ended September 30, 2014, the Company accreted interest expense of $9,934 related to notes issued for cash consideration less than the principal amounts.

[2] During the nine months ended September 30, 2014, pursuant to the terms of certain notes payable with maturity dates ranging from January 8, 2014 to June 10, 2014, the aggregate principal balance of the notes was increased from $90,000 to $105,000. The aggregate $15,000 of principal increases was accreted as interest expense. During the nine months ended September 30, 2014, $7,500 of the principal increases were settled during the conversion of a convertible note with a maturity date of January 8, 2014 and an original principal balance of $30,000 into shares of the Company's common stock.

[3] On April 1, 2014, in connection with the extension of certain notes payable with a maturity dates ranging from August 8, 2013 to December 6, 2013, an aggregate $73,058 of accrued interest was added to the principal balance of the notes, increasing the aggregate principal balance from $652,500 to $725,558.

[4] As of September 30, 2014, Convertible Notes with an aggregate principal balance of $80,000 was convertible at the election of the Company.

On May 8, 2014, Cayman issued the Bermuda Lender a one-year note payable in the principal amount of $500,000 which bears interest at 15% per annum payable at maturity. The note also provides for the mandatory prepayment of the principal amount to the extent of any monies received by the Company pursuant to the research and development agreements discussed in Note 3 – Summary of Significant Accounting Policies – Revenue Recognition – Research and Development Agreements. Interest on the entire principal amount of the note is payable until such time as the principal amount is paid in full. On July 15, 2014, the Company received $89,063 pursuant to the research and development agreements which triggered a mandatory principal prepayment of $89,063, which was paid on October 7, 2014. See Note 8 – Subsequent Events for details regarding monies received pursuant to the research and development agreements. On August 13, 2014, Cayman and the Bermuda Lender agreed to extend the maturity date of certain notes issued by Cayman to the Bermuda Lender in the aggregate principal amount of $4,000,000 from July 31, 2014 to December 31, 2014. In consideration of the extension, the Company issued to the Bermuda Lender 550,000 shares of common stock. The $121,000 fair value of the common stock was recorded as debt discount and will be amortized over the remaining term of the notes. As of the filing date of this report, 77% of the face value of the Company’s outstanding notes payable were received from the Bermuda Lender and the maturity dates associated with these notes range from December 31, 2014 to May 7, 2015.

11 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable - Continued

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

During the nine months ended September 30, 2014, the Company and certain lenders agreed to convert Convertible Notes and Other Notes with an aggregate principal balance of $274,000 and aggregate accrued interest of $19,932 for an aggregate of 1,101,453 shares of common stock and an immediately vested, two-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.75 per share. The stock and warrants had an aggregate issuance date value of $330,436 and $12,590, respectively, and, as a result, the Company recorded a loss on extinguishment of $49,094. The lenders received piggyback registration rights related to the stock and the stock issuable pursuant to the warrants.

During the nine months ended September 30, 2014, the Company elected to convert certain Convertible Notes with an aggregate principal balance of $195,000 and aggregate accrued interest of $11,799 into an aggregate of 1,031,962 shares of common stock at conversion prices ranging from $0.14 to $0.28 per share.

During the nine months ended September 30, 2014, the holders of certain convertible notes elected to exchange Convertible Notes with an aggregate principal balance of $117,500 and aggregate accrued interest of $3,647 for an aggregate of 582,033 shares of common stock at conversion prices ranging from $0.19 to $0.22 per share.

During the nine months ended September 30, 2014, the Company repaid certain Other Notes with an aggregate principal balance of $53,000 and accrued interest of $11,219.

During the nine months ended September 30, 2014, the maturity dates of certain Other Notes with an aggregate principal balance of $1,062,500 and interest rates ranging from 8% to 15% per annum were extended from maturity dates ranging from August 8, 2013 to December 31, 2013 to new maturity dates ranging from March 1, 2014 to April 1, 2015. In connection with the extensions, (a) the amount of interest due at maturity for a certain note was increased to $35,000 from $20,000, (b) an aggregate $73,058 of accrued interest was converted into the principal balance of the certain notes, (c) immediately vested, five-year warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.75 per share were issued to the lenders, (d) previously outstanding warrants to purchase an aggregate of 90,000 shares of common stock had their exercise prices reduced to $0.75 per share from exercise prices ranging from $1.75 to $2.50 per share and (e) in the event a certain note is not paid in full on or before maturity, the Company agreed to issue to the lender a five-year warrant to purchase 50,000 shares of common stock at an exercise price equal to 175% of the then fair market value of the Company’s common stock. As of the filing date of this report, one of the extended notes was past due.

During the nine months ended September 30, 2014, the contingently adjustable conversion ratios associated with certain Convertible Notes were resolved. The Company estimated the intrinsic value of the embedded conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the Convertible Note. During the three and nine months ended September 30, 2014, the Company recognized $45,179 and $86,563, respectively, of intrinsic value related to these beneficial conversion features as debt discount which was immediately amortized.

During the three and nine months ended September 30, 2014, the Company recognized amortization of debt discount in the amount of $91,988 and $295,039, respectively, related to the issuance of common stock and warrants in connection with certain notes payable and excluding amounts recognized related to the beneficial conversion features of Convertible Notes.

12 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable - Continued

During the three and nine months ended September 30, 2014, the Company recognized interest expense of $74,780 and $220,301, respectively, related to the Company’s outstanding notes payable.

See Note 8 - Subsequent Events for additional details regarding notes payable.

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

On February 11, 2014, the Company executed a Facility Use Agreement with a stem cell treatment company (“SCTC”) which permits the Company to utilize the SCTC’s laboratory facility and one office for research associated with its culturing and medical device license. Payment terms are $3,750 through March 31, 2014 and $100 per day for usage beyond that date. The Company ceased using the SCTC’s laboratory facility on March 31, 2014.

On August 25, 2014, the Company entered into a lease for 6,800 square feet of space located in Melville, New York (the “Melville Lease”). The Company will be relocating its corporate and laboratory operations from Jupiter, Florida to such location. The Melville Lease provides for a 63 month term (subject to extension at the option of the Company for a period of five years) and an annual base rental during the initial term ranging between $132,600 and $149,260. The lease will commence upon the completion of certain improvements at the facility, which has yet to occur as of September 30, 2014. In connection with the Melville Lease, the Company has paid the landlord a security deposit of $45,900, which is reflected on the condensed consolidated balance sheet as of September 30, 2014. Additionally, in connection with the execution of the Melville Lease, the Company has issued an aggregate of 284,200 shares of its common stock and five-year warrants to purchase an aggregate of 142,100 shares of its common stock at an exercise price of $0.50 per share to the landlord as consideration for: (i) a waiver of the Company’s requirement to contribute $60,000 towards the leasehold improvements of the leased premises and (ii) a waiver of the requirement to pay $11,050 of rent for the fifth month of the lease. During the nine months ended September 30, 2014, the Company has (i) recorded a credit to equity for the $71,050 value of the common stock and warrants, (ii) capitalized $60,000 of leasehold improvements which is included within property and equipment, net on the condensed consolidated balance sheet as of September 30, 2014, and will be amortized over the term of the lease and (iii) recorded prepaid rent of $11,050 within prepaid expenses and other current assets on the condensed consolidated balance sheet as of September 30, 2014, which will be expensed following the fifth month of the lease.

Rent expense amounted to approximately $3,000 and $17,000 during the three and nine months ended September 30, 2014, respectively, and $23,000 and $76,000 during the three and nine months ended September 30, 2013, respectively. Rent expense is reflected in general and administrative expenses in the condensed consolidated statements of operations.

Consulting Agreements

On February 20, 2014, the Company executed a two-year consulting agreement with the Physiatrist-In-Chief Emeritus for the Hospital for Special Surgery in New York City to become the Company’s Chief Medical Advisor for Spine Medicine pursuant to which he oversees the clinical aspects of the brtxDISC™ Program. The agreement may be terminated earlier or extended, as provided for in the agreement. Pursuant to the agreement, the consultant is entitled to receive $10,000 per month, escalating to $20,000 per month upon the FDA approval of the Company’s Investigational New Drug or Investigational Device Exemption application with respect to its brtxDISC™ Program. In addition, the Company granted the consultant a five-year option to purchase 300,000 shares of common stock at an exercise price of $0.65 per share, pursuant to the Plan. The option vests ratably over three years on the grant date anniversaries and the grant date value of $67,830 will be recognized proportionate to the vesting period. See Note 8 – Subsequent Events for details regarding an amendment to the consulting agreement.

13 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Commitments and Contingencies - Continued

Consulting Agreements - Continued

On March 12, 2014, as additional compensation for consulting services, the Company granted to a consultant an immediately vested, five-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.53 per share. In addition, warrants to purchase an aggregate of 280,000 shares of common stock had their exercise prices reduced to $0.53 per share from $1.50 per share and such warrants, as well as a warrant to purchase 20,000 shares of common stock, had their term extended to March 12, 2019. The grant date value of the issued warrant of $23,360 along with the incremental value related to the modification of the outstanding warrants of $30,366 was recognized during the nine months ended September 30, 2014 as stock-based compensation expense, which is reflected as consulting expense in the condensed consolidated statements of operations.

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

On June 27, 2014, a February 17, 2011 agreement for business advisory services that had expired on December 31, 2013 was further amended. Pursuant to the amendment, the agreement was reinstated effective as of April 1, 2014 and will continue in effect until December 31, 2014 (the “New Term”). In consideration of services rendered during the New Term, the Company agreed to pay a cash fee of $16,667 per month and the Company granted an immediately vested five-year warrant to purchase 250,000 shares of common stock at an exercise price of $1.00 per share. The warrant had a grant date value of $37,500 which was recognized immediately. On August 27, 2014, the Company and the consultant entered into an agreement pursuant to which (i) the consultant would waive the Company’s obligation to pay $75,000 of accrued compensation to the consultant and (ii) as consideration the Company would issue to the consultant 300,000 shares of the Company’s common stock. The $75,000 grant date value of the common stock was previously recognized when the services were performed.

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

On July 23, 2014, the Company entered into a one-year agreement with a consultant to provide services related to the introduction to potential strategic partners and other alliance candidates with regard to research and development arrangements and other business transactions. In exchange for services provided by the consultant during the term, the Company agreed to issue 30,000 shares of common stock of the Company for each complete month during the term. During the nine months ended September 30, 2014, the Company has issued to the consultant an aggregate 60,000 shares of common stock and the aggregate grant date value of $13,200 was recognized immediately.

See Note 8 – Subsequent Events for details regarding additional consulting agreements and amendments.

14 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Commitments and Contingencies - Continued

Research Agreement

On May 9, 2014, the Company entered into an amendment to its Research Agreement, dated June 15, 2012, with the University of Utah (the “University”) (the “Utah Agreement”). Pursuant to the amendment, the parties agreed that (i) no fees are payable by the Company to the University pursuant to the Utah Agreement for the first five monthly payments in 2014 ($208,335 of fees in total were cancelled, of which, $104,168 was accrued for as of March 31, 2014), (ii) effective with the payment due on June 15, 2014, the monthly fee payable by the Company to the University pursuant to the Utah Agreement will be reduced from $41,667 to $20,000 and (iii) the scope of the work to be performed by the University pursuant to the Utah Agreement will be reduced. The Utah Agreement is scheduled to expire on June 14, 2015. Concurrently with the execution of the amendment, the Company paid $323,336 to the University, representing the balance of all fees payable by the Company to date pursuant to the Utah Agreement. As a result, the Company recorded an immediate gain on settlement in the amount of $166,668.

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

See Note 8 – Subsequent Events for details of additional option awards.

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

Note 7 – Stockholders’ Deficiency

2010 Equity Participation Plan

On February 18, 2014, the Board of Directors of the Company approved an increase in the number of shares of common stock authorized to be issued pursuant to the Plan from 6,000,000 to 12,000,000. See Note 8 – Subsequent Events for additional developments.

15 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Common Stock and Warrant Offerings

During the nine months ended September 30, 2014, the Company issued an aggregate of 6,871,983 shares of common stock at prices ranging from $0.25 to $0.45 per share to investors for aggregate gross proceeds of $2,105,001, $10,000 of which was received subsequent to September 30, 2014. In connection with the purchases, the Company issued warrants to purchase an aggregate of 1,680,693 shares of common stock with exercise prices ranging from $0.30 to $0.75 per share. The warrants have terms ranging from two to five years.

See Note 5 – Notes Payable for details associated with common stock and warrants issued in conjunction with the conversion and exchange of notes payable. See Note 6 – Commitments and Contingencies for details associated with common stock and warrants issued pursuant to consulting agreements and in connection with operating leases. See Note 7 – Stockholders’ Deficiency – Warrant Exchange and Reload Program for details associated with common stock and warrants issued pursuant to warrant exercises. See Note 8 – Subsequent Events for details regarding additional issuances of common stock and warrants for cash.

Warrant and Option Valuation

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at annual rates ranging from 0% to 5% for options granted during the nine months ended September 30, 2014. The expected term used for warrants and options issued to non-employees is the contractual life and the expected term used for options issued to employees is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. Since the Company’s stock has not been publicly traded for a sufficiently long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Warrant Exercise and Reload Program

On November 27, 2013, the Company initiated a limited time program (the “Warrant Exercise and Reload Program”) which, at the election of any warrant holder, would permit them to immediately exercise their outstanding exercisable warrants at an exercise price of $0.30 per share. In connection with the exercise of the warrant, in addition to having received the number of shares pursuant to such exercise, each holder would receive a new warrant for the same number of shares purchased with an exercise price of $0.75 per share and an expiration date of December 31, 2015. The terms of the newly issued warrant permit the Company to redeem the new warrant for a total of $1.00 if the common stock of the Company trades above $1.25 for five consecutive trading days. Under the Warrant Exercise and Reload Program, warrants to purchase an aggregate of 266,667 shares of common stock were exercised during the nine months ended September 30, 2014 for aggregate gross proceeds of $80,000. The Company recognized a warrant modification charge of $0 and $30,128 during the three and nine months ended September 30, 2014, respectively, which represents the incremental value of the modified warrant and new warrant combined, as compared to the original warrant value, all valued as of the respective modification dates.

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

16 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Warrants - Continued

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following weighted average assumptions:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Risk free interest rate	1.71%	1.57%	1.63%	0.92%
Expected term (years)	5.00	5.00	4.87	4.98
Expected volatility	116%	135%	119%	135%
Expected dividends	0.00%	0.00%	0.00%	0.00%

The weighted average estimated fair value of the warrants granted during the three and nine months ended September 30, 2014 was $0.15 and $0.17 per share, respectively. The weighted average estimated fair value of the warrants granted during the three and nine months ended September 30, 2013 was $0.32 and $0.54 per share, respectively.

During the nine months ended September 30, 2014, the Company granted a consultant an immediately vested five-year warrant to purchase 10,000 shares of common stock at an exercise price of $0.75 per share. The aggregate grant date value of $1,500 was recognized immediately.

The Company recorded stock–based compensation expense of $1,500 and $168,626 during the three and nine months ended September 30, 2014, respectively, and $26,701 and $47,305 during the three and nine months ended September 30, 2013, respectively, related to stock warrants issued as compensation, which is reflected as consulting expense in the condensed consolidated statements of operations. As of September 30, 2014, there was no unrecognized stock-based compensation expense related to stock warrants.

A summary of the stock warrant activity during the nine months ended September 30, 2014 is presented below:

				Weighted
		Weighted		Average
		Average		Remaining
	Number of	Exercise		Life	Intrinsic
	Warrants	Price		In Years	Value
Outstanding, December 31, 2013	4,795,890	$1.39
Granted	2,899,460	0.73
Exercised	(266,667)	0.30	[1]
Forfeited	(20,000)	0.50
Outstanding, September 30, 2014	7,408,683	$0.99		3.2	$-

Exercisable, September 30, 2014	6,708,683	$0.93		3.3	$-

17 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Warrants - Continued

The following table presents information related to stock warrants at September 30, 2014:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.30	650,000	4.7	650,000
0.50	162,100	4.8	162,100
0.53	380,000	3.6	380,000
0.75	3,683,389	2.9	3,683,389
0.94	50,000	4.2	50,000
1.00	550,000	4.7	550,000
1.50	862,800	2.7	862,800
1.75	20,000	2.5	20,000
2.00	123,530	4.1	123,530
2.50	20,000	2.8	20,000
3.00	36,864	3.6	36,864
4.00	170,000	3.3	170,000
Variable [2]	700,000	-	-
	7,408,683	3.3	6,708,683

[1]	Warrants to purchase an aggregate of 266,667 shares of common stock had their exercise prices reduced to $0.30 per share pursuant to the Warrant Exercise and Reload Program. The warrants previously had exercise prices that ranged from $1.50 to $4.00 per share.

[2]	Warrants to purchase 700,000 shares of common stock have an exercise price which is the greater of $1.50 per share or the fair market value of the common stock on the date certain performance criteria are met. Exercisability of warrants is subject to satisfaction of certain performance criteria which did not occur during the nine months ended September 30, 2014.

Stock Options

See Note 6 – Commitments and Contingencies for details associated with the issuance and modification of options to consultants and directors.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Risk free interest rate	1.82%	2.48%	1.62%	2.22%
Expected term (years)	5.00	10.00	5.79	9.85
Expected volatility	116%	135%	120%	135%
Expected dividends	0.00%	0.00%	0.00%	0.00%

18 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options – Continued

The weighted average estimated fair value of the options granted during the three and nine months ended September 30, 2014 was $0.27 and $0.24 per share, respectively. The weighted average estimated fair value of the options granted during the three and nine months ended September 30, 2013 was $0.48 and $0.58 per share, respectively.

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

On September 24, 2014, the Company granted a five-year option to a consultant to purchase 75,000 shares of common stock at an exercise price of $0.33 per share, pursuant to the Plan. The shares vest ratably over three months on the grant date anniversaries. The grant date value of $20,100 will be recognized proportionate to the vesting period.

The following table presents information related to stock option expense:

							Weighted
							Average
	For The Three Months Ended		For The Nine Months Ended		Unrecognized at		Amortization
	September 30,		September 30,		September 30,		Period
	2014	2013	2014	2013	2014		(Years)

Consulting	$35,662	$19,125	$287,237	$83,375	$138,034	[1]	1.6
Research and development	80,275	80,640	233,989	204,499	193,329	[2]	1.5
General and administrative	21,280	52,681	126,259	159,112	121,324		1.4

	$137,217	$152,446	$647,485	$446,986	$452,687		1.6

[1]	Contains $ 16,436 of expense that is subject to non-employee mark-to-market adjustments.
[2]	Contains $ 150,737 of expense that is subject to non-employee mark-to-market adjustments.

19 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options – Continued

A summary of the stock option activity during the nine months ended September 30, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2013	5,043,000	$1.03
Granted	3,775,000	0.55
Exercised	-	-
Forfeited	(34,000)	1.31
Outstanding, September 30, 2014	8,784,000	$0.83	8.1	$60,000

Exercisable, September 30, 2014	5,473,167	$0.97	7.8	$13,000

The following table presents information related to stock options at September 30, 2014:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.285	900,000	9.7	200,000
0.330	75,000	-	-
0.390	60,000	0.4	60,000
0.500	345,000	5.1	332,500
0.530	40,000	9.4	40,000
0.600	980,000	9.0	490,000
0.650	2,675,000	9.4	791,667
1.000	131,000	8.2	131,000
1.050	2,270,000	7.4	2,270,000
1.100	5,000	2.7	5,000
1.200	10,000	1.7	10,000
1.250	43,000	2.1	43,000
1.400	350,000	4.8	200,000
1.500	900,000	8.2	900,000
	8,784,000	7.8	5,473,167

20 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Common Stock Awards

See Note 8 – Subsequent Events for details associated with the issuance of common stock as consultant compensation.

The following table presents information related to common stock award expense:

	For The Three Months Ended		For The Nine Months Ended		Unrecognized at
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014

Consulting	$88,200	$18,750	$322,700	$72,751	$-
Research and development	5,790	14,296	11,688	15,019	-

	$93,990	$33,046	$334,388	$87,770	$-

A summary of common stock award activity for the nine months ended September 30, 2014 is presented below:

Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value

Non-vested, December 31, 2013	-	$-	$-
Granted	1,540,278	0.26	405,438
Vested	(1,540,278)	(0.26)	(405,438)
Forfeited	-	-	-
Non-vested, September 30, 2014	-	$-	$-

Note 8 - Subsequent Events

Common Stock and Warrant Offerings

Subsequent to September 30, 2014, the Company issued an aggregate of 166,666 shares of common stock at a price of $0.30 per share to investors for aggregate gross proceeds of $50,000. In connection with the purchases, the Company issued five-year warrants to purchase an aggregate of 41,666 shares of common stock an exercise price of $0.75 per share.

Notes Payable

Subsequent to September 30, 2014, as it relates to one of the Company’s outstanding notes payable with an outstanding principal balance of $442,685 at September 30, 2014, the Company repaid $50,000 and extended the maturity of the remaining principal balance of $392,685 from October 1, 2014 to October 1, 2015. In connection with the extension, (a) previously outstanding warrants to purchase an aggregate of 190,000 shares of common stock with expiration dates ranging from June 6, 2017 to December 6, 2018 had their expiration dates extended to October 1, 2019, (b) the exercise price of a certain warrant to purchase 50,000 shares of common stock was reduced from $0.94 per share to $0.75 per share, and (c) the Company granted the note holder a five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.58 per share.

Subsequent to September 30, 2014, the Company and a certain lender agreed to exchange a note payable with a principal balance of $30,000 and accrued interest of $1,765 for 170,782 shares of common stock.

On November 12, 2014, the Company issued a Convertible Note in the principal amount of $75,000 which bears interest at a rate of 10% per annum payable on maturity. The Convertible Note is payable as follows: (i) $25,000 of principal and the respective accrued interest on such principal is payable six months from the issuance date (the “First Maturity Date”), (ii) $25,000 of principal and the respective accrued interest on such principal is payable two weeks following the First Maturity Date (the “Second Maturity Date”), and (iii) $25,000 of principal and the respective accrued interest on such principal is payable one month following the First Maturity Date (the “Third Maturity Date”). Each $25,000 of principal and the respective accrued interest on such principal is convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to each maturity date and ending on the day immediately prior to each maturity date at the greater of (a) 60% of the fair value of the Company’s stock or (b) $0.05 per share. In the event that the Company elects to effect a conversion, during the five day period following the conversion, the holder shall have the right to convert the then outstanding principal amount of the Convertible Note, together with accrued and unpaid interest thereon, into shares of the Company’s common stock at a conversion price equal to the conversion price in the Company-effected conversion.

21 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 - Subsequent Events – Continued

Research and Development Agreements

Subsequent to September 30, 2014, the Company received the second of four quarterly payments in the amount of $89,063 pursuant to the research and development agreements discussed in Note 3 – Summary of Significant Accounting Policies – Revenue Recognition – Research and Development Agreements. This payment triggered the mandatory principal prepayment of $89,063 of the note payable that was issued to the Bermuda Lender on May 8, 2014. As of the filing date of this report, this mandatory prepayment was unpaid.

Related Party Agreement

Effective October 1, 2014, the Company entered into a three-month agreement with one of its directors for consulting services related to the Company’s brtxDISC™ Program and ThermoStem® Program. Pursuant to the agreement, the director will be entitled to a fee of $10,000 per month and an amount of common stock having a fair market value of $5,000 as of the last day of each month during the term. Subsequent to September 30, 2014, the Company issued 14,286 shares of common stock pursuant to the agreement.

Consulting Agreements

On October 7, 2014, the Company entered into an agreement with a consultant for services regarding the search for a President for the brtxDISC™ Program. The consultant is entitled to an initial retainer fee of $15,000, payable in shares of the Company’s common stock, and a second retainer fee of $10,000 to be paid in cash. A final fee will be invoiced upon a selected candidate’s acceptance of BRT’s offer and commencement of employment equal to 28% of the candidate’s first year base salary less the initial $25,000 retainer fee. Pursuant to the agreement, the Company issued 48,388 shares of common stock related to the initial retainer to the consultant.

On October 8, 2014, the consulting agreement between the Company and its Chief Medical Advisor for Spine Medicine was amended such that the consultant will be entitled to receive $15,000 per month (and eliminated the possible increase to $20,000 per month). In connection with the amendment, the consultant was issued a five-year option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.32 per share. The option vests ratably over three years on the grant date anniversaries.

Employment Agreement

Subsequent to September 30, 2014, the Company and its Chief Executive Officer (“CEO”) approved amendments to the CEO’s employment agreement between the Company and the CEO, dated October 4, 2010, as amended, providing for (a) a reduction of the CEO’s annual salary from $600,000 to $450,000, effective October 1, 2014, and (b) a reduction of the CEO’s annual salary from $450,000 to $400,000, effective January 1, 2015.

2010 Equity Participation Plan

On October 23, 2014, the Compensation Committee of the Board (the “Committee”) approved an increase in the number of shares of common stock authorized to be issued pursuant to the Plan from 12,000,000 to 20,000,000.

Stock-Based Compensation

On October 23, 2014, the Committee granted ten-year options to employees and directors to purchase an aggregate of 5,950,000 shares of common stock at an exercise price of $0.33 per share. The options vest ratably over three years on the grant date anniversaries.

On October 27, 2014, the Committee granted a ten-year option to the Chairman of the Company’s Scientific Advisory Board to purchase 250,000 shares of common stock at an exercise price of $0.34 per share. The option vests ratably over three years on the grant date anniversaries.

In addition to the share issuances described above, subsequent to September 30, 2014, the Company issued an aggregate of 38,819 shares of common stock to consultants for services.

22 | Page

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of BioRestorative Therapies, Inc. (and including its subsidiaries, "BRT") as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to BRT. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on April 11, 2014.

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

Overview

Our goal is to develop technology using cell and tissue regenerative therapy protocols, primarily involving adult stem cells, allowing patients to undergo cellular-based treatments. As more and more cellular therapies become standard of care, we intend to focus on the unity of medical and scientific explanations for future clinical procedures and outcomes and the provision of adult stem cells for future personal medical applications. Among the initiatives that we are currently pursuing is our brtxDISC™ (Disc Implanted Stem Cells) Program. We have obtained a license that permits us to use technology for adult stem cell treatment of disc and spine conditions, including protruding and bulging lumbar discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the legs and feet. Another technology we are developing is our ThermoStem® Program. This pre-clinical program involves the use of brown fat in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies.

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

We are relocating our offices to Melville, New York at which we are establishing a new laboratory facility in order to increase our capabilities for the further development of possible cellular-based treatment protocols, stem cell-related intellectual property and research applications.

As of September 30, 2014, our accumulated deficit was $23,915,683, our stockholders’ deficiency was $6,458,125 and our working capital deficiency was $7,006,146. While we have recently begun to generate a modest amount of revenue, our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

23 | Page

Based upon our working capital deficiency as of September 30, 2014 and our forecast for continued operating losses, we require equity and/or debt financing to continue our operations. As of September 30, 2014, our outstanding debt of $5,870,558, together with interest at stated rates ranging between 8% and 15% per annum, was due on various dates through October 2015. Subsequent to September 30, 2014 and through November 13, 2014, we have received aggregate equity financing and debt financing of $50,000 and $75,000, respectively, we have received research and development payments of $89,063, the due date for the repayment of $392,685 of debt has been extended, $139,063 of debt has been repaid and $30,000 and $1,765 of debt and accrued interest, respectively, has been exchanged for common stock. Giving effect to the above actions, we currently have notes payable aggregating $344,063 which are either past due or payable on demand. Based upon our working capital deficiency and outstanding debt, we expect to be able to fund our operations through December 2014. We are currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. We are currently considering several different financing alternatives to support our operations thereafter. If we are unable to obtain such additional financing on a timely basis and, notwithstanding any request we may make, our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. See “Liquidity and Capital Resources” below.

Recent Developments

Engagement of Compensation Consultant

Pursuant to its Charter, the Compensation Committee has the sole authority to retain and terminate outside compensation consultants, as well as to approve the consultant’s fees and any other terms of the engagement.  In October 2014, the Compensation Committee engaged Radford, an Aon Consulting Company (“Radford”), as its compensation consultant.  Radford advised the Compensation Committee regarding (i) trends in executive compensation; (ii) specific compensation recommendations for executive officers and directors of the Company; (iii) applicable legislative and regulatory developments; and (iv) other matters as requested by the Compensation Committee from time to time.  The Compensation Committee regularly considers Radford’s independence and whether its work raised conflicts of interest under the SEC rules.  Based on information received from Radford and other relevant considerations, the Compensation Committee concluded that Radford is independent and that its work for the Compensation Committee did not raise any conflicts of interest.

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

On March 24, 2014, we entered into a research agreement with a U.S. pharmaceutical company. Pursuant to the agreement, we have been engaged to provide research and development services with regard to brown fat. The agreement provides for an initial payment to us of $250,000 (which was received in April 2014) and the payment of up to an additional $525,000 during the two year term of the agreement of which $178,125 has been received as of the filing date.

On October 10, 2014, we entered into an agreement with a consultant for services regarding pre-investigational New Drug Application (“Pre-IND”) and investigational New Drug (“IND”) regulatory support regarding our brtxDISC™ Program. The consultant is entitled to milestone based payments up to a total cost of $225,600, payable upon the completion of certain tasks. The agreement will continue until May 2015, the estimated date of the final milestone, and will automatically renew for successive one-year periods. We can terminate the agreement at any time by providing thirty days prior written notice.

24 | Page

Medical and Scientific Advisory

On February 20, 2014, we executed a two-year consulting agreement with the Physiatrist-In-Chief Emeritus for the Hospital for Special Surgery in New York City to become our Chief Medical Advisor for Spine Medicine pursuant to which he oversees the clinical aspects of the brtxDISC™ Program. The agreement may be terminated earlier or extended, as provided for in the agreement. Pursuant to the agreement, the consultant was entitled to receive $10,000 per month, escalating to $20,000 per month upon the FDA approval of our Investigational New Drug or Investigational Device Exemption application with respect to our brtxDISC™ Program. In addition, we granted a five-year option to purchase 300,000 shares of common stock at an exercise price of $0.65 per share, pursuant to our 2010 Equity Participation Plan (the “Plan”). The option vests ratably over three years on the grant date anniversaries. On October 8, 2014, we amended the consulting agreement to increase the amount our Chief Medical Advisor for Spine Medicine is entitled to receive from $10,000 per month to $15,000 per month (and eliminated the possible increase to $20,000 per month). In connection with the amendment, we granted our Chief Medical Advisor for Spine Medicine a five-year option to purchase 500,000 shares of common stock at an exercise price of $0.32 per share pursuant to the Plan. The option vests ratably over three years on the grant date anniversaries.

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

Board of Directors

On June 27, 2014, Joel San Antonio resigned from our Board of Directors due to other business commitments. In consideration of director services performed to date, we agreed to pay an aggregate of $80,000 (of which, $50,000 was previously earned and accrued for), payable as follows: (i) $30,000 immediately and (ii) the $50,000 balance in six equal monthly installments commencing on July 31, 2014. In addition, all outstanding options held by Mr. San Antonio which were not exercisable as of the date of resignation shall become exercisable on the earlier of (i) the date on which such options are scheduled to become exercisable or (ii) December 31, 2014, and all outstanding options shall remain exercisable until their respective expiration dates notwithstanding Mr. San Antonio’s resignation.

On June 27, 2014, Paul Jude Tonna was elected to our Board of Directors. Mr. Tonna serves as a member of the Audit Committee, the Compensation Committee and the Nominating Committee of the Board. Concurrent with his election, Mr. Tonna was granted an option to purchase 300,000 shares of our common stock at an exercise price of $0.285 per share pursuant to the Plan. The option vests to the extent of 100,000 shares on the date of grant, 100,000 shares on the first anniversary of the date of grant and 100,000 shares on the second anniversary of the date of grant and is exercisable for a period of ten years, subject to the provisions of the Plan.

On June 27, 2014, Joseph B. Swiader was elected to our Board of Directors. Mr. Swiader serves as a member of the Nominating Committee of the Board. Concurrently with his election, Mr. Swiader was granted an option to purchase 300,000 shares of our common stock at an exercise price of $0.285 per share pursuant to the Plan. The option vests to the extent of 100,000 shares on the date of grant, 100,000 shares on the first anniversary of the date of grant and 100,000 shares on the second anniversary of the date of grant and is exercisable for a period of ten years, subject to the provisions of the Plan.

Operating Lease

On August 25, 2014, we entered into a lease for 6,800 square feet of space located in Melville, New York. We will be relocating our corporate and laboratory operations from Jupiter, Florida to such location. The lease provides for a five year, three month term (subject to extension at our option for a period of five years) and an annual base rental during the initial term ranging between $132,600 and $149,260. The lease will commence upon the completion of certain improvements at the facility, which has yet to occur as of September 30, 2014. In consideration of certain lease concessions made by the landlord valued at $71,050, concurrently with the lease execution, we issued to the principals of the landlord an aggregate of 284,200 shares of our common stock and five year warrants to purchase an aggregate of 142,100 shares of our common stock at an exercise price of $0.50 per share.

25 | Page

Consolidated Results of Operations

Three Months Ended September 30, 2014 Compared With Three Months Ended September 30, 2013

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended September 30, 2014 and 2013, respectively:

	For The Three Months Ended
	September 30,
	2014	2013

Revenues	$159,930	$125

Cost of goods sold	66,115	10

Gross Profit	93,815	115

Operating Expenses
Marketing and promotion	41,840	17,391
Consulting expense	154,492	182,899
Research and development	290,707	414,918
General and administrative	502,783	513,909

Total Operating Expenses	989,822	1,129,117

Loss From Operations	(896,007)	(1,129,002)

Other Income (Expense)
Interest expense	(74,780)	(56,036)
Amortization of debt discount	(137,167)	(117,970)
Loss on extinguishment of notes payable	-	-
Warrant modification expense	-	-
Gain on settlement of note and payables, net	7,500	-

Total Other Expense	(204,447)	(174,006)

Net Loss	$(1,100,454)	$(1,303,008)

Revenues

For the three months ended September 30, 2014, we generated $159,376 of revenues through the services provided pursuant to our research and development agreements and $554 of sales of Stem Pearls® skincare products. For the three months ended September 30, 2013, revenues consisted only of $125 of sales of Stem Pearls® skincare products.

Cost of sales

For the three months ended September 30, 2014, cost of sales was $66,115 as compared to $10 for the comparable 2013 period. For the three months ended September 30, 2014, cost of sales consisted primarily of $66,059 of costs related to our research and development agreements. For the three months ended September 30, 2013, cost of sales consisted of the costs of the underlying Stem Pearls® skincare products.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, and entertainment and travel expenses. For the three months ended September 30, 2014, marketing and promotion expenses increased by $24,449, or 141%, to $41,840 from $17,391 in the comparable 2013 period, due to increased travel costs.

We expect that marketing and promotion expenses will continue to increase in the future as we increase our marketing activities following full commercialization of our products and services.

26 | Page

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended September 30, 2014, consulting expenses decreased $28,407, or 16%, to $154,492 from $182,899 in the comparable 2013 period. The decrease is primarily due to an approximate $19,000 decrease in non-cash stock-based compensation to directors, consultants and advisors and an approximate $19,000 reduction in cash consulting fees all partially offset by an increase of $10,000 in directors fees related to the increase of our Board of Directors by one member.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Chief Executive Officer (in part); (b) our Vice President of Research and Development; and (c) our Scientific Advisory Board members, and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended September 30, 2014, research and development expenses decreased by $124,211, or 30%, to $290,707 from $414,918 in the comparable 2013 period. The decrease is primarily related to the amendment of our University of Utah Research Agreement resulting in a reduction of expense related to our brown fat and disc/spine initiatives as compared to the prior period of approximately $72,000 and the reclassification of a portion of our Vice President of Research and Development’s salary of approximately $51,000 to cost of sales for services related to our research and development agreements.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of (a) our Chief Executive Officer attributable to research and development and (b) our Vice President of Research and Development) as well as corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the three months ended September 30, 2014, general and administrative expenses decreased by $11,126, or 2%, to $502,783 from $513,909 in the comparable 2013 period.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the three months ended September 30, 2014, interest expense increased $18,744, or 33%, to $74,780 from $56,036 in the comparable 2013 period. The increase was due to increased outstanding interest-bearing short-term borrowings as compared to the third quarter of 2013.

Amortization of debt discount

For the three months ended September 30, 2014, amortization of debt discount increased by $19,197, or 16%, to $137,167 from $117,970 in the comparable 2013 period. The increase was primarily due to the recognition of expense related to the beneficial conversion features of convertible notes and the timing of the recognition of the debt discount expense.

Gain on settlement of notes and payables, net

For the three months ended September 30, 2014, we recognized a gain on settlement of notes and payables of $7,500 related to the settlement of a convertible note.

27 | Page

Nine Months Ended September 30, 2014 Compared With Nine Months Ended September 30, 2013

The following table presents selected items in our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2014 and 2013, respectively:

	For The Nine Months Ended
	September 30,
	2014	2013

Revenues	$336,246	$1,680

Cost of sales	108,541	208

Gross Profit	227,705	1,472

Operating Expenses
Marketing and promotion	89,169	82,983
Consulting expense	979,255	553,404
Research and development	1,077,778	1,188,276
General and administrative	1,687,415	1,719,270

Total Operating Expenses	3,833,617	3,543,933

Loss From Operations	(3,605,912)	(3,542,461)

Other Income (Expense)
Interest expense	(220,301)	(285,939)
Amortization of debt discount	(381,602)	(284,601)
Loss on extinguishment of notes payable	(49,094)	(7,200)
Warrant modification expense	(30,128)	-
Gain on settlement of note and payables, net	183,768	-

Total Other Expense	(497,357)	(577,740)

Net Loss	$(4,103,269)	$(4,120,201)

Revenues

For the nine months ended September 30, 2014, we generated $334,401 of revenues through the services provided pursuant to our research and development agreements and $1,845 of sales of Stem Pearls® skincare products. For the nine months ended September 30, 2013, revenues consisted only of $1,680 of sales of Stem Pearls® skincare products.

Cost of sales

For the nine months ended September 30, 2014, cost of sales was $108,541 as compared to $208 for the comparable 2013 period. For the nine months ended September 30, 2014, cost of sales consisted primarily of $108,310 of costs related to our research and development agreements. For the nine months ended September 30, 2013, cost of sales consisted of the costs of the underlying Stem Pearls® skincare products.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, and entertainment and travel expenses. For the nine months ended September 30, 2014, marketing and promotion expenses increased by $6,186, or 7%, to $89,169 from $82,983 in the comparable 2013 period.

We expect that marketing and promotion expenses will continue to increase in the future as we increase our marketing activities following full commercialization of our products and services.

28 | Page

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the nine months ended September 30, 2014, consulting expenses increased $425,851, or 77%, to $979,255 from $553,404 in the comparable 2013 period. The increase is primarily due to an approximate $496,000 increase in non-cash stock-based compensation to directors, consultants and advisors and an approximate increase of $30,000 in directors fees related to the resignation of one the members of our Board of Directors, whereby we agreed to pay the director for the remainder of his 2014 compensation, and the increase of our Board of Directors by one member, partially offset by an approximate $100,000 reduction of cash consulting fees.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Chief Executive Officer (in part); (b) our Vice President of Research and Development; and (c) our Scientific Advisory Board members, and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the nine months ended September 30, 2014, research and development expenses decreased by $110,498, or 9%, to $1,077,778 from $1,188,276 in the comparable 2013 period. The decrease is primarily related to the reclassification of a portion of our Vice President of Research and Development’s salary of approximately $85,000 to cost of sales for services related to our research and development agreements and the amendment of our University of Utah Research Agreement resulting in a reduction of expense related to our brown fat and disc/spine initiatives as compared to the prior period of approximately $63,000, partially offset by an increase in non-cash stock-based compensation to our Vice President of Research and Development of approximately $36,000 and a one-time bonus of $25,000 earned by our Vice President of Research and Development.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of (a) our Chief Executive Officer attributable to research and development and (b) our Vice President of Research and Development) as well as corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the nine months ended September 30, 2014, general and administrative expenses decreased by $31,855, or 2%, to $1,687,415 from $1,719,270, in the comparable 2013 period.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the nine months ended September 30, 2014, interest expense decreased $65,638, or 23%, to $220,301 from $285,939 in the comparable 2013 period. The decrease was due to reduced outstanding interest-bearing short-term borrowings as compared to the comparable 2013 period.

Amortization of debt discount

For the nine months ended September 30, 2014, amortization of debt discount increased by $97,001, or 34%, to $381,602 from $284,601 in the comparable 2013 period. The increase was primarily due to the recognition of expense related to the beneficial conversion features of convertible notes and the timing of the recognition of the debt discount expense.

Loss on extinguishment of notes payable, net

For the nine months ended September 30, 2014, we recorded a net loss on extinguishment of notes payable of $49,094, which is associated with investors’ exchange of debt for equity securities, as compared to a net loss on extinguishment of notes payable of $7,200 for the comparable 2013 period.

Warrant modification expense

For the nine months ended September 30, 2014, we recorded expense of $30,128 related to the modification of outstanding investor warrants.

29 | Page

Gain on settlement of notes and payables

For the nine months ended September 30, 2014, we recognized a gain on settlement of notes and payables of $183,768 related to a $166,668 gain on the amendment of our University of Utah Research Agreement regarding our brown fat and disc/spine initiatives whereby a portion of the fees payable to the University of Utah were cancelled, a $9,600 gain on the settlement of accrued expenses to consultants and a $7,500 gain on the settlement of a convertible note.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	September 30,	December 31,
	2014	2013
	(unaudited)

Cash	$373,970	$201,098

Working Capital Deficiency	$(7,006,146)	$(7,262,748)

Notes Payable (Gross - Current)	$5,247,873	$5,754,500

Availability of Additional Funds

Based upon our working capital deficiency and stockholders’ deficiency of $7,006,146 and $6,458,125, respectively, as of September 30, 2014, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

As of September 30, 2014, our outstanding debt of $5,870,558, together with interest at stated rates ranging between 8% and 15% per annum, was due on various dates through October 2015. Subsequent to September 30, 2014 and through November 13, 2014, we have received aggregate equity financing and debt financing of $50,000 and $75,000, respectively, we have received research and development payments of $89,063, the due date for the repayment of $392,685 of debt has been extended, $139,063 of debt has been repaid and $30,000 and $1,765 of debt and accrued interest, respectively, has been exchanged for common stock. Giving effect to the above actions, we currently have notes payable aggregating $344,063 which are either past due or payable on demand. As of the date of filing, our outstanding debt was as follows:

Principal
Maturity Date	Amount

Past Due/On Demand	$344,063
QE 12/31/14	4,000,000
QE 3/31/15	50,000
QE 6/30/15	679,747
QE 9/30/15	110,000
QE 12/30/15	592,685

$5,776,495

Based upon our working capital deficiency, outstanding debt and forecast for continued operating losses we expect that the cash we currently have available will fund our operations through December 2014. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes). Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

30 | Page

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

During the nine months ended September 30, 2014 and 2013, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the nine months ended September 30, 2014 and 2013 in the amounts of $2,593,593 and $1,908,651, respectively. The net cash used in operating activities for the nine months ended September 30, 2014 was primarily due to cash used to fund a net loss of $4,103,269, adjusted for net non-cash expenses in the aggregate amount of $1,427,453 partially offset by $82,223 of net cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accrued interest, expenses and other current liabilities and deferred revenues, partially offset by a decrease in accounts payable. The net cash used in operating activities for the nine months ended September 30, 2013 was primarily due to cash used to fund a net loss of $4,120,201, adjusted for non-cash expenses in the aggregate amount of $952,926 partially offset by $1,258,624 of net cash provided primarily as a result of increases in accounts payable plus accrued expenses and other current liabilities, due to cash constraints during the period.

Net Cash Used In Investing Activities

During the nine months ended September 30, 2014, $1,526 of cash was used to purchase laboratory equipment and $980 of cash was provided by proceeds received from the sale of fixed assets. During the nine months ended September 30, 2013, no cash was provided by or used in investing activities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2014 and 2013 was $2,767,011 and $1,908,930, respectively. During the nine months ended September 30, 2014, $592,010 of net proceeds were from debt financings and $2,175,001 of proceeds were from equity financings (including $80,000 of proceeds received in connection with the exercise of common stock purchase warrants). During the nine months ended September 30, 2013, $905,000 of proceeds were from equity financings and $1,003,930 of proceeds, net of repayments, were from debt financings.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605 - Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. We are currently evaluating the impact of the adoption of ASU 2014-09on our condensed consolidated financial statements.

31 | Page

In June 2014, the FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation,” (“ASU 2014-10”). ASU 2014-10 removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, ASU 2014-10 eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. We have elected to adopt ASU 2014-10 effective with the Quarterly Report on Form 10-Q for the period ended June 30, 2014 and its adoption resulted in the removal of previously required development stage disclosures.

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

In August 2014, the FASB issued ASU No. 2014-15,”Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. We have elected to adopt ASU 2014-15 effective with this Quarterly Report on Form 10-Q. Management’s evaluations regarding the events and conditions that raise substantial doubt regarding our ability to continue as a going concern have been discussed above and also disclosed in the footnotes to the September 30, 2014 condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

32 | Page

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

33 | Page

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2014, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2013, Quarterly Reports on Form 10-Q for the periods ended March 31, 2014 and June 30, 2014, and Current Reports on Form 8-K filed with the Securities and Exchange Commission and press releases made by us), and we were available to answer questions from prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficit.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price	Term (Years)	Purchaser(s)	Consideration (1)
7/9/14	6,352				(6)	$1,842	(3)
7/11/14-7/31/14	120,000	30,000	$0.75	5	(5)	$30,000
7/15/14	218,217				(5)	$31,631	(2)
7/17/14	144,400				(5)	$26,815	(2)
7/21/14	126,888				(5)	$21,216	(2)
7/31/14	8,921				(6)	$3,033	(3)
8/4/14-9/25/14	3,683,332	920,832	$0.75	5	(5)	$1,105,000
8/13/14	550,000				(5)	$121,000	(4)
8/23/14-9/23/14	60,000				(6)	$13,200	(3)
8/25/14-8/27/14	584,200				(6)	$146,050	(3)
8/28/14	120,000				(5)	$21,288	(2)
9/11/14	154,948				(5)	$33,750	(2)
9/11/14	2,347				(6)	$915	(3)
9/16/14	124,079				(5)	$26,478	(2)
9/16/14	100,000				(5)	$25,000

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

(4)          Issued in connection with the extension of notes payable.

(5)          Accredited investor.

(6)          Consultant.

34 | Page

Item 3. Defaults Upon Senior Securities.

See “Liquidity and Capital Resources” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
10.1	Lease, dated as of August 25, 2014, between BioRestorative Therapies, Inc. and 50 Republic Road, LLC (1)
31.1	Chief Executive Officer Certification *
31.2	Chief Financial Officer Certification *
32	Section 1350 Certification **
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

(1)	Incorporated by reference to the exhibit included with our Current Report on Form 8-K for an event dated August 25, 2014 filed with the Securities and Exchange Commission.
*	Filed herewith
**	Furnished herewith

35 | Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2014		BIORESTORATIVE THERAPIES, INC.

	By:	/s/ Mark Weinreb
Mark Weinreb
Chief Executive Officer
(Principal Executive and Financial Officer)

36 | Page