Form 10-Q
period 2015-03-31
BioRestorative Therapies, Inc.
filed 2015-05-15
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Registrant’s telephone number, including area code: (631) 760-8100

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

As of May 14, 2015, there were 39,151,442 shares of the issuer’s common stock outstanding.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets

Current Assets:
Cash	$145,866	$91,798
Inventories	1,927	1,945
Prepaid expenses and other current assets	32,438	20,570

Total Current Assets	180,231	114,313

Property and equipment, net	537,155	493,856
Intangible assets, net	1,094,913	1,037,732
Security deposit	45,900	45,900

Total Assets	$1,858,199	$1,691,801

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$1,265,550	$1,111,879
Accrued expenses and other current liabilities	1,884,559	1,466,506
Accrued interest	97,816	94,026
Current portion of notes payable, net of debt discount of $60,332 and
$113,257 at March 31, 2015 and December 31, 2014, respectively	5,463,291	5,688,239
Deferred revenues	210,882	164,349

Total Current Liabilities	8,922,098	8,524,999
Accrued interest, non-current portion	23,520	5,195
Notes payable, non-current portion	307,873	50,000

Total Liabilities	9,253,491	8,580,194

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock, $0.01 par value;
Authorized, 5,000,000 shares; none issued
and outstanding at March 31, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value;
Authorized, 200,000,000 shares;
Issued 37,750,173 and 34,511,800 shares
at March 31, 2015 and December 31, 2014, respectively;
Outstanding 37,191,552 and 33,953,179 shares
at March 31, 2015 and December 31, 2014, respectively	37,750	34,512
Additional paid-in capital	19,759,105	18,509,121
Accumulated deficit	(27,160,147)	(25,400,026)
Treasury stock, at cost, 558,621 shares
at March 31, 2015 and December 31, 2014	(32,000)	(32,000)

Total Stockholders' Deficiency	(7,395,292)	(6,888,393)

Total Liabilities and Stockholders' Deficiency	$1,858,199	$1,691,801

See Notes to these Condensed Consolidated Financial Statements

1 │Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended
	March 31,
	2015	2014

Revenues	$184,902	$375

Cost of sales	76,432	60

Gross Profit	108,470	315

Operating Expenses
Marketing and promotion	44,937	31,794
Consulting	365,069	267,198
Research and development	406,856	493,741
General and administrative	917,574	636,000

Total Operating Expenses	1,734,436	1,428,733

Loss From Operations	(1,625,966)	(1,428,418)

Other (Expense) Income
Interest expense	(64,640)	(73,131)
Amortization of debt discount	(69,515)	(98,505)
Loss on extinguishment of notes payable, net	-	(49,094)
Warrant modification expense	-	(30,128)
Gain on settlement of payables	-	9,600

Total Other Expense	(134,155)	(241,258)

Net Loss	$(1,760,121)	$(1,669,676)

Net Loss Per Share
- Basic and Diluted	$(0.05)	$(0.08)

Weighted Average Number of
Common Shares Outstanding
- Basic and Diluted	35,107,957	20,237,689

See Notes to these Condensed Consolidated Financial Statements

2 │Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders' Deficiency

For the Three Months Ended March 31, 2015

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance - December 31, 2014	34,511,800	$34,512	$18,509,121	$(25,400,026)	(558,621)	$(32,000)	$(6,888,393)

Shares and warrants issued for cash	2,703,333	2,703	798,297	-	-	-	801,000

Conversion of notes payable and accrued interest into common stock	222,245	222	55,762	-	-	-	55,984

Shares issued in satisfaction of accrued services	18,847	19	8,462	-	-	-	8,481

Warrant modification in connection with extension of notes payable	-	-	5,900	-	-	-	5,900

Beneficial conversion features related to convertible notes payable	-	-	10,690	-	-	-	10,690

Stock-based compensation:
- common stock	293,948	294	76,353	-	-	-	76,647
- options	-	-	294,520	-	-	-	294,520

Net loss	-	-	-	(1,760,121)	-	-	(1,760,121)

Balance - March 31, 2015	37,750,173	$37,750	$19,759,105	$(27,160,147)	(558,621)	$(32,000)	$(7,395,292)

See Notes to these Condensed Consolidated Financial Statements

3 │Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Three Months Ended
	March 31,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(1,760,121)	$(1,669,676)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount	69,515	98,505
Depreciation and amortization	39,613	25,517
Loss on sale of property and equipment	-	1,009
Stock-based compensation	371,167	373,499
Loss on extinguishment of note payables, net	-	49,094
Gain on settlement of payables	-	(9,600)
Warrant modification expense	-	30,128
Changes in operating assets and liabilities:
Inventories	18	61
Prepaid expenses and other current assets	(11,868)	11,686
Accounts payable	80,534	(59,380)
Accrued interest, expenses and other current liabilities	489,831	192,429
Deferred revenues	46,533	150,000

Total Adjustments	1,085,343	862,948

Net Cash Used In Operating Activities	(674,778)	(806,728)

Cash Flows From Investing Activities
Purchases of property and equipment	(92,169)	-
Proceeds from sale of property and equipment	-	980
License maintenance costs	(75,000)	-

Net Cash (Used In) Provided By Investing Activities	(167,169)	980

Cash Flows From Financing Activities
Proceeds from notes payable	30,000	140,000
Repayments of notes payable	-	(25,000)
Advances from officer	125,070	-
Repayment of advances from officer	(60,055)	(24,990)
Proceeds from exercise of warrants	-	80,000
Sales of common stock and warrants for cash	801,000	545,000

Net Cash Provided By Financing Activities	896,015	715,010

Net Increase (Decrease) In Cash	54,068	(90,738)

Cash - Beginning	91,798	201,098

Cash - Ending	$145,866	$110,360

See Notes to these Condensed Consolidated Financial Statements

4 │Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows -- Continued

(unaudited)

	For The Three Months Ended
	March 31,
	2015	2014
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$36,540	$16,804

Non-cash investing and financing activities:
Warrant modification in connection with
extension of notes payable	$5,900	$-
Shares and warrants issued in exchange
for notes payable and accrued interest	$-	$343,026
Conversion of notes payable and accrued
interest into common stock	$55,984	$-
Shares issued in satisfaction of accrued
consulting services	$8,481	$-
Beneficial conversion features set up as debt discount	$10,690	$-
Change in accrued liabilities associated with
Accrued purchases of property and equipment	$64,276	$-
Payments for previously accrued property and equipment	$(91,352)	$-

See Notes to these Condensed Consolidated Financial Statements

5 │Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Business Organization, Nature of Operations and Basis of Presentation

BioRestorative Therapies, Inc. (and including its subsidiaries, “BRT” or the “Company”) develops products and medical therapies using cell and tissue protocols, primarily involving adult stem cells designed for personal medical applications. BRT’s website is at www.biorestorative.com. BRT is currently pursuing a Disc/Spine Program. Its lead cell therapy candidate, brtxDISC™ (Disc Implanted Stem Cells), is a product formulated from autologous (or a person’s own) cultured mesenchymal stem cells collected from the patient’s bone marrow. The product is intended to be used for the non-surgical treatment of protruding and bulging lumbar discs in patients suffering from chronic lumbar disc disease. BRT is also engaging in research efforts with respect to a platform technology utilizing brown adipose (fat) for therapeutic purposes and has labeled this initiative its ThermoStem® Program. It is a pre-clinical cell-based therapy to target obesity and metabolic disorders using brown adipose (fat) derived stem cells to generate brown adipose tissue and is intended to mimic naturally occurring brown adipose depots that regulate metabolic homeostasis in humans. BRT has developed an ingredient derived from human adult stem cells, which can be used by third party companies in the development of their own skin care products. The ingredient was developed pursuant to BRT’s brtx-C Cosmetic Program. BRT’s Stem Pearls® brand offers plant stem cell-based cosmetic skincare products that are available for purchase online at www.stempearls.com.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2015 and for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year ending December 31, 2015 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2014 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 31, 2015.

Effective January 1, 2015, the Company changed its state of incorporation from the State of Nevada to the State of Delaware pursuant to a plan of conversion, dated December 22, 2014 (the “Plan of Conversion”). Pursuant to the Plan of Conversion, the Company also adopted new bylaws, which became effective on January 1, 2015.

Note 2 – Going Concern and Management’s Plans

As of March 31, 2015, the Company had a working capital deficiency and a stockholders’ deficiency of $8,741,867 and $7,395,292, respectively. During the three months ended March 31, 2015 and 2014, the Company incurred net losses of $1,760,121 and $1,669,676, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

6 │Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Going Concern and Management’s Plans – Continued

Subsequent to March 31, 2015, (a) the Company has raised an aggregate of $200,000 and $100,000 through equity financing and debt financing, respectively, and (b) $307,873 and $26,501 of debt and accrued interest, respectively, has been exchanged for or converted into common stock. As a result, the Company expects to be able to fund its operations through June 2015. While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital. See Note 8 – Subsequent Events for additional details.

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

Concentrations and Credit Risk

As of March 31, 2015, 76% of the face value of the Company’s outstanding notes payable were sourced from a single entity (the “Bermuda Lender”). As of the date of filing, the maturity date associated with these notes was June 30, 2015. See Note 5 – Notes Payable and Note 8 – Subsequent Events – Note Payable for additional discussion of the Bermuda Lender.

Two pharmaceutical clients comprised substantially all of the Company’s revenue during the three months ended March 31, 2015. See Revenue Recognition – Research and Development Agreements below.

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

During the three months ended March 31, 2015, in connection with a March 19, 2014 research and development agreement with a Japanese pharmaceutical company, the Company received $50,000 upon achievement of a specified deliverable (milestone method). Through March 31, 2015, $200,000 had been received under the agreement and recognized as revenue. On February 11, 2015, the term of the agreement was extended by three months to June 19, 2015.

7 │Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies – Continued

Revenue Recognition - Continued

Research and Development Agreements - Continued

During the three months ended March 31, 2015, in connection with a March 24, 2014 research and development agreement with a U.S. pharmaceutical company, the Company received the third and fourth of four quarterly payments in the aggregate amount of $177,234. Through March 31, 2015, $605,359 had been received and $210,882 was recorded as deferred revenues on the condensed consolidated balance sheet.

During the three months ended March 31, 2015, the Company recognized revenue related to research and development agreements of $180,702. The Company did not recognize any revenue related to research and development agreements during the three months ended March 31, 2014.

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

For the three months ended March 31, 2015 and 2014, the Company recognized revenue related to sales of Stem Pearls® skincare products of $200 and $375, respectively. In connection with its January 27, 2012 sublicense agreement with a stem cell treatment company, for the three months ended March 31, 2015 and 2014, the Company recognized royalty revenue of $4,000 and $0, respectively.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2015	2014
Options	16,184,000	7,783,000
Warrants	9,099,516	5,325,751
Convertible instruments	678,806	1,519,015
Total potentially dilutive shares	25,962,322	14,627,766

8 │Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies – Continued

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Since the shares underlying the Company’s 2010 Equity Participation Plan (the “Plan”) were registered on May 27, 2014, the Company estimates the fair value of the awards granted under the Plan based on the market value of its freely tradable common stock as reported by the OTCQB. The fair value of the Company’s restricted equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares. Awards granted to directors are treated on the same basis as awards granted to employees.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed in Note 8.

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	March 31,	December 31,
	2015	2014
	(unaudited)

Credit card payable	$3,971	$4,739
Accrued payroll and payroll taxes	777,757	679,277
Accrued purchases of property and equipment	74,587	174,801
Accrued research and development expenses	316,175	292,395
Accrued general and administrative expenses	679,069	315,294
Deferred rent	33,000	-
Total	$1,884,559	$1,466,506

During the three months ended March 31, 2015, the Company received an aggregate of $125,070 in non-interest bearing advances from an officer and made aggregate repayments of $60,055, such that the Company has $65,015 remaining liability with regard to these advances as of March 31, 2015. During the three months ended March 31, 2014, the Company made aggregate repayments to a director and a family member of an officer of $24,990, such that the Company had no remaining liability at March 31, 2014.

9 │Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable

A summary of the notes payable activity during the three months ended March 31, 2015 is presented below:

	Bermuda	Convertible		Other	Debt
	Lender	Notes		Notes	Discount	Total

Outstanding, December 31, 2014	$4,410,937	$175,000		$1,265,559	$(113,257)	$5,738,239
Issuance	-	30,000		-	-	30,000
Conversion to equity	-	(50,000)		-	-	(50,000)
Recognition of debt discount	-	-		-	(16,590)	(16,590)
Amortization of debt discount	-	-		-	69,515	69,515
Outstanding, March 31, 2015	$4,410,937	$155,000	[1]	$1,265,559	$(60,332)	$5,771,164

[1]	As of March 31, 2015, convertible notes with an aggregate principal balance of $155,000 were convertible at the election of the Company. Of such convertible notes, notes with an aggregate principal balance of $83,333 are also convertible, under certain circumstances, at the election of the holder pursuant to the terms of the notes.

Bermuda Lender

As of March 31, 2015, the Bermuda Lender is a related party as a result of the size of its ownership interest in the Company's common stock.

See Note 3 – Summary of Significant Accounting Policies – Concentrations and Credit Risk and Note 8 – Subsequent Events – Note Payable for additional discussion of the Bermuda Lender.

Convertible Notes

On January 25, 2015, the Company issued a six-month convertible note with a principal amount of $30,000 which bears interest at a rate of 12% per annum payable upon maturity. The convertible note is convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to maturity and ending on the day immediately prior to maturity at the greater of (a) 55% of the fair value of the Company’s stock or (b) $0.10 per share.

On February 17, 2015, the Company elected to convert a convertible note with a principal balance of $50,000 and accrued interest of $5,984 into 222,245 shares of common stock at a conversion price of $0.25 per share.

During the three months ended March 31, 2015, the contingently adjustable conversion ratio associated with a certain convertible note was resolved. The Company estimated the intrinsic value of the embedded conversion option based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the convertible note. During the three months ended March 31, 2015, the Company recognized $10,690 of intrinsic value related to the beneficial conversion feature as debt discount which was immediately amortized.

10 │Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Commitments and Contingencies

Operating Lease

Rent expense amounted to approximately $35,000 and $11,000 during the three months ended March 31, 2015 and 2014, respectively, which is reflected in general and administrative expenses in the condensed consolidated statements of operations.

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business.

In November 2013, an action was commenced against the Company in the Circuit Court of Palm Beach County, Florida by an alleged former consultant. The action was associated with an alleged $5,000 loan made in 2009 and an alleged consulting/employment agreement entered into with the Company effective in 2009. Pursuant to the action, the plaintiff was seeking to recover an unspecified amount of damages as well as the repayment of the alleged loan with interest, reimbursement for certain out-of-pocket fees and expenses, two weeks vacation pay per year, and the issuance of shares of the Company’s common stock (or alternatively the market value of such securities). On April 27, 2015, the Company and the plaintiff entered into a settlement agreement for an amount which has been accrued as of March 31, 2015.

The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Employment Agreements

On February 9, 2015, the Company hired a President for its Disc/Spine Division (“Division President”) pursuant to an at-will employment agreement which entitles him to a specified salary and a discretionary bonus. In the event the Company terminates the Division President without cause, the Division President is entitled to cash severance payments of $150,000 paid over nine months. As additional compensation, the Company granted the Division President a ten-year option to purchase 500,000 shares of common stock at an exercise price of $0.46 per share, pursuant to the Plan. The shares vest over three years on the grant date anniversaries. The grant date value of $200,400 will be recognized proportionate to the vesting period.

On March 9, 2015, the Company and its Chief Executive Officer (“CEO”) agreed to extend the term of his employment agreement to December 31, 2017. Pursuant to the employment agreement, the CEO is entitled to receive a salary of $400,000 per annum. The CEO is entitled to receive an annual bonus for 2015 equal to 50% of his annual base salary and an annual bonus for the years 2016 and 2017 equal to 50% of his annual base salary in the event certain performance goals, as determined by the Company’s Compensation Committee, are satisfied. Pursuant to the employment agreement, in the event that the CEO’s employment is terminated by the Company without cause, or the CEO terminates his employment for “good reason” (each as defined in the employment agreement), the CEO would be entitled to receive severance in an amount equal to his then annual base salary and certain benefits, plus $100,000 (in lieu of bonus). In addition, pursuant to the employment agreement, the CEO would also be entitled to receive such severance in the event that the term of his employment agreement is not extended beyond December 31, 2017 and, within three months of such expiration date, his employment is terminated by the Company without “cause” or the CEO terminates his employment for any reason. Further, in the event that the CEO’s employment is terminated by the Company without cause, or the CEO terminates his employment for “good reason”, following a “change in control” (as defined in the employment agreement), the CEO would be entitled to receive severance in an amount equal to one and one-half times his then annual base salary and certain benefits, plus $300,000 (in lieu of bonus).

On March 9, 2015, the Company agreed to amend the at-will employment agreement with its Vice President of Research and Development (“VP of R&D”). Pursuant to the employment agreement, as amended, in the event that the VP of R&D’s employment with the Company is terminated without cause, the VP of R&D would currently be entitled to receive a cash severance payment equal to one-half of his base annual salary (such one-half amount currently $125,000).

11 │Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency

Authorized Capital

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

Warrant and Option Valuation

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at an annual rate ranging from 0% to 5% for options granted during the three months ended March 31, 2015 and 2014. The expected term used for warrants and options issued to non-employees is the contractual life and the expected term used for options issued to employees and directors is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee and director option grants. Since the Company’s stock has not been publicly traded for a sufficiently long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Common Stock and Warrant Offerings

During the three months ended March 31, 2015, the Company issued an aggregate of 2,703,333 shares of common stock at prices ranging from $0.25 to $0.30 per share to investors for aggregate gross proceeds of $801,000. In connection with the purchases, the Company issued warrants to purchase an aggregate of 850,833 shares of common stock at exercise prices ranging from $0.40 to $0.75 per share of common stock. The warrants have a term of five years. The warrants had an aggregate issuance date value of $138,383.

Stock Warrants

In applying the Black-Scholes option pricing model to warrants granted/issued, the Company used the following assumptions:

	For The Three Months Ended
	March 31,
	2015	2014
Risk free interest rate	1.22% - 1.61%	0.39% - 2.20%
Expected term (years)	5.00	1.96 - 5.00
Expected volatility	122%	121%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the warrants granted/issued during the three months ended March 31, 2015 and 2014 was approximately $0.16 and $0.22 per share, respectively.

12 │Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Warrants - Continued

See Note 7 – Stockholders’ Deficiency – Common Stock and Warrant Offerings for details associated with the issuance of warrants in connection with common stock and warrant offerings.

The Company recorded stock–based compensation expense of $0 and $53,726 during the three months ended March 31, 2015 and 2014, respectively, related to stock warrants issued as compensation, which is reflected as consulting expense in the condensed consolidated statements of operations. As of March 31, 2015, there was no unrecognized stock-based compensation expense related to stock warrants.

A summary of the warrant activity during the three months ended March 31, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2014	8,248,683	$0.90
Granted	850,833	0.68
Exercised	-	-
Forfeited	-	-
Outstanding, March 31, 2015	9,099,516	$0.88	3.1	$-

Exercisable, March 31, 2015	8,399,516	$0.83	3.2	$-

13 │Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Warrants – Continued

The following table presents information related to stock warrants at March 31, 2015:

Warrants Outstanding			Warrants Exercisable
			Weighted
		Outstanding	Average	Exercisable
Exercise		Number of	Remaining Life	Number of
Price		Warrants	In Years	Warrants

$0.30		650,000	4.2	650,000
0.40		250,000	4.7	250,000
0.50		677,100	4.7	677,100
0.53		380,000	3.1	380,000
0.58		50,000	4.5	50,000
0.75		4,669,222	2.9	4,669,222
0.94		50,000	4.5	50,000
1.00		550,000	4.2	550,000
1.50		862,800	2.2	862,800
1.75		20,000	2.0	20,000
2.00		123,530	3.6	123,530
2.50		20,000	2.3	20,000
3.00		36,864	3.1	36,864
4.00		60,000	2.5	60,000
Variable	[1]	700,000	-	-
		9,099,516	3.2	8,399,516

[1]	Warrants to purchase 700,000 shares of common stock have an exercise price which is the greater of $1.50 per share or the fair market value of the common stock on the date certain performance criteria are met. Exercisability of warrants is subject to satisfaction of certain performance criteria which did not occur as of March 31, 2015.

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Three Months Ended
	March 31,
	2015	2014
Risk free interest rate	1.33% - 1.64%	1.50%
Expected term (years)	5.00 - 6.00	5.00 - 5.50
Expected volatility	122%	121%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the stock options granted during the three months ended March 31, 2015 and 2014 was approximately $0.40 and $0.23 per share, respectively.

14 │Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options – Continued

See Note 6 – Commitments and Contingencies – Employment Agreements for details associated with the grant of stock options in connection with employment agreements.

On January 23, 2015, the Company granted five-year options to consultants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.47 per share, pursuant to the Plan. The shares vest as follows: (i) 75,000 shares vest ratably over three months from the date of grant, (ii) 12,500 shares vest immediately and (iii) 12,500 shares vest on the anniversary of the date of grant. The aggregate grant date value of $39,200 will be recognized proportionate to the vesting period.

The following table presents information related to stock option expense:

					Weighted
					Average
	For the Three Months Ended		Unrecognized at		Amortization
	March 31,		March 31,		Period
	2015	2014	2015		(Years)

Consulting	$96,803	$100,613	$585,273		2.3
Research and development	128,432	121,390	755,231	[1]	2.4
General and administrative	69,285	83,699	862,726		2.4

	$294,520	$305,702	$2,203,230		2.4

[1]	Includes $331,341 of expense that is subject to non-employee mark-to-market adjustments.

A summary of the option activity during the three months ended March 31, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2014	15,584,000	$0.61
Granted	600,000	0.46
Exercised	-	-
Forfeited	-	-
Outstanding, March 31, 2015	16,184,000	$0.60	8.3	$587,850

Exercisable, March 31, 2015	7,196,502	$0.88	7.5	$28,850

15 │Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options – Continued

The following table presents information related to stock options at March 31, 2015:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.285	900,000	9.2	200,000
0.320	500,000	-	-
0.330	6,125,000	4.5	75,000
0.340	250,000	-	-
0.390	60,000	4.2	60,000
0.460	500,000	-	-
0.470	100,000	4.8	87,500
0.500	345,000	4.6	345,000
0.530	40,000	8.9	40,000
0.600	980,000	8.5	980,000
0.650	2,675,000	8.6	1,850,002
1.000	131,000	7.7	131,000
1.050	2,270,000	6.9	2,270,000
1.100	5,000	2.2	5,000
1.200	10,000	1.2	10,000
1.250	43,000	1.6	43,000
1.400	350,000	4.3	200,000
1.500	900,000	7.7	900,000
	16,184,000	7.5	7,196,502

Compensatory Common Stock Issuances

During the three months ended March 31, 2015, the Company issued an aggregate of 312,795 shares of common stock valued at $85,128 to consultants pursuant to consulting agreements.

The following table presents information related to compensatory common stock expense and does not include 18,847 shares valued at $8,481 which were issued in satisfaction of accrued professional services:

	For the Three Months Ended		Unrecognized at
	March 31,		March 31,
	2015	2014	2015

Consulting	$67,800	$10,000	$-
Research and development	8,847	4,071	-

	$76,647	$14,071	$-

16 │Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Compensatory Common Stock Issuances – Continued

A summary of compensatory common stock issuances activity during the three months ended March 31, 2015 is presented below:

Weighted
		Average	Total
	Number of	Issuance Date	Issuance Date
	Shares	Fair Value	Fair Value

Non-vested, December 31, 2014	-	$-	$-
Granted	312,795	0.27	85,128
Vested	(312,795)	(0.27)	(85,128)
Forfeited	-	-	-
Non-vested, March 31, 2015	-	$-	$-

Note 8 - Subsequent Events

Common Stock and Warrant Offerings

Subsequent to March 31, 2015, the Company issued an aggregate of 700,000 shares of common stock at prices ranging from $0.25 to $0.30 per share to investors for gross proceeds of $200,000. In connection with the purchases, the Company issued five-year warrants to purchase an aggregate of 175,000 shares of common stock at an exercise price of $0.75 per share of common stock.

Stock-Based Compensation

Subsequent to March 31, 2015, the Company issued an aggregate of 114,616 shares of common stock and five-year warrants to purchase an aggregate of 600,000 shares of common stock at exercise prices ranging from $0.38 to $0.60 per share to satisfy certain consulting and other obligations.

Board of Directors

On April 6, 2015, the Company elected a new director to replace a director who had previously resigned. Concurrent with the election, the Company granted a ten-year option to purchase 300,000 shares of common stock at an exercise price of $0.40 per share, pursuant to the Plan. The shares vest ratably over three years on the grant date anniversaries.

Notes Payable

On May 8, 2015, the Company issued a six-month convertible note with a principal amount of $100,000 which bears interest at a rate of 10% per annum payable upon maturity. The convertible note is convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to maturity and ending on the day immediately prior to maturity at a conversion price equal to at the greater of (a) 65% of the fair value of the Company’s stock or (b) $0.15 per share. In connection with the financing, a five-year warrant to purchase 126,923 shares of common stock at an exercise price of $0.50 per share was issued to the lender.

On May 11, 2015, Cayman and the Bermuda Lender agreed to extend the maturity date of a note with a principal balance of $410,938 from May 7, 2015 to June 30, 2015 (the “New Maturity Date”). The Bermuda Lender waived any and all defaults under the note, including with respect to the failure by the Company to pay to the Bermuda Lender pursuant to the note the aggregate amount of $316,297 (the “Unpaid Amount”) received by the Company from its research and development agreements (see Note 3 – Summary of Significant Accounting Policies – Revenue Recognition – Research and Development Agreements). The Unpaid Amount shall be payable on the New Maturity Date together with all other amounts then payable pursuant to the note.

17 │Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 - Subsequent Events – Continued

Notes Payable – Continued

On May 11, 2015, 2015, pursuant to the provisions of a convertible note with a principal balance of $75,000, the Company elected to convert the initial $25,000 of the principal, together with accrued interest of $1,205, into 118,043 shares of common stock at a conversion price of $0.22 per share.

On May 14, 2015, the Company and a certain lender agreed to exchange a note payable with a principal balance of $282,873, along with accrued and unpaid interest of $25,296, for 1,027,231 shares of common stock and an immediately vested, five-year warrant to purchase 256,808 shares of common stock at an exercise price of $0.75 per share.

18 │Page

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of BioRestorative Therapies, Inc. (and including its subsidiaries, "BRT") as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to BRT. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2015.

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

Overview

We develop products and medical therapies using cell and tissue protocols, primarily involving adult (non-embryonic) stem cells. Among the initiatives that we are currently pursuing is our Disc/Spine Program with our initial therapeutic product being called brtxDISC™ (Disc Implanted Stem Cells). We have obtained a license that permits us to use technology for adult stem cell treatment of disc and spine conditions, including protruding and bulging lumbar discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the legs and feet. Another technology we are developing is our ThermoStem® Program. This pre-clinical program involves the use of brown fat in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies.

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

As of March 31, 2015, our accumulated deficit was $27,160,147, our stockholders’ deficiency was $7,395,292 and our working capital deficiency was $8,741,867. While we have recently begun to generate a modest amount of revenue, our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

19 │Page

Based upon our working capital deficiency as of March 31, 2015 and our forecast for continued operating losses, we require equity and/or debt financing to continue our operations. As of March 31, 2015, our outstanding debt of $5,831,496, together with interest at stated rates ranging between 8% and 15% per annum, was due on various dates through October 2015. Subsequent to March 31, 2015 and through May 15, 2015, we received aggregate equity financing and debt financing of $200,000 and $100,000, respectively, the due date for the repayment of $410,938 of debt has been extended and $307,873 and $26,501 of debt and accrued interest, respectively, has been exchanged for or converted into common stock. Based upon our working capital deficiency and outstanding debt, we expect to be able to fund our operations through June 2015. We are currently considering several different financing alternatives to support our operations thereafter. If we are unable to obtain such additional financing on a timely basis and, notwithstanding any request we may make, our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. See “Liquidity and Capital Resources” below.

Consolidated Results of Operations

Three Months Ended March 31, 2015 Compared With Three Months Ended March 31, 2014

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively:

	For The Three Months Ended
	March 31,
	2015	2014

Revenues	$184,902	$375

Cost of sales	76,432	60

Gross Profit	108,470	315

Operating Expenses
Marketing and promotion	44,937	31,794
Consulting	365,069	267,198
Research and development	406,856	493,741
General and administrative	917,574	636,000

Total Operating Expenses	1,734,436	1,428,733

Loss From Operations	(1,625,966)	(1,428,418)

Other (Expense) Income
Interest expense	(64,640)	(73,131)
Amortization of debt discount	(69,515)	(98,505)
Loss on extinguishment of notes payable, net	-	(49,094)
Warrant modification expense	-	(30,128)
Gain on settlement of payables	-	9,600

Total Other Expense	(134,155)	(241,258)

Net Loss	$(1,760,121)	$(1,669,676)

20 │Page

Revenues

For the three months ended March 31, 2015, we generated $184,902 of aggregate revenues, consisting of $180,702 of revenues through the services provided pursuant to our research and development agreements, $4,000 of royalty revenue in connection with our sublicense agreement and $200 of sales of Stem Pearls® skincare products. For the three months ended March 31, 2014, revenues consisted only of $375 of sales of Stem Pearls® skincare products.

Cost of sales

For the three months ended March 31, 2015, cost of sales was $76,432 as compared to $60 for the comparable 2014 period. For the three months ended March 31, 2015, cost of sales consisted primarily of $76,414 of costs related to our research and development agreements. For the three months ended March 31, 2014, cost of sales consisted entirely of the costs of the underlying Stem Pearls® skincare products.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, and entertainment and travel expenses. For the three months ended March 31, 2015, marketing and promotion expenses increased by $13,143, or 41%, to $44,937 from $31,794 in the comparable 2014 period, primarily due to increased travel expenses.

We expect that marketing and promotion expenses will continue to increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended March 31, 2015, consulting expenses increased $97,871, or 37%, to $365,069 from $267,198 in the comparable 2014 period. The increase is primarily due to increased cash consulting fees associated with our search for a President of our Disc/Spine Division and cash consulting fees related to our brtxDISC™ Program and ThermoStem® Program.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Chief Executive Officer (in part); (b) our Vice President of Research and Development; and (c) our Scientific Advisory Board members, and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended March 31, 2015, research and development expenses decreased by $86,885, or 18%, to $406,856 from $493,741 in the comparable 2014 period. The decrease is primarily related to approximately $73,000 of reduced expense related to our brown fat and disc/spine initiatives as a result of an amendment to our University of Utah Research Agreement, which was possible due to the opening of our own laboratory in Melville, New York.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of (a) our Chief Executive Officer attributable to research and development and (b) our Vice President of Research and Development) as well as corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the three months ended March 31, 2015, general and administrative expenses increased by $281,574, or 44%, to $917,574 from $636,000 in the comparable 2014 period. The increase is primarily a result of increased professional fees primarily in connection with a contemplated capital raise (approximately $140,000 of the increase) and legal settlement expense (approximately $97,000 of the increase) in the three months ended March 31, 2015.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

21 │Page

Interest expense

For the three months ended March 31, 2015, interest expense decreased $8,491, or 12%, to $64,640 from $73,131 in the comparable 2014 period. The decrease was due to a reduction in interest-bearing short-term borrowings as compared to the three months ended March 31, 2014 including the restructuring of our largest note payable.

Amortization of debt discount

For the three months ended March 31, 2015, amortization of debt discount decreased by $28,990, or 29%, to $69,515 from $98,505 in the comparable 2014 period. The decrease was primarily due to the timing of the recognition of the debt discount expense.

Loss on extinguishment of notes payable, net

For the three months ended March 31, 2014, we recorded a loss on extinguishment of notes payable, net of $49,094, which is associated with investors’ exchange of debt into equity securities.

Warrant modification expense

For the three months ended March 31, 2014, we recorded expense of $30,128 related to the incremental value associated with modified outstanding investor warrants.

Gain on settlement of note and payables, net

For the three months ended March 31, 2014, we recorded a $9,600 gain on the settlement of accrued expenses to consultants.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	March 31,	December 31,
	2015	2014
	(unaudited)

Cash	$145,866	$91,798

Working Capital Deficiency	$(8,741,867)	$(8,410,686)

Notes Payable (Gross - Current)	$5,831,496	$5,851,496

Availability of Additional Funds

Based upon our working capital deficiency and stockholders’ deficiency of $8,741,867 and $7,395,292, respectively, as of March 31, 2015, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

As of March 31, 2015, our outstanding debt of $5,831,496, together with interest at stated rates ranging between 8% and 15% per annum, was due on various dates through October 2015. Subsequent to March 31, 2015 and through May 15, 2015, we received aggregate equity financing and debt financing of $200,000 and $100,000, respectively, the due date for the repayment of $410,938 of debt has been extended and $307,873 and $26,501 of debt and accrued interest, respectively, has been exchanged for or converted into common stock. As of the date of filing, our outstanding debt was as follows:

22 │Page

Principal
Maturity Date	Amount

Past Due	$-
QE 6/30/15	4,619,272
QE 9/30/15	306,666
QE 12/31/15	692,685

$5,618,622

Based upon our working capital deficiency, outstanding debt and forecast for continued operating losses, we expect that the cash we currently have available will fund our operations through June 2015. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes). Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

During the three months ended March 31, 2015 and 2014, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the three months ended March 31, 2015 and 2014 in the amounts of $674,778 and $806,728, respectively. The net cash used in operating activities for the three months ended March 31, 2015 was primarily due to cash used to fund a net loss of $1,760,121, adjusted for net non-cash expenses in the aggregate amount of $480,295, partially offset by $605,048 of net cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accrued interest, expenses and other current liabilities, due to cash constraints during the period. The net cash used in operating activities for the three months ended March 31, 2014 was primarily due to cash used to fund a net loss of $1,669,676, adjusted for non-cash expenses in the aggregate amount of $568,152, partially offset by $294,796 of net cash provided primarily as a result of increases in accrued interest, expenses and other current liabilities, plus deferred revenues, due to cash constraints during the period.

Net Cash Used In Investing Activities

During the three months ended March 31, 2015, $92,169 of cash was used to purchase laboratory equipment and $75,000 of cash was used to retain the exclusivity of our disc/spine license. During the three months ended March 31, 2014, $980 of cash was provided by proceeds received from the sale of fixed assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2015 and 2014 was $896,015 and $715,010, respectively. During the three months ended March 31, 2015, $801,000 of proceeds were from equity financings and $95,015 of proceeds, net of repayments, were from debt financings and other borrowings. During the three months ended March 31, 2014, $625,000 of proceeds were from equity financings and $90,010 of proceeds, net of repayments, were from debt financings.

23 │Page

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 31, 2015. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

24 │Page

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not applicable. See, however, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2015, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2013, Quarterly Reports on Form 10-Q for the periods ended March 31, 2014, June 30, 2014 and September 30, 2014, and Current Reports on Form 8-K filed with the Securities and Exchange Commission and press releases made by us), and we were available to answer questions from prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficiency and for other corporate purposes.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price		Term (Years)	Purchaser(s)	Consideration (1)
1/15/15-3/30/15	2,503,333	750,833	$0.71	(2)	5	(3)	$751,000
1/23/15-3/31/15	240,000	-	$-		-	(4)	$52,800	(5)
1/31/15-2/13/15	39,098	-	$-		-	(4)	$17,594	(5)
2/11/15	200,000	100,000	$0.45	(6)	5	(3)	$50,000
2/12/15-3/02/15	20,381	-	$-		-	(4)	$9,375	(5)
2/17/15	222,245	-	$-		-	(3)	$55,984	(7)
3/13/15	816	-	$-		-	(4)	$359	(5)
3/31/15	12,500	-	$-		-	(4)	$5,000	(5)

(1)	The value of the non-cash consideration was estimated to be the fair value of our restricted common stock. Since our shares are thinly traded in the open market, the fair value of our equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares.

(2)	Warrants to purchase 125,000 and 625,833 shares of common stock have exercise prices per share of $0.50 and $0.75, respectively.

(3)	Accredited investor.

(4)	Consultant.

(5)	Issued in consideration of consulting services.

(6)	Warrants to purchase 50,000 and 50,000 shares of common stock have exercise prices per share of $0.40 and $0.50, respectively.

(7)	Issued in connection with the conversion of convertible notes payable.

25 │Page

Item 3. Defaults Upon Senior Securities.

See “Liquidity and Capital Resources” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
31.1	Chief Executive Officer Certification *
31.2	Chief Financial Officer Certification *
32	Section 1350 Certification **
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

*	Filed herewith
**	Furnished and not filed herewith

26 │Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2015	BIORESTORATIVE THERAPIES, INC.

	By:	/s/	Mark Weinreb
Mark Weinreb
Chief Executive Officer
(Principal Executive and Financial Officer)

27 │Page