Form 10-Q
period 2015-06-30
BioRestorative Therapies, Inc.
filed 2015-08-14
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of August 12, 2015, there were 2,826,324 shares of the issuer’s common stock outstanding.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets

Current Assets:
Cash	$6,445	$91,798
Accounts receivable	50,982	-
Inventories	2,492	1,945
Prepaid expenses and other current assets	34,055	20,570
Deferred offering costs	152,167	-

Total Current Assets	246,141	114,313

Property and equipment, net	702,348	493,856
Intangible assets, net	1,076,189	1,037,732
Security deposit	45,900	45,900

Total Assets	$2,070,578	$1,691,801

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$1,746,614	$1,111,879
Accrued expenses and other current liabilities	1,887,484	1,466,506
Accrued interest	56,027	94,026
Current portion of notes payable, net of debt discount of $81,366 and $113,257 at June 30, 2015 and December 31, 2014, respectively	1,115,319	5,688,239
Deferred revenues	114,118	164,349

Total Current Liabilities	4,919,562	8,524,999
Accrued interest, non-current portion	1,539	5,195
Notes payable, non-current portion	30,000	50,000

Total Liabilities	4,951,101	8,580,194

Commitments and contingencies

Stockholders’ Deficiency:
Preferred stock, $0.01 par value; Authorized, 5,000,000 shares; none issued and outstanding at June 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value;
Authorized, 30,000,000 shares; Issued 2,818,363 and 1,725,596 shares at June 30, 2015 and December 31, 2014, respectively;
Outstanding 2,790,431 and 1,697,664 shares at June 30, 2015 and December 31, 2014, respectively	2,818	1,726
Additional paid-in capital	25,729,104	18,541,907
Accumulated deficit	(28,580,445)	(25,400,026)
Treasury stock, at cost, 27,932 shares at June 30, 2015 and December 31, 2014	(32,000)	(32,000)

Total Stockholders’ Deficiency	(2,880,523)	(6,888,393)

Total Liabilities and Stockholders’ Deficiency	$2,070,578	$1,691,801

See Notes to these Condensed Consolidated Financial Statements

 1 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$148,764	$175,941	$333,666	$176,316

Cost of sales	74,645	42,366	151,077	42,426

Gross Profit	74,119	133,575	182,589	133,890

Operating Expenses
Marketing and promotion	49,091	15,535	94,028	47,329
Consulting	138,991	557,565	504,060	824,763
Research and development	452,488	293,330	859,344	787,071
General and administrative	696,353	548,632	1,613,927	1,184,632

Total Operating Expenses	1,336,923	1,415,062	3,071,359	2,843,795

Loss From Operations	(1,262,804)	(1,281,487)	(2,888,770)	(2,709,905)

Other (Expense) Income
Interest expense	(60,096)	(72,390)	(124,736)	(145,521)
Amortization of debt discount	(71,369)	(145,930)	(140,884)	(244,435)
Loss on extinguishment of notes payable, net	(26,029)	-	(26,029)	(49,094)
Warrant modification expense	-	-	-	(30,128)
Gain on settlement of payables	-	166,668	-	176,268

Total Other Expense	(157,494)	(51,652)	(291,649)	(292,910)

Net Loss	$(1,420,298)	$(1,333,139)	$(3,180,419)	$(3,002,815)

Net Loss Per Share
- Basic and Diluted	$(0.64)	$(1.17)	$(1.60)	$(2.79)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	2,227,400	1,142,606	1,993,544	1,077,606

See Notes to these Condensed Consolidated Financial Statements

 2 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficiency

For the Six Months Ended June 30, 2015

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance - December 31, 2014	1,725,596	$1,726	$18,541,907	$(25,400,026)	(27,932)	$(32,000)	$(6,888,393)

Shares and warrants issued for cash	180,167	180	1,050,820	-	-	-	1,051,000

Conversion of notes payable and accrued interest into common stock	34,869	35	170,030	-	-	-	170,065

Shares issued in satisfaction of accrued services	943	1	8,480	-	-	-	8,481

Shares and warrants issued in connection with settlement agreement	4,230	4	151,996	-	-	-	152,000

Warrants issued as debt discount in connection with notes payable	-	-	54,415	-	-	-	54,415

Shares and warrants issued in exchange of notes payable	853,360	853	5,141,212	-	-	-	5,142,065

Warrant modifications	-	-	15,900	-	-	-	15,900

Beneficial conversion features related to convertible notes payable	-	-	10,690	-	-	-	10,690

Stock-based compensation:
- common stock	19,198	19	99,128	-	-	-	99,147
- options	-	-	484,526	-	-	-	484,526

Net loss	-	-	-	(3,180,419)	-	-	(3,180,419)
Balance - June 30, 2015	2,818,363	$2,818	$25,729,104	$(28,580,445)	(27,932)	$(32,000)	$(2,880,523)

See Notes to these Condensed Consolidated Financial Statements

 3 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Six Months Ended
	June 30,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(3,180,419)	$(3,002,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	140,884	244,435
Accretion of interest expense	6,012	-
Depreciation and amortization	89,452	50,139
Loss on sale of property and equipment	-	1,009
Stock-based compensation	583,673	917,792
Loss on extinguishment of note payables, net	26,029	49,094
Gain on settlement of payables	-	(176,268)
Warrant modification expense	10,000	30,128
Changes in operating assets and liabilities:
Accounts receivable	(50,982)	-
Inventories	(547)	175
Prepaid expenses and other current assets	(13,485)	2,648
Accounts payable	313,352	(369,047)
Accrued interest, expenses and other current liabilities	641,873	267,810
Deferred revenues	(50,231)	224,975

Total Adjustments	1,696,030	1,242,890

Net Cash Used In Operating Activities	(1,484,389)	(1,759,925)

Cash Flows From Investing Activities
Purchases of property and equipment	(151,914)	-
Proceeds from sale of property and equipment	-	980
License maintenance costs	(75,000)	-

Net Cash (Used In) Provided By Investing Activities	(226,914)	980

Cash Flows From Financing Activities
Deferred offering costs	(8,050)	-
Proceeds from notes payable	515,000	670,000
Repayments of notes payable	-	(53,000)
Advances from director, officer and family member of officer	274,085	15,015
Repayment of advances from director and officer	(206,085)	(40,005)
Proceeds from exercise of warrants	-	80,000
Sales of common stock and warrants for cash	1,051,000	945,000

Net Cash Provided By Financing Activities	1,625,950	1,617,010

Net Decrease In Cash	(85,353)	(141,935)

Cash - Beginning	91,798	201,098

Cash - Ending	$6,445	$59,163

See Notes to these Condensed Consolidated Financial Statements

 4 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows — Continued

(unaudited)

	For The Six Months Ended
	June 30,
	2015	2014
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$46,161	$43,821

Non-cash investing and financing activities:
Warrant modification in connection with extension or exchanges of notes payable	$5,900	$-
Shares and warrants issued in connection with issuance or extension of notes payable	$54,415	$15,000
Shares and warrants issued in exchange for notes payable and accrued interest	$5,116,036	$343,026
Conversion of notes payable and accrued interest into common stock	$170,065	$166,768
Shares issued in satisfaction of accrued consulting services	$8,481	$-
Accrued interest reclassified as principal in connection with note payable reissuance	$-	$73,058
Beneficial conversion features set up as debt discount	$10,690	$41,384
Accrued deferred offering costs	$144,117	$-
Shares and warrants issued in connection with settlement agreement	$152,000	$-
Accrued liabilities associated with purchases of property and equipment	$109,487	$-
Indebtedness satisfied via legal settlement	$5,000	$-

See Notes to these Condensed Consolidated Financial Statements

 5 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Business Organization, Nature of Operations and Basis of Presentation

BioRestorative Therapies, Inc. (together with its subsidiaries, “BRT” or the “Company”) develops therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells. BRT’s website is at www.biorestorative.com. BRT is currently pursuing a Disc/Spine Program. Its lead cell therapy candidate, brtxDISC™ (Disc Implanted Stem Cells), is a product formulated from autologous (or a person’s own) cultured mesenchymal stem cells collected from the patient’s bone marrow. The product is intended to be used for the non-surgical treatment of protruding and bulging lumbar discs in patients suffering from chronic lumbar disc disease. BRT is also engaging in research efforts with respect to a platform technology utilizing brown adipose (fat) for therapeutic purposes and has labeled this initiative its ThermoStem® Program. Through the program, BRT is developing an allogeneic cell-based therapy to target obesity and metabolic disorders using brown adipose (fat) derived stem cells to generate brown adipose tissue (“BAT”). BAT is intended to mimic naturally occurring brown adipose depots that regulate metabolic homeostasis in humans. Further, BRT has developed an ingredient derived from human adult stem cells, which can be used by third party companies in the development of their own skin care products. The ingredient was developed pursuant to BRT’s brtx-C Cosmetic Program. BRT’s Stem Pearls® brand offers plant stem cell-based cosmetic skincare products that are available for purchase online at www.stempearls.com.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year ending December 31, 2015 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2014 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 31, 2015.

Effective January 1, 2015, the Company changed its state of incorporation from the State of Nevada to the State of Delaware pursuant to a plan of conversion, dated December 22, 2014 (the “Plan of Conversion”). Pursuant to the Plan of Conversion, the Company also adopted new bylaws, which became effective on January 1, 2015.

Effective July 7, 2015, pursuant to authority granted by the stockholders of the Company, the Company implemented a 1-for-20 reverse split of the Company’s issued and outstanding common stock (the “Reverse Split”) and a reduction in the number of shares of common stock authorized to be issued by the Company from 200,000,000 to 30,000,000. All share and per share information has been retroactively adjusted to reflect the Reverse Split for all periods presented, unless otherwise indicated.

Note 2 – Going Concern and Management Plans

As of June 30, 2015, the Company had a working capital deficiency and a stockholders’ deficiency of $4,673,421 and $2,880,523, respectively. During the three and six months ended June 30, 2015, the Company incurred net losses of $1,420,298 and $3,180,419, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s primary source of operating funds since inception has been equity and debt financings. The Company intends to continue to raise additional capital through debt and equity financings. There is no assurance that these funds will be sufficient to enable the Company to fully complete its development activities or attain profitable operations. If the Company is unable to obtain such additional financing on a timely basis and, notwithstanding any request the Company may make, the Company’s debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, the Company may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations and liquidate.

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

Subsequent to June 30, 2015, the Company has raised an aggregate of $180,000 and $200,000 through equity financing and debt financing, respectively, and (b) $30,000 and $1,736 of debt and accrued interest, respectively, has been exchanged for or converted into common stock. The Company currently expects to be able to fund its operations through September 2015.  While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital. As of the filing date of this report, the Company has notes payable with an aggregate principal balance of $275,000 which are past due. The Company is currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. However, there can be no assurance that the Company will be successful in extending or converting these notes. See Note 8 – Subsequent Events for additional details.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of Stem Cell Cayman Ltd. (“Cayman”) and Stem Pearls, LLC. All significant intercompany transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the periods. The Company’s significant estimates and assumptions include the recoverability and useful lives of long-lived assets, the fair value of the Company’s stock, stock-based compensation, warrants issued in connection with notes payable and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Concentrations and Credit Risk

Two pharmaceutical clients comprised substantially all of the Company’s revenue during the three and six months ended June 30, 2015. See Revenue Recognition – Research and Development Agreements below.

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

On February 11, 2015, the term of the March 19, 2014 research and development agreement with a Japanese pharmaceutical company was extended by three months to June 19, 2015. During the three and six months ended June 30, 2015, the Company recognized revenue of $50,000 and $100,000, respectively, upon achievement of specified deliverables (milestone method). During the six months ended June 30, 2015, the final deliverable pursuant the research and development agreement was completed and delivered. Through June 30, 2015, $200,000 had been received under the agreement, $250,000 had been recognized as revenue and the unpaid $50,000 is recorded as accounts receivable.

 7 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies - Continued

Revenue Recognition – Continued

Research and Development Agreements – Continued

During the six months ended June 30, 2015, in connection with a March 24, 2014 research and development agreement with a U.S. pharmaceutical company, the Company received the third and fourth of four quarterly payments in the aggregate amount of $177,234. Through June 30, 2015, $605,359 had been received under the agreement, $491,241 had been recognized as revenue and $114,118 was recorded as deferred revenues on the condensed consolidated balance sheet.

During the three and six months ended June 30, 2015, the Company recognized revenue related to research and development agreements of $146,764 and $327,466. During the three and six months ended June 30, 2014, the Company recognized revenue related to research and development agreements of $175,025.

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

During the three and six months ended June 30, 2015, the Company has recognized $2,000 and $6,000 respectively, of revenue related to the Company’s sublicense agreement. During the three and six months ended June 30, 2014, the Company recognized no revenue related to the Company’s sublicense agreement.

During the three and six months ended June 30, 2015, the Company recognized revenue related to sales of Stem Pearls® skincare products of $0 and $200, respectively. During the three and six months ended June 30, 2014, the Company recognized revenue related to sales of Stem Pearls® skincare products of $916 and $1,291, respectively.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2015	2014
Options	789,200	435,450
Warrants	728,850	316,283
Convertible notes	65,719	74,100
Total potentially dilutive shares	1,583,769	825,833

 8 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies - Continued

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Since the shares underlying the Company’s 2010 Equity Participation Plan (the “Plan”) were registered on May 27, 2014, the Company estimates the fair value of the awards granted under the Plan based on the market value of its freely tradable common stock as reported on the OTCQB market. The fair value of the Company’s restricted equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares. Awards granted to directors are treated on the same basis as awards granted to employees.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed in Note 8.

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	June 30,	December 31,
	2015	2014
	(unaudited)

Credit card payable	$3,296	$4,739
Accrued payroll	860,253	679,277
Advances from related parties	68,000	-
Accrued purchases of property and equipment	54,781	174,801
Accrued research and development expenses	401,175	292,395
Accrued general and administrative expenses	456,077	315,294
Deferred rent	43,902	-
Total	$1,887,484	$1,466,506

During the six months ended June 30, 2015, the Company received an aggregate of $274,085 in non-interest bearing advances from an officer of the Company and a family member of an officer of the Company and made aggregate repayments of $206,085, such that the Company had a liability to the officer and the family member of an officer of $68,000 at June 30, 2015, which was due on demand. During the six months ended June 30, 2014, the Company received an aggregate of $15,015 in non-interest bearing advances from an officer of the Company and made aggregate repayments to a director of the Company, an officer of the Company and a family member of an officer of the Company of $40,005 of advances (plus accrued interest).

 9 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable

A summary of the notes payable activity during the six months ended June 30, 2015 is presented below:

	Bermuda
	Lender	Convertible	Other	Debt
	(defined below)	Notes	Notes	Discount	Total

Outstanding, December 31, 2014	$4,410,937	$175,000	$1,265,559	$(113,257)	$5,738,239
Issuance	-	315,000	244,000	-	559,000
Indebtedness satisfied via settlement	-	-	(5,000)	-	(5,000)
Exchanges to equity	(4,410,937)	(16,667)	(592,874)	-	(5,020,478)
Conversion to equity	-	(158,333)	-	-	(158,333)
Recognition of debt discount	-	-	-	(115,005)[1]	(115,005)
Accretion of interest expense	-	-	-	6,012 [1]	6,012
Amortization of debt discount	-	-	-	140,884	140,884
Outstanding, June 30, 2015	$-	$315,000 [2]	$911,685	$(81,366)	$1,145,319

[1]	During the six months ended June 30, 2015, a note in the principal amount of $244,000 bears no interest and was issued for cash consideration of $200,000. The $44,000 difference between the principal amount of the note and the cash received was recorded as debt discount and is being amortized to interest expense over the term of the note.

[2]	As of June 30, 2015, convertible notes with an aggregate principal balance of $315,000 were convertible into shares of common stock at the election of the Company. Of such aggregate principal balance, under certain circumstances, the holder has the right to convert $75,000 in principal into shares of common stock.

Bermuda Lender

On May 11, 2015, Cayman and a lender to Cayman (the “Bermuda Lender”) agreed to extend the maturity date of a note with a principal balance of $410,938 from May 7, 2015 to June 30, 2015 (the “New Maturity Date”). The Bermuda Lender waived any and all defaults under the note, including with respect to the failure by the Company to pay to the Bermuda Lender pursuant to the note the aggregate amount of $316,297 (the “Unpaid Amount”) received by the Company from its research and development agreements (see Note 3 – Summary of Significant Accounting Policies – Revenue Recognition – Research and Development Agreements). The Unpaid Amount was payable on the New Maturity Date together with all other amounts then payable pursuant to the note.

On May 27, 2015, the Company and the Bermuda Lender agreed to exchange five notes (including the note referred to in the above paragraph) with an aggregate principal amount of $4,410,937 and aggregate accrued interest of $69,436 for 746,730 shares of common stock and an immediately vested five-year warrant to purchase 186,682 shares of common stock at an exercise price of $15.00 per share with a grant date fair value of $672,056. In connection with the exchange, the Company extended the expiration date of a previously outstanding warrant to purchase 40,000 shares of common stock from December 31, 2015 to December 31, 2017. During the three and six months ended June 30, 2015, the Company recognized a $5,327 loss on the extinguishment of notes payable in connection with the exchange for the shares of common stock and a warrant.

As of June 30, 2015, the Bermuda Lender is a related party as a result of the size of its ownership interest in the Company’s common stock.

 10 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable - Continued

Convertible Notes and Other Notes

Issuances

During the six months ended June 30, 2015, the Company issued convertible notes with an aggregate principal balance of $315,000 which mature between July 2015 and December 2015 and accrue interest at rates ranging from 10% to 12% per annum payable at maturity. The convertible notes are convertible into shares of the Company’s common stock during the five days prior to maturity and ending on the day immediately prior to maturity at a conversion price equal to the greater of (a) a range of 62% to 65% of the fair value of the Company’s common stock or (b) $3.00 per share. In connection with the issuance of the convertible notes, the Company issued five-year, immediately vested warrants to purchase an aggregate of 17,700 shares of common stock at an exercise price of $10.00 per share. The aggregate relative fair value of the warrants of $54,415 has been recorded as debt discount and will be amortized over the term of the convertible notes.

During the six months ended June 30, 2015, the Company issued a six-month note payable with a principal amount of $244,000 for cash consideration of $200,000. The note bears no interest. The $44,000 difference between the principal amount of the note and the cash received was recorded as debt discount and is being amortized to interest expense over the term of the note.

Conversions, Exchanges and Other

During the six months ended June 30, 2015, pursuant to the original conversion terms of the convertible notes, the Company elected to convert convertible notes with an aggregate principal balance of $158,333 and aggregate accrued interest of $11,732 into an aggregate of 34,869 shares of common stock at conversion prices ranging from $4.44 to $5.16 per share.

During the six months ended June 30, 2015, the Company exchanged a convertible note in the principal amount of $16,667 and accrued interest of $827 for 3,600 shares of common stock. During the three and six months ended June 30, 2015, the Company recognized a $504 loss on extinguishment of notes payable in connection with the exchange.

During the six months ended June 30, 2015, the Company elected to exchange notes payable with an aggregate principal balance of $592,874 and aggregate accrued interest of $25,296 for an aggregate of 103,030 shares of common stock and five-year, immediately vested warrants to purchase an aggregate of 25,756 shares of common stock at an exercise price of $15.00 per share with an aggregate grant date value of $92,725. In connection with the exchange, the Company extended the expiration date of previously issued warrants to purchase an aggregate of 15,249 shares of common stock from December 31, 2015 to December 31, 2017. During the three and six months ended June 30, 2015, the Company recognized a $20,197 loss on extinguishment of notes payable in connection with the exchange.

 11 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable – Continued

Convertible Notes and Other Notes - Continued

Conversions, Exchanges and Other - Continued

During the six months ended June 30, 2015, the contingently adjustable conversion ratio associated with a certain convertible note was resolved. The Company estimated the intrinsic value of the embedded conversion option based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the convertible note. During the three and six months ended June 30, 2015, the Company recognized $0 and $10,690, respectively, of intrinsic value related to the beneficial conversion feature as debt discount which was amortized immediately. During the three and six months ended June 30, 2014, the Company recognized $41,384 of intrinsic value related to these beneficial conversion features as debt discount and the entire amount was amortized immediately.

Note 6 – Commitments and Contingencies

Operating Lease

During the three and six months ended June 30, 2015, the Company recognized approximately $29,000 and $64,000, respectively, of rent expense. Rent expense amounted to approximately $4,000 and $14,000 during the three and six months ended June 30, 2014, respectively.

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business.

In November 2013, an action was commenced against the Company in the Circuit Court of Palm Beach County, Florida by an alleged former consultant. The action was associated with an alleged $5,000 loan made in 2009 and an alleged consulting/employment agreement entered into with the Company effective in 2009. Pursuant to the action, the plaintiff was seeking to recover an unspecified amount of damages as well as the repayment of the alleged loan with interest, reimbursement for certain out-of-pocket fees and expenses, two weeks vacation pay per year, and the issuance of shares of the Company’s common stock (or alternatively the market value of such securities). On April 27, 2015, the Company and the plaintiff entered into a settlement agreement for an amount which had been accrued as of March 31, 2015. In connection with the legal settlement agreement, during the six months ended June 30, 2015, the Company issued the plaintiff 4,230 shares of common stock and five-year, immediately vested warrants to purchase an aggregate of 30,000 shares of common stock at exercise prices ranging from $7.60 to $12.00 per share. The aggregate value of the issuances of $152,000 was recognized immediately.

The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

 12 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Commitments and Contingencies - Continued

Employment Agreements

On February 9, 2015, the Company hired a President for its Disc/Spine Division (“Division President”) pursuant to an at-will employment agreement which entitles him to a specified salary and a discretionary bonus. In the event the Company terminates the Division President without cause, the Division President is entitled to cash severance payments of $150,000 paid over nine months. As additional compensation, the Company granted the Division President a ten-year option to purchase 25,000 shares of common stock at an exercise price of $9.20 per share, pursuant to the Plan. The shares vest over three years on the grant date anniversaries. The grant date value of $200,400 will be recognized proportionate to the vesting period.

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

Board of Directors

On April 6, 2015, the Company elected a new director to replace a director who had previously resigned. Concurrent with the election, the Company granted a ten-year option to purchase 15,000 shares of common stock at an exercise price of $8.00 per share, pursuant to the Plan. The shares vest ratably over three years on the grant date anniversaries and the grant date fair value of $104,100 will be recognized proportionate to the vesting period.

Note 7 – Stockholders’ Deficiency

Authorized Capital

On December 19, 2014, effective January 1, 2015, the Company’s shareholders approved the reincorporation of the Company from the State of Nevada to the State of Delaware and in connection therewith (i) approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of common stock authorized to be issued by the Company from 100,000,000 to 200,000,000; and (ii) approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of preferred stock authorized to be issued by the Company from 1,000,000 to 5,000,000. See Note 1 – Business Organization, Nature of Operations and Basis of Presentation for common stock Reverse Split information. See Note 8 – Subsequent Events.

Common Stock and Warrant Offerings

During the six months ended June 30, 2015, the Company issued an aggregate of 180,167 shares of common stock at prices ranging from $5.00 to $6.00 per unit to investors for aggregate gross proceeds of $1,051,000. In connection with the purchases, the Company issued warrants to purchase an aggregate of 56,290 shares of common stock at exercise prices ranging from $8.00 to $15.00 per share of common stock. The warrants have a term of five years and an aggregate grant date fair value of $188,883.

 13 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency - Continued

Warrant and Option Valuation

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at annual rates ranging from 0% to 5% for options granted during the six months ended June 30, 2015 and 2014. The expected term used for warrants and options issued to non-employees is the contractual life and the expected term used for options issued to employees is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. Since the Company’s stock has not been publicly traded for a sufficiently long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Stock Warrants

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following weighted average assumptions:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Risk free interest rate	1.32% - 1.71%	1.55% - 1.74%	1.22% - 1.71%	0.39% - 2.20%
Expected term (years)	5.00	5.00	5.00	1.96 - 5.00
Expected volatility	121% - 122%	120% -129%	121% - 122%	120% - 129%
Expected dividends	0.00%	0.00%	0.00%	0.00%

The weighted average estimated fair value of the warrants granted during the three and six months ended June 30, 2015 was $3.76 and $3.60 per share, respectively. The weighted average estimated fair value of the warrants granted during the three and six months ended June 30, 2014 was $3.20 and $3.80 per share, respectively.

On May 29, 2015, the Company extended the expiration date of previously outstanding warrants to purchase an aggregate of 5,000 shares of common stock from December 31, 2015 to December 31, 2017. During the three and six months ended June 30, 2015, the Company recognized $10,000 of incremental expense related to the modification of the warrants which is reflected in general and administrative expense in the condensed consolidated statements of operations.

The Company recorded stock–based compensation expense of $0 and $0 during the three and six months ended June 30, 2015, respectively, and expense of $113,400 and $167,126 during the three and six months ended June 30, 2014, respectively, related to stock warrants issued as compensation, which is reflected as consulting expense in the condensed consolidated statements of operations. As of June 30, 2015, there was no unrecognized stock-based compensation expense related to stock warrants.

 14 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Warrants – Continued

A summary of the stock warrant activity during the six months ended June 30, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2014	412,422	$17.97
Granted	316,428	13.82
Exercised	-	-
Forfeited	-	-
Outstanding, June 30, 2015	728,850	$16.17	3.8	$45,500

Exercisable, June 30, 2015	693,850	$15.47	3.9	$45,500

The following table presents information related to stock warrants at June 30, 2015:

Warrants Outstanding			Warrants Exercisable
			Weighted
		Outstanding	Average	Exercisable
Exercise		Number of	Remaining Life	Number of
Price		Warrants	In Years	Warrants

$6.00		32,500	3.9	32,500
7.60		25,000	4.8	25,000
8.00		12,500	4.5	12,500
10.00		56,554	4.6	56,554
10.60		19,000	2.9	19,000
11.60		2,500	4.3	2,500
12.00		5,000	4.8	5,000
15.00		454,638	4.0	454,638
18.80		2,500	4.3	2,500
20.00		27,500	3.9	27,500
30.00		43,140	2.0	43,140
35.00		1,000	1.8	1,000
40.00		6,176	3.4	6,176
50.00		1,000	2.1	1,000
60.00		1,842	2.8	1,842
80.00		3,000	2.3	3,000
Variable	[1]	35,000	-	-
		728,850	3.9	693,850

[1]	Warrants to purchase 35,000 shares of common stock have an exercise price which is the greater of $30.00 per share or the fair market value of the common stock on the date certain performance criteria are met. Exercisability of warrants is subject to satisfaction of certain performance criteria which did not occur during the six months ended June 30, 2015.

 15 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Risk free interest rate	1.49%	1.64% - 2.54%	1.33% - 1.64%	1.50% - 2.54%
Expected term (years)	6.00	5.00 - 10.00	5.00 - 6.00	5.00 - 10.00
Expected volatility	121%	120%	121% - 122%	120% - 121%
Expected dividends	0.00%	0.00%	0.00%	0.00%

The weighted average estimated fair value of the options granted during the three and six months ended June 30, 2015 was $6.94 and $7.64 per share, respectively. The weighted average estimated fair value of the options granted during the three and six months ended June 30, 2014 was $5.00 and $4.80 per share, respectively.

See Note 6 – Commitments and Contingencies – Employment Agreements for details associated with the grant of stock options in connection with employment agreements.

On January 23, 2015, the Company granted five-year options to consultants to purchase an aggregate of 5,000 shares of common stock at an exercise price of $9.40 per share, pursuant to the Plan. The shares vest as follows: (i) 3,750 shares vest ratably over three months from the date of grant, (ii) 625 shares vest immediately and (iii) 625 shares vest on the one-year anniversary of the date of grant. The aggregate grant date value of $39,200 will be recognized proportionate to the vesting period.

The following table presents information related to stock option expense:

							Weighted
							Average
							Remaining
	For the Three Months Ended		For The Six Months Ended		Unrecognized at		Amortization
	June 30,		June 30,		June 30,		Period
	2015	2014	2015	2014	2015		(Years)

Consulting	$21,427	$150,962	$118,230	$251,575	$476,246		2.3
Research and development	104,720	32,324	233,152	153,714	643,481	[1]	2.2
General and administrative	63,859	21,280	133,144	104,979	764,074		2.2

	$190,006	$204,566	$484,526	$510,268	$1,883,801		2.2

[1]	Includes $266,096 of unrecognized expense that is subject to non-employee mark-to-market adjustments.

 16 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options – Continued

A summary of the stock option activity during the six months ended June 30, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2014	779,200	$12.18
Granted	45,000	8.82
Exercised	-	-
Forfeited	(35,000)	6.34
Outstanding, June 30, 2015	789,200	$12.25	8.0	$317,000

Exercisable, June 30, 2015	365,327	$17.49	7.2	$28,500

The following table presents information related to stock options at June 30, 2015:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$5.70	35,000	9.0	15,000
6.40	25,000	-	-
6.60	281,250	4.2	3,750
6.80	12,500	-	-
7.80	3,000	4.0	3,000
8.00	15,000	-	-
9.20	25,000	-	-
9.40	5,000	4.6	4,375
10.00	17,250	4.4	17,250
10.60	2,000	8.7	2,000
12.00	49,000	8.3	49,000
13.00	133,750	8.3	92,502
20.00	6,550	7.5	6,550
21.00	113,500	6.6	113,500
22.00	250	2.0	250
24.00	500	0.9	500
25.00	2,150	1.4	2,150
28.00	17,500	4.1	10,500
30.00	45,000	7.4	45,000
	789,200	7.2	365,327

 17 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Compensatory Common Stock Issuances

During the six months ended June 30, 2015, the Company issued an aggregate of 19,198 shares of common stock valued at $99,147 to consultants pursuant to consulting agreements for services rendered during the period.

During the six months ended June 30, 2015, the Company issued 943 shares of common stock valued at $8,481 in satisfaction of previously accrued professional services.

The following table presents information related to compensatory common stock expense:

	For the Three Months Ended		For The Six Months Ended		Unrecognized at
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015

Consulting	$22,500	$224,500	$90,300	$234,500	$-
Research and development	-	1,827	8,847	5,898	-

	$22,500	$226,327	$99,147	$240,398	$-

Note 8 - Subsequent Events

Stock-based Compensation

Subsequent to June 30, 2015, the Company issued an aggregate of 6,500 shares of immediately vested common stock to a consultant and the Company’s legal counsel.

Subsequent to June 30, 2015, the Company granted ten-year options to employees and advisors to purchase an aggregate of 19,750 shares of common stock at an exercise price of $8.75 per share, pursuant to the Plan. The shares vest as follows: (i) 12,250 shares vest ratably over three years on the grant date anniversaries and (ii) 7,500 shares vest pursuant to the satisfaction of certain performance conditions.

Common Stock and Warrant Offerings

Subsequent to June 30, 2015, the Company issued an aggregate of 26,430 shares of common stock at prices ranging from $6.00 to $7.00 per share to investors for gross proceeds of $180,000. In connection with the purchases, the Company issued five-year warrants to purchase an aggregate of 22,680 shares of common stock at exercise prices ranging from $10.00 to $15.00 per share of common stock. In connection with these issuances previously outstanding warrants to purchase an aggregate of 24,500 shares of common stock had their exercise prices reduced to $10.00 per share from exercise prices ranging from $11.60 to $50.00 per share.

Short Term Advances

Subsequent to June 30, 2015, the Company received an aggregate of $55,000 in non-interest bearing advances from a director of the Company and an officer of the Company.

 18 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Subsequent Events – Continued

Notes Payable

On July 7, 2015, pursuant to the provisions of a convertible note with a principal balance of $30,000, the Company elected to convert $30,000 of principal, together with accrued interest of $1,736, into 6,490 shares of common stock at a conversion price of $4.89 per share.

On July 9, 2015, the Company issued a convertible note in the principal amount of $100,000 which bears interest at a rate of 10% per annum payable on maturity. The convertible note is payable as follows: (i) $25,000 of the principal and the respective accrued interest on such principal is payable six months from the issuance date (the “July Note First Maturity Date”), (ii) $25,000 of principal and the respective accrued interest on such principal is payable two weeks following the July Note First Maturity Date, (iii) $25,000 of principal and the respective accrued interest on such principal is payable four weeks following the July Note First Maturity Date and (iv) $25,000 of principal and the respective accrued interest on such principal is payable six weeks following the July Note First Maturity Date. Each $25,000 of principal and the respective accrued interest on such principal is convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to each maturity date and ending on the day immediately prior to each maturity date at a conversion price equal to the greater of (a) 62% of the fair value of the Company’s stock or (b) $3.00 per share. In the event that the Company elects to effect a conversion, then, during the five day period following the conversion, the holder shall have the right to convert the then outstanding principal amount of the convertible note, together with accrued and unpaid interest thereon, into shares of the Company’s common stock at a conversion price equal to the conversion price in the Company-effected conversion. In connection with the financing, a five-year warrant to purchase 3,300 shares of common stock at an exercise price of $10.00 per share was issued to the lender.

On July 27, 2015, the Company issued a six-month convertible note in the principal amount of $50,000 which bears interest at a rate of 10% per annum payable on maturity. This note and the accrued interest is convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to the maturity date and ending on the day immediately prior to the maturity date at a conversion price equal to 65% of the fair market value of the Company’s stock or $3.00 per share, whichever is greater. In connection with the financing, a five-year warrant to purchase 1,500 shares of common stock at an exercise price of $10.00 per share was issued to the lender.

On August 13, 2015, the Company issued a convertible note in the principal amount of $60,000 for cash consideration of $50,000 which bears interest at a rate of 1% per annum payable on maturity. The convertible note is payable as follows: (i) $20,000 of the principal and the respective accrued interest on such principal is payable six months from the issuance date (the “August Note First Maturity Date”), (ii) $20,000 of principal and the respective accrued interest on such principal is payable two weeks following the August Note First Maturity Date, and (iii) $20,000 of principal and the respective accrued interest on such principal is payable one month following the August Note First Maturity Date. Each $20,000 of principal and the respective accrued interest on such principal is convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to each maturity date and ending on the day immediately prior to each maturity date at a conversion price equal to the greater of (a) 62% of the fair value of the Company’s stock or (b) $3.00 per share. In the event that the Company elects to effect a conversion, then, during the five day period following the conversion, the holder shall have the right to convert the then outstanding principal amount of the convertible note, together with accrued and unpaid interest thereon, into shares of the Company’s common stock at a conversion price equal to the conversion price in the Company-effected conversion.

 19 | Page

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of BioRestorative Therapies, Inc. (together with its subsidiaries, “BRT”) for the three and six months ended June 30, 2015 and 2014 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to BRT. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2015.

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

Overview

We develop therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult (non-embryonic) stem cells. We are currently pursuing our Disc/Spine Program with our initial therapeutic product being called brtxDISC™ (Disc Implanted Stem Cells). We have obtained a license to use technology for adult stem cell treatment of disc and spine conditions, including protruding and bulging lumbar discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the legs and feet. We are also developing our ThermoStem® Program. This pre-clinical program involves the use of brown fat in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies.

We are also developing a curved needle device (“CND”) that is a needle system to allow access to difficult to locate regions for the delivery or removal of fluids and other substances.

We also offer stem cell derived cosmetic and skin care products.

We have relocated our offices to Melville, New York where we have established a new laboratory facility in order to increase our capabilities for the further development of possible cellular-based treatments, products and protocols, stem cell-related intellectual property and translational research applications.

 20 | Page

As of June 30, 2015, our accumulated deficit was $28,580,445, our stockholders’ deficiency was $2,880,523 and our working capital deficiency was $4,673,421. While we have recently begun to generate a modest amount of revenue, our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

Based upon our working capital deficiency as of June 30, 2015 and our forecast for continued operating losses, we require equity and/or debt financing to continue our operations. As of June 30, 2015, our outstanding debt of $1,226,685, together with interest at stated rates ranging between 10% and 15% per annum, was due on various dates through February 2016. Subsequent to June 30, 2015, we have received aggregate equity and debt financing of $180,000 and $200,000, respectively, and $30,000 and $1,736 of debt and accrued interest, respectively, has been exchanged for common stock. Giving effect to the above actions, we currently have notes payable aggregating $275,000 which are past due. Based upon our working capital deficiency and outstanding debt, we expect to be able to fund our operations through September 2015. We are currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. We are currently considering several different financing alternatives to support our operations thereafter. If we are unable to obtain such additional financing on a timely basis and, notwithstanding any request we may make, our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. See “Liquidity and Capital Resources” below.

Recent Developments

Board of Directors

On April 6, 2015, our Board of Directors elected a new director to replace a director who had previously resigned. Concurrent with the election, we granted to such new director a ten-year option to purchase 15,000 shares of common stock at an exercise price of $8.00 per share, pursuant to the Plan. The shares vest ratably over three years on the grant date anniversaries.

 21 | Page

Consolidated Results of Operations

Three Months Ended June 30, 2015 Compared With Three Months Ended June 30, 2014

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended June 30, 2015 and 2014, respectively:

	For The
	Three Months Ended
	June 30,
	2015	2014

Revenues	$148,764	$175,941

Cost of sales	74,645	42,366

Gross Profit	74,119	133,575

Operating Expenses
Marketing and promotion	49,091	15,535
Consulting	138,991	557,565
Research and development	452,488	293,330
General and administrative	696,353	548,632

Total Operating Expenses	1,336,923	1,415,062

Loss From Operations	(1,262,804)	(1,281,487)

Other (Expense) Income
Interest expense	(60,096)	(72,390)
Amortization of debt discount	(71,369)	(145,930)
Loss on extinguishment of notes payable, net	(26,029)	-
Gain on settlement of payables	-	166,668

Total Other Expense	(157,494)	(51,652)

Net Loss	$(1,420,298)	$(1,333,139)

Revenues

For the three months ended June 30, 2015, we generated $148,764 of aggregate revenues, consisting of $146,764 of revenues through the services provided pursuant to our research and development agreements and $2,000 of royalty revenue in connection with our sublicense agreement. For the three months ended June 30, 2014, we generated $175,025 of revenues through the services provided pursuant to our research and development agreements and $916 of sales of Stem Pearls® skincare products.

Cost of sales

For the three months ended June 30, 2015, cost of sales was $74,645 as compared to $42,366 for the comparable 2014 period, primarily due to increased research and development activities related to our research and development agreements. For the three months ended June 30, 2015, cost of sales consisted solely of costs related to our research and development agreements. For the three months ended June 30, 2014, cost of sales consisted primarily of costs related to our research and development agreements.

For the three months ended June 30, 2015, gross profit was $74,119 (50% of revenues) as compared to $133,575 (76% of revenues) for the comparable 2014 period, primarily due to increased research and development costs related to our research and development agreements. The Company incurred additional costs in the current period relating to its research agreements as a result of the increased usage of a third-party lab.

 22 | Page

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, and entertainment and travel expenses. For the three months ended June 30, 2015, marketing and promotion expenses increased by $33,556, or 216%, to $49,091 from $15,535 in the comparable 2014 period. The increase is primarily due to increased travel expenses of approximately $9,000 and increased hotel expenses of approximately $8,000.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended June 30, 2015, consulting expenses decreased $418,574, or 75%, to $138,991 from $557,565 in the comparable 2014 period. The decrease is primarily due to an approximate $445,000 decrease in non-cash stock-based compensation to directors, consultants and advisors, partially offset by an increase of approximately $34,000 in cash compensation to consultants.

Research and development

Research and development expenses include cash and non-cash compensation of our Chief Executive Officer (in part) along with employee, consultant and other costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended June 30, 2015, research and development expenses increased by $159,158, or 54%, to $452,488 from $293,330 in the comparable 2014 period. The increase is primarily attributable to an increase in payroll of approximately $111,000 due to hiring of new staff, an increase in stock-based compensation to directors, consultants and advisors in the amount of approximately $70,000, the costs incurred related to operating our Melville laboratory of approximately $68,000, all partially offset by a decrease in cash compensation to consultants of approximately $62,000 and a decrease in compensation to our Chief Executive Officer of approximately $26,000.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of our Chief Executive Officer or employees attributable to research and development) as well as corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the three months ended June 30, 2015, general and administrative expenses increased by $147,721, or 27%, to $696,353 from $548,632 in the comparable 2014 period. The increase is primarily due to increased professional fees of approximately $76,000 primarily due to additional accounting costs associated with the relocation to our Melville location, an increase in stock-based compensation to employees in the amount of approximately $42,000 due to awards granted during the second half of 2014, and increased salary and payroll expenses associated with hiring additional personnel of approximately $26,000.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the three months ended June 30, 2015, interest expense decreased $12,294, or 17%, to $60,096 from $72,390 in the comparable 2014 period. The decrease was due to a lower average debt balance as compared to the second quarter of 2014.

Amortization of debt discount

For the three months ended June 30, 2015, amortization of debt discount decreased by $74,561, or 51%, to $71,369 from $145,930 in the comparable 2014 period. The decrease was primarily due to the decrease to note issuances and timing.

 23 | Page

Loss on extinguishment of notes payable, net

For the three months ended June 30, 2015, we recorded a loss on extinguishment of notes payable, net of $26,029, which is associated with investors’ exchange of debt into equity securities. For the three months ended June 30, 2014, there was no loss on extinguishment of notes payable, net.

Gain on settlement of payables

For the three months ended June 30, 2015, we recognized a gain on settlement of payables of $0. For the three months ended June 30, 2014, we recorded a $166,668 gain on the settlement amendment of our University of Utah Research Agreement regarding our brown fat and disc/spine initiatives, whereby a portion of the fees payable to the University of Utah were cancelled.

Six Months Ended June 30, 2015 Compared With Six Months Ended June 30, 2014

The following table presents selected items in our unaudited condensed consolidated statements of operations for the six months ended June 30, 2015 and 2014, respectively:

	For The
	Six Months Ended
	June 30,
	2015	2014

Revenues	$333,666	$176,316

Cost of sales	151,077	42,426

Gross Profit	182,589	133,890

Operating Expenses
Marketing and promotion	94,028	47,329
Consulting	504,060	824,763
Research and development	859,344	787,071
General and administrative	1,613,927	1,184,632

Total Operating Expenses	3,071,359	2,843,795

Loss From Operations	(2,888,770)	(2,709,905)

Other (Expense) Income
Interest expense	(124,736)	(145,521)
Amortization of debt discount	(140,884)	(244,435)
Loss on extinguishment of notes payable, net	(26,029)	(49,094)
Warrant modification expense	-	(30,128)
Gain on settlement of payables	-	176,268

Total Other Expense	(291,649)	(292,910)

Net Loss	$(3,180,419)	$(3,002,815)

Revenues

For the six months ended June 30, 2015, we generated $327,466 of revenues through the services provided pursuant to our research and development agreements, $6,000 from royalty revenue and $200 from sales of Stem Pearls® skincare products. For the six months ended June 30, 2014, we generated $175,025 of revenues through the services provided pursuant to our research and development agreements and $1,291 of sales of Stem Pearls® skincare products.

 24 | Page

Cost of sales

For the six months ended June 30, 2015, cost of sales was $151,077 as compared to $42,426 for the comparable 2014 period. For the six months ended June 30, 2015, cost of sales consisted almost entirely of costs related to our research and development agreements. For the six months ended June 30, 2014, cost of sales consisted primarily of costs related to our research and development agreements.

For the six months ended June 30, 2015, gross profit was $182,589 (55% of revenues) as compared to $133,890 (76% of revenues) for the comparable 2014 period, primarily due to increased research and development costs related to our research and development agreements. The Company incurred additional costs in the current period relating to its research agreements as a result of the increased usage of a third-party lab.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, and entertainment and travel expenses. For the six months ended June 30, 2015, marketing and promotion expenses increased by $46,699, or 99%, to $94,028 from $47,329 in the comparable 2014 period. The increase is primarily due to increased travel expenses of approximately $14,000 and increased hotel expenses of approximately $12,000.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the six months ended June 30, 2015, consulting expenses decreased $320,703, or 39%, to $504,060 from $824,763 in the comparable 2014 period. The decrease is primarily due to an approximate $445,000 decrease in non-cash stock-based compensation to directors, consultants and advisors, partially offset by an increase cash compensation to consultants of approximately $124,000.

Research and development

Research and development expenses include cash and non-cash compensation of our Chief Executive Officer (in part) along with employee, consultant and other costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the six months ended June 30, 2015, research and development expenses increased by $72,273, or 9%, to $859,344 from $787,071 in the comparable 2014 period. The increase is primarily attributable to an increase in payroll of approximately $165,000 due to hiring of new staff, the costs incurred related to operating our Melville laboratory of approximately $88,000, an increase in stock-based compensation to directors, consultants and advisors in the amount of approximately $82,000, all partially offset by a decrease in cash compensation to consultants of approximately $118,000, the amendment of our University of Utah Research Agreement resulting in a reduction of expense related to our brown fat and disc/spine initiatives as compared to the prior period of approximately $90,000 and the reduction of our Chief Executive Officer’s salary which resulted in approximately $53,000 less expense.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of our Chief Executive Officer or employees attributable to research and development) as well as corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the six months ended June 30, 2015, general and administrative expenses increased by $429,295, or 36%, to $1,613,927 from $1,184,632 in the comparable 2014 period. The increase is primarily due to increased professional fees of approximately $314,000 primarily due to a legal settlement, an increase in salary and payroll expenses associated with hiring additional personnel of approximately $63,000, an increase in expenses related to furnishing and operating our Melville offices of approximately $37,000 and an increase in stock-based compensation to employees in the amount of approximately $28,000 due to awards granted during the second half of 2014.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

 25 | Page

Interest expense

For the six months ended June 30, 2015, interest expense decreased $20,785, or 14%, to $124,736 from $145,521 in the comparable 2014 period. The decrease was due to a lower average debt balance as compared to the comparable 2014 period.

Amortization of debt discount

For the six months ended June 30, 2015, amortization of debt discount decreased by $103,551, or 42%, to $140,884 from $244,435 in the comparable 2014 period. The decrease was primarily due to the decrease in note issuances and timing.

Loss on extinguishment of notes payable, net

For the six months ended June 30, 2015, we recorded a loss on extinguishment of notes payable of $26,029, as compared to a net loss on extinguishment of notes payable of $49,094 for the comparable 2014 period, which is associated with investors’ exchange of debt into equity securities

Warrant modification expense

For the six months ended June 30, 2015, we recorded warrant modification expense of $0. For the six months ended June 30, 2014, we recorded expense of $30,128 related to the modification of outstanding investor warrants.

Gain on settlement of payables

For the six months ended June 30, 2015, we recognized a gain on settlement of payables of $0. For the six months ended June 30, 2014, we recorded a $176,268 gain primarily related to the settlement amendment of our University of Utah Research Agreement regarding our brown fat and disc/spine initiatives whereby a portion of the fees payable to the University of Utah were cancelled.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	June 30,	December 31,
	2015	2014
	(unaudited)

Cash	$6,445	$91,798

Working Capital Deficiency	$(4,673,421)	$(8,410,686)

Notes Payable (Gross - Current)	$1,196,685	$5,851,496

Availability of Additional Funds

Based upon our working capital deficiency and stockholders’ deficiency of $4,673,421 and $2,880,523, respectively, as of June 30, 2015, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

As of June 30, 2015, our outstanding debt of $1,226,685, together with interest at stated rates ranging between 10% and 15% per annum, was due on various dates through February 2016. Subsequent to June 30, 2015, we have received aggregate equity and debt financing of $180,000 and $200,000, respectively, and $30,000 and $1,736 of debt and accrued interest, respectively, has been exchanged for common stock. Giving effect to the above actions, we currently have notes payable aggregating $275,000 which are past due. As of the date of filing, our outstanding debt was as follows:

 26 | Page

Principal
Maturity Date	Amount

Past Due	$275,000
QE 12/31/15	921,685
QE 3/31/16	210,000

$1,406,685

While we are actively pursuing a meaningful capital raise, there were no closings thereon prior to the submission of this filing. Based upon our working capital deficiency, outstanding debt and forecast for continued operating losses we expect that the cash we currently have available will fund our operations through September 2015. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes). Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

During the six months ended June 30, 2015 and 2014, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the six months ended June 30, 2015 and 2014 in the amounts of $1,484,389 and $1,759,925, respectively. The net cash used in operating activities for the six months ended June 30, 2015 was primarily due to cash used to fund a net loss of $3,180,419, adjusted for net non-cash expenses in the aggregate amount of $856,050 partially offset by $839,980 of net cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accrued interest, expenses and other current liabilities and deferred revenues. The net cash used in operating activities for the six months ended June 30, 2014 was primarily due to cash used to fund a net loss of $3,002,815, adjusted for non-cash expenses in the aggregate amount of $1,116,329 partially offset by $126,561 of net cash provided primarily as a result of increases in accounts payable plus accrued expenses and other current liabilities, due to cash constraints during the period.

Net Cash (Used in) Provided by Investing Activities

During the six months ended June 30, 2015, $151,914 of cash was used to purchase fixed assets and $75,000 was used to retain exclusivity of our disc/spine license. During the six months ended June 30, 2014, $980 was provided by investing activities from the sale of fixed assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2015 and 2014 was $1,625,950 and $1,617,010, respectively. During the six months ended June 30, 2015, $583,000 of net proceeds were from debt financings and $1,051,000 of proceeds were from equity financings. During the six months ended June 30, 2014, $592,010 of proceeds were from debt financings and $1,025,000 of proceeds were from equity financings (including proceeds received in connection with the exercise of common stock purchase warrants).

 27 | Page

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2015, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2014, in some cases our Quarterly Report on Form 10-Q for the period ended March 31, 2015, and Current Reports on Form 8-K filed with the Securities and Exchange Commission and press releases made by us), and we were available to answer questions from prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficit.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price	Term (Years)	Purchaser(s)	Consideration (1)
4/7/15	25,000	6,250	$15.00	5	(2)	$150,000
4/23/15 - 6/23/15	4,500	-	-	-	(3)	$19,800	(4)
4/29/15	4,230	-	-	-	(3)	$33,000	(5)
5/8/15	10,000	2,500	$15.00	5	(2)	$50,000
5/11/15	5,903	-	-	-	(2)	$26,205	(6)
5/14/15 - 5/27/15	849,760	212,438	$15.00	5	(2)	$5,098,543	(7)
5/21/15	5,098	-	-	-	(2)	$26,301	(6)
6/4/15	3,600	-	-	-	(2)	$17,494	(7)
6/8/15	5,243	-	-	-	(2)	$26,425	(6)
6/11/15 - 6/27/15	7,512	-	-	-	(2)	$35,150	(6)
6/24/15	10,000	5,000	$10.00	5	(2)	$50,000

(1)	The value of the non-cash consideration was estimated to be the fair value of our restricted common stock. Since our shares are thinly traded in the open market, the fair value of our equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares.

(2)	Accredited investor.

(3)	Consultant.

(4)	Issued in consideration of consulting services.

(5)	Issued in consideration of legal settlement agreement.

(6)	Issued in connection with the conversion of convertible notes payable.

(7)	Issued in connection with the exchange of convertible notes payable.

 29 | Page

Item 3. Defaults Upon Senior Securities.

See “Liquidity and Capital Resources” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
3.1	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 included with our Current Report on Form 8-K for an event dated July 7, 2015 filed with the Securities and Exchange Commission)
31.1	Chief Executive Officer Certification *
31.2	Chief Financial Officer Certification *
32	Section 1350 Certification **
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

*	Filed herewith
**	Furnished herewith

 30 | Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2015	BIORESTORATIVE THERAPIES, INC.

By:	/s/ Mark Weinreb
Mark Weinreb
Chief Executive Officer
(Principal Executive and Financial Officer)

 31 | Page