Form 10-Q
period 2015-09-30
BioRestorative Therapies, Inc.
filed 2015-11-23
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

As of November 19, 2015, there were 3,133,329 shares of the issuer’s common stock outstanding.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets

Current Assets:
Cash	$12,793	$91,798
Inventories	2,492	1,945
Prepaid expenses and other current assets	28,546	20,570
Deferred offering costs	341,167	-

Total Current Assets	384,998	114,313

Property and equipment, net	662,502	493,856
Intangible assets, net	1,057,465	1,037,732
Security deposit	45,900	45,900

Total Assets	$2,150,865	$1,691,801

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$2,110,257	$1,111,879
Accrued expenses and other current liabilities	1,969,286	1,466,506
Accrued interest	40,151	94,026
Current portion of notes payable, net of debt discount of $66,501 and $113,257 at September 30, 2015 and December 31, 2014, respectively	1,244,202	5,688,239
Deferred revenues	101,527	164,349

Total Current Liabilities	5,465,423	8,524,999
Accrued interest, non-current portion	39,420	5,195
Notes payable, non-current portion, net of debt discount of $7,818 and $0 at September 30, 2015 and December 31, 2014, respectively	422,182	50,000

Total Liabilities	5,927,025	8,580,194

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock, $0.01 par value; Authorized, 5,000,000 shares; none issued and outstanding at September 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value; Authorized, 30,000,000 shares; Issued 2,882,200 and 1,725,596 shares at September 30, 2015 and December 31, 2014, respectively; Outstanding 2,854,268 and 1,697,664 shares at September 30, 2015 and December 31, 2014, respectively	2,882	1,726
Additional paid-in capital	26,457,238	18,541,907
Accumulated deficit	(30,204,280)	(25,400,026)
Treasury stock, at cost, 27,932 shares at September 30, 2015 and December 31, 2014	(32,000)	(32,000)

Total Stockholders' Deficiency	(3,776,160)	(6,888,393)

Total Liabilities and Stockholders' Deficiency	$2,150,865	$1,691,801

See Notes to these Condensed Consolidated Financial Statements

1 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$96,122	$159,930	$429,788	$336,246

Cost of sales	50,921	66,115	201,998	108,541

Gross Profit	45,201	93,815	227,790	227,705

Operating Expenses
Marketing and promotion	40,412	41,840	134,440	89,169
Consulting	282,536	154,492	786,596	979,255
Research and development	615,648	290,707	1,474,992	1,077,778
General and administrative	596,515	502,783	2,210,442	1,687,415

Total Operating Expenses	1,535,111	989,822	4,606,470	3,833,617

Loss From Operations	(1,489,910)	(896,007)	(4,378,680)	(3,605,912)

Other (Expense) Income
Interest expense	(80,647)	(74,780)	(205,383)	(220,301)
Amortization of debt discount	(37,063)	(137,167)	(177,947)	(381,602)
Loss on extinguishment of notes payable, net	-	-	(26,029)	(49,094)
Warrant modification expense	(16,215)	-	(16,215)	(30,128)
Gain on settlement of payables	-	7,500	-	183,768

Total Other Expense	(133,925)	(204,447)	(425,574)	(497,357)

Net Loss	$(1,623,835)	$(1,100,454)	$(4,804,254)	$(4,103,269)

Net Loss Per Share - Basic and Diluted	$(0.57)	$(0.81)	$(2.11)	$(3.51)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	2,829,416	1,352,188	2,275,223	1,170,139

See Notes to these Condensed Consolidated Financial Statements

2 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders' Deficiency

For the Nine Months Ended September 30, 2015

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance - December 31, 2014	1,725,596	$1,726	$18,541,907	$(25,400,026)	(27,932)	$(32,000)	$(6,888,393)

Shares and warrants issued for cash	227,550	228	1,360,772	-	-	-	1,361,000

Conversion of notes payable and accrued interest into common stock	41,359	41	201,760	-	-	-	201,801

Shares issued in satisfaction of accrued services	943	1	8,480	-	-	-	8,481

Shares and warrants issued in connection with settlement agreement	4,230	4	151,996	-	-	-	152,000

Warrants issued as debt discount in connection with notes payable	-	-	82,042	-	-	-	82,042

Shares and warrants issued in exchange of notes payable and accrued interest	853,360	853	5,141,212	-	-	-	5,142,065

Warrant modifications	-	-	22,115	-	-	-	22,115

Beneficial conversion features related to convertible notes payable	-	-	10,690	-	-	-	10,690

Stock-based compensation:
- common stock	27,698	28	141,619	-	-	-	141,647
- options and warrants	-	-	794,646	-	-	-	794,646

Impact of share rounding as a result of reverse stock split	1,464	1	(1)				-

Net loss	-	-	-	(4,804,254)	-	-	(4,804,254)

Balance - September 30, 2015	2,882,200	$2,882	$26,457,238	$(30,204,280)	(27,932)	$(32,000)	$(3,776,160)

See Notes to these Condensed Consolidated Financial Statements

3 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Nine Months Ended
	September 30,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(4,804,254)	$(4,103,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	177,947	381,602
Accretion of interest expense	47,626	-
Depreciation and amortization	150,646	73,889
Loss on sale of property and equipment	-	1,009
Stock-based compensation	936,293	1,075,499
Loss on extinguishment of note payables, net	26,029	49,094
Gain on settlement of payables	-	(183,768)
Warrant modification expense	16,215	30,128
Changes in operating assets and liabilities:
Inventories	(547)	580
Prepaid expenses and other current assets	(7,976)	11,629
Security deposit	-	(45,900)
Accounts payable	629,944	(488,416)
Accrued interest	(19,650)	3,919
Accrued expenses and other current liabilities	842,545	445,749
Deferred revenues	(62,822)	154,662

Total Adjustments	2,736,250	1,509,676

Net Cash Used In Operating Activities	(2,068,004)	(2,593,593)

Cash Flows From Investing Activities
Purchases of property and equipment	(360,466)	(1,526)
Proceeds from sale of property and equipment	-	980
License maintenance costs	(75,000)	-

Net Cash Used In Investing Activities	(435,466)	(546)

Cash Flows From Financing Activities
Deferred offering costs	(8,050)	-
Proceeds from notes payable	950,015	670,000
Repayments of notes payable	-	(53,000)
Advances from director, officer and family member of officer	401,575	35,539
Repayment of advances from director and officer	(280,075)	(60,529)
Proceeds from exercise of warrants	-	80,000
Sales of common stock and warrants for cash	1,361,000	2,095,001

Net Cash Provided By Financing Activities	2,424,465	2,767,011

Net (Decrease) Increase In Cash	(79,005)	172,872

Cash - Beginning	91,798	201,098

Cash - Ending	$12,793	$373,970

See Notes to these Condensed Consolidated Financial Statements

4 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows -- Continued

(unaudited)

	For The Nine Months Ended
	September 30,
	2015	2014
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$59,603	$76,060

Non-cash investing and financing activities:
Warrant modification in connection with extension or exchanges of notes payable	$5,900	$-
Shares and warrants issued in connection with issuance or extension of notes payable	$82,042	$136,000
Shares and warrants issued in exchange for notes payable and accrued interest	$5,116,036	$343,026
Conversion of notes payable and accrued interest into common stock	$201,801	$327,946
Shares issued in satisfaction of accrued consulting services	$8,481	$75,000
Accrued interest reclassified as principal in connection with note payable reissuance	$-	$73,058
Beneficial conversion features set up as debt discount	$10,690	$86,563
Accrued deferred offering costs	$333,117	$-
Shares and warrants issued in connection with settlement agreement	$152,000	$71,050
Accrued liabilities associated with purchases of property and equipment	$96,441	$-
Advances converted into note payable, related party	$65,000	$-
Indebtedness satisfied via legal settlement	$5,000	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year ending December 31, 2015 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2014 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 31, 2015.

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

Note 2 – Going Concern and Management Plans

As of September 30, 2015, the Company had a working capital deficiency and a stockholders’ deficiency of $5,080,425 and $3,776,160, respectively. During the three and nine months ended September 30, 2015, the Company incurred net losses of $1,623,835 and $4,804,254, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company's primary source of operating funds since inception has been equity and debt financings. The Company intends to continue to raise additional capital through debt and equity financings. There is no assurance that these funds will be sufficient to enable the Company to fully complete its development activities or attain profitable operations. If the Company is unable to obtain such additional financing on a timely basis or, notwithstanding any request the Company may make, the Company’s debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, the Company may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations and liquidate.

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

Subsequent to September 30, 2015, the Company has raised an aggregate of $637,500 and $150,000 through private equity financing and debt financing, respectively, and $405,000 and $65,002 of debt and accrued interest, respectively, has been exchanged for or converted into common stock. The Company currently expects to be able to fund its operations through December 2015.  While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital. As of the filing date of this report, the Company has notes payable with an aggregate principal balance of $646,703 which are past due. The Company is currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. However, there can be no assurance that the Company will be successful in extending or converting these notes. See Note 8 – Subsequent Events for additional details.

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

Concentrations and Credit Risk

Two pharmaceutical clients comprised substantially all of the Company’s revenue during the three and nine months ended September 30, 2015. See Revenue Recognition – Research and Development Agreements below.

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

On February 11, 2015, the term of the March 19, 2014 research and development agreement with a Japanese pharmaceutical company was extended by three months to June 19, 2015. During the three and nine months ended September 30, 2015, the Company recognized revenue of $0 and $100,000, respectively, upon achievement of specified deliverables (milestone method). During the nine months ended September 30, 2015, the final deliverable pursuant the research and development agreement was completed and delivered. Through September 30, 2015, $250,000 had been received under the agreement and had been recognized as revenue.

7 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies - Continued

Revenue Recognition – Continued

Research and Development Agreements – Continued

During the nine months ended September 30, 2015, in connection with a March 24, 2014 research and development agreement with a U.S. pharmaceutical company, the Company received payments in the aggregate amount of $260,766. Through September 30, 2015, $688,891 had been received under the agreement, $587,364 had been recognized as revenue and $101,527 was recorded as deferred revenues on the condensed consolidated balance sheet.

During the three and nine months ended September 30, 2015, the Company recognized revenue related to research and development agreements of $96,122 and $423,588, respectively. During the three and nine months ended September 30, 2014, the Company recognized revenue related to research and development agreements of $159,376 and $334,401, respectively.

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

During the three and nine months ended September 30, 2015, the Company recognized $0 and $6,000 respectively, of revenue related to the Company’s sublicense agreement. During the three and nine months ended September 30, 2014, the Company recognized no revenue related to the Company’s sublicense agreement.

During the three and nine months ended September 30, 2015, the Company recognized revenue related to sales of Stem Pearls® skincare products of $0 and $200, respectively. During the three and nine months ended September 30, 2014, the Company recognized revenue related to sales of Stem Pearls® skincare products of $554 and $1,845, respectively.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2015	2014
Options	810,200	439,200
Warrants	792,334	370,426
Convertible notes	170,561	21,221
Total potentially dilutive shares	1,773,095	830,847

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

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	September 30,	December 31,
	2015	2014
	(unaudited)

Credit card payable	$3,171	$4,739
Accrued payroll	978,255	679,277
Advances from related parties	56,500	-
Accrued purchases of property and equipment	-	174,801
Accrued research and development expenses	466,175	292,395
Accrued general and administrative expenses	421,432	315,294
Deferred rent	43,753	-
Total	$1,969,286	$1,466,506

During the nine months ended September 30, 2015, the Company received an aggregate of $401,575 in non-interest bearing advances from an officer of the Company and a family member of an officer of the Company, made aggregate repayments of $280,075 and converted an advance in the amount of $65,000 into a non-interest bearing note payable in the principal amount of $75,000, with a maturity date of October 30, 2015. See Note 5 – Notes Payable for further details regarding the conversion of an advance to a note payable.

9 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable

A summary of the notes payable activity during the nine months ended September 30, 2015 is presented below:

	Bermuda
	Lender	Convertible	Other	Debt
	(defined below)	Notes	Notes	Discount	Total

Outstanding, December 31, 2014	$4,410,937	$175,000	$1,265,559	$(113,257)	$5,738,239
Issuance	-	625,000	478,018	-	1,103,018
Indebtedness satisfied via settlement	-	-	(5,000)	-	(5,000)
Exchanges to equity	(4,410,937)	(16,667)	(592,874)	-	(5,020,478)
Conversion to equity	-	(188,333)	-	-	(188,333)
Recognition of debt discount	-	-	-	(186,635)[1]	(186,635)
Accretion of interest expense	-	-	-	47,626 [1]	47,626
Amortization of debt discount	-	-	-	177,947	177,947
Outstanding, September 30, 2015	$-	$595,000 [2]	$1,145,703	$(74,319)	$1,666,384

[1]	During the nine months ended September 30, 2015, notes in the aggregate amount of $538,018 bear no interest and were issued for cash consideration of $450,015. The $88,003 difference between the principal amount of the notes and the cash received was recorded as debt discount and is being amortized to interest expense over the term of the notes.

[2]	As of September 30, 2015, convertible notes with an aggregate principal balance of $595,000 were convertible into shares of common stock at the election of the Company. Of such aggregate principal balance, under certain circumstances, the holder has the right to convert $190,000 in principal into shares of common stock.

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

On May 27, 2015, the Company and the Bermuda Lender agreed to exchange five notes (including the note referred to in the above paragraph) with an aggregate principal amount of $4,410,937 and aggregate accrued interest of $69,436 for 746,730 shares of common stock and an immediately vested five-year warrant to purchase 186,682 shares of common stock at an exercise price of $15.00 per share with a grant date fair value of $672,056. In connection with the exchange, the Company extended the expiration date of a previously outstanding warrant to purchase 40,000 shares of common stock from December 31, 2015 to December 31, 2017. During the nine months ended September 30, 2015, the Company recognized a $5,327 loss on the extinguishment of notes payable in connection with the exchange for the shares of common stock and a warrant. As of September 30, 2015, the Bermuda Lender is a related party as a result of the size of its ownership interest in the Company's common stock.

10 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable - Continued

Convertible Notes and Other Notes

Issuances

During the nine months ended September 30, 2015, the Company issued convertible notes with an aggregate principal balance of $625,000 for aggregate cash consideration of $615,000 which mature between July 2015 and March 2016 and accrue interest at rates ranging from 1% to 12% per annum payable at maturity. The $10,000 difference between the principal amount of the convertible notes and the cash received was recorded as debt discount and is being amortized to interest expense over the term of the convertible notes. The convertible notes are convertible into shares of the Company's common stock during the five days prior to maturity and ending on the day immediately prior to maturity at a conversion price equal to the greater of (a) a range of 55% to 65% of the fair value of the Company's common stock or (b) $2.00 or $3.00 per share depending on the note. In connection with the issuance of the convertible notes, the Company issued five-year, immediately vested warrants to purchase an aggregate of 25,885 shares of common stock at an exercise price of $10.00 per share. The aggregate relative fair value of the warrants of $82,042 has been recorded as debt discount and will be amortized over the term of the convertible notes.

During the nine months ended September 30, 2015, the Company issued notes payable with an aggregate principal amount of $478,018 for aggregate cash consideration of $400,015, including the issuance of a note payable in the principal amount of $75,000 for a short term advance from a related party in the amount of $65,000. The notes mature between October 2015 and December 2015, bear no interest and the $78,003 difference between the aggregate principal amount of the notes and the cash received was recorded as debt discount and is being amortized to interest expense over the term of the notes.

Conversions, Exchanges and Other

During the nine months ended September 30, 2015, pursuant to the original conversion terms of the convertible notes, the Company elected to convert convertible notes with an aggregate principal balance of $188,333 and aggregate accrued interest of $13,468 into an aggregate of 41,359 shares of common stock at conversion prices ranging from $4.44 to $5.16 per share.

During the nine months ended September 30, 2015, the Company exchanged a convertible note in the principal amount of $16,667 and accrued interest of $827 for 3,600 shares of common stock. During the nine months ended September 30, 2015, the Company recognized a $504 loss on extinguishment of notes payable in connection with the exchange.

During the nine months ended September 30, 2015, the Company elected to exchange notes payable with an aggregate principal balance of $592,874 and aggregate accrued interest of $25,296 for an aggregate of 103,030 shares of common stock and five-year, immediately vested warrants to purchase an aggregate of 25,756 shares of common stock at an exercise price of $15.00 per share with an aggregate grant date value of $92,725. In connection with the exchange, the Company extended the expiration date of previously issued warrants to purchase an aggregate of 15,249 shares of common stock from December 31, 2015 to December 31, 2017. During the nine months ended September 30, 2015, the Company recognized a $20,197 loss on extinguishment of notes payable in connection with the exchange.

During the nine months ended September 30, 2015, the contingently adjustable conversion ratio associated with a certain convertible note was resolved. The Company estimated the intrinsic value of the embedded conversion option based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the convertible note. During the three and nine months ended September 30, 2015, the Company recognized $0 and $10,690, respectively, of intrinsic value related to the beneficial conversion feature as debt discount which was amortized immediately.

During the three and nine months ended September 30, 2014, the Company recognized $45,179 and $86,563, respectively, of intrinsic value related to these beneficial conversion features as debt discount and the entire amount was amortized immediately.

11 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Commitments and Contingencies

Operating Lease

During the three and nine months ended September 30, 2015, the Company recognized approximately $33,000 and $97,000, respectively, of rent expense. Rent expense amounted to approximately $3,000 and $17,000 during the three and nine months ended September 30, 2014, respectively.

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business.

In November 2013, an action was commenced against the Company in the Circuit Court of Palm Beach County, Florida by an alleged former consultant. The action was associated with an alleged $5,000 loan made in 2009 and an alleged consulting/employment agreement entered into with the Company effective in 2009. Pursuant to the action, the plaintiff was seeking to recover an unspecified amount of damages as well as the repayment of the alleged loan with interest, reimbursement for certain out-of-pocket fees and expenses, two weeks vacation pay per year, and the issuance of shares of the Company’s common stock (or alternatively the market value of such securities). On April 27, 2015, the Company and the plaintiff entered into a settlement agreement for an amount which had been accrued as of March 31, 2015. In connection with the legal settlement agreement, during the nine months ended September 30, 2015, the Company issued the plaintiff 4,230 shares of common stock and five-year, immediately vested warrants to purchase an aggregate of 30,000 shares of common stock at exercise prices ranging from $7.60 to $12.00 per share. The aggregate value of the issuances of $152,000 was recognized immediately.

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

Employment Agreements – Continued

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

Consulting Agreements

On August 13, 2015, a February 17, 2011 agreement for business advisory services that had expired on June 30, 2015 was further amended. Pursuant to the amendment, the agreement was reinstated effective as of July 1, 2015 and provided for an expiration date of June 30, 2016 (the “New Business Advisory Term”). In consideration of services rendered during the New Business Advisory Term, the Company agreed to pay a cash fee of $15,000 per month and the Company granted an immediately vested five-year warrant to purchase 10,000 shares of common stock at an exercise price of $12.00 per share and an immediately vested five-year warrant to purchase 10,000 shares of common stock at an exercise price of $10.00 per share. The aggregate grant date value of the warrants of $74,923 was recognized immediately.

Note 7 – Stockholders’ Deficiency

Authorized Capital

On December 19, 2014, the Company’s stockholders approved the reincorporation of the Company from the State of Nevada to the State of Delaware effective January 1, 2015, and in connection therewith (i) approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of common stock authorized to be issued by the Company from 100,000,000 to 200,000,000; and (ii) approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of preferred stock authorized to be issued by the Company from 1,000,000 to 5,000,000. See Note 1 – Business Organization, Nature of Operations and Basis of Presentation for common stock Reverse Split information.

On September 4, 2015, the Compensation Committee of the Board increased the number of shares authorized to be issued pursuant to the Plan from 1,000,000 to 2,000,000, subject to stockholder approval.

Private Common Stock and Warrant Offerings

During the nine months ended September 30, 2015, the Company issued an aggregate of 227,550 shares of common stock and five-year warrants to purchase an aggregate of 91,589 shares of common stock at exercise prices ranging from $8.00 to $15.00 per share of common stock for aggregate gross proceeds of $1,361,000. The warrants had an aggregate grant date fair value of $322,732. In connection with certain of the issuances, the Company reduced the exercise prices of previously outstanding warrants to purchase an aggregate 24,500 shares of common stock from between $11.60 and $18.80 per share to a new exercise price of $10.00 per share.

13 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency - Continued

Warrant and Option Valuation

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at annual rates ranging from 0% to 5% for options granted during the three and nine months ended September 30, 2015 and 2014. The expected term used for warrants and options issued to non-employees is the contractual life and the expected term used for options issued to employees is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. Since the Company’s stock has not been publicly traded for a sufficiently long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Stock Warrants

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following weighted average assumptions:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Risk free interest rate	1.50% - 1.69%	1.64% - 1.76%	1.32% - 1.71%	0.39% - 2.20%
Expected term (years)	5.00	5.00	5.00	1.96 - 5.00
Expected volatility	120%	116%	120% - 122%	116% - 129%
Expected dividends	0.00%	0.00%	0.00%	0.00%

The weighted average estimated fair value of the warrants granted during the three and nine months ended September 30, 2015 was $4.21 and $3.63 per share, respectively. The weighted average estimated fair value of the warrants granted during the three and nine months ended September 30, 2014 was $3.00 and $3.40 per share, respectively.

On May 29, 2015, the Company extended the expiration date of previously outstanding warrants to purchase an aggregate of 5,000 shares of common stock from December 31, 2015 to December 31, 2017. During the three and nine months ended September 30, 2015, the Company recognized $6,215 and $16,215, respectively, of incremental expense related to the modification of the warrants which is reflected in general and administrative expense in the condensed consolidated statements of operation.

The Company recorded stock–based compensation expense of $74,923 during the three and nine months ended September 30, 2015, and expense of $1,500 and $168,626 during the three and nine months ended September 30, 2014, respectively, related to stock warrants issued as compensation, which is reflected as consulting expense in the condensed consolidated statements of operations. As of September 30, 2015, there was no unrecognized stock-based compensation expense related to stock warrants.

14 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Warrants – Continued

A summary of the stock warrant activity during the nine months ended September 30, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2014	412,422	$17.97
Granted	379,912	13.25
Exercised	-	-
Forfeited	-	-
Outstanding, September 30, 2015	792,334	$15.71	3.7	$-

Exercisable, September 30, 2015	757,334	$15.05	3.7	$-

The following table presents information related to stock warrants at September 30, 2015:

Warrants Outstanding			Warrants Exercisable
			Weighted
		Outstanding	Average	Exercisable
Exercise		Number of	Remaining Life	Number of
Price		Warrants	In Years	Warrants

6.00 - 10.00		178,788	4.4	178,788
10.01 - 14.99		36,500	3.6	36,500
15.00 - 19.99		458,388	3.7	458,388
20.00 - 80.00		83,658	2.5	83,658
Variable	[1]	35,000	-	-
		792,334	3.7	757,334

[1]	Warrants to purchase 35,000 shares of common stock have an exercise price which is the greater of $30.00 per share or the fair market value of the common stock on the date certain performance criteria are met. Exercisability of warrants is subject to satisfaction of certain performance criteria which did not occur during the nine months ended September 30, 2015.

15 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Risk free interest rate	1.58% - 2.19%	1.82%	1.33% - 2.19%	1.50% - 2.54%
Expected term (years)	5.42 - 10.00	5.00	5.00 - 10.00	5.00 - 10.00
Expected volatility	120%	116%	120% - 122%	116% - 121%
Expected dividends	0.00%	0.00%	0.00%	0.00%

The weighted average estimated fair value of the options granted during the three and nine months ended September 30, 2015 was $7.52 and $7.60 per share, respectively. The weighted average estimated fair value of the options granted during the three and nine months ended September 30, 2014 was $5.40 and $4.80 per share, respectively.

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

On August 13, 2015, the Company granted ten-year options to employees and advisors to purchase an aggregate of 21,000 shares of common stock at an exercise price of $8.75 per share, pursuant to the Plan. The shares vest as follows: (i) 13,500 shares vest ratably over three years on the grant date anniversaries and (ii) 7,500 shares vest pursuant to the satisfaction of certain performance conditions. The aggregate grant date value of $157,900 will be recognized proportionate to the vesting period.

On September 4, 2015, the Company issued ten-year options to employees, directors, advisors and consultants to purchase an aggregate of 505,250 shares of common stock at an exercise price of $7.00 per share, pursuant to the Plan. The shares vest as follows: (i) 201,750 shares vest immediately and (ii) 303,500 shares vest ratably over three years on the issuance date anniversaries. The exercisability of the options is subject to stockholder approval of an increase in the number of shares authorized to be issued pursuant to the Plan from 1,000,000 to 2,250,000. Pursuant to Accounting Standards Codification 718, the options are not deemed to be granted until stockholder approval is obtained. As of September 30, 2015, the Company had not obtained stockholder approval. Accordingly, the Company did not recognize stock-based compensation expense related to the issuance during the three and nine months ended September 30, 2015 and the options are not considered outstanding as of September 30, 2015. The annual meeting of stockholders is scheduled for December 22, 2015.

16 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options – Continued

On September 4, 2015, the Compensation Committee of the Board determined that, with respect to all outstanding options granted under the Plan, to the extent not already provided for in the stock option agreement evidencing the option grant, the optionee be given the right to exercise the option on a cashless basis as contemplated by Section 13(b) of the Plan and, other than in the case of the Company’s CEO, in the event of a termination of employment, directorship, consultancy or membership on the Company’s Scientific Advisory Board, to the extent that the options are then exercisable, they shall remain exercisable until twelve months following such termination (unless the stock option agreement evidencing the option grant provides that such options are exercisable until the expiration date of the options), but in no event shall the options be exercisable after the respective expiration dates of the options.

The following table presents information related to stock-based compensation expense associated with stock options:

							Weighted
							Average
							Remaining
	For the Three Months Ended		For The Nine Months Ended		Unrecognized at		Amortization
	September 30,		September 30,		September 30,		Period
	2015	2014	2015	2014	2015		(Years)

Consulting	$60,383	$35,662	$178,613	$287,237	$415,863		2.0
Research and development	115,625	80,275	348,777	233,989	666,047	[1]	2.3
General and administrative	59,189	21,280	192,333	126,259	679,893		2.0

	$235,197	$137,217	$719,723	$647,485	$1,761,803		2.1

[1]	Includes $252,937 of unrecognized expense that is subject to non-employee mark-to-market adjustments.

A summary of the stock option activity during the nine months ended September 30, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2014	779,200	$12.18
Granted	66,000	8.80
Exercised	-	-
Forfeited	(35,000)	6.34
Outstanding, September 30, 2015	810,200	$12.16	7.8	$-

Exercisable, September 30, 2015	476,160	$14.94	7.3	$-

The above table excludes the impact of options to purchase an aggregate of 505,250 shares of common stock at an exercise price of $7.00 per share which are subject to stockholder approval of an increase in the number of shares authorized to be issued pursuant to the Plan from 1,000,000 to 2,250,000. As of September 30, 2015, stockholder approval had not been obtained. The annual meeting of stockholders is scheduled for December 22, 2015.

17 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options – Continued

The following table presents information related to stock options at September 30, 2015:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

5.70 - 6.99	353,750	8.5	129,583
7.00 - 9.99	69,000	4.0	7,375
10.00 - 19.99	202,000	7.6	160,752
20.00 - 30.00	185,450	6.3	178,450
	810,200	7.3	476,160

The above table excludes the impact of options to purchase an aggregate of 505,250 shares of common stock at an exercise price of $7.00 per share which are subject to stockholder approval of an increase in the number of shares authorized to be issued pursuant to the Plan from 1,000,000 to 2,250,000. As of September 30, 2015, stockholder approval had not been obtained. The annual meeting of stockholders is scheduled for December 22, 2015.

Compensatory Common Stock Issuances

During the nine months ended September 30, 2015, the Company issued an aggregate of 27,698 shares of immediately vested common stock valued at $141,647 to consultants pursuant to consulting agreements for services rendered during the period.

During the nine months ended September 30, 2015, the Company issued 943 shares of common stock valued at $8,481 in satisfaction of previously accrued professional services.

The following table presents information related to compensatory common stock expense:

	For the Three Months Ended		For The Nine Months Ended		Unrecognized at
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015

Consulting	$42,500	$88,200	$132,800	$322,700	$-
Research and development	-	5,790	8,847	11,688	-

	$42,500	$93,990	$141,647	$334,388	$-

18 | Page

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 - Subsequent Events

Short Term Advances

Subsequent to September 30, 2015, the Company received an aggregate of $75,000 in non-interest bearing advances from directors of the Company and an officer of the Company and made aggregate repayments of $31,500 in non-interest bearing advances to a director of the Company and an officer of the Company.

Private Common Stock and Warrant Offerings

Subsequent to September 30, 2015, the Company issued an aggregate of 159,375 shares of common stock and five-year warrants to purchase an aggregate of 159,375 shares of common stock at exercise prices ranging from $5.00 to $6.00 per share to investors for aggregate gross proceeds of $637,500. In connection with the purchase of 125,000 shares of common stock (the “Shares”) and a warrant to purchase 125,000 shares of common stock at an exercise price of $5.00 per share (the “Warrant”) for gross proceeds of $500,000, the Company agreed to cause the appointment and election of the investor to its Board of Directors. In the event that the Company fails to cause the appointment and election of the investor to its Board of Directors within 30 days of the closing, the investor shall have a right to require the Company to repurchase the Shares for the purchase price paid by the investor ($4.00 per Share) and the Warrant shall be deemed cancelled. In the event that the Board of Directors fails to adopt a certain resolution relating to corporate opportunities or any time proposes to or does rescind, revoke or modify such resolution, the investor shall have a right to cause the Company to repurchase the Shares for a purchase price per Share equal to the greater of (a) $4.00 or (b) the average of the closing prices of the Company’s common stock on the five trading days immediately preceding the date of the repurchase.

Notes Payable

On October 9, 2015, the Company issued a two-month note payable to an affiliate of the Bermuda Lender with a principal amount of $150,000. The note bears interest at a rate of 10% per annum. In the event that, prior to the maturity date, the Company receives any proceeds from a public equity offering or monies in payment of an accounts receivable, then, the Company shall be obligated to prepay the principal and interest on a dollar-for-dollar basis to the extent of such monies so received, but not to exceed the outstanding principal and interest balance of the note. The note is secured by a security interest in a patent held by the Company associated with its brown fat program.

Effective October 14, 2015, the Company and certain lenders agreed to exchange notes with an aggregate principal amount of $380,000 and aggregate accrued interest of $63,776, including $25,000 of guaranteed interest classified as principal, for an aggregate of 110,944 shares of common stock and five-year warrants to purchase an aggregate of 110,944 shares of common stock at an exercise price of $4.00 per share.

On November 9, 2015, pursuant to the provisions of a convertible note with a principal balance of $100,000, the Company elected to convert the initial $25,000 of the principal, together with accrued interest of $1,226, into 8,742 shares of common stock at a conversion price of $3.00 per share.

As of September 30, 2015 the Company reclassified principal amount of $430,000 and accrued interest in the amount of $39,420 to notes payable, non-current portion and accrued interest, non-current portion, respectively, on the condensed consolidated balance sheets.

License Agreement

Subsequent to September 30, 2015, the Company, as licensee, and a stem cell treatment company, as licensor, entered into an amendment to a January 27, 2012 license agreement between them. Pursuant to the amendment, effective November 30, 2015, the Company has granted to the licensor a non-exclusive sublicense to use, and the right to sublicense to third parties the right to use, in United States locations certain intellectual property related to stem cell disc procedures that the licensor has licensed to the Company. In consideration of the sublicense, the licensor has agreed to pay the Company royalties on a per disc procedure basis.

19 | Page

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of BioRestorative Therapies, Inc. (together with its subsidiaries, "BRT") for the three and nine months ended September 30, 2015 and 2014 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to BRT. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2015.

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

Overview

We develop therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult (non-embryonic) stem cells. We are currently pursuing our Disc/Spine Program with our initial therapeutic product being called brtxDISC (Disc Implanted Stem Cells). We have obtained a license to use technology for adult stem cell treatment of disc and spine conditions, including protruding and bulging lumbar discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the legs and feet. We are also developing our ThermoStem Program. This pre-clinical program involves the use of brown fat in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies. A United States patent related to the ThermoStem Program issued in September 2015.

We are developing a patented curved needle device, or CND, that is a needle system to allow access to difficult to locate regions for the delivery or removal of fluids and other substances. We also offer stem cell derived cosmetic and skin care products.

We have relocated our offices to Melville, New York where we have established a new laboratory facility in order to increase our capabilities for the further development of possible cellular-based treatments, products and protocols, stem cell-related intellectual property and translational research applications.

As of September 30, 2015, our accumulated deficit was $30,204,280, our stockholders’ deficiency was $3,776,160 and our working capital deficiency was $5,080,425. While we have recently generated a modest amount of revenue, our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

20 | Page

Based upon our working capital deficiency as of September 30, 2015 and our forecast for continued operating losses, we require equity and/or debt financing to continue our operations. As of September 30, 2015, our outstanding debt of $1,740,703, together with interest at stated rates ranging between 1% and 15% per annum, was due on various dates through March 2016. Subsequent to September 30, 2015, we have received aggregate private equity and debt financing of $637,500 and $150,000, respectively, and $405,000 and $65,002 of debt and accrued interest, respectively, has been exchanged for or converted into common stock. Giving effect to the above actions, we currently have notes payable aggregating $646,703 which are past due. Based upon our working capital deficiency and outstanding debt, we expect to be able to fund our operations through December 2015. We are currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. We are currently considering several different financing alternatives to support our operations thereafter. If we are unable to obtain such additional financing on a timely basis or, notwithstanding any request we may make, our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. See “Liquidity and Capital Resources” below.

Recent Developments

Common Stock and Warrant Offerings

Subsequent to September 30, 2015, we issued an aggregate of 159,375 shares of common stock and five-year warrants to purchase an aggregate of 159,375 shares of common stock at exercise prices ranging from $5.00 to $6.00 per share to investors for aggregate gross proceeds of $637,500. In connection with the purchase of 125,000 shares of common stock (the “Shares”) and a warrant to purchase 125,000 shares of common stock at an exercise price of $5.00 per share (the “Warrant”) for gross proceeds of $500,000, we agreed to cause the appointment and election of the investor to our Board of Directors. In the event that we fail to cause the appointment and election of the investor to our Board of Directors within 30 days of the closing, the investor shall have a right to require us to repurchase the Shares for the purchase price paid by the investors ($4.00 per Share) and the Warrant shall be deemed cancelled. In the event that the Board of Directors fails to adopt a certain resolution relating to corporate opportunities or any time proposes to or does rescind, revoke or modify such resolution, the investor shall have a right to cause us to repurchase the Shares for a purchase price per Share equal to the greater of (a) $4.00 or (b) the average of the closing prices of our common stock on the five trading days immediately preceding the date of the repurchase.

Notes Payable

On May 27, 2015, we entered into an exchange agreement with Westbury (Bermuda), Ltd. (“Westbury”), our principal stockholder and then principal debtholder, pursuant to which Westbury exchanged notes payable with an aggregate principal balance of $4,410,937 and an aggregate of $69,436 of accrued interest for 746,730 shares of our common stock and a five year warrant to purchase 186,682 shares of our common stock at an exercise price of $15.00 per share.

On October 9, 2015, we issued a two-month note payable to an affiliate of Westbury with a principal amount of $150,000. The note bears interest at a rate of 10% per annum. In the event that, prior to the maturity date, we receive any proceeds from a public equity offering or monies in payment of an accounts receivable, then, we shall be obligated to prepay the principal and interest on a dollar-for-dollar basis to the extent of such monies so received, but not to exceed the outstanding principal and interest balance of the note. The note is secured by a security interest in a patent held by us associated with its brown fat program.

Effective October 14, 2015, we and certain lenders agreed to exchange notes with an aggregate principal amount of $380,000 and aggregate accrued interest of $63,776 for an aggregate of 110,944 shares of common stock and five-year warrants to purchase an aggregate of 110,944 shares of common stock at an exercise price of $4.00 per share.

On November 9, 2015, pursuant to the provisions of a convertible note with a principal balance of $100,000, we elected to convert the initial $25,000 of the principal, together with accrued interest of $1,226, into 8,742 shares of common stock at a conversion price of $3.00 per share.

21 | Page

Consolidated Results of Operations

Three Months Ended September 30, 2015 Compared With Three Months Ended September 30, 2014

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended September 30, 2015 and 2014, respectively:

	For The Three Months Ended
	September 30,
	2015	2014

Revenues	$96,122	$159,930

Cost of sales	50,921	66,115

Gross Profit	45,201	93,815

Operating Expenses
Marketing and promotion	40,412	41,840
Consulting	282,536	154,492
Research and development	615,648	290,707
General and administrative	596,515	502,783

Total Operating Expenses	1,535,111	989,822

Loss From Operations	(1,489,910)	(896,007)

Other (Expense) Income
Interest expense	(80,647)	(74,780)
Amortization of debt discount	(37,063)	(137,167)
Warrant modification expense	(16,215)	-
Gain on settlement of payables	-	7,500

Total Other Expense	(133,925)	(204,447)

Net Loss	$(1,623,835)	$(1,100,454)

Revenues

For the three months ended September 30, 2015, we generated $96,122 of aggregate revenues solely through the services provided pursuant to our research and development agreements. For the three months ended September 30, 2014, we generated $159,376 of revenues through the services provided pursuant to our research and development agreements and $554 of sales of Stem Pearls® skincare products.

Cost of sales

For the three months ended September 30, 2015, cost of sales was $50,921 as compared to $66,115 for the comparable 2014 period, primarily due to decreased research and development activities related to our research and development agreements. For the three months ended September 30, 2015, cost of sales consisted solely of costs related to our research and development agreements. For the three months ended September 30, 2014, cost of sales consisted primarily of costs related to our research and development agreements.

For the three months ended September 30, 2015, gross profit was $45,201 (47% of revenues) as compared to $93,815 (59% of revenues) for the comparable 2014 period, primarily due to increased research and development costs related to our research and development agreements relative to revenue earned.

22 | Page

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, and entertainment and travel expenses. For the three months ended September 30, 2015, marketing and promotion expenses decreased by $1,428, or 3%, to $40,412 from $41,840 in the comparable 2014 period.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended September 30, 2015, consulting expenses increased $128,044, or 83%, to $282,536 from $154,492 in the comparable 2014 period. The increase is primarily due to increased stock-based compensation to consultants of approximately $127,000 due to an increase in the number of awards granted.

Research and development

Research and development expenses include cash and non-cash compensation of our Chief Executive Officer (in part) along with employee, consultant and other costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended September 30, 2015, research and development expenses increased by $324,941, or 112%, to $615,648 from $290,707 in the comparable 2014 period. The increase is primarily attributable to an increase in payroll of approximately $175,000 due to hiring of new staff, the cost of conducting a research study of approximately $110,000, the costs incurred related to operating our Melville, New York laboratory of approximately $86,000, and an increase in stock-based compensation to consultants and advisors in the amount of approximately $29,000, partially offset by $80,000 of cash compensation to our Chief Executive Officer for research and development activities in the comparable 2014 period.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of our Chief Executive Officer or employees attributable to research and development) as well as corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the three months ended September 30, 2015, general and administrative expenses increased by $93,732, or 19%, to $596,515 from $502,783 in the comparable 2014 period. The increase is primarily due to an increase in stock-based compensation to employees in the amount of approximately $38,000 due to awards granted during the second half of 2014 plus additional 2015 grants, increased salary and payroll expenses associated with hiring additional personnel of approximately $35,000, and the costs incurred related to operating our Melville, New York laboratory of approximately $25,000.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the three months ended September 30, 2015, interest expense increased $5,867, or 8%, to $80,647 from $74,780 in the comparable 2014 period. The increase was due to a higher average debt balance as compared to the third quarter of 2014.

Amortization of debt discount

For the three months ended September 30, 2015, amortization of debt discount decreased by $100,104, or 73%, to $37,063 from $137,167 in the comparable 2014 period. The decrease was primarily due to the decrease in note issuances and timing.

23 | Page

Warrant modification expense

For the three months ended September 30, 2015, we recorded expense of $16,215 related to the modification of outstanding investor warrants.

Gain on settlement of notes and payables, net

For the three months ended September 30, 2014, we recognized a gain on settlement of notes and payables of $7,500 related to the settlement of a convertible note.

Nine Months Ended September 30, 2015 Compared With Nine Months Ended September 30, 2014

The following table presents selected items in our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2015 and 2014, respectively:

	For The Nine Months Ended
	September 30,
	2015	2014

Revenues	$429,788	$336,246

Cost of sales	201,998	108,541

Gross Profit	227,790	227,705
Operating Expenses
Marketing and promotion	134,440	89,169
Consulting	786,596	979,255
Research and development	1,474,992	1,077,778
General and administrative	2,210,442	1,687,415

Total Operating Expenses	4,606,470	3,833,617

Loss From Operations	(4,378,680)	(3,605,912)

Other (Expense) Income
Interest expense	(205,383)	(220,301)
Amortization of debt discount	(177,947)	(381,602)
Loss on extinguishment of notes payable, net	(26,029)	(49,094)
Warrant modification expense	(16,215)	(30,128)
Gain on settlement of payables	-	183,768

Total Other Expense	(425,574)	(497,357)

Net Loss	$(4,804,254)	$(4,103,269)

Revenues

For the nine months ended September 30, 2015, we generated $423,588 of revenues through the services provided pursuant to our research and development agreements, $6,000 from royalty revenue in connection with our sublicense agreement and $200 from sales of Stem Pearls® skincare products. For the nine months ended September 30, 2014, we generated $334,401 of revenues through the services provided pursuant to our research and development agreements and $1,845 from sales of Stem Pearls® skincare products.

24 | Page

Cost of sales

For the nine months ended September 30, 2015, cost of sales was $201,998 as compared to $108,541 for the comparable 2014 period. For the nine months ended September 30, 2015, cost of sales consisted almost entirely of costs related to our research and development agreements. For the nine months ended September 30, 2014, cost of sales consisted primarily of costs related to our research and development agreements.

For the nine months ended September 30, 2015, gross profit was $227,790 (53% of revenues) as compared to $227,705 (68% of revenues) for the comparable 2014 period, primarily due to increased research and development costs related to our research and development agreements. We incurred additional costs in the current period relating to our research and development agreements as a result of the increased usage of a third-party laboratory.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, and entertainment and travel expenses. For the nine months ended September 30, 2015, marketing and promotion expenses increased by $45,271, or 51%, to $134,440 from $89,169 in the comparable 2014 period. The increase is primarily due to increased travel expenses of approximately $24,000, increased promotion costs of $9,000 and increased hotel expenses of approximately $8,000.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the nine months ended September 30, 2015, consulting expenses decreased $192,659, or 20%, to $786,596 from $979,255 in the comparable 2014 period. The decrease is primarily due to an approximate $317,000 decrease in non-cash stock-based compensation to directors, consultants and advisors, partially offset by an increase in consulting services for new vendors in 2015 of approximately $136,000.

Research and development

Research and development expenses include cash and non-cash compensation of our Chief Executive Officer (in part) along with employee, consultant and other costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the nine months ended September 30, 2015, research and development expenses increased by $397,214, or 37%, to $1,474,992 from $1,077,778 in the comparable 2014 period. The increase is primarily attributable to an increase in payroll of approximately $341,000 due to hiring of new staff, the costs incurred related to operating our Melville, New York laboratory of approximately $174,000, an increase in stock-based compensation to consultants and advisors in the amount of approximately $112,000, the cost of conducting a research study of approximately $110,000, partially offset by the amendment of our University of Utah Research Agreement resulting in a reduction of expense of approximately $148,000 related to our brown fat and disc/spine initiatives as compared to the prior period and approximately $133,000 of cash compensation to our Chief Executive Officer for research and development activities in the comparable 2014 period.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of our Chief Executive Officer and employees attributable to research and development) as well as corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the nine months ended September 30, 2015, general and administrative expenses increased by $523,027, or 31%, to $2,210,442 from $1,687,415 in the comparable 2014 period. The increase is primarily due to increased salary and payroll expenses associated with hiring additional personnel of approximately $123,000, the costs incurred related to operating our Melville, New York laboratory of approximately $91,000, increased professional fees of approximately $76,000 primarily due to additional accounting costs associated with the relocation to our Melville, New York location, and an increase in stock-based compensation to employees in the amount of approximately $66,000 due to awards granted during the second half of 2014 as well as 2015 grants.

25 | Page

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the nine months ended September 30, 2015, interest expense decreased $14,918, or 7%, to $205,383 from $220,301 in the comparable 2014 period. The decrease was due to a lower average debt balance as compared to the comparable 2014 period.

Amortization of debt discount

For the nine months ended September 30, 2015, amortization of debt discount decreased by $203,655, or 53%, to $177,947 from $381,602 in the comparable 2014 period. The decrease was primarily due to the decrease in note issuances and timing.

Loss on extinguishment of notes payable, net

For the nine months ended September 30, 2015, we recorded a loss on extinguishment of notes payable of $26,029, as compared to a net loss on extinguishment of notes payable of $49,094 for the comparable 2014 period, which is associated with investors’ exchange of debt into equity securities

Warrant modification expense

For the nine months ended September 30, 2015, we recorded expense of $16,215 related to the modification of outstanding investor warrants. For the nine months ended September 30, 2014, we recorded expense of $30,128 related to the modification of outstanding investor warrants.

Gain on settlement of payables

For the nine months ended September 30, 2014, we recorded a $183,768 gain primarily related to the settlement amendment of our University of Utah Research Agreement regarding our brown fat and disc/spine initiatives whereby a portion of the fees payable to the University of Utah was cancelled.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	September 30,	December 31,
	2015	2014
	(unaudited)

Cash	$12,793	$91,798

Working Capital Deficiency	$(5,080,425)	$(8,410,686)

Notes Payable (Gross)	$1,740,703	$5,851,496

Availability of Additional Funds

Based upon our working capital deficiency and stockholders’ deficiency of $5,080,425 and $3,776,160, respectively, as of September 30, 2015, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

As of September 30, 2015, our outstanding debt of $1,740,703, together with interest at stated rates ranging between 1% and 15% per annum, was due on various dates through March 2016. Subsequent to September 30, 2015, we have received aggregate private equity and debt financing of $637,500 and $150,000, respectively, and $405,000 and $65,002 of debt and accrued interest, respectively, has been exchanged for or converted into common stock. Giving effect to the above actions, we currently have notes payable aggregating $646,703 which are past due. As of the date of filing, our outstanding debt was as follows:

26 | Page

Maturity Date	Principal Amount

Past Due	$646,703
QE 12/31/15	504,000
QE 3/31/16	310,000

$1,460,703

Based upon our working capital deficiency, outstanding debt and forecast for continued operating losses we expect that the cash we currently have available will fund our operations through December 2015. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes). Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

During the nine months ended September 30, 2015 and 2014, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the nine months ended September 30, 2015 and 2014 in the amounts of $2,068,004 and $2,593,593, respectively. The net cash used in operating activities for the nine months ended September 30, 2015 was primarily due to cash used to fund a net loss of $4,804,254, adjusted for net non-cash expenses in the aggregate amount of $1,354,756 partially offset by $1,381,494 of net cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accrued interest, expenses and other current liabilities and accounts payable. The net cash used in operating activities for the nine months ended September 30, 2014 was primarily due to cash used to fund a net loss of $4,103,269, adjusted for non-cash expenses in the aggregate amount of $1,427,453 partially offset by $82,223 of net cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accrued interest, expenses and other current liabilities and deferred revenues, partially offset by a decrease in accounts payable.

Net Cash Used in by Investing Activities

During the nine months ended September 30, 2015, $360,466 of cash was used to purchase fixed assets and $75,000 was used to retain the exclusivity of our disc/spine license. During the nine months ended September 30, 2014, $1,526 of cash was used to purchase laboratory equipment and $980 of cash was provided by proceeds received from the sale of fixed assets.

27 | Page

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2015 and 2014 was $2,424,465 and $2,767,011, respectively. During the nine months ended September 30, 2015, $1,071,515 of net proceeds were from debt financings and $1,361,000 of proceeds were from equity financings. During the nine months ended September 30, 2014, $592,010 of proceeds were from debt financings and $2,175,001 of proceeds were from equity financings (including $80,000 of proceeds received in connection with the exercise of common stock purchase warrants).

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2015, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2014, in some cases our Quarterly Reports on Form 10-Q for the periods ended March 31, 2015 and June 30, 2015, and Current Reports on Form 8-K filed with the Securities and Exchange Commission and press releases made by us), and we were available to answer questions from prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficit.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price	Term (Years)	Purchaser(s)		Consideration (1)
7/2/15	5,000	1,250	$15.00	5		(2)	$30,000
7/7/15	6,490	-	-	-		(2)	$31,736	(3)
7/22/15 - 8/15/15	25,716	25,716	10.00	5		(2)	$180,000
7/23/2015 - 8/26/15	8,500					(4)	$42,500	(5)
9/9/15	16,667	8,333	10.00	5		(2)	$100,000

(1)	The value of the non-cash consideration was estimated to be the fair value of our restricted common stock. Since our shares are thinly traded in the open market, the fair value of our equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares.

(2)	Accredited investor.

(3)	Issued in connection with the conversion of convertible notes payable.

(4)	Consultant.

(5)	Issued in consideration of consulting services.

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

Date: November 23, 2015		BIORESTORATIVE THERAPIES, INC.

	By:	/s/ Mark Weinreb
Mark Weinreb
Chief Executive Officer
(Principal Executive and Financial Officer)

31 | Page