Form 10-K
period 2015-12-31
BioRestorative Therapies, Inc.
filed 2016-03-30
CIK 1505497

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $12,835,315 based on the closing sale price as reported on the OTCQB market. As of March 28, 2016, there were 3,925,818 shares of common stock outstanding.

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

Intellectual Property

This Annual Report includes references to our federally registered trademarks, BioRestorative Therapies, the Dragonfly Logo, brtxDISC, ThermoStem, Stem Cellutrition, Stem Pearls and Stem the Tides of Time. The Dragonfly Logo is also registered with the U.S. Copyright Office. This Annual Report also includes references to trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Annual Report appear without the ®, SM or ™ symbols, and copyrighted content appears without the use of the symbol ©, but the absence of use of these symbols does not reflect upon the validity or enforceability of the intellectual property owned by us or third parties.

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

During the year ended December 31, 2015, we raised an aggregate of $2,297,844 in connection with sales of common stock and warrants and from the exercise of warrants, and an aggregate of $1,382,045 in net debt financing. As of December 31, 2015, our outstanding debt of $1,470,083, together with interest at rates ranging between 0% and 15% per annum, was due through October 2016. Subsequent to December 31, 2015 and through March 29, 2016, we have received aggregate equity financing (including proceeds received from the exercise of common stock purchase warrants) and debt financing of $1,831,270 and $325,000, respectively, we have received research and development fees of $80,156, the due date for the repayment of $163,000 of debt has been extended, $103,500 of debt has been repaid, and $310,000 and $13,172 of debt and accrued interest, respectively, has been either converted into or exchanged for common stock. Giving effect to the above actions, we currently have notes payable aggregating $514,518 which are past due.

In February 2015, we hired Edward L. Field to serve as President of our Disc/Spine Division. See Item 10 (“Directors, Executive Officers and Corporate Governance”).

In March 2015, we and Mark Weinreb, our Chief Executive Officer, agreed to extend the term of his employment agreement to December 31, 2017. See Items Item 10 (“Directors, Executive Officers and Corporate Governance”) and 11 (“Executive Compensation – Employment Agreements”).

Between April 2015 and February 2016, Charles S. Ryan, John M. Desmarais and Robert B. Catell joined our Board of Directors. See Item 10 (“Directors, Executive Officers and Corporate Governance”).

In May 2015, we and certain debtholders agreed to exchange $5,098,543 of outstanding debt for 849,760 shares of our common stock and warrants to purchase 212,438 shares of our common stock. Among the debtholders who agreed to the exchange was Westbury (Bermuda) Ltd., one of our principal shareholders, who exchanged $4,480,373 of outstanding debt for 746,730 shares of our common stock and a warrant to purchase 186,682 shares of our common stock.

On July 7, 2015, we effected a 1-for-20 reverse split of our common stock and all share and per share amounts in this document have been adjusted accordingly.

In August 2015, a United States patent related to our licensed curved needle device was issued to the licensor, Regenerative Sciences, LLC. See “Curved Needle Device” below.

In August 2015, we entered into a one year research collaboration agreement with the University of Pennsylvania with regard to the understanding of brown adipose (fat) biology and its role in metabolic disorders. See “Metabolic Brown Adipose (Fat) Program” below.

In September 2015, a United States patent related to our ThermoStem Program was issued. See “Metabolic Brown Adipose (Fat) Program” below.

(b)	Business

General

We develop therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult (non-embryonic) stem cells. Our two core programs, as described below, relate to the treatment of disc/spine disease and metabolic disorders:

•	Disc/Spine Program (brtxDISC). Our lead cell therapy candidate, BRTX-100, is a product formulated from autologous (or a person’s own) cultured mesenchymal stem cells, or MSCs, collected from the patient’s bone marrow. We intend that the product will be used for the non-surgical treatment of protruding and bulging lumbar discs in patients suffering from chronic lumbar disc disease. The BRTX-100 production process involves collecting a patient’s own stem cells, isolating and culturing stem cells from the bone marrow and cryopreserving the cells. BRTX-100 is injected by a physician into the patient’s damaged disc in an outpatient procedure. The treatment is intended for patients whose pain has not been alleviated by non-invasive procedures and who potentially face the prospect of surgery. We plan to file an investigational new drug, or IND, application with the Food and Drug Administration, or the FDA, with regard to BRTX-100 during the fourth quarter of 2016 and intend to commence clinical trials using BRTX-100 and its related collection and delivery procedure by the first quarter of 2017. See “Disc/Spine Program” below.

•	Metabolic Program (ThermoStem). We are developing an allogeneic cell-based therapy to target obesity and metabolic disorders using brown adipose (fat) derived stem cells to generate brown adipose tissue, or BAT. We refer to this as our ThermoStem Program. BAT is intended to mimic naturally occurring brown adipose depots that regulate metabolic homeostasis in humans. Initial preclinical research indicates that increased amounts of brown fat in the body may be responsible for additional caloric burning as well as reduced glucose and lipid levels. Researchers have found that people with higher levels of brown fat may have a reduced risk for obesity and diabetes. In March 2014, we entered into a Research Agreement with Pfizer, Inc., a global pharmaceutical company, pursuant to which we were engaged to provide research and development services with regard to a joint study of the development and validation of a human brown adipose (fat) cell model. A United States patent related to the ThermoStem Program issued in September 2015. See “Metabolic Brown Adipose (Fat) Program” below.

We have also licensed a curved needle device designed to deliver cells and/or other therapeutic products or material to the spine and discs. In August 2015, a United States patent for this device was issued to the licensor, Regenerative Sciences, LLC. See “Curved Needle Device” below.

In addition, we have developed a human cellular extract that has been demonstrated in in vitro skin studies to increase the production of collagen and fibronectin, which are proteins that are essential to combating the aging of skin.  We also offer plant stem cell-based facial creams and beauty products under the Stem Pearls brand. See “Cosmetic Products” below.

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

Regenerative cell therapy relies on replacing diseased, damaged or dysfunctional cells with healthy, functioning ones or repairing damaged or diseased tissue. A great range of cells can serve in cell therapy, including cells found in peripheral and umbilical cord blood, bone marrow and adipose (fat) tissue. Physicians have been using adult stem cells from bone marrow to treat various blood cancers for 60 years (the first successful bone marrow transplant was performed in 1956). Recently, physicians have begun to use stem cells to treat various other diseases. We intend to develop cell and tissue products and regenerative therapy protocols, primarily involving adult stem cells, to allow patients to undergo cellular-based treatments.

We intend to concentrate initially on therapeutic areas in which risk to the patient is low, recovery is relatively easy, results can be demonstrated through sufficient clinical data, and patients and physicians will be comfortable with the procedure. We believe that there will be readily identifiable groups of patients who will benefit from these procedures.

Accordingly, we plan to focus our initial efforts in offering cellular-based therapeutic products and treatment programs in selective areas of medicine for which the treatment protocol is minimally invasive. Such areas include the treatment of the disc and spine and metabolic-related disorders. We will seek to obtain third party reimbursement for our products and procedures; however; patients may be required to pay for our products and procedures out of pocket in full and without the ability to be reimbursed by any governmental and other third party payers.

We have obtained a patent as well as licenses for the exclusive use of a patent and a patent pending and have undertaken research and development efforts in connection with the development of therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells. See “Disc/Spine Program”, “Metabolic Brown Adipose (Fat) Program” and “Curved Needle Device” below.

We also offer human and plant stem cell derived cosmetic and skin care products. See “Cosmetic Products” below.

We have established a laboratory facility and will seek to further develop cellular-based treatments, products and protocols, stem cell-related intellectual property, or IP, and translational research applications. See “Laboratory” below.

We have not generated any significant revenues from our operations. The implementation of our business plan, as discussed below, will require the receipt of sufficient equity and/or debt financing to purchase necessary equipment, technology and materials, fund our research and development efforts, retire our outstanding debt (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Availability of Additional Funds”) and otherwise fund our operations. We intend to seek such financing from current shareholders and debtholders as well as from other accredited investors. We also intend to seek to raise capital through investment bankers and from biotech funds, strategic partners and other financial institutions. We anticipate that we will require an aggregate of between approximately $40,000,000 and $50,000,000 in funding to implement our business plan over the next three years with regard to our Disc/Spine Program, as further discussed in this Item 1 (assuming the receipt of no revenues from operations), repay our outstanding debt ($1,470,083 as of December 31, 2015) (assuming that no debt is converted into equity) and fund general operations. We will also require a substantial amount of additional funding to implement our other programs discussed in this Item 1. No assurance can be given that the anticipated amounts of required funding are correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise. We may also seek to have our debtholders convert all or a portion of their debt into equity. No assurance can be given that we will be able to convert such debt into equity on commercially reasonable terms or otherwise. If we are unable to obtain adequate funding, we may be required to significantly curtail or discontinue our proposed operations. See Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition - We will need to obtain additional financing to satisfy debt obligations and continue our operations.”).

Disc/Spine Program

General

Among the initiatives that we are currently pursuing is our Disc/Spine Program, with our initial product being called BRTX-100. We have obtained a license (see “License” below) that permits us to use technology for adult stem cell treatment of disc and spine conditions, including protruding and bulging discs. The technology is an advanced stem cell culture and injection procedure into the intervertebral disc, or IVD, that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the legs and feet.

Lower back pain is the most common, most disabling, and most costly musculoskeletal ailment faced worldwide. According to a recent market report, there are nearly 25 million people in the United States with chronic lower back pain of which approximately 5 million have pain caused by a protruding or bulging disc.  We believe that between 500,000 and 1 million of these back pain sufferers will have an invasive surgical procedure to try to alleviate the pain associated with these lower back conditions. Clinical studies have documented that the source of the pain is most frequently damage to the IVD. This can occur when forces, whether a single load or repetitive microtrauma, exceed the IVD’s inherent capacity to resist those loads. Aging, obesity, smoking, lifestyle, and certain genetic factors may predispose one to an IVD injury.

While once thought to be benign, the natural history of lower back pain is often one of chronic recurrent episodes of pain leading to progressive disability. This is believed to be a direct result of the IVD’s poor healing capacity after injury. The IVD is the largest avascular (having few or no blood vessels) structure in the body and is relatively acellular (containing no cells). Therefore, its inherent capacity to heal after injury is poor. The clinical rationale of BRTX-100 is to deliver a high concentration of the patient’s own MSCs into the site of pathology to promote healing and relieve pain.

We are concentrating on the development of a mesenchymal stem cell product derived from autologous (or a person’s own) human bone marrow, cultured and formulated to be delivered into a protruding or bulging disc. We plan to file an IND application with the FDA with regard to BRTX-100 during the fourth quarter of 2016 and intend to commence clinical trials using BRTX-100 by the first quarter of 2017.

In addition to developing BRTX-100, we may also seek to sublicense the technology to third parties for use in connection with cellular-based treatment programs with regard to disc and spine related conditions.

We have established a laboratory to perform the production of cell products for use in our clinical trials. This capability may also enable us to develop our pipeline of future products and expand our stem cell-related IP. See “Laboratory” and “Technology; Research and Development” below.

BRTX-100

Our lead therapeutic product, BRTX-100, is an autologous hypoxic (low oxygen) cultured mesenchymal stem cell product derived from an adult patient’s bone marrow and formulated with a proprietary carrier. The cryopreserved sterile cellular product will be provided to the clinician in vials for injection into damaged lumbar discs. The therapeutic application of BRTX-100, in treatment of chronic lumbar disc disease, is performed using a standard 20 gauge 3.5 inch introducer needle and a 25 gauge 6 inch needle that extends into the disc region where the product is delivered. Specific medical practitioners will be provided training using the product with regard to the injection procedure. It is anticipated that the treatment and delivery of the product will be a 30 minute outpatient procedure.

MSCs used in BRTX-100 are similar to other MSCs under development by others; however, in order to enhance the survivability of our bone marrow-derived MSCs in the avascular environment of the damaged disc, BRTX-100 is expanded under hypoxic conditions for a period of three weeks. This process results in a cell population with enhanced viability and therapeutic potential following injection locally into injured spinal discs. A study has demonstrated that MSCs preconditioned in hypoxic environment show enhanced skeletal muscle regeneration, improved blood flow and vascular formation compared to MSCs cultured under normoxic (normal oxygen) conditions.

Production and Delivery

The production of BRTX-100 begins with the physician collecting bone marrow from the patient under a local anesthesia. Peripheral blood is also collected from the patient. The physician will then send the patient’s bone marrow and blood samples to our laboratory for culturing and formulation. The hypoxic culturing process applied is intended to result in the selection of a cell population that is suitable for an improved possibility of survival in the internal disc environment. The cell culturing process and product formulation will take approximately three weeks. We will then send the therapeutic cryopreserved stem cells (BRTX-100) in a sterile vial back to the physician’s offices where it will be thawed prior to the procedure. The price structure for the procedure and our services has not been determined and no assurances can be given in this regard. The following chart illustrates the process.

License

Pursuant to a license agreement between Regenerative Sciences, LLC, or Regenerative, and us that became effective in April 2012, we have obtained, among other things, a worldwide (excluding Asia and Argentina), exclusive, royalty-bearing license from Regenerative to utilize or sublicense a certain method for culturing cells for use in treating, among other things, disc and spine conditions, including protruding and bulging discs. The technology that has been licensed is an advanced stem cell culture and injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the legs and feet. Pursuant to the license agreement, we have also obtained a worldwide, exclusive, royalty-bearing license from Regenerative to utilize or sublicense a certain curved needle device for the administration of specific cells and/or cell products to the disc and/or spine (and other parts of the body). We intend to advance the design of this medical device to facilitate the delivery of substances, including living cells, to specific locations within the body and minimize the potential for damage to nearby structures.

The license agreement provides for the requirement that we achieve certain milestones or pay certain minimum royalty amounts in order to maintain the exclusive nature of the licenses. The license agreement also provides for a royalty-bearing sublicense of certain of the technology to Regenerative for use for certain purposes, including in the United States and the Cayman Islands. Further, the license agreement requires that Regenerative furnish certain training, assistance and consultation services with regard to the licensed technology.

Clinical Trial

In December 2014, we held a pre-IND meeting with the FDA’s Office of Cellular Tissue and Gene Therapies within the FDA’s Center for Biologics, Evaluation and Research. At the meeting, representatives of the FDA commented on our plans for an IND submission and a clinical trial with regard to BRTX-100. No obstacles were identified at the meeting by the FDA representatives that we believe would materially impact the IND plans for a clinical trial with regard to BRTX-100 in patients with chronic lumbar disc disease. We intend to file an IND application with the FDA with respect to our proposed treatment protocol and initiate a clinical trial. We plan to file the IND application during the fourth quarter of 2016 and intend to begin a clinical trial by the first quarter of 2017. The principal investigator for our clinical trial is intended to be Dr. Gregory E. Lutz, our Chief Medical Advisor for Spine Medicine. See Item 10 (“Directors, Executive Officers and Corporate Governance-Scientific Advisors”).

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

Metabolic Brown Adipose (Fat) Program

We are engaging in pre-clinical research efforts with respect to a platform technology utilizing brown adipose tissue for therapeutic purposes. We have labeled this initiative our ThermoStem Program. Recent studies have demonstrated that brown fat is present in the adult human body and may be correlated with the maintenance and regulation of healthy metabolism, thus potentially being involved in caloric regulation. This pre-clinical program involves the use of a cell-based (brown adipose tissue) treatment for metabolic disease, such as type 2 diabetes, obesity, hypertension and other metabolic disorders and cardiac deficiencies. Although we have had initial success in transplanting the tissue in animals, we are currently exploring ways to deliver the brown fat tissue into humans. Even though present, BAT mass is very low in healthy adults and even lower in obese populations. Therefore, it may not be sufficient to either naturally impact whole body metabolism, or to be targeted by drugs intended to increase its activity in the majority of the population. Increasing BAT mass is crucial in order to benefit from its metabolic activity and this is what our ThermoStem Program seeks to accomplish. We may also identify other naturally occurring and chemically engineered molecules that may enhance brown adipose tissue performance.

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

Obesity, the abnormal accumulation of white fat tissue, leads to a number of metabolic disorders and is the driving force behind the rise of type 2 diabetes and cardiovascular diseases worldwide. Pharmacological efforts to alter metabolic homeostasis through modulating central control of appetite and satiety have had limited market penetration due to significant psychological and physiological safety concerns directly attributed to modulating these brain centers. Adipose tissue is one of the largest organs in the human body and plays a key role in central energy balance and lipid homeostasis. Two types of adipose tissues are found in mammals, white and brown adipose tissues. White adipose tissue function is to store energy, whereas BAT specializes in energy expenditure. Recent advancements in unraveling the mechanisms that control the induction, differentiation, proliferation, and thermogenic activity of BAT, along with the application of imaging technologies for human BAT visualization, have generated optimism that these advances may provide novel strategies for targeting BAT activation/thermogenesis, leading to efficacious and safe obesity targeted therapies. It has been reported that in 2014, more than 1.9 billion adults worldwide, 18 years and older, were overweight and that, of these, more than 600 million (approximately 13% of the world’s population) were obese.

In June 2011, we launched the initial research phase of what we believe will develop into a platform technology that involves the use of brown fat in a cell-based therapeutic program referred to as the ThermoStem Program. The ThermoStem Program will focus on treatments for metabolic disorders such as type 2 diabetes, obesity, hypertension, and cardiac deficiencies, and will involve the study of brown adipose derived stem cells, or BADSC, brown adipose tissue, a therapeutic delivery system, and potentially molecules that would regulate brown adipose tissue function.

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

In order to deliver these differentiated cells into target locations in vivo, we seeded BADSC onto 3-dimensional biological scaffolds. Pre-clinical animal models of diet-induced obesity, that were transplanted with differentiated BADSC supported by a biological scaffold, presented significant reductions in weight and blood glucose levels compared to saline injected controls. We are identifying technology for in vivo delivery in small animal models. Having completed our proof of concept using our BAT in small animals, we are currently developing our next generation BAT. It is anticipated that this next version will contain a higher purity of BADSC, which is expected to increase the therapeutic effect compared to our first generation product. In addition, we expect to explore the delivery of the therapeutic using encapsulation technology, which will only allow for reciprocal exchange of small molecules between the host circulation and the BAT implant. We expect that encapsulation may present several advantages over our current biological scaffolds, including prevention of any immune response or implant rejection that might occur in an immunocompetent host and an increase in safety by preventing the implanted cells to invade the host tissues and form tumors. Our allogeneic brown adipose derived stem cell platform potentially provides a therapeutic and commercial model for the cell-based treatment of obesity and related metabolic disorders.

In June 2012, we entered into an Assignment Agreement with the University of Utah Research Foundation, or the Foundation, and a Research Agreement with the University of Utah, or the Utah Research Agreement. Pursuant to the Assignment Agreement, we acquired the rights to two patent applications that relate to human brown fat cell lines. The applications have been converted to a utility application in the United States and several foreign jurisdictions. In consideration for the assignment, we paid the Foundation $15,000 and agreed to pay a royalty on the Patent Revenue (as defined in the Assignment Agreement). Pursuant to the Utah Research Agreement, the University of Utah, or the University, agreed to provide research services relating to the identification of brown fat tissue and the development and characterization of brown fat cell lines. Pursuant to the Utah Research Agreement, all inventions, discoveries, patent rights, information, data, methods and techniques, including all cell lines, cell culture media and derivatives thereof, were to be owned by us and we initially agreed to pay the University a fee at the rate of $500,000 per annum and a royalty on Net Sales (as defined in the Utah Research Agreement). In May 2014, we entered into an amendment to the Utah Research Agreement. Pursuant to the amendment, the parties agreed that (i) no fees were payable by us to the University for the five month period ending May 15, 2014, (ii) effective with the payment due on June 15, 2014, the monthly fee payable by us to the University was reduced from $41,667 to $20,000 and (iii) the scope of the work to be performed by the University was reduced. The Utah Research Agreement expired in June 2015.

In February 2014, our research with regard to the identification of a population of brown adipose derived stem cells was published in Stem Cells, a respected stem cell journal.

In March 2014, we entered into a Research Agreement with Pfizer Inc, or the Pfizer Research Agreement, a global pharmaceutical company. Pursuant to the Pfizer Research Agreement, we were engaged to provide research and development services with regard to a joint study of the development and validation of a human brown adipose (fat) cell model. The Pfizer Research Agreement provided for an initial payment to us of $250,000 and the payment of up to an additional $525,000 during the two-year term of the Agreement, all of which has been received.

In August 2015, we entered into a one year research collaboration agreement with the University of Pennsylvania with regard to the understanding of brown adipose (fat) biology and its role in metabolic disorders. No amounts are payable by or to us pursuant to this agreement.

In September 2015, a United States patent related to the ThermoStem Program was issued to the Company.

Following our research activities, we intend to undertake preclinical studies in order to determine whether our proposed treatment protocol is safe. Such studies are planned to begin by the third quarter of 2016. Following the completion of such studies, if required, we intend to file an IND application with the FDA in 2017 and initiate Phase I clinical trials. See “Government Regulation” below and Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition – Risks Related to Our Cell Therapy Product Development Efforts; and – Risks Related to Government Regulation”). The FDA approval process can be lengthy, expensive and uncertain and there is no guarantee of ultimate approval or clearance.

We anticipate that much of our development work in this area will take place at our laboratory facility, outside core facilities at academic, research or medical institutions, or contractors. See “Laboratory” below.

Curved Needle Device

Pursuant to the Regenerative license agreement discussed under “Disc/Spine Program License” above, we have licensed and further developed a curved needle device, or CND, that is a needle system with a curved inner cannula to allow access to difficult-to-locate regions for the delivery or removal of fluids and other substances. The CND is intended to deliver stem cells and/or other therapeutic products or material to the interior of a human intervertebral disc, the spine region, or potentially other areas of the body. The device relies on the use of pre-curved nested cannulae that allow the cells or material to be deposited in the posterior and lateral aspects of the disc to which direct access is not possible due to outlying structures such as vertebra, spinal cord and spinal nerves. We anticipate that the use of the CND will facilitate the delivery of substances, including living cells, to specific locations within the body and minimize the potential for damage to nearby structures. The device may also have more general use applications. In August 2015, a United States patent for the CND was issued to the licensor, Regenerative Sciences, LLC. We anticipate that FDA approval or clearance will be necessary for the CND prior to commercialization. See “Government Regulation” below and Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition – Risks Related to Our Cell Therapy Product Development Efforts; and – Risks Related to Government Regulation”). The FDA review and approval process can be lengthy, expensive and uncertain and there is no guarantee of ultimate approval or clearance.

Laboratory

We have established a laboratory in Melville, New York for research purposes and the possible development of cellular-based treatment protocols. By the third quarter of 2016, we intend to seek clean room certification with regard to a newly fabricated portion of our laboratory.

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

We have filed six United States patent applications with regard to three patent families.  We have been issued a United States patent with regard to one of these applications. Patent applications with regard to one patent family have been filed in five foreign jurisdictions (of which one application has become inactive). In addition, a Patent Cooperation Treaty, or PCT, application has been filed with regard to a second patent family and such PCT application was recently filed in four foreign jurisdictions. Regenerative has filed two patent applications with regard to the technology that is the subject of the license agreement between us (see “Disc/Spine Program” above).  Regenerative has been issued a patent with regard to its curved needle therapeutic delivery device. Our patent applications and those of Regenerative are currently in prosecution (i.e. we and Regenerative are seeking issued patents). A description of the patent applications and issued patents is set forth below:

Program	I.D.	Jurisdiction	Title
Disc/Spine	13/132,840*	US	Methods and compositions to facilitate repair of avascular tissue
	U.S. Patent No. 9,113,950 B2**	US	Therapeutic delivery device
Metabolic	U.S. Patent No. 9,133,438	US	Brown fat cell compositions and methods
	13/932,468	US
	13/932,544	US
	13/932,562	US
	2012275335	Australia
	12743811.7	Europe
	230237	Israel
	2014-519026	Japan
	14/163,594	US	Human metabolically active brown adipose derived stem cells
	14/255,595	US	Human brown adipose derived stem cells and uses
	PCT/US2014/034540	Patent Cooperation Treaty
	2014253920	Australia
	14729769.1	Europe
	242150	Israel
	2016-509105	Japan

*Patent application filed by licensor, Regenerative Sciences, LLC
**Patent issued to licensor, Regenerative Sciences, LLC

In March 2014, we entered into a Research and Development Agreement with Rohto Pharmaceutical Co., Ltd., or the Rohto Research Agreement, a Japanese pharmaceutical company. Pursuant to the Rohto Research Agreement, we were engaged to provide research and development services with regard to stem cells. The Rohto Research Agreement provided for an initial payment to us of $150,000 and the payment of up to an additional $100,000 subject to the satisfaction of certain milestones (of which $250,000 has been earned and collected). The Rohto Research Agreement expired in June 2015.

In March 2014, we entered into the Pfizer Research Agreement, as discussed above under “Metabolic Brown Adipose (Fat) Program”.

We have secured registrations in the U.S. Patent and Trademark Office for the following trademarks:

•
•
•
•	THERMOSTEM
•	STEM CELLUTRITION
•	STEM PEARLS, and
•	STEM THE TIDES OF TIME.

We also have federal common law rights in the trademarks, BioRestorative Therapies, BRTX-100, and other trademarks used in the conduct of our business that are not registered.

Our success will depend in large part on our ability to develop and protect our proprietary technology. We intend to rely on a combination of patent, trade secret and know-how, copyright and trademark laws, as well as confidentiality agreements, licensing agreements, non-compete agreements and other agreements, to establish and protect our proprietary rights. Our success will also depend upon our ability to avoid infringing upon the proprietary rights of others, for if we are judicially determined to have infringed such rights, we may be required to pay damages, alter our services, products or processes, obtain licenses or cease certain activities. We conduct prior rights searches before launching any new product or service to put us in the best position to avoid claims of infringement.

During the years ended December 31, 2015 and 2014, we incurred $2,105,059 and $1,430,614, respectively, in research and development expenses.

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

Stem Pearls

Our wholly-owned subsidiary, Stem Pearls, LLC, offers plant derived stem cell cosmetic products. Stem Pearls, LLC has developed an initial product formulation derived from the stem cells of a rare-variety 18th century Swiss apple. Stem Pearls currently offers its products via the Internet (www.stempearls.com and www.biorestorative.com). Stem Pearls, LLC has not yet commenced widespread marketing efforts or generated any significant revenue.

Scientific Advisors

We have established a Scientific Advisory Board whose purpose is to provide advice and guidance in connection with scientific matters relating to our business. Our five Scientific Advisory Board members are Dr. Wayne Marasco, Chairman, Dr. Amit Patel, Dr. Naiyer Imam, Dr. Wayne Olan and Dr. Joy Cavagnaro. In addition, Dr. Gregory Lutz has been retained as our Chief Medical Advisor for Spine Medicine. See Item 10 (“Directors, Executive Officers and Corporate Governance – Scientific Advisors”) for a listing of the principal positions for Drs. Marasco, Patel, Imam, Olan, Cavagnaro and Lutz.

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

Companies working in the area of regenerative medicine with regard to the disc and spine include, among others, ISTO Technologies, Harvest Technologies – acquired by Terumo, Arteriocyte, Celling Biosciences, Mesoblast, Tissue Genesis, Ember Therapeutics (recently merged with Mariel Therapeutics), Discgenics and Arthrex. Companies that are developing products and therapies to combat obesity, diabetes and other metabolic disorders including through the use of brown fat, include, among others, Pfizer, AstraZeneca, Genentech (acquired by Roche), Eli Lilly, Amgen, Ember Therapeutics/Mariel Therapeutics, Energesis Pharmaceuticals, Sanofi, Novo Nordisk, Johnson & Johnson, Novartis, GlaxoSmithKline, Bristol-Myers Squibb, Mitsubishi Tanabe Pharma, Takeda Pharmaceutical, Vivus, Arena Pharmaceuticals, Teva Pharmaceuticals, Merck, Blu Pharmaceuticals, BioTime, Merz Pharmaceuticals, ViaCyte and Regeneron. Many of our competitors and potential competitors have substantially greater financial, technological, research and development, marketing and personnel resources than we do.  We cannot, with any accuracy, forecast when or if these companies are likely to bring their products and therapies to market in competition with those that we are pursuing.

Our cosmetic operations will compete with other companies that offer a plant derived stem cell skin care line or stem-cell derived extracts, as well as generally with cosmetic companies, many of whom have substantially greater financial, technological, research and development, marketing and personnel resources than we do.

Customers

Our cell and tissue therapeutic products are intended to be marketed to physicians, other health care professionals, hospitals, research institutions, pharmaceutical companies and the military. It is anticipated that physicians who are trained and skilled in performing spinal injections will be the physicians most likely to treat discs with injections of BRTX-100. These physicians would include interventional physiatrists (physical medicine physicians), pain management-anesthesiologists, interventional radiologists and neurosurgeons.

Our cosmetic ingredients are available to cosmetic manufacturers and distributors, and our Stem Pearls cosmetic products are available via the Internet; however, we have not yet developed marketing plans for either product line.

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

FDA Regulation of Stem Cell Treatment and Products

The FDA regulates the manufacture of human stem cell treatments and associated products under the authority of the Public Health Safety Act, or PHSA, and the Federal Food, Drug, and Cosmetic Act, or FDCA. Stem cells can be regulated under FDA’s Human Cells, Tissues, and Cellular and Tissue-Based Products Regulations, or HCT/Ps, or may also be subject to FDA’s drug, biological product, or medical device regulations, each as discussed below.

Human Cells, Tissues, and Cellular and Tissue-Based Products Regulation

Under Section 361 of the PHSA, the FDA issued specific regulations governing the use of HCT/Ps in humans. Pursuant to Part 1271 of Title 21 of the Code of Federal Regulations, or CFR, the FDA established a unified registration and listing system for establishments that manufacture and process HCT/Ps. The regulations also include provisions pertaining to donor eligibility determinations; current good tissue practices covering all stages of production, including harvesting, processing, manufacture, storage, labeling, packaging, and distribution; and other procedures to prevent the introduction, transmission, and spread of communicable diseases.

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

Because we are an enterprise in the development stages of operations and have not generated significant revenues from operations, it is difficult to anticipate the likely regulatory status of the array of products and services that we may offer.   We believe that some of the adult autologous (self-derived) stem cells that will be used in our cellular therapy and biobanking products and services, including the brown adipose (fat) tissue that we intend to use in our ThermoStem Program, may be regulated by the FDA as HCT/Ps under 21 C.F.R. Part 1271. This regulation defines HCT/Ps as articles “containing or consisting of human cells or tissues that are intended for implantation, transplantation, infusion or transfer into a human recipient.” However, the FDA may disagree with this position or conclude that some or all of our stem cell therapy products or services do not meet the applicable definitions and exemptions to the regulation. If we are not regulated solely under the HCT/P provisions, we would need to expend significant resources to comply with the FDA’s broad regulatory authority under the FDCA. Recent third party litigation concerning the autologous use of a stem cell mixture to treat musculoskeletal and spinal injuries has increased the likelihood that some of our products and services are likely to be regulated as a drug or biological product and require FDA approval.  In the litigation, the FDA asserted that the defendants’ use of cultured stem cells without FDA approval is in violation of the FDCA, claiming that the defendants’ product is a drug.  The defendants asserted that their procedure is part of the practice of medicine and therefore beyond the FDA’s regulatory authority.  The District Court ruled in favor of the FDA, and in February 2014 the Circuit Court affirmed the District Court’s holding.

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

For products that are regulated as drugs, an investigational new drug, or IND, application and an approved new drug application, or NDA, are required before marketing and sale in the United States pursuant to the requirements of 21 C.F.R. Parts 312 and 314, respectively. An IND application notifies the FDA of prospective clinical testing and allows the test product to be shipped in interstate commerce. Approval of a NDA requires a showing that the drug is safe and effective for its intended use and that the methods, facilities, and controls used for the manufacturing, processing, and packaging of the drug are adequate to preserve its identity, strength, quality, and purity. If regulated as a biologic, the product must be subject to an IND to conduct clinical trials and a manufacturer must obtain an approved biologics license application, or BLA, before introducing a product into interstate commerce. To obtain a BLA, a manufacturer must show that the proposed product is safe, pure, and potent and that the facility in which the product is manufactured, processed, packed, or held meets established quality control standards.

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

Class II devices are subject to the General Controls as well as certain Special Controls such as 510(k) premarket notification. Class III devices are subject to the highest degree of regulatory scrutiny and typically include life supporting and life sustaining devices and implants. They are subject to the General Controls and Special Controls that include a premarket approval application, or PMA. “New” devices are automatically regulated as Class III devices unless they are shown to be low risk, in which case they may be subject to de novo review to be moved to Class I or Class II. Clinical research of an investigational device is regulated under the investigational device exemption, or IDE, regulations of 21 C.F.R. Part 812. Nonsignificant risk devices are subject to abbreviated requirements that do not require a submission to the FDA but must have Institutional Review Board (IRB) approval and comply with other requirements pertaining to informed consent, labeling, recordkeeping, reporting, and monitoring. Significant risk devices require the submission of an IDE application to the FDA and the FDA’s approval of the IDE application.

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

Current Good Manufacturing Practices and other FDA Regulations of Cellular Therapy Products

Products that fall outside of the HCT/P regulations and are regulated as drugs, biological products, or devices must comply with applicable good manufacturing practice regulations. The current Good Manufacturing Practices, or cGMPs, regulations for drug products are found in 21 C.F.R. Parts 210 and 211; the General Biological Product Standards for biological products are found in 21 C.F.R. Part 610; and the Quality System Regulation for medical devices are found in 21 C.F.R. Part 820. These cGMPs and quality standards are designed to ensure the products that are processed at a facility meet the FDA’s applicable requirements for identity, strength, quality, sterility, purity, and safety.  In the event that our domestic United States operations are subject to the FDA’s drug, biological product, or device regulations, we intend to comply with the applicable cGMPs and quality regulations.

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

Good Laboratory Practices

The FDA prescribes good laboratory practices, or GLPs, for conducting nonclinical laboratory studies that support applications for research or marketing permits for products regulated by the FDA. These regulations are published in Part 58 of Title 21 of the CFR. GLPs are intended to assure the quality and integrity of the safety data filed in research and marketing permits. GLPs provide requirements for organization, personnel, facilities, equipment, testing facilities operation, test and control articles, protocol for nonclinical laboratory study, records, reports, and disqualification by the FDA.  To the extent that we are required to, or the above regulation applies, we intend that our domestic laboratory activities will comply with GLPs.

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

The Federal Trade Commission, or the FTC, has the authority to regulate and police advertising of medical treatments, procedures, and regimens in the United States under the Federal Trade Commission Act, or the FTCA. Under Sections 5(a) and 12 of the FTCA (15 U.S.C. §§45(a) and 52), the FTC has regulatory authority to prevent unfair and deceptive practices and false advertising. Specifically, the FTC requires advertisers and promoters to have a reasonable basis to substantiate and support claims. The FTC has many enforcement powers, one of which is the power to order disgorgement by promoters deemed in violation of the FTCA of any profits made from the promoted business and can order injunctions from further violative promotion.  Advertising that we may utilize in connection with our medical tourism operations will be subject to FTC regulatory authority, and we intend to comply with such regulatory régime. Similar laws and requirements are likely to exist in other countries and we intend to comply with such requirements.

Cosmetic and Skin Care Regulation

We may seek to continue our development of a human adult stem cell-derived extract for use in anti-aging skin care products and offer skin care cosmetic products derived from plant stem cells. We have established Stem Pearls, LLC to develop and market plant-derived stem cell cosmetic products in the United States and abroad.

Depending upon product claims and formulation, skin care products may be regulated as cosmetics, drugs, devices, or combination cosmetics and drugs. We intend to only market cosmetic skin care products. The FDA has authority to regulate cosmetics marketed in the United States under the FDCA and the Fair Packaging and Labeling Act, or the FPLA, and its implementing regulations. The FTC regulates the advertising of cosmetics under the FTCA.

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

The FDA or the FTC may disagree with our characterization of one or more of the skin care products as a cosmetic or the product claims. This could result in a variety of enforcement actions which could require the reformulation or relabeling of our products, the submission of information in support of the product claims or the safety and effectiveness of our products, or more punitive action, all of which could have a material adverse effect on our business. If the FDA determines we have failed to comply with applicable requirements under the FDCA or FPLA, it can impose a variety of enforcement actions from public warning letters, injunctions, consent decrees and civil penalties to seizure of our products, total or partial shutdown of our production, and criminal prosecutions. If any of these events were to occur, it could materially adversely affect us. If the FTC determines we have failed to substantiate our claims, it can pursue a variety of actions including disgorgement of profits, injunction from further violative conduct, and consent decrees.

Some types of skin-care products are regulated as both cosmetics and drugs under the FDCA. Examples of drug-cosmetic combination products are facial moisturizers that contain sunscreen and skin protectant hand lotions. Products that are both cosmetics and drugs because of ingredients or intended use must satisfy the regulatory requirements for both cosmetics and drugs. The drug requirements typically include FDA premarket approval under an NDA or an abbreviated new drug application, or ANDA, or, for over-the-counter products, implicit approval through conformance with the applicable FDA final regulation (also known as an over-the-counter drug monograph) that specifies the conditions that must be met for the drug to be generally recognized as safe and effective.  Over-the-counter drug products that do not meet the applicable FDA regulation require FDA approval under an NDA or ANDA prior to over-the-counter sale.

At present, we do not anticipate any of the products marketed as Stem Pearls will be regulated as a combination cosmetic and drug or solely as a drug or device. However, the FDA may disagree with such a determination which could result in a variety of enforcement actions and significant additional expenditure to comply with all FDA regulations applicable to such products.

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

Federal Regulation of Clinical Laboratories

Congress passed the Clinical Laboratory Improvement Amendments, or CLIA, in 1988, which provided the Centers for Medicare and Medicaid Services, or CMS, authority over all laboratory testing, except research, that is performed on humans in the United States. The Division of Laboratory Services, within the Survey and Certification Group, under the Center for Medicaid and State Operations, or CMSO, has the responsibility for implementing the CLIA program.

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

Health Insurance Portability and Accountability Act—Protection of Patient Health Information

 The Health Insurance Portability and Accountability Act of 1996, or HIPAA, included the Administrative Simplification provisions that required the Secretary of the Department of Health and Human Services, or HHS, to adopt regulations for the electronic exchange, privacy, and security of individually identifiable health information that HIPAA protects (called "protected health information").  HHS published the Standards for Privacy of Individually Identifiable Health Information, or the Privacy Rule, and the Security Standards for the Protection of Electronic Protected Health Information, or the Security Rule, to protect the privacy and security of protected health information. The Privacy Rule specifies the required, permitted and prohibited uses and disclosures of an individual’s protected health information by health plans, health care clearinghouses, and any health care provider that transmits health information in electronic format (referred to as "covered entities").  The Security Rule establishes a national security standard for safeguarding protected health information that is held or transferred in electronic form (referred to as “electronic protected health information"). The Security Rule addresses the technical and non-technical safeguards that covered entities must implement to secure individuals’ electronic protected health information.

 In addition to covered entities, the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, made certain provisions of the Security Rule, as well as the additional requirements the HITECH Act imposed that relate to security or privacy and that are imposed on covered entities, directly applicable as a matter of law to individuals and entities that perform permitted functions on behalf of covered entities when those functions involve the use or disclosure of protected health information.  These individuals and entities are called "business associates."  Covered entities are required to enter into a contract with business associates, called a "business associate agreement," that also imposes many of the Privacy Rule requirements on business associates as a matter of contract.

Regulations implementing the majority of the requirements created by the HITECH Act were issued in January 2013 (we refer to these regulations as the Final Rule). Among other things, the Final Rule broadened the definition of “business associate” to include subcontractors. As a result, a subcontractor who performs tasks involving the use or disclosure of protected health information on behalf of a business associate must likewise comply with the same obligations as the business associate.

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

Other Applicable U.S. Laws

In addition to the above-described regulation by United States federal and state government, the following are other federal and state laws and regulations that could directly or indirectly affect our ability to operate the business:

•	state and local licensure, registration, and regulation of the development of pharmaceuticals and biologics;

•	state and local licensure of medical professionals;

•	state statutes and regulations related to the corporate practice of medicine;

•	laws and regulations administered by U.S. Customs and Border Protection related to the importation of biological material into the United States;

•	other laws and regulations administered by the FDA;

•	other laws and regulations administered by HHS;

•	state and local laws and regulations governing human subject research and clinical trials;

•	the federal physician self-referral prohibition, also known as Stark Law, and any state equivalents to Stark Law;

•	the federal Anti-Kickback Law and any state equivalent statutes and regulations’

•	federal and state coverage and reimbursement laws and regulations;

•	state and local laws and regulations for the disposal and handling of medical waste and biohazardous material;

•	Occupational Safety and Health, or OSHA, regulations and requirements;

•	the Intermediate Sanctions rules of the IRS providing for potential financial sanctions with respect to “Excess Benefit Transactions” with tax-exempt organizations;

•	the Physician Payments Sunshine Act (in the event that our products are classified as drugs, biologics, devices or medical supplies and are reimbursed by Medicare, Medicaid or the Children’s Health Insurance Program); and

•	state and other federal laws addressing the privacy of health information.

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

Employees

We currently have eleven employees all of whom are full-time employees. We believe that our employee relations are good.

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

Not applicable.

ITEM 4.            MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Transactions in our common stock are currently reported under the symbol “BRTX” on the OTCQB market.  The following table sets forth the range of high and low bids reported in the over-the-counter market for our common stock. On July 7, 2015, we effected a 1-for-20 reverse split of our common stock. The prices shown below have been retroactively adjusted to give effect to the reverse split and represent prices in the market between dealers in securities; they do not include retail markup, markdown or commissions, and do not necessarily represent actual transactions.

	High	Low
2014 Calendar Year
First Quarter	$18.00	$5.60
Second Quarter	$12.00	$4.80
Third Quarter	$8.00	$5.00
Fourth Quarter	$10.40	$5.20

	High	Low
2015 Calendar Year
First Quarter	$9.90	$7.00
Second Quarter	$9.70	$6.00
Third Quarter	$12.25	$5.50
Fourth Quarter	$6.09	$2.95

Holders

As of March 28, 2016, there were 264 record holders of our shares of common stock.

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

Recent Sales of Unregistered Securities

During the three months ended December 31, 2015, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2014, Quarterly Reports on Form 10-Q for the periods ended March 31, 2015, June 30, 2015 and September 30, 2015 and Current Reports on Form 8-K filed with the Securities and Exchange Commission, and press releases made by us), and we were available to answer questions by prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficiency and for other corporate purposes.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price	Term (Years)	Purchaser(s)	Consideration (1)
10/14/15 – 12/7/15	117,194	117,194	$4.00	5	(2)	$468,776	(3)
10/20/15	6,250	6,250	$6.00	5	(2)	$25,000
11/9/15 – 11/24/15	155,625	155,625	$5.00	5	(2)	$622,500
11/24/15 – 12/4/15	16,000	-	-	-	(4)	$36,000	(5)
12/3/15	7,500	7,500	$5.00	5	(2)	$30,000	(3)
12/7/15	50,183	-	-	-	(2)	$105,384	(3)
12/10/15	12,236	-	-	-	(2)	$36,707	(6)
12/14/15	6,000	6,000	$5.25	5	(2)	$25,200
12/23/15 – 12/30/15	75,473	-	-	-	(2)	$264,144	(7)

(1)	The value of the non-cash consideration was estimated to be the fair value of our restricted common stock. Since our shares are thinly traded in the open market, the fair value of our equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares.

(2)	Accredited investor.

(3)	Issued in connection with the exchange of notes payable.

(4)	Consultant.

(5)	Issued in consideration of consulting services.

(6)	Issued in connection with the conversion of convertible notes payable.

(7)	Issued in connection with warrant exercises.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2015, there were no purchases of common stock made by us or any “affiliated purchaser”.

ITEM 6.             SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of BioRestorative Therapies, Inc. (and including its subsidiaries, "BRT" or the “Company”) as of December 31, 2015 and 2014 and for the years ended December 31, 2015 and 2014 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K following Item 15. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to BRT. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Factors That May Affect Future Results and Financial Condition” in this Item 7 for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

We develop therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult (non-embryonic) stem cells. We are currently pursuing our Disc/Spine Program with our initial therapeutic product being called BRTX-100. We have obtained a license to use technology for adult stem cell treatment of disc and spine conditions, including protruding and bulging lumbar discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the legs and feet. We are also developing our ThermoStem Program. This pre-clinical program involves the use of brown fat in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies. A United States patent related to the ThermoStem Program was issued in September 2015.

We are developing a patented curved needle device, or CND, that is a needle system to allow access to difficult to locate regions for the delivery or removal of fluids and other substances. We also offer stem cell derived cosmetic and skin care products.

Our offices are located in Melville, New York where we have established a laboratory facility in order to increase our capabilities for the further development of possible cellular-based treatments, products and protocols, stem cell-related intellectual property and translational research applications.

As of December 31, 2015, our accumulated deficit was $33,323,506, our stockholders’ deficiency was $3,908,463 and our working capital deficiency was $5,323,179. We have historically only generated a modest amount of revenue, our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

Based upon our working capital deficiency as of December 31, 2015 and our forecast for continued operating losses, we require equity and/or debt financing to continue our operations. As of December 31, 2015, our outstanding debt of $1,470,083, together with interest at rates ranging between 0% and 15% per annum, was due on various dates through October 2016. Subsequent to December 31, 2015 and through March 28, 2016, we have received aggregate equity financing (including proceeds from the exercise of common stock purchase warrants) and debt financing of $1,831,270 and $325,000, respectively, we have received research and development fees of $80,156, the due date for the repayment of $163,000 of debt has been extended, $103,500 of debt has been repaid, and $310,000 and $13,172 of debt and accrued interest, respectively, has been either converted into or exchanged for common stock. Giving effect to the above actions, we currently have notes payable aggregating $514,518 which are past due. Based upon our working capital deficiency and outstanding debt, we expect to be able to fund our operations through April 2016. We anticipate that we will require between $7,500,000 and $8,500,000 in financing to commence and complete a Phase 2 clinical trial with regard to our Disc/Spine Program. We anticipate that we will require between $20,000,000 and $30,000,000 in further additional funding to complete our clinical trials with regard to our Disc/Spine Program. We will also require a substantial amount of additional funding if we determine to establish a manufacturing operation with regard to our Disc/Spine Program (as opposed to utilizing a third party manufacturer) and to implement our other programs discussed in “Business”, including our metabolic ThermoStem Program. No assurance can be given that the anticipated amounts of required funding are correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise.

We are currently considering several different financing alternatives to support our future operations and are currently in the process of negotiating extensions or discussing conversions to equity with respect to our outstanding indebtedness. If we are unable to obtain such additional financing on a timely basis or, notwithstanding any request we may make, our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. See “Liquidity and Capital Resources” below.

Recent Developments

Private Equity Financing

On November 18, 2015, John M. Desmarais purchased 125,000 shares of our common stock at a price of $4.00 per share and received a five year warrant to purchase 125,000 shares of our common stock at an exercise price of $5.00 per share, for gross proceeds of $500,000. In connection with this transaction, on December 1, 2015, we elected Mr. Desmarais to our Board of Directors, and our Board of Directors adopted a resolution relating to the right of Mr. Desmarais to pursue corporate opportunities, subject to certain exceptions. In the event that we had failed to cause the election of Mr. Desmarais to our Board of Directors within 30 days of the closing of the transaction, Mr. Desmarais would have had the right to require us to repurchase the shares issued to him for the purchase price paid by him. In such event, the warrant issued to Mr. Desmarais would have been deemed cancelled. Mr. Desmarais would have had a similar right to require a repurchase of the shares issued to him had our Board of Directors not adopted the foregoing resolution. In the event that we at any time propose to or do rescind, revoke or modify such resolution, Mr. Desmarais will have the right to cause us to repurchase the shares issued to him for a purchase price per share equal to the greater of (a) $4.00 or (b) the average of the closing prices of our common stock on the five trading days immediately preceding the date of the repurchase. See Item 10 (“Directors, Executive Officers and Corporate Governance – Directors and Executive Officers – John M. Desmarais” for information regarding Mr. Desmarais.

Common Stock and Warrant Offerings

Subsequent to December 31, 2015, we issued an aggregate of 404,593 shares of common stock and warrants to purchase an aggregate of 1,248,937 shares of common stock at exercise prices ranging from $4.50 to $5.00 per share to investors for aggregate gross proceeds of $1,618,372. The warrants have terms ranging from eight months to five years. See Item 13 (“Certain Relationships and Related Transactions, and Director Independence - Other”) for a discussion of the sale of shares of common stock and warrants to Mr. Desmarais in March 2016.

Board of Directors

On February 19, 2016, Robert B. Catell was elected to our Board of Directors.

Consolidated Results of Operations

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

The following table presents selected items in our consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively:

	For The Years Ended,
	December 31,
	2015	2014

Revenues	$628,915	$415,996

Cost of sales	261,504	213,834

Gross Profit	367,411	202,162

Operating Expenses
Marketing and promotion	168,352	125,626
Consulting	1,394,037	1,310,121
Research and development	2,105,059	1,430,614
General and administrative	3,870,325	2,258,307

Total Operating Expenses	7,537,773	5,124,668

Loss From Operations	(7,170,362)	(4,922,506)

Other (Expense) Income
Interest expense	(263,583)	(285,275)
Amortization of debt discount	(339,443)	(464,470)
Loss on extinguishment of notes payable, net	(35,677)	(49,094)
Warrant modification expense	(114,415)	(50,035)
Gain on settlement of payables	-	183,768

Total Other Expense	(753,118)	(665,106)

Net Loss	$(7,923,480)	$(5,587,612)

Revenues

For the year ended December 31, 2015, we generated $609,490 of revenues through the services provided pursuant to our research and development agreements, $19,000 from royalty revenue and $425 of sales of Stem Pearls skincare products. For the year ended December 31, 2014, we generated $413,777 of revenues through the services provided pursuant to our research and development agreements and $2,219 of sales of Stem Pearls skincare products. The increase in our revenues for the fiscal year 2015 versus 2014 was primarily the result of completion of our obligations under our research agreements.

Cost of sales

For the year ended December 31, 2015, cost of sales was $261,504 as compared to $213,834 for 2014. For the years ended December 31, 2015 and 2014, cost of sales consisted primarily of $259,260 and $198,162, respectively, of the portion of employee salary expense, consultant fees, and laboratory supplies expense related to our research and development agreements.

Gross Profit

For the year ended December 31, 2015, gross profit was $367,411 (58% of revenues) as compared to $202,162 (49% of revenues) for the year ended December 31, 2014, primarily due to the acceleration of revenue recognition associated with the research and development agreement with Pfizer, due to the early completion of the program in accordance with our revenue recognition policies.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the year ended December 31, 2015, marketing and promotion expenses increased by $42,726, or 34%, from $125,626 to $168,352, as compared to the year ended December 31, 2014. The increase is primarily due to increased travel expenses of approximately $32,000.

We expect that marketing and promotion expenses will continue to increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the year ended December 31, 2015, consulting expenses increased $83,916, or 6%, from $1,310,121 to $1,394,037, as compared to the year ended December 31, 2014. The increase is due to an approximately $188,000 increase in consulting fees partially offset by an approximately $104,000 decrease in stock-based compensation to consultants.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Chief Executive Officer (in part); (b) our Vice President of Research and Development; (c) our Scientific Advisory Board members; (d) our President, Disc/Spine Division; and (e) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the year ended December 31, 2015, research and development expenses increased by $674,445 from $1,430,614 to $2,105,059, or 47%, as compared to the year ended December 31, 2014. The increase is primarily related to an approximately $564,000 increase in payroll mainly due to the hiring of our President, Disc/Spine Division and additional laboratory staff.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of (a) our Chief Executive Officer attributable to research and development; (b) our Vice President of Research and Development; (c) our President, Disc/Spine Division; and (d) our laboratory staff) as well as corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the year ended December 31, 2015, general and administrative expenses increased by $1,612,018, or 71%, from $2,258,307 to $3,870,325, as compared to the year ended December 31, 2014. The increase is primarily due to increased professional fees of approximately $721,000 mainly incurred in connection with our aborted underwritten public offering and an increase in stock-based compensation to employees in the amount of approximately $496,000 due to awards granted during the second half of 2014 as well as 2015 grants.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the year ended December 31, 2015, interest expense decreased $21,692, or 8%, as compared to the year ended December 31, 2014, primarily due to reduced debt balances.

Amortization of debt discount

For the year ended December 31, 2015, amortization of debt discount decreased $125,027, or 27%, as compared to the year ended December 31, 2014. The decrease was primarily due to reduced debt balances.

Loss on extinguishment of notes payable

For the year ended December 31, 2015, we recorded a loss on extinguishment of notes payable of $35,677, which is associated with investors’ exchange of debt into equity securities, as compared to a loss on extinguishment of notes payable of $49,094 for the year ended December 31, 2014.

Warrant modification expense

During the year ended December 31, 2015, we recorded expense related to the modification of outstanding warrants of $114,415, as compared to expense related to the modification of outstanding warrants of $50,035 for the year ended December 31, 2014.

Gain on settlement of note and payables, net

During the year ended December 31, 2014, we recorded a gain on settlement of payables, net, of $183,768 related to a $166,668 gain on the amendment of our University of Utah Research Agreement regarding our brown fat and disc/spine initiatives whereby a portion of the fees payable to the University of Utah were cancelled, a $9,600 gain on the settlement of accrued expenses to consultants and a $7,500 gain on the settlement of a convertible note. We had no such gains during the year ended December 31, 2015.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	December 31,
	2015	2014

Cash	$166,555	$91,798

Working Capital Deficiency	$(5,323,179)	$(8,410,686)

Notes Payable (Gross)	$1,470,083	$5,851,496

Availability of Additional Funds

Based upon our working capital and stockholders’ deficiency of $5,323,179 and $3,908,463, respectively, as of December 31, 2015, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2015, our outstanding debt of $1,470,083, together with interest at rates ranging between 0% and 15% per annum, was due on various dates through October 2016. Subsequent to December 31, 2015 and through March 28, 2016, we have received aggregate equity financing (including proceeds received from the exercise of common stock purchase warrants) and debt financing of $1,831,270 and $325,000, respectively, we have received research and development fees of $80,156, the due date for the repayment of $163,000 of debt has been extended, $103,500 of debt has been repaid, and $310,000 and $13,172 of debt and accrued interest, respectively, has been either converted into or exchanged for common stock. Giving effect to the above actions, we currently have notes payable aggregating $514,518 which are past due. As of the date of filing, our outstanding debt was as follows:

Maturity Date	Principal Amount

Past Due	$514,518
QE 6/30/16	110,000
QE 9/30/16	50,000
QE 12/31/16	462,063
QE 3/31/17	250,000
$1,386,581

Based upon our working capital deficiency, outstanding debt and forecast for continued operating losses, we expect that the cash we currently have available will fund our operations through April 2016. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes). Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

Our consolidated financial statements included elsewhere in this Annual Report on Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

During the years ended December 31, 2015 and 2014, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the years ended December 31, 2015 and 2014 in the amounts of $3,122,063 and $3,227,851, respectively. The net cash used in operating activities for the year ended December 31, 2015 was primarily due to cash used to fund a net loss of $7,923,480, adjusted for non-cash expenses in the aggregate amount of $2,743,141, partially offset by $2,058,276 of cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable plus accrued expenses and other liabilities, due to cash constraints during the period. The net cash used in operating activities for the year ended December 31, 2014 was primarily due to cash used to fund a net loss of $5,587,612, adjusted for non-cash expenses in the aggregate amount of $1,878,162, partially offset by $481,599 of cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accrued interest and deferred revenues, partially offset by a decrease in accounts payable.

Net Cash Used in Investing Activities

During the year ended December 31, 2015, net cash used in investing activities was $483,069 due to $408,069 used for the purchase of medical equipment, leasehold improvements and computer equipment plus $75,000 used to retain the exclusivity of our disc/spine license. During the year ended December 31, 2014, net cash used in investing activities was $167,396, primarily due to cash used for the purchase of furniture, computer equipment and medical equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the years ended December 31, 2015 and 2014 was $3,679,889 and $3,285,947, respectively. During the year ended December 31, 2015, $1,382,045 of net proceeds were from debt financings and $2,297,844 of proceeds were from equity financings (including proceeds received in connection with the exercise of common stock purchase warrants). During the year ended December 31, 2014, $567,947 of net proceeds were from debt financings and $2,718,000 of proceeds were from equity financings (including proceeds received in connection with the exercise of common stock purchase warrants).

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Our significant estimates and assumptions include the recoverability and useful lives of long-lived assets, the fair value of our equity securities and the valuation allowance related to our deferred tax assets. Certain of our estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to us and general economic conditions. It is reasonably possible that these external factors could have an effect on our estimates and could cause actual results to differ from those estimates.

Intangible Assets

Intangible assets are comprised of trademarks and licenses with original estimated useful lives of 10 and 17.7 years, respectively. Once placed into service, we amortize the cost of the intangible assets over their estimated useful lives on a straight line basis.

Impairment of Long-lived Assets

We review for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

Revenue Recognition

Research and Development Agreements

Our policy relating to research and development agreements is to recognize research and development revenues associated with such agreements either on a straight-line basis over the term of the agreement, or in accordance with the milestone method of revenue recognition, depending on the nature of the contract terms, subject to potential acceleration upon achievement of contractually specified deliverables.

On March 19, 2014, we entered into an agreement with a Japanese pharmaceutical company to perform specified research and development activities related to stem cells. The agreement terminated on June 19, 2015. Payment terms were (1) $150,000 at commencement; (2) $50,000 upon achievement of a specified deliverable; and (3) $50,000 upon achievement of the final specified deliverable. As of December 31, 2015, $250,000 had been received under the agreement and had been recognized as revenue ($134,281 and $115,719 during the years ended December 31, 2015 and 2014, respectively).

On March 24, 2014, we entered into a two-year agreement with a U.S. pharmaceutical company to perform specified research and development activities related to brown fat. The agreement terminated on March 24, 2016. Payment terms are (1) $250,000 at commencement; (2) $356,250 payable in four equal quarterly installments, subject to acceleration upon achieving a specified deliverable; and (3) $168,750 payable in two equal bi-annual installments, subject to acceleration upon achieving a specified deliverable. As of December 31, 2015, $688,892 had been received under the agreement (net of $1,733 of early payment discounts), $773,267 had been recognized as revenue ($475,209 and $298,058 during the years ended December 31, 2015 and 2014, respectively) and $84,375 of accounts receivable were on the balance sheet.

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

On November 30, 2015, we and a stem cell treatment company, or SCTC entered into an amendment to a January 27, 2012 license agreement between us. Pursuant to the amendment, effective November 30, 2015, we granted to the SCTC a non-exclusive sublicense to use, and the right to sublicense to third parties the right to use, in certain locations in the United States, certain intellectual property related to stem cell disc procedures (that originally was licensed to us by the SCTC pursuant to the January 27, 2012 license agreement). In consideration of the sublicense, the SCTC has agreed to pay us royalties on a per disc procedure basis.

During the years ended December 31, 2015 and 2014, we recognized $19,000 and $0, respectively, of revenue related to our sublicense agreements.

For the years ended December 31, 2015 and December 31, 2014, we recognized revenue related to sale of Stem Pearls skincare products of $425 and $2,219, respectively.

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

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Since the shares underlying our 2010 Equity Participation Plan, or the Plan, were registered on May 27, 2014, we estimate the fair value of the awards granted under the Plan based on the market value of our freely tradable common stock as reported on the OTCQB market. The fair value of our restricted equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares. Awards granted to directors are treated on the same basis as awards granted to employees.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers,”, or ASU 2014-09. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. To allow entities additional time to implement systems, gather data and resolve implementation questions, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, in August 2015, to defer the effective date of ASU No. 2014-09 for one year, which is fiscal years beginning after December 15, 2017. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, or ASU 2014-15. ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact that the adoption of this new standard will have on our financial statement disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, or ASU 2015-03. ASU 2015-03 amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015; earlier adoption is permitted. Additionally, in August 2015 the FASB issued guidance expanding the April 2015 update (ASU No. 2015-15). It states that, given the absence of authoritative guidance within the update, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset for revolving lines of credit and subsequently amortizing the deferred debt issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line of credit. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previously issued. Full retrospective application is required. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, or ASU 2015-17. The FASB issued ASU 2015-17 as part of its ongoing Simplification Initiative, with the objective of reducing complexity in accounting standards. The amendments in ASU 2015-17 require entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. This guidance does not change the offsetting requirements for deferred tax liabilities and assets, which results in the presentation of one amount on the balance sheet. Additionally, the amendments in ASU 2015-17 align the deferred income tax presentation with the requirements in International Accounting Standards (IAS) 1, Presentation of Financial Statements.  The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, or ASU 2016-02. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating ASU 2016-02 and its impact on our consolidated financial statements.

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

Risks Related to Our Business Generally

We have a limited operating history; we have incurred substantial losses since inception; we expect to continue to incur losses for the near term; we have a substantial working capital deficiency and a stockholders’ deficiency; the report of our independent registered public accounting firm contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

We have a limited operating history. Since our inception, we have incurred net losses. As of December 31, 2015, we had a working capital deficiency of $5,323,179 and a stockholders’ deficiency of $3,908,463. The report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2015 and 2014 and for the years then ended indicates that our financial statements have been prepared assuming that we will continue as a going concern. The report states that, since we have incurred net losses since inception and we need to raise additional funds to meet our obligations and sustain our operations, there is substantial doubt about our ability to continue as a going concern. Our plans in regard to these matters are described in footnote 2 to our audited financial statements as of December 31, 2015 and 2014 and for the years then ended, which are included following Item 15 (“Exhibits and Financial Statement Schedules”). Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will need to obtain a significant amount of financing to initiate and complete our clinical trials and implement our business plan.

Since our inception, we have not generated significant revenues from our operations and have funded our operations through the sale of our equity securities (approximately $11,000,000) and debt securities (approximately $11,000,000). The implementation of our business plan, as discussed in Item 1 (“Business”), will require the receipt of sufficient equity and/or debt financing to purchase necessary equipment, technology and materials, fund our research and development efforts, retire our outstanding debt and otherwise fund our operations. We anticipate that we will require between $7,500,000 and $8,500,000 in financing to commence and complete a Phase 2 clinical trial with regard to our Disc/Spine Program. We anticipate that we will require between $20,000,000 and $30,000,000 in further additional funding to complete our clinical trials with regard to our Disc/Spine Program. We will also require a substantial amount of additional funding if we determine to establish a manufacturing operation with regard to our Disc/Spine Program (as opposed to utilizing a third party manufacturer) and to implement our other programs discussed in Item 1 (“Business”), including our metabolic ThermoStem Program. No assurance can be given that the anticipated amounts of required funding are correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise. In the event we do not obtain the financing required for the above purposes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate.

We will need to obtain additional financing to satisfy debt obligations.

As described in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Availability of Additional Funds”), as of December 31, 2015, our outstanding debt of $1,470,083, together with interest at rates ranging between 0% and 15% per annum, are due on various dates through October 2016. Subsequent to December 31, 2015 and through March 28, 2016, we have received aggregate equity financing (including proceeds received from the exercise of common stock purchase warrants) and debt financing of $1,831,270 and $325,000, respectively, we have received research and development fees of $80,156, the due date for the repayment of $163,000 of debt has been extended, $103,500 of debt has been repaid, and $310,000 and $13,172 of debt and accrued interest, respectively, has been either converted into or exchanged for common stock. Giving effect to the above actions, we currently have notes payable aggregating $514,518 which are past due. As of March 28, 2016, the outstanding balance of our debt of $1,386,581, together with accrued interest, was due and payable between on demand and February 2017. Unless we obtain additional financing or, upon our request, the debt holders agree to convert their debt into equity or extend the maturity dates of the debt, we will not be able to repay such debt. Based upon our working capital deficiency and outstanding debt, we expect to be able to fund our operations through April 2016. Even if we are able to satisfy our debt obligations, our cash balance and the revenues for the foreseeable future from our anticipated operations will not be sufficient to fund the development of our business plan.

Our business strategy is high-risk.

We are focusing our resources and efforts primarily on the development of cellular-based products and services which will require extensive cash for research, development and commercialization activities.  This is a high-risk strategy because there is no assurance that our products and services, including our Disc/Spine Program and our ThermoStem metabolic brown fat research initiative, will ever become commercially viable (commercial risk), that we will prevent other companies from depriving us of market share and profit margins by offering services and products based on our inventions and developments (legal risk), that we will successfully manage a company in a new area of business, regenerative medicine, and on a different scale than we have operated in the past (operational risk), that we will be able to achieve the desired therapeutic results using stem and regenerative cells (scientific risk), or that our cash resources will be adequate to develop our products and services until we become profitable, if ever (financial risk).  We are using our cash in one of the riskiest industries in the economy (strategic risk).  This may make our stock an unsuitable investment for many investors.

We will need to enter into agreements in order to implement our business strategy.

Except for certain license and research and development agreements described in Item 1 (“Business”), we do not have any material agreements or understandings in place with respect to the implementation of our business strategy. No assurances can be given that we will be able to enter into any necessary agreements with respect to the development of our business. Our inability to enter into any such agreements would have a material adverse effect on our results of operations and financial condition.

We depend on our executive officers and on our ability to attract and retain additional qualified personnel; we do not currently have a Chief Financial Officer.

Our performance is substantially dependent on the performance of Mark Weinreb, our Chief Executive Officer. We rely upon him for strategic business decisions and guidance. Mr. Weinreb is subject to an employment agreement with us that is scheduled to expire in December 2017. We are also dependent on the performance of Edward Field, President of our Disc/Spine Division, and Francisco Silva, our Vice President of Research and Development, in establishing and developing our products and operations. Mr. Field and Mr. Silva are also subject to employment agreements with us. We do not have any key-man insurance policies on the lives of any of our executive officers. We do not currently have a Chief Financial Officer. Pending the hiring of a Chief Financial Officer, we are utilizing financial consultants with regard to the preparation of our financial statements. We believe that our future success in developing marketable products and services and achieving a competitive position will depend in large part upon whether we can attract and retain additional qualified management and scientific personnel, including a Chief Financial Officer.  Competition for such personnel is intense, and there can be no assurance that we will be able to attract and retain such personnel.  The loss of the services of Mr. Weinreb, Mr. Field and/or Mr. Silva or the inability to attract and retain additional personnel, including a Chief Financial Officer, and develop expertise as needed would have a substantial negative effect on our results of operations and financial condition.

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

Risks Related to Our Cell Therapy Product Development Efforts

Our future success is significantly dependent on the timely and successful development and commercialization of BRTX-100, our lead product candidate for the treatment of chronic lumbar disc disease; if we encounter delays or difficulties in the development of this product candidate, as well as any other product candidates, our business prospects would be significantly harmed.

We are dependent upon the successful development, approval and commercialization of our product candidates. Before we are able to seek regulatory approval of our product candidates, we must conduct and complete extensive clinical trials to demonstrate their safety and efficacy in humans. Our lead product candidate, BRTX-100, is in early stages of development and we must first complete pre-clinical work to submit an investigational new drug, or IND, application for FDA clearance to commence clinical trials.

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

•           the supply or quality of our product candidates or other materials necessary to conduct clinical trials of these product candidates may be insufficient or inadequate; inability to generate sufficient pre-clinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical studies;

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

•           failure to perform in accordance with the FDA’s current Good Clinical Practices, or cGCP, requirements, or applicable regulatory guidelines in other countries;

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

We anticipate that we will not be able to commercialize our BRTX-100 product for at least five years.

We may experience delays and other difficulties in enrolling a sufficient number of patients in our clinical trials which could delay or prevent the receipt of necessary regulatory approvals.

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

We have not commenced the clinical trials necessary to obtain FDA approval to market BRTX-100 or any of our other products in development. Our management lacks significant experience in completing clinical trials and bringing a drug through commercialization. Clinical trials for BRTX-100 and other products in development may be delayed or terminated as a result of many factors, including the following:

•           patients failing to complete clinical trials due to dissatisfaction with the treatment, side effects or other reasons;

•           failure by regulators to authorize us to commence a clinical trial;

•           suspension or termination by regulators of clinical research for many reasons, including concerns about patient safety or our failure, or the failure of our contract manufacturers, to comply with current Good Manufacturing Practices, or cGMP, requirements;

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

The development of our cell therapy product candidates is subject to uncertainty because autologous cell therapy is inherently variable.

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

Currently, we expect our laboratory to exclusively provide the cell processing services necessary for clinical production of BRTX-100 for our disc clinical trial. To date, we have not produced any products at our laboratory. We expect that we would need to significantly expand our manufacturing capabilities to meet potential commercial demand for BRTX-100 and any other of our product candidates, if approved, as well as any of our other product candidates that might attain regulatory approval. Such expansion would require additional regulatory approvals. Even if we increase our manufacturing capabilities, it is possible that we may still lack sufficient capacity to meet demand. Ultimately, if we are unable to supply our products to meet commercial demand, whether because of processing constraints or other disruptions, delays or difficulties that we experience, sales of the products and their long-term commercial prospects could be significantly damaged.

We do not presently have a third-party manufacturer for BRTX-100 or any of our other product candidates. If our facilities at which these product candidates would be manufactured or our equipment were significantly damaged or destroyed, or if there were other disruptions, delays or difficulties affecting manufacturing capacity, our planned and future clinical studies and commercial production for these product candidates would likely be significantly disrupted and delayed. It would be both time consuming and expensive to replace this capacity with third parties, particularly since any new facility would need to comply with the regulatory requirements.

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

Our research agreement with the University of Utah (which expired in June 2015) provided an opportunity for us to obtain brown adipose (fat) tissue that we use to identify and characterize brown adipose derived stem cells for use in our pre-clinical ThermoStem Program. There is no certainty that we will be able to continue to collect brown adipose samples through relationships that we may establish with other potential sources of brown adipose tissue. The loss of brown tissue procurement would have a material adverse effect upon our ability to advance the ThermoStem Program.

We are required to pay certain minimum amounts to maintain our exclusive license rights with regard to the disc/spine technology. The loss of such exclusive rights would have a material adverse effect upon us.

Pursuant to our license agreement with Regenerative Sciences, LLC, or Regenerative, unless certain milestones are satisfied, we will be required to pay to Regenerative minimum amounts of between $225,000 and $475,000 during the period from April 2017 to April 2019 in order to maintain our exclusive rights with regard to the disc/spine technology. No assurances can be given that we will have sufficient funds to pay such minimum amounts if the milestones are not satisfied. Any loss of such exclusive rights would have a material adverse effect upon our business, results of operations and financial condition.

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

Competitors may have greater experience in developing products, therapies or devices, conducting clinical trials, obtaining regulatory clearances or approvals, manufacturing and commercialization.  It is possible that competitors may obtain patent protection, approval, or clearance from the FDA or achieve commercialization earlier than we can, any of which could have a substantial negative effect on our business.

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

We expect that physicians’ inertia and skepticism will also be a significant barrier as we attempt to gain market penetration with our future products and services. We may need to finance lengthy time-consuming clinical studies (so as to provide convincing evidence of the medical benefit) in order to overcome this inertia and skepticism.

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

Over the past five years, our business plan has been focused on capturing a piece of the burgeoning field of cell therapy. We have limited experience in the areas of cell therapy product development and marketing, and in the related regulatory issues and processes. Although we have recruited a team that has experience with designing and conducting clinical trials, as a company, we have limited experience in conducting clinical trials and no experience in conducting clinical trials through to regulatory approval of any product candidate.  In part because of this lack of experience, we cannot be certain that planned clinical trials will begin or be completed on time, if at all. We cannot assure that we will successfully achieve our clinical development goals or fulfill our plans to capture a piece of the cell therapy market.

Our cell therapy business is based on novel technologies that are inherently expensive, risky and may not be understood by or accepted in the marketplace, which could adversely affect our future value.

The clinical development, commercialization and marketing of cell and tissue-based therapies are at an early-stage, substantially research-oriented, and financially speculative. To date, very few companies have been successful in their efforts to develop and commercialize a cell therapy product. In general, cell-based or tissue-based products may be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy, or other characteristics that may prevent or limit their approval or commercial use. In addition, BRTX-100 is a cell-based candidate that is produced by using a patient’s own stem cells derived from bone marrow. Regulatory approval of novel product candidates such as BRTX-100, which is manufactured using novel manufacturing processes, can be more complex and expensive and take longer than other, more well-known or extensively studied pharmaceutical or biopharmaceutical products, due to the FDA’s lack of experience with them. To our knowledge, the FDA has not yet approved a disc related stem cell therapy product. This lack of experience may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, which would increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions. Furthermore, the number of people who may use cell or tissue-based therapies is difficult to forecast with accuracy. Our future success is dependent on the establishment of a large global market for cell- and tissue-based therapies and our ability to capture a share of this market with our product candidates.

Our cell therapy product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing reference product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product is approved under a biologics license application, or BLA. Although the FDA has approved one biosimilar product, complex provisions of the law are still being implemented by the FDA and interpreted by the federal courts. As a result, the ultimate impact, implementation, and meaning of the BPCIA are still subject to some uncertainty and FDA actions and court decisions concerning the law could have a material adverse effect on the future commercial prospects for our biological products.

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

Whether or not we are ultimately successful in any product liability litigation that may arise, such litigation could consume substantial amounts of our financial and managerial resources, result in decreased demand for our products and injure our reputation.

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

Our commercial success will depend in large part upon our ability to protect our proprietary rights. There is no assurance, for example, that any additional patents will be issued to us or, if issued, that such patents will not become the subject of a re-examination, will provide us with competitive advantages, will not be challenged by any third parties, or that the patents of others will not prevent the commercialization of products and services incorporating our technology. Furthermore, there can be no guarantee that others will not independently develop similar products and services, duplicate any of our products and services, or design around any patents we obtain.

Our commercial success will also depend upon our ability to avoid infringing patents issued to others.  If we were judicially determined to be infringing on any third-party patent, we could be required to pay damages, alter our products, services or processes, obtain licenses, or cease certain activities.  If we are required in the future to obtain any licenses from third parties for some of our products and/or services, there can be no guarantee that we would be able to do so on commercially favorable terms, if at all.  United States and foreign patent applications are not immediately made public, so we might be surprised by the grant to someone else of a patent on a technology we are actively using.   Although we conducted a freedom to operate, or FTO, search on the licensed technology associated with our Disc/Spine Program, modifications made, and/or further developments that may be made, to that technology may not be covered by the initial FTO. No FTO has been undertaken with respect to our ThermoStem brown fat initiative.

Litigation, which would result in substantial costs to us and the diversion of effort on our part, may be necessary to enforce or confirm the ownership of any patents issued or licensed to us, or to determine the scope and validity of third-party proprietary rights.  If our competitors claim technology also claimed by us and prepare and file patent applications in the United States, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, or the Patent Office, or a foreign patent office to determine priority of invention, which could result in substantial costs and diversion of effort, even if the eventual outcome is favorable to us.  Any such litigation or interference proceeding, regardless of outcome, could be expensive and time-consuming.

Successful challenges to our patents through oppositions, re-examination proceedings or interference proceedings could result in a loss of patent rights in the relevant jurisdiction. If we are unsuccessful in actions we bring against the patents of other parties, and it is determined that we infringe upon the patents of third parties, we may be subject to litigation, or otherwise prevented from commercializing potential products and/or services in the relevant jurisdiction, or may be required to obtain licenses to those patents or develop or obtain alternative technologies, any of which could harm our business. Furthermore, if such challenges to our patent rights are not resolved in our favor, we could be delayed or prevented from entering into new collaborations or from commercializing certain products and/or services, which could adversely affect our business and results of operations.

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

The Leahy-Smith America Invents Act, or AIA, which was signed into law in 2011, significantly changes United States patent law. It may take some time to establish what the law means, since it is just being interpreted by the lower courts, and any lower court decisions have not been reviewed by either the Federal Circuit Court of Appeals or the Supreme Court, a process that will take years. The first major change is that AIA switches the United States patent system from a “first to invent” system to a “first to file” system. Now that the first to file system is in effect, there is a risk that another company may independently develop identical or similar patents at approximately the same time, and be awarded the patents instead of us. Further, for the second major change, AIA abolished interference proceedings, and establishes derivation proceedings to replace interference proceedings in all cases in which the time period for instituting an interference proceeding has not lapsed where an inventor named in an earlier application derived the claimed invention from a named inventor. Now that the derivation proceedings are in effect, there is a risk that the inventorship of any pending patent application can be challenged for reasons of derivation. The third major change is that AIA established post-grant opposition proceedings that will apply only to patent applications filed after “first to file” became effective. Post-grant opposition will enable a person who is not the patent owner to initiate proceedings in the Patent Office within nine months after the grant of a patent that can result in cancellation of a patent as invalid. In addition to AIA, recent court decisions have created uncertainty with regard to our ability to obtain and maintain patents. Therefore there is a risk that any of our patents once granted may be subject to post-grant opposition, which will increase uncertainty on the validity of any newly granted patent or may ultimately result in cancellation of the patent.

In addition the Supreme Court has recently taken more limiting positions as to what constitutes patentable subject matter. As a result, many patents covering what were previously patentable inventions are now determined to cover inventions which are deemed non-statutory subject matter and are now invalid. As a result of this and subsequent opinions by the Court of Appeals for the Federal Circuit, the Patent Office is now applying more stringent limitations to claims in patent applications and is refusing to grant patents in areas of technology where patents were previously deemed available. Therefore there is a risk that we will be unable to acquire patents to cover our products and if such patents are granted they may subsequently be found to be invalid.

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

We intend to develop stem cell based therapeutic products and related device accessories. These products and operations are subject to regulation in the United States by the FDA, the FTC the CMS, state authorities and comparable authorities in foreign jurisdictions. Government regulation is a significant factor affecting the research, development, formulation, manufacture, and marketing of our products. If we fail to comply with applicable regulations, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, operating restrictions and criminal prosecution.

The FDA requires facilities that are engaged in the recovery, processing, storage, labeling, packaging, or distribution of human cells, tissues, cellular and tissue-based products, or HCT/Ps, or in the screening or testing of donors of HCT/Ps to register and list the HCT/Ps that it manufactures, comply with current Good Tissue Practices, or cGTPs, and other procedures to prevent the introduction, transmission, and spread of communicable diseases. Our New York-based laboratory and any treatment centers we may open in the United States may be required to comply with the HCT/P regulations. In addition, any third party retained by us that engages in the manufacture of an HCT/P on our behalf must also comply with the HCT/P regulations. If we or our third-party contractors fail to register, update registration information, or comply with any HCT/P regulation, we will be out of compliance with FDA regulations, which could adversely affect our business. Furthermore, adverse events in the field of stem cell therapy may result in greater governmental regulation, which could create increased expenses, potential delays, or otherwise affect our business.

We believe that some of our products and services may be regulated solely as HCT/Ps; however, it is possible that some or all of our products may be regulated as drugs, medical devices, and/or biological products and therefore will likely require FDA regulatory approval or clearance prior to being marketed in the United States. The FDA approval process can be lengthy, expensive, and uncertain and there is no guarantee of ultimate approval or clearance. Even if our products are approved, FDA regulation of promotional and manufacturing activities can affect our ability to market a drug, biologic or medical device. These products must comply with the applicable current Good Manufacturing Practices (for drug products), Quality System Regulations (for medical devices), or General Biological Product Standards (for biological products) as set forth in Title 21 of the Code of Federal Regulations. These regulations govern the manufacture, processing, packaging, and holding of the products. The FDA conducts inspections to enforce compliance with these regulations. We and any third-party contractor that manufactures these products on our behalf must comply with the applicable regulations. If we or any third party retained by us that engages in the manufacture of a drug, medical device, or biological product fails to comply with the applicable regulations, we will be out of compliance with FDA regulations, which could adversely affect our business. Discovery after FDA approval of previously unknown problems with a product, manufacturer or manufacturing process, or a failure to comply with regulatory requirements, may result in actions such as:

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

Although cosmetic products are subject to fewer regulatory requirements than drugs or medical devices, in the United States cosmetic products are subject to FDA and FTC requirements as well as applicable state and local requirements. It is also possible that some of the skin care products developed and marketed by our Stem Pearls cosmetic skincare company and pursuant to our brtx-C Cosmetic Program may be regulated as both cosmetics and drugs under the Federal Food, Drug and Cosmetic Act, or FDCA. If they are, these products must satisfy the regulatory requirements of both drugs and cosmetics. Failure to comply with the appropriate regulations could result in a restraining order, seizure, or criminal action, which could have an adverse effect on our business.

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

 State and local governments impose additional licensing and other requirements for clinical laboratories and facilities that collect, process, and administer stem cells. Our laboratory and any future treatment facilities that we may operate in the United States must comply with these additional licensing and other requirements. The licensing regulations require personnel with specific education, experience, training, and other credentials. There can be no assurance that these individuals can be retained or will remain retained or that the cost of retaining such individuals will not materially and adversely affect our ability to operate our business profitably. There can be no assurance that we can obtain the necessary licensure required to conduct business in any state or that the cost of compliance will not adversely affect our ability to operate our business profitably.

CMS has authority to implement the Clinical Laboratories Improvement Amendments, or CLIA, program. When we begin laboratory operations in the United States, we will need to comply with the CLIA program standards. CLIA is designed to establish quality laboratory testing by ensuring the accuracy, reliability, and timeliness of patient test results. Laboratories that handle stem cells and other biologic matter are included under the CLIA program. Under the CLIA program, laboratories must be certified by the government, satisfy governmental quality and personnel standards, undergo proficiency testing, be subject to inspections, and pay fees. The failure to comply with CLIA standards could result in suspension, revocation, or limitation of a laboratory’s CLIA certificate. In addition, fines or criminal penalties could also be levied. To the extent that our business activities require CLIA certification, we intend to obtain and maintain such certification. There is no guarantee that we will be able to gain CLIA certification. Failure to gain CLIA certification or comply with the CLIA requirements will adversely affect our business.

The Department of Health and Human Services, or HHS, published the Standards for Privacy of Individually Identifiable Health Information, or the Privacy Rule, and the Security Standards for the Protection of Electronic Protected Health Information, or the Security Rule, pursuant to the Health Insurance Portability and Accountability Act, or HIPAA. The Privacy Rule specifies the required, permitted and prohibited uses and disclosures of an individual’s protected health information by health plans, health care clearinghouses, and any health care provider that transmits health information in electronic format (referred to as covered entities).  The Security Rule establishes a national security standard for safeguarding protected health information that is held or transferred in electronic form (referred to as electronic protected health information). The Security Rule addresses the technical and non-technical safeguards that covered entities must implement to secure individuals’ electronic protected health information.

In addition to covered entities, the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, made certain provisions of the Security Rule, as well as the additional requirements the HITECH Act imposed that relate to security and privacy and that are imposed on covered entities, directly applicable as a matter of law to individuals and entities that perform permitted functions on behalf of covered entities when those functions involve the use or disclosure of protected health information.  These individuals and entities are referred to as business associates.   Covered entities are required to enter into a contract with business associates, called a business associate agreement, that also imposes many of the Privacy Rule requirements on business associates as a matter of contract.

Regulations implementing the majority of the requirements created by the HITECH Act were issued in January 2013 (we refer to these regulations as the Final Rule). Among other things, the Final Rule broadened the definition of business associate to include subcontractors. As a result, a subcontractor who performs tasks involving the use or disclosure of protected health information on behalf of a business associate must likewise comply with the same obligations as the business associate.

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

To the extent that our business requires compliance with HIPAA, we intend to fully comply with all requirements as well as to other additional federal or state privacy laws and regulations that may apply to us.  As HIPAA is amended and changed, we will incur additional compliance burdens. We may be required to spend substantial time and money to ensure compliance with ever-changing federal and state standards as electronic and other means of transmitting protected health information evolve.

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

•           laws and regulations administered by U.S. Customs and Border Protection related to the importation of biological material into the United States;

•           other laws and regulations administered by the FDA;

•           other laws and regulations administered by HHS;

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

•           Occupational Safety and Health, or OSHA, regulations and requirements;

•           the Intermediate Sanctions rules of the IRS providing for potential financial sanctions with respect to “Excess Benefit Transactions” with tax-exempt organizations;

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

In the event we determine to operate in foreign jurisdictions, we will need to comply with the government regulations of each individual country in which any therapy centers that we may establish are located and products are to be distributed and sold. These regulations vary in complexity and can be as stringent, and on occasion even more stringent, than FDA regulations in the United States.  Due to the fact that there are new and emerging cell therapy and cell banking regulations that have recently been drafted and/or implemented in various countries around the world, the application and subsequent implementation of these new and emerging regulations have little to no precedence. Therefore, the level of complexity and stringency is not always precisely understood today for each country, creating greater uncertainty for the international regulatory process. Furthermore, government regulations can change with little to no notice and may result in up-regulation of our products, thereby creating a greater regulatory burden for our cell processing technology products. We have not yet thoroughly explored the applicable laws and regulations that we will need to comply with in foreign jurisdictions. It is possible that we may not be permitted to expand our business into one or more foreign jurisdictions.

We intend to conduct our business in full compliance with all applicable federal, state and local, and foreign laws and regulations. However, the laws and regulations affecting our business are complex, often are not contemplated by existing legal régimes, and are subject to change without notice. As a result, the laws and regulations affecting our business are uncertain and have not been the subject of judicial or regulatory interpretation. Furthermore, stem cells and cell therapy are topics of interest in the government and public arenas. There can be no guarantee that laws and regulations will not be implemented, amended and/or reinterpreted in a way that will negatively affect our business. Likewise, there can be no assurance that we will be able, or will have the resources, to maintain compliance with all such healthcare laws and regulations. Failure to comply with such healthcare laws and regulations, as well as the costs associated with such compliance or with enforcement of such healthcare laws and regulations, may have a material adverse effect on our operations or may require restructuring of our operations or impair our ability to operate profitably.

The failure to receive regulatory approvals for our cell therapy product candidates would likely have a material and adverse effect on our business and prospects.

To date, we have not received regulatory approval to market any of our product candidates in any jurisdiction. If we seek approval of any of our cell therapy product candidates, we will be required to submit to the FDA and potentially other regulatory authorities extensive pre-clinical and clinical data supporting its safety and efficacy, as well as information about the manufacturing process and to undergo inspection of our manufacturing facility or other contract manufacturing facilities, among other things. The process of obtaining FDA and other regulatory approvals is expensive, generally takes many years and is subject to numerous risks and uncertainties, particularly with complex and/or novel product candidates such as our cell-based product candidates. Changes in regulatory approval requirements or policies may cause delays in the approval or rejection of an application or may make it easier for our competitors to gain regulatory approval to enter the marketplace. Ultimately, the FDA and other regulatory agencies have substantial discretion in the approval process and may refuse to accept any application or may decide that our product candidate data are insufficient for approval without the submission of additional preclinical, clinical or other studies. In addition, varying agency interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any difficulties or failures that we encounter in securing regulatory approval for our product candidates would likely have a substantial adverse impact on our ability to generate product sales, and could make any search for a collaborative partner more difficult. Similarly, any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

•            inspections of clinical trial sites by the FDA or other regulatory authorities reveal violations that require us to undertake corrective action, suspend or terminate one or more sites, or prohibit use of some or all of the data in support of marketing applications; or

•            the FDA or one or more institutional review boards suspends or terminates the trial at an investigational site, or precludes enrollment of additional subjects.

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

Both federal and state government agencies have heightened civil and criminal enforcement efforts. There are numerous ongoing investigations of health care companies, as well as their executives and managers. In addition, amendments to the Federal False Claims Act, or FFCA, including under healthcare reform legislation, have made it easier for private parties to bring “qui tam” (or whistleblower) lawsuits against companies under which the whistleblower may be entitled to receive a percentage of any money paid to the government. The FFCA provides, in part, that an action can be brought against any person or entity that has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The government has taken the position that claims presented in violation of the federal anti-kickback law, Stark Law or other healthcare-related laws, including laws enforced by the FDA, may be considered a violation of the FFCA. Penalties include substantial fines for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person or entity and/or exclusion from the Medicare program. In addition, a majority of states have adopted similar state whistleblower and false claims provisions.

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

It is uncertain to what extent the government, private health insurers and third-party payors will approve coverage or provide reimbursement for the therapies and products to which our services relate. Availability for such reimbursement may be further limited by reductions in Medicare and Medicaid funding in the United States.

To the extent that health care providers cannot obtain coverage or reimbursement for our products and therapies, they may elect not to provide such products and therapies to their patients and, thus, may not need our services. Further, as cost containment pressures are increasing in the health care industry, government and private payors may adopt strategies designed to limit the amount of reimbursement paid to health care providers.

Similarly, the trend toward managed health care and bundled pricing for health care services in the United States, could significantly influence the purchase of healthcare products and services, resulting in lower prices and reduced demand for our therapeutic products under development.

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

The limitation on reimbursement available from private and government payors may reduce the demand for, or the price of, our products and services, which could have a material adverse effect on our revenues. Additional legislation or regulation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future which could adversely affect the revenues generated from the sale of our products and services.

Furthermore, there has been a trend in recent years towards reductions in overall funding for Medicare and Medicaid. There has also been an increase in the number of people who are not eligible for or enrolled in Medicare, Medicaid or other governmental programs. The reduced funding of governmental programs could have a negative impact on the demand for our services to the extent it relates to products and services which are reimbursed by government and private payors.

Unintended consequences of healthcare reform legislation in the United States may adversely affect our business.

The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the United States, comprehensive programs are under consideration that seek to, among other things, increase access to healthcare for the uninsured and control the escalation of healthcare expenditures within the economy. In 2010, healthcare reform legislation was signed into law. While we do not believe this legislation will have a direct impact on our business, the legislation requires the adoption of implementing regulations, which may have unintended consequences or indirectly impact our business. For instance, the scope and implications of the amendments pursuant to the Fraud Enforcement and Recovery Act of 2009, or FERA, have yet to be fully determined or adjudicated and as a result it is difficult to predict how future enforcement initiatives may impact our business. If the legislation causes such unintended consequences or indirect impact, it could have a material adverse effect on our business, financial condition and results of operations.

Competitor companies or hospitals may be able to take advantage of European Union, or EU, rules permitting sales of unlicensed medicines for individual patients to sell competing products without a marketing authorization.

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

There is at present only a limited market for our common stock and there is no assurance that an active trading market for our common stock will develop.

Although our common stock is quoted on the OTCQB market from time to time, the market for our common stock is extremely limited. Trading prices and volumes on the OTCQB market are thin and erratic. We cannot predict at what price our shares will trade and there can be no assurance that an active market for our shares will develop or, if developed, will be sustained. The volume traded at any one time can be limited, and as a result, there may not be a liquid trading market for our shares. In addition, although there have been market makers in our shares, we cannot assure that these market makers will continue to make a market in our shares or that other factors outside of our control will not cause them to stop market making in our shares.  Making a market in shares involves maintaining bid and ask quotations and being able to effect transactions in reasonable quantities at those quoted prices, subject to various securities laws and other regulatory requirements. Furthermore, the development and maintenance of a public trading market depends upon the existence of willing buyers and sellers, the presence of which is not within our control or that of any market maker. Market makers are not required to maintain a continuous two-sided market, are required to honor firm quotations for only a limited number of shares, and are free to withdraw firm quotations at any time. Even with a market maker, factors such as our past losses from operations and the small size of our company mean that there can be no assurance of an active and liquid market for our shares developing in the foreseeable future. Even if a market develops, we cannot assure that a market will continue, or that stockholders will be able to resell their shares at any price.

Our common stock is classified as a “penny stock”; the restrictions of the penny stock regulations of the Securities and Exchange Commission, or SEC, may result in less liquidity for our common stock.

The SEC has adopted regulations which define a “penny stock” to be any equity security that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Based upon the last reported sale price of our common stock on the OTCQB market on March 28, 2016, as of such date, our common stock was a “penny stock”. For any transactions involving a penny stock, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock by a retail customer, of a disclosure schedule prepared by the SEC relating to the penny stock market.  Disclosure is also required to be made about commissions payable to both the broker/dealer and the registered representative and current quotations for the securities.  Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  If the market price for shares of our common stock remains below $5.00, and we do not satisfy any of the exceptions to the SEC’s definition of penny stock, our common stock will continue to be classified as a penny stock.  If such classification should remain in place, as a result of the penny stock restrictions, brokers or potential investors may be reluctant to trade in our securities, which may result in less liquidity for our common stock.

Because state securities laws may limit secondary trading, stockholders may be restricted as to the states in which they can sell their shares.

Because state securities laws may limit secondary trading, stockholders may be restricted as to the states in which they can sell their shares. Stockholders may not be able to resell them in any state unless and until the shares are qualified for secondary trading under the applicable securities laws of such state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying our shares for secondary trading, or identifying an available exemption for secondary trading in such shares in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, our shares in any particular state, the shares could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our shares, the market for the shares will be limited, which could drive down the market price of the shares and reduce the liquidity of the shares and a stockholder's ability to resell the shares at all or at current market prices.

Stockholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144 due to our former status as a “shell company”.

We previously were a “shell company” pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, or Rule 144, and, as such, sales of our securities pursuant to Rule 144 cannot be made unless, among other things, we continue to remain subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, and we file all of our required periodic reports with the SEC under the Exchange Act. Because our unregistered securities cannot be sold pursuant to Rule 144 unless we continue to meet such requirements, any unregistered securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose, will have no liquidity unless we continue to comply with such requirements. As a result, it may be more difficult for us to obtain financing to fund our operations and pay our consultants and employees with our securities instead of cash.

We have incurred, and will continue to incur, increased costs as a result of being an SEC reporting company.

The Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. As a reporting company, we incur significant legal, accounting and other expenses in connection with our public disclosure and other obligations. Based upon SEC regulations currently in effect, we are required to establish, evaluate and report on our internal control over financial reporting. We believe that compliance with the myriad of rules and regulations applicable to reporting companies and related compliance issues will require a significant amount of time and attention from our management.

Our stock price may fluctuate significantly and be highly volatile and this may make it difficult for a stockholder to resell shares of our common stock at the volume, prices and times the stockholder finds attractive.

The market price of our common stock could be subject to significant fluctuations and be highly volatile, which may make it difficult for a stockholder to resell shares of our common stock at the volume, prices and times the stockholder finds attractive. There are many factors that will impact our stock price and trading volume, including, but not limited to, the factors listed above under “Risks Related to Our Business Generally”, “Risks Related to Our Cell Therapy Product Development Efforts”, “Risks Related to Our Intellectual Property”, “Risks Related to Government Regulation”, and “Risks Related to Our Common Stock.”

Stock markets, in general, experience significant price and volume volatility, and the market price of our common stock may continue to be subject to such market fluctuations that may be unrelated to our operating performance and prospects. Increased market volatility and fluctuations could result in a substantial decline in the market price of our common stock.

There may be future issuances or resales of our common stock which may materially and adversely dilute stockholders’ ownership interest and affect the market price of our common stock.

We are not restricted from issuing additional shares of our common stock in the future, including securities convertible into, or exchangeable or exercisable for, shares of our common stock. Our issuance of additional shares of common stock in the future will dilute the ownership interests of our then existing stockholders.

We have effective registration statements on Form S-8 under the Securities Act registering an aggregate of 1,000,000 shares of our common stock issuable under our 2010 Equity Participation Plan. In September 2015, the Compensation Committee of our Board of Directors approved an increase in the number of shares issuable pursuant to our 2010 Equity Participation Plan to 2,000,000, subject to stockholder approval. In November 2015, the Compensation Committee of our Board of Directors further increased the number of shares issuable pursuant to our 2010 Equity Participation Plan to 2,250,000, subject to stockholder approval (obtained on December 22, 2015). We intend to register the additional 1,250,000 shares on Form S-8. Options to purchase 1,345,450 shares of our common stock are outstanding under this plan. 874,550 shares are reserved for future grants under the plan. The shares issuable pursuant to the registration statements on Form S-8 will be freely tradable in the public market, except for shares held by affiliates.

The sale of a substantial number of shares of our common stock or securities convertible into, or exchangeable or exercisable for, shares of our common stock, whether directly by us in this offering or future offerings or by our existing stockholders in the secondary market, the perception that such issuances or resales could occur or the availability for future issuances or resale of shares of our common stock or securities convertible into, or exchangeable or exercisable for, shares of our common stock could materially and adversely affect the market price of our common stock and our ability to raise capital through future offerings of equity or equity-related securities on attractive terms or at all.

In addition, our Board of Directors is authorized to designate and issue preferred stock without further stockholder approval, and we may issue other equity and equity-related securities that are senior to our common stock in the future for a number of reasons, including, without limitation, to support operations and growth, and to comply with any future changes in regulatory standards.

Our principal stockholder owns a substantial number of shares of our common stock and has the power to significantly influence the vote on all matters submitted to a vote of our stockholders.

As of March 28, 2016, Westbury (Bermuda), Ltd., or Westbury, beneficially owned 1,191,662 shares of our common stock (including 239,182 shares of our common stock issuable pursuant to currently exercisable warrants), representing 28.6% of the outstanding shares of our common stock.

Westbury, through its beneficial ownership of our common stock, has the power to significantly influence the vote on all matters submitted to a vote of our stockholders, including the election of directors, amendments to our certificate of incorporation or bylaws, mergers or other business combination transactions and certain sales of assets outside the usual and regular course of business. The interests of Westbury may not coincide with the interests of our other stockholders, and it could take actions that advance its own interests to the detriment of our other stockholders.

Anti-takeover provisions and the regulations to which we may be subject may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to our stockholders.

We are incorporated in Delaware. Anti-takeover provisions in Delaware law and our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us and may prevent stockholders from receiving a premium for their shares of common stock. Our certificate of incorporation provides that our Board of Directors may issue up to 5,000,000 shares of preferred stock, in one or more series, without stockholder approval and with such terms, preferences, rights and privileges as the Board of Directors may deem appropriate. These provisions, the influence of Westbury over the election of our directors, and other factors may hinder or prevent a change in control, even if the change in control would be beneficial to, or sought by, our stockholders.

Although we believe that we have complied with state securities laws in all material respects, claims may be made that certain of our securities may have been issued in violation of such laws.

Since our inception, we have not generated significant revenues from our operations and have funded our operations through the sale of our equity securities (approximately $11,000,000) and debt securities (approximately $11,000,000). These securities were issued by us in isolated transactions not involving a public offering.  For each of these transactions, we relied on specific exemptions and safe harbors from the registration requirements of the Securities Act in connection with the offer and sale of such securities under the SEC’s rules and regulations, including Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering, Section 3(a)(9) of the Securities Act as securities exchanged by the issuer with its existing security holders exclusively where  no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange, and/or Rule 506 of Regulation D of the Securities Act as transactions not involving any public offering.  For each such transaction, we did not engage in any general solicitation or advertising to offer or sell any of the securities, the securities were offered by us to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC, and press releases made by us), and we disclosed to prospective investors that we were available to answer questions prior to any purchase.  Each investor represented to us that, at the time of its acquisition of its securities from us, it was an accredited investor, as such term is defined under the Securities Act. Accordingly, we believe that the issuances of our securities was not subject to any filing, qualification and/or registration requirements of any state blue sky securities commissions (other than pursuant to certain notification and filing fee requirements).  We may have not complied with certain of such notification and filing fee requirements with regard to a substantial portion of the $22,000,000 of sales of our securities made by us. In addition, certain state securities commissions may claim that we were subject to filing requirements (in addition to the notification and filing fee requirements referred to above) with regard to a substantial portion of the $22,000,000 of sales of our securities made by us.  Although we do not believe that our failure to file notifications or pay fees to or with certain state securities commissions will result in an obligation to offer rescission rights to any such purchaser, and we believe that filing, registration and/or qualification requirements (in addition to the notification and filing fee requirements set forth above) do not apply, claims to such effect may be made by state blue sky regulators and/or individual purchasers. These claims could result in state blue sky regulators commencing enforcement actions against us and/or seeking monetary damages in addition to rescission rights, or individual investors seeking rescission rights and/or additional damages. If we are required to offer rescission rights, in addition to the requirement to offer to repurchase securities for the purchase price paid for such securities by investors, we also could be required to pay interest from the date of issuance, other expenses, penalties and/or other amounts.  Moreover, if we were required to offer rescission rights, we may not have sufficient funds to repurchase the securities that are the subject of the rescission offer. Any such claims (whether by state blue sky securities regulators and/or individual purchasers) may result in substantial costs to us including, but not limited to, legal fees and expenses and the diversion of management efforts on our part.

In the event that a significant amount of our outstanding debt is converted into equity, the percentage ownership of existing stockholders will be substantially diluted.

As of March 28, 2016, we had outstanding indebtedness in the amount of $1,386,581. We intend to seek to have the debtholders convert all or a significant amount of such debt into equity. In the event of any such conversion, the percentage ownership of existing stockholders will be substantially diluted.

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

In connection with the preparation of this Annual Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

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

 Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions Held
Mark Weinreb	63	Chief Executive Officer, President and Chairman of the Board
Edward L. Field	51	President, Disc/Spine Division
Francisco Silva	41	Vice President of Research and Development
Mandy D. Clyde	34	Vice President of Operations and Secretary
Robert B. Catell	79	Director
John M. Desmarais	52	Director
A. Jeffrey Radov	64	Director
Charles S. Ryan	51	Director
Paul Jude Tonna	57	Director

Mark Weinreb

Mark Weinreb has served as our Chief Executive Officer since October 2010, as our President since February 2012 and as our Chairman of the Board since April 2011. From February 2003 to October 2009, Mr. Weinreb served as President of NeoStem, Inc. (now known as Caladrius Biosciences, Inc.), a public international biopharmaceutical company engaged in, among other things, adult stem cell-related operations. From October 2009 to October 2010, he was subject to a non-competition agreement with NeoStem and was not engaged in business. Mr. Weinreb also served as Chief Executive Officer and Chairman of the Board of Directors of NeoStem from February 2003 to June 2006. In 1976, Mr. Weinreb joined Bio Health Laboratories, Inc., a state-of-the-art medical diagnostic laboratory providing clinical testing services for physicians, hospitals, and other medical laboratories. He became the laboratory administrator in 1978 and then an owner and the laboratory’s Chief Operating Officer in 1982. In such capacity, he oversaw all technical and business facets, including finance and laboratory science technology. Mr. Weinreb left Bio Health Laboratories in 1989 when the business was sold. In 1992, Mr. Weinreb founded Big City Bagels, Inc., a national chain of franchised upscale bagel bakeries and became Chairman and Chief Executive Officer of such entity. Big City Bagels went public in 1995, and in 1999 Mr. Weinreb redirected the company and completed a merger with an Internet service provider. From 2000 to 2002, Mr. Weinreb served as Chief Executive Officer of Jestertek, Inc. (now known as Gesturetek, Inc.), a software development company pioneering gesture recognition and control using advanced interactive proprietary video technology. Mr. Weinreb received a Bachelor of Arts degree from Northwestern University and a Master of Science degree in Medical Biology from C.W. Post, Long Island University. We believe that Mr. Weinreb’s executive-level management experience, his extensive experience in the adult stem cell sector and his service on our Board since October 2010 give him the qualifications and skills to serve as one of our directors.

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

Francisco Silva

Francisco Silva has served as our Vice President of Research and Development since March 2013, having also previously served in such position from April 2011 until March 2012. He served as our Research Scientist from March 2012 to June 2012 and as our Chief Scientist from June 2012 to March 2013. From 2007 to 2011, Mr. Silva served as Chief Executive Officer of DV Biologics LLC, and as President of DaVinci Biosciences, LLC, companies engaged in the commercialization of human based biologics for both research and therapeutic applications. From 2003 to 2007, Mr. Silva served as Vice President of Research and Development for PrimeGen Biotech LLC, a company engaged in the development of cell based platforms. From 2002 to 2003, he was a Research Scientist with PrimeGen Biotech and was responsible for the development of experimental designs that focused on germ line reprogramming stem cell platforms. Mr. Silva has taught courses in biology, anatomy and advanced tissue culture at California State Polytechnic University. He has obtained a number of patents relating to stem cells and has had numerous articles published with regard to stem cell research. Mr. Silva graduated from California State Polytechnic University with a degree in Biology. He also obtained a Graduate Presidential Fellowship and MBRS Fellowship from California State Polytechnic University.

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

Robert B. Catell

Robert B. Catell became a member of our Board of Directors in February 2016. Mr. Catell served as Chairman and Chief Executive Officer of KeySpan Corporation and KeySpan Energy Delivery, the former Brooklyn Union Gas, from 1998 to 2007. His career with Brooklyn Union Gas started in 1958. Following National Grid’s acquisition of KeySpan Corporation in 2007, Mr. Catell became Chairman of National Grid, U.S. and Deputy Chairman of National Grid plc. Mr. Catell currently serves as Chairman of the Board of the Advanced Energy Research and Technology Center (AERTC) at Stony Brook University, New York State Smart Grid Consortium, Cristo Rey Brooklyn High School, Futures in Education Endowment Fund, and the New York Energy Policy Institute’s Advisory Council (NYEPI). He also serves on the NYS Economic Development Power Allocation Board (EDPAB) as well as a number of other business, governmental and not-for-profit organizations. Mr. Catell holds both a Master’s and Bachelor’s degree in Mechanical Engineering from City College of New York. We believe that Mr. Catell’s executive-level management experience and his extensive experience in the Long Island community give him the qualifications and skills to serve as one of our directors.

John M. Desmarais

John M. Desmarais became a member of our Board of Directors in December 2015. Mr. Desmarais is the founding partner of Desmarais LLP, an intellectual property trial boutique established in 2010, and the founder and owner of Round Rock Research LLC, a patent licensing company. From 1997 to 2009, he was a partner at the international law firm of Kirkland & Ellis LLP and served as a member of the firm’s Management Committee from 2004 to 2009. Prior to joining Kirkland, and after practicing in the area of intellectual property litigation and counseling for several years, he left private practice to serve as an Assistant United States Attorney in the Southern District of New York, where for three years he represented the federal government in criminal jury trials. Mr. Desmarais is a member of the bars of New York and Washington, D.C., the United States Supreme Court, the Federal Circuit Court of Appeals, and various other federal district courts and courts of appeal. He is also registered to practice before the United States Patent and Trademark Office. Mr. Desmarais has been recognized by numerous publications as one of the nation’s leading intellectual property litigators. Mr. Desmarais obtained a degree in Chemical Engineering from Manhattan College and a law degree from New York University. We believe that Mr. Desmarais’ business and legal experience, including his extensive experience in the area of intellectual property, give him the qualifications and skills to serve as one of our directors. See Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Private Equity Financing”) for additional information regarding the appointment of Mr. Desmarais as a director.

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

Charles S. Ryan

Dr. Charles S. Ryan became a member of our Board in April 2015. Since March 2015, Dr. Ryan has served as Vice President, General Counsel of Cold Spring Harbor Laboratory, or CSH Laboratory, a not-for-profit research and education institution at the forefront of molecular biology and genetics, with research programs focusing on cancer, neuroscience, plant biology, genomics and quantitative biology. From 2003 to 2014, he served as Senior Vice President and Chief Intellectual Property Counsel at Forest Laboratories, Inc., a New York Stock Exchange company that developed and marketed pharmaceutical products in a variety of therapeutic categories including central nervous system, cardiovascular, anti-infective, respiratory, gastrointestinal, and pain management medicine. Dr. Ryan has over 20 years experience in managing all aspects of intellectual property litigation, conducting due diligence investigations and prosecuting patent and trademark applications in the pharmaceutical and biotechnology industries. He also serves as director of Applied DNA Sciences, Inc., a company that uses biotechnology as a forensic foundation in creating unique security solutions addressing the challenges of modern commerce. Dr. Ryan earned a doctorate in Oral Biology and Pathology from Stony Brook University and a law degree from Western New England University. We believe that Dr. Ryan’s executive-level management and legal experience, including his service as Senior Vice President and Chief Intellectual Property Counsel at Forest Laboratories and Vice President, General Counsel at CSH Laboratory, give him the qualifications and skills to serve as one of our directors.

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

Scientific Advisors

Scientific Advisory Board

The following persons are the members of our Scientific Advisory Board:

Name	Principal Positions

Wayne Marasco, M.D., Ph.D. Chairman	Professor, Department of Cancer Immunology & AIDS, Dana-Farber Cancer Institute; Professor of Medicine, Harvard Medical School; Principal Faculty Member, Harvard Stem Cell Institute

Amit Patel, M.D.	Associate Professor, Division of Cardiothoracic Surgery, University of Utah School of Medicine; Director of Clinical Regenerative Medicine and Tissue Engineering, University of Utah

Naiyer Imam, M.D.	Chairman and President, Advanced Medical Initiatives, LLC, doing business as First Medicine

Wayne J. Olan, M.D.

Director, Interventional and Endovascular Neurosurgery;

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

Joy Cavagnaro, Ph.D., DABT, RAC

President and Founder, Access BIO, L.C.; Fellow, Academy of Toxicological Sciences and the Regulatory Professional Society;

Formerly Senior Pharmacologist and Director of Quality Assurance, Food and Drug Administration’s Center for Biologics Evaluation and Research

Chief Medical Advisor for Spine Medicine

Gregory E. Lutz, M.D. serves as our Chief Medical Advisor for Spine Medicine. Dr. Lutz is Associate Professor of Clinical Rehabilitation Medicine, Weill Medical College of Cornell. He is the Physiatrist-in-Chief Emeritus for Hospital for Special Surgery, or HSS, and is a member of its board of trustees. Dr. Lutz is also consulting physician to the National Hockey League Players’ Association. He has been in practice at HSS since 1993. In 1997, Dr. Lutz established the Physiatry Department at HSS and became Physiatrist-in-Chief.

Family Relationships

There are no family relationships among any of our executive officers and directors.

Term of Office

We have a classified Board of Directors. The directors will hold office until the respective annual meetings of stockholders indicated below and until their respective successors are elected and qualified or until their earlier resignation or removal.

Name	Class	Term Expires

Mark Weinreb	III	2017
Robert B. Catell	I	2018
John M. Desmarais	II	2016
A. Jeffrey Radov	III	2017
Charles S. Ryan	I	2018
Paul Jude Tonna	II	2016

Each executive officer will hold office until the initial meeting of the Board of Directors following the next annual meeting of stockholders and until his or her successor is elected and qualified or until his or her earlier resignation or removal.

Audit Committee

The Audit Committee of the Board of Directors is responsible for overseeing our accounting and financial reporting processes and the audits of our financial statements. The members of the Audit Committee are Messrs. Radov (Chair), Ryan and Tonna.

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Radov is an “audit committee financial expert,” as that is defined in Item 407(d)(5) of Regulation S-K Mr. Radov is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common stock and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2015. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission and written representations that no other reports were required, during the fiscal year ended December 31, 2015, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Westbury (Bermuda) Ltd., a 10% stockholder, filed a Form 4 late (reporting three transactions) and Dr. Ryan filed a Form 4 late (reporting two transactions).

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

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2015 and 2014 by our (i) principal executive officer, and (ii) our two most highly compensated executive officers, other than our principal executive officer, whose total compensation for the 2015 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”):

Name and Principal Position	Year		Salary	Bonus		Option Awards Earned		All Other Compensation	Total
Mark Weinreb,	2015		$400,000	$200,000	(2)	$743,300	(3)	$7,200	$1,350,500	(4)
Chief Executive Officer	2014		$450,000	$225,000	(2)	$1,097,000	(3)	$34,400	$1,806,400	(5)
Edward L. Field	2015		$252,500	$7,612		$291,900	(3)	$-	$552,012
President, Disc/Spine Division	2014	(1)	$-	$-		$-		$-	$-
Francisco Silva	2015		$250,000	$-		$91,500		$-	$341,500
VP of Research and Development	2014		$230,000	$25,000		$283,558	(3)	$-	$538,558

(1)	Mr. Field was elected as President of our Disc/Spine Division in February 2015.

(2)	Pursuant to Mr. Weinreb’s employment agreement with us, he earned a bonus for 2014 and 2015 equal to 50% of his annual salary.

(3)	The amounts reported in these columns represent the grant date fair value of the option awards granted during the years ended December 31, 2015 and 2014, calculated in accordance with FASB ASC Topic 718. For a detailed discussion of the assumptions used in estimating fair values, see Note 10 – Stockholders’ Deficiency in the notes that accompany our consolidated financial statements.

(4)	Of the aggregate $1,350,500 earned during 2015, $743,300 represents the grant date value of non-cash stock-based compensation awards, irrespective of the vesting period of those awards. Of the $607,200 earned cash compensation, $7,200 and $61,000 were paid in cash during 2015 and 2016 (prior to the date of the filing of this Annual Report), respectively, and $539,000 remains unpaid. All Other Compensation represents automobile allowance paid to Mr. Weinreb in 2015.

(5)	Of the aggregate $1,806,400 earned during 2014, $1,097,000 represents the grant date value of non-cash stock-based compensation awards, irrespective of the vesting period of those awards. Of the $709,400 earned cash compensation, $135,122, $376,702 and $197,576 were paid in cash during 2014, 2015 and 2016 (prior to the date of the filing of this Annual Report), respectively, and $0 remains unpaid. All Other Compensation represents $14,400 of automobile allowance paid to, and $20,000 of unpaid vacation for, Mr. Weinreb in 2014.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2015 to the Named Executive Officers:

	Option Awards							Stock Awards
											Equity
											incentive
											plan
										Equity	awards:
										incentive	Market or
				Equity						plan	payout
				incentive						awards:	value of
				plan awards:						Number of	unearned
	Number of	Number of		Number of				Number	Market	unearned	shares,
	securities	securities		securities				of shares	value of	shares,	units or
	underlying	underlying		underlying				or units of	shares of	units or	other
	unexercised	unexercised		unexercised		Option	Option	stock that	units	other rights	rights
	options	options		unearned		exercise	expiration	have not	that have	that have	that have
Name	exercisable	unexercisable		options		price	date	vested	not vested	not vested	not vested
Mark Weinreb	4,000	-		-		$10.00	12/14/2020	-	$-	-	$-

Mark Weinreb	50,000	-		-		$21.00	2/10/2022	-	$-	-	$-

Mark Weinreb	20,000	-		-		$30.00	12/7/2022	-	$-	-	$-

Mark Weinreb	12,500	-		-		$12.00	10/4/2023	-	$-	-	$-

Mark Weinreb	33,334	16,666	(1)	-		$13.00	2/18/2024	-	$-	-	$-

Mark Weinreb	50,000	100,000	(2)	-		$6.60	10/23/2024	-	$-	-	$-

Mark Weinreb	104,000	104,000	(3)	-		$7.00	9/4/2025	-	$-	-	$-

Edward L. Field	-	25,000	(4)	-		$9.20	2/9/2025	-	$-	-	$-

Edward L. Field	-	25,000	(5)	-		$7.00	9/4/2025	-	$-	-	$-

Francisco Silva	4,000	-		-		$10.00	4/4/2021	-	$-	-	$-

Francisco Silva	150	-		-		$25.00	6/23/2021	-	$-	-	$-

Francisco Silva	1,000	-		-		$20.00	11/16/2021	-	$-	-	$-

Francisco Silva	2,000	-		-		$21.00	2/10/2022	-	$-	-	$-

Francisco Silva	4,500	-		3,000	(6)	$28.00	5/2/2022	-	$-	-	$-

Francisco Silva	4,000	-		-		$30.00	12/7/2022	-	$-	-	$-

Francisco Silva	5,000	-		-		$12.00	10/4/2023	-	$-	-	$-

Francisco Silva	8,334	4,166	(7)	-		$13.00	2/18/2024	-	$-	-	$-

Francisco Silva	2,000	-		-		$10.60	3/12/2024	-	$-	-	$-

Francisco Silva	12,500	25,000	(8)	-		$6.60	10/23/2024	-	$-	-	$-

Francisco Silva	-	25,000	(5)	-		$7.00	9/4/2025	-	$-	-	$-

(1)	Option is exercisable effective as of February 18, 2016.

(2)	Option is exercisable to the extent of 50,000 shares effective as of each of October 23, 2016 and October 23, 2017.

(3)	Option is exercisable to the extent of 34,667 shares effective as of each of September 4, 2016 and September 4, 2017 and 34,666 shares effective as of September 4, 2018.

(4)	Option is exercisable to the extent of 8,334 shares effective as of February 9, 2016 and 8,333 shares effective as of each of February 9, 2017 and February 9, 2018.

(5)	Option is exercisable to the extent of 8,334 shares effective as of September 4, 2016 and 8,333 shares effective as of each of September 4, 2017 and September 4, 2018.

(6)	Options are exercisable commencing on the date (provided that such date is during Mr. Silva’s employment with us), if any, on which either (i) the FDA approves a biologics license application made by us with respect to any biologic product or (ii) a 510(k) Premarket Notification submission is made by us to the FDA with respect to a certain device.

(7)	Option is exercisable effective as of February 18, 2016.

(8)	Option is exercisable to the extent of 12,500 shares effective as of each of October 23, 2016 and October 23, 2017.

Employment Agreements

In March 2015, we entered into an employment agreement with Mark Weinreb, our Chief Executive Officer. Pursuant to the employment agreement, which expires on December 31, 2017, Mr. Weinreb is entitled to receive a salary of $400,000 per annum. Mr. Weinreb is entitled to receive an annual bonus for 2015 equal to 50% of his annual base salary and an annual bonus for the years 2016 and 2017 equal to 50% of his annual base salary in the event certain performance goals, as reasonably determined by our Compensation Committee, are satisfied. Pursuant to the employment agreement, in the event that Mr. Weinreb’s employment is terminated by us without “cause”, or Mr. Weinreb terminates his employment for “good reason” (each as defined in the employment agreement), Mr. Weinreb would be entitled to receive severance in an amount equal to one time his then annual base salary and certain benefits, plus $100,000 (in lieu of bonus). In addition, pursuant to the employment agreement, Mr. Weinreb would be entitled to receive such severance in the event that the term of his employment agreement is not extended beyond December 31, 2017 and, within three months of such expiration date, his employment is terminated by us without “cause” or Mr. Weinreb terminates his employment for any reason. Further, in the event that Mr. Weinreb’s employment is terminated by us without “cause”, or Mr. Weinreb terminates his employment for “good reason”, following a “change in control” (as defined in the employment agreement), Mr. Weinreb would be entitled to receive severance in an amount equal to one and one-half times his then annual base salary and certain benefits, plus $300,000 (in lieu of bonus).

Effective February 9, 2015, we entered into an at will employment agreement with Edward L. Field, President of our Disc/Spine Division. Pursuant to the employment agreement, Mr. Field is currently entitled to receive a salary of $300,000 per annum. In addition, pursuant to the employment agreement, Mr. Field is entitled to receive an annual bonus of up to 30% of his annual salary based on the satisfaction of certain performance goals. Further, pursuant to the employment agreement, in the event that Mr. Field’s employment with us is terminated without cause, Mr. Field would be entitled to receive a cash severance amount in an amount equal to 50% of his then annual base salary.

Effective April 5, 2011, we entered into an at will employment agreement with Francisco Silva, our Vice President of Research and Development. Pursuant to the employment agreement, as amended in March 2015, Mr. Silva is currently entitled to receive a salary of $250,000 per annum. In addition, pursuant to the employment agreement, as amended, Mr. Silva is entitled to receive an annual bonus of up to 20% of his annual salary based on the satisfaction of certain performance goals. Further, pursuant to the employment agreement, as amended, in the event that Mr. Silva’s employment with us is terminated without cause, Mr. Silva would be entitled to receive a cash severance amount in an amount equal to 50% of his then annual base salary.

Director Compensation

The following table sets forth certain information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2015:

						Nonqualified
	Fees Earned				Non-Equity	Deferred
	or Paid in	Stock	Option		Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards (1)		Compensation	Earnings	Compensation		Total
John M. Desmarais(2)	$-	$-	$57,800	(3)	$-	$-	$-		$57,800
A. Jeffrey Radov	$40,000	$-	$412,700	(4)	$-	$-	$-		$452,700
Charles S. Ryan(5)	$30,000	$-	$175,600	(6)	$-	$-	$-	(6)	$205,600
Joseph B. Swiader (7)	$10,000	$-	$-		$-	$-	$-		$10,000
Paul Jude Tonna	$40,000	$-	$214,400	(8)	$-	$-	$-		$254,400

(1)	The amounts reported in this column represent the grant date fair value of the option awards granted during the year ended December 31, 2015, calculated in accordance with FASB ASC Topic 718. For a detailed discussion of the assumptions used in estimating fair values, see Note 10 – Stockholders’ Deficiency in the notes that accompany our consolidated financial statements.

(2)	Mr. Desmarais was elected a director in December 2015.

(3)	As of December 31, 2015, Mr. Desmarais held options for the purchase of 15,000 shares of common stock.

(4)	As of December 31, 2015, Mr. Radov held options for the purchase of 238,000 shares of common stock.

(5)	Mr. Ryan was elected a director in April 2015.

(6)	As of December 31, 2015, Mr. Ryan held options for the purchase of 35,000 shares of common stock.

(7)	Mr. Swiader resigned as a director in April 2015.

(8)	As of December 31, 2015, Mr. Tonna held options for the purchase of 100,000 shares of common stock.

Each of Messrs. Desmarais, Radov, Ryan and Tonna (as well as Robert B. Catell, who was elected one of our directors in February, 2016), our non-employee directors, is entitled to receive, as compensation for his services as a director, $30,000 per annum plus $10,000 per annum for all committee service, in each case payable quarterly (subject to our cash needs).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Stockholders

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of March 28, 2016, known by us, through transfer agent records, to be held by: (i) each person who beneficially owns 5% or more of the shares of common stock then outstanding; (ii) each of our directors; (iii) each of our Named Executive Officers (as defined above); and (iv) all of our directors and executive officers as a group.

The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act. To our knowledge, and unless otherwise indicated, each shareholder has sole voting power and investment power over the shares listed as beneficially owned by such shareholder, subject to community property laws where applicable. Percentage ownership is based on 3,925,818 shares of common stock outstanding as of March 28, 2016.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Approximate Percent of Class

John M. Desmarais 230 Park Avenue New York, New York	1,594,444	(1)	31.0%

Westbury (Bermuda) Ltd. Westbury Trust Victoria Hall 11 Victoria Street Hamilton, HMEX Bermuda	1,191,662	(2)	28.6%

Mark Weinreb 40 Marcus Drive Melville, New York	375,500	(3)	8.9%

A. Jeffrey Radov 8 Walworth Avenue Scarsdale, New York	159,417	(4)	3.9%

Robert B. Catell 62 Osborne Road Garden City, New York	75,000	(5)	1.9%

Paul Jude Tonna 69 Chichester Road Huntington, New York	55,834	(6)	1.4%

Francisco Silva 40 Marcus Drive Melville, New York	47,650	(7)	1.2%

Charles S. Ryan 1302 Ridge Road Laurel Hollow, New York	40,000	(8)	1.0%

Edward L. Field 40 Marcus Drive Melville, New York	8,334	(7)	*

All directors and executive officers as a group (9 persons)	2,378,063	(9)	41.2%

*	Less than 1%

(1)	Based upon Schedule 13D filed with the Securities and Exchange Commission, or the SEC, and other information known to us. Includes 1,219,444 shares of common stock issuable upon the exercise of currently exercisable warrants.

(2)	Based upon Schedule 13D filed with the SEC and other information known to us. Includes 239,182 shares of common stock issuable upon the exercise of currently exercisable warrants. The shares and warrants are owned directly by Westbury (Bermuda) Ltd. which is 100% owned by Westbury Trust.

(3)	Includes 290,500 shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days.Includes 146,917 shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days.

(4)	Includes 146,917 shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days.

(5)	Includes 37,500 shares of common stock issuable upon the exercise of currently exercisable warrants.

(6)	Represents (i) 6,000 shares of common stock held jointly with Mr. Tonna’s wife and (ii) 49,834 shares of common stock issuable upon the exercise of options and warrants that are exercisable currently or within 60 days.

(7)	Represents shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days.

(8)	Includes 23,750 shares of common stock issuable upon the exercise of options and warrants that are exercisable currently or within 60 days.

(9)	Includes 1,845,813 shares of common stock issuable upon the exercise of options and warrants that are exercisable currently or within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2015 with respect to compensation plans (including individual compensation arrangements) under which our common stock are authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and
•	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options	outstanding options	(excluding securities
	(a)	(b)	reflected in column (a))

Equity compensation plans approved by security holders	1,330,450	$10.11	874,550

Total	1,330,450	$10.11	874,550

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Westbury

In March 2013, Stem Cell Cayman, Ltd., or Cayman, one of our wholly-owned subsidiaries, borrowed $450,000 from Westbury (Bermuda) Ltd., or Westbury, one of our principal stockholders which, as of March 28, 2016, beneficially owned 28.6% of our common stock. The loan amount was combined with the already outstanding $3,550,000 of previous borrowings from Westbury into a new $4,000,000 zero coupon note, or the $4,000,000 Note, which was scheduled to mature on July 31, 2014. In consideration of the $450,000 loan, the settlement of accrued and unpaid interest of $213,000, and for extending the maturity date of the note to July 31, 2014, we issued to Westbury 30,000 shares of common stock and a five year warrant to purchase 20,000 shares of common stock at an exercise price of $50.00 per share. In August 2014, in consideration of an extension of the maturity date of the $4,000,000 Note to December 31, 2014, we issued to Westbury 27,500 shares of common stock. In December 2014, in consideration of a further extension of the maturity date of the $4,000,000 Note to June 30, 2015, we issued to Westbury 22,500 shares of common stock.

In May 2014, Cayman borrowed an additional $500,000 from Westbury. The promissory note evidencing the loan, as amended, or the $500,000 Note, provided for the payment of the principal amount, together with interest at the rate of 15% per annum, on June 30, 2015. The $500,000 Note also provided for the mandatory prepayment of the principal amount to the extent of any monies received by us pursuant to the Research and Development Agreement, dated as of March 19, 2014, between Rohto Pharmaceutical Co., Ltd. and us and/or the Research Agreement, dated as of March 24, 2014, between Pfizer Inc. and us. Pursuant to such provision, $89,063 in principal was prepaid. Westbury agreed to waive the early payment of the $500,000 Note with regard to approximately $316,000 additionally received by us pursuant to the agreements with Rohto and Pfizer. Interest on the entire principal amount of the $500,000 Note was payable until such time as the principal amount was paid in full.

In December 2013, pursuant to a warrant repricing program implemented by us with respect to all outstanding and exercisable warrants, Westbury exercised warrants for the purchase of 40,000 shares of our common stock at an exercise price of $6.00 per share. In connection with the warrant exercise, we granted to Westbury a new warrant, or the 2013 Warrant, for the purchase of 40,000 shares of our common stock at an exercise price of $15.00 per share. The 2013 Warrant was initially exercisable until December 31, 2015 and can be redeemed by us under certain circumstances.

In February 2015, we sold 50,000 shares of common stock to Westbury at an aggregate purchase price of $300,000. In consideration of the purchase, we issued to Westbury a five year warrant for the purchase of 12,500 shares of common stock at an exercise price of $15.00 per share.

In May 2015, we entered into an exchange agreement with Westbury pursuant to which Westbury converted the outstanding indebtedness owed to it under the $4,000,000 Note and the $500,000 Note in the aggregate principal amount of $4,410,937, together with accrued interest in the amount of $69,436, into 746,729 shares of our common stock and a five year warrant for the purchase of 186,682 shares of common stock at an exercise price of $15.00 per share. In consideration of the note exchange, we agreed to extend the expiration date of the 2013 Warrant to December 31, 2017.

In October 2015, we borrowed $150,000 from an affiliate of Westbury. The promissory note evidencing the loan, or the $150,000 Note, provided for the payment of the principal amount, together with interest at the rate of 10% per annum, on December 9, 2015. The $150,000 Note provides for the mandatory prepayment of the principal amount, together with accrued interest, to the extent that we receive proceeds from a public equity offering or monies in payment of an accounts receivable. The payment of the $150,000 Note is secured by the grant to the lender of a security interest in the patent we received in September 2015 related to our ThermoStem Program. In December 2015, in consideration of an extension of the maturity date of the $150,000 Note to March 9, 2016, we agreed to reduce the exercise price of warrants held by Westbury for the purchase of 239,182 shares of common stock from $15.00 to $4.00 per share.

Other

In February 2011, we entered into a Consulting Agreement with Vintage Holidays L.L.C., or Vintage, a company owned by Janet H. Montgomery and Stuart H. Montgomery, and of which Janet H. Montgomery is the manager. On June 27, 2014, in consideration of services rendered by Vintage and the cancellation by Vintage of $65,000 in accrued compensation, we issued to Janet H. Montgomery and Stuart H. Montgomery, who at the time were two of our principal stockholders, 25,000 shares of common stock and issued to Vintage a five year warrant for the purchase of 12,500 shares of common stock at an exercise price of $20.00 per share. The Consulting Agreement with Vintage expired on December 31, 2014.

In March 2016,  John M. Desmarais, one of our directors and principal stockholders, purchased 250,000 shares of our common stock at a price of $4.00 per share (gross proceeds of $1,000,000) and, in consideration thereof,  received the following warrants: (i) a five year warrant to purchase 250,000 shares of our common stock at an exercise price of $5.00 per share;  (ii) an eight month warrant to purchase 444,444 shares of our common stock at an exercise price of $4.50 per share; and (iii) a one year warrant to purchase 400,000 shares of our common stock at an exercise price of $5.00 per share.

Director Independence

Board of Directors

Our Board of Directors is currently comprised of Mark Weinreb (Chair), Robert B. Catell, John M. Desmarais, A. Jeffrey Radov, Charles S. Ryan and Paul Jude Tonna. Each of Messrs. Catell, Desmarais, Radov, Ryan and Tonna is currently an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

Audit Committee

The members of our Board’s Audit Committee currently are Messrs. Radov (Chair), Ryan and Tonna, each of whom is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) The Nasdaq Stock Market and Rule 10A-3(b)(1) under the Exchange Act.

Nominating Committee

The members of our Board’s Nominating Committee currently are Messrs. Tonna (Chair), Radov and Ryan, each of whom is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

Compensation Committee

The members of our Board’s Compensation Committee currently are Messrs. Tonna (Chair) and Radov, each of whom is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Marcum LLP has served as our independent registered public accountants for the years ended December 31, 2015 and 2014.

The following is a summary of the fees billed or expected to be billed to us by Marcum LLP, our independent registered public accountants, for professional services rendered with respect to the fiscal years ended December 31, 2015 and 2014:

Fee Category	Fiscal 2015 Fees	Fiscal 2014 Fees
Audit Fees(1)	$209,001	$115,597
Audit-Related Fees(2)	-	-
Tax Fees(3)	9,000	9,000
All Other Fees(4)	-	-
	$218,001	$124,597

(1)	Audit Fees consist of fees billed and expected to be billed for services rendered for the audit of our consolidated financial statements for the fiscal years ended December 31, 2015 and 2014.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed for professional services related to preparation of our U.S. federal and state income tax returns and tax advice.

(4)	All Other Fees consist of fees billed for products and services provided by our independent registered public accountants, other than those disclosed above.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.

3.1	Certificate of Incorporation, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated December 19, 2014, wherein such document is identified as Exhibit 3.3.
3.2	Certificate of Amendment of Certificate of Incorporation filed with the State of Delaware on July 2, 2015, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated July 6, 2015, wherein such document is identified as Exhibit 3.1.
3.3	Bylaws, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated December 19, 2014, wherein such document is identified as Exhibit 3.4.
10.1	2010 Equity Participation Plan, as amended, incorporated by reference to the registrant’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-204672), wherein such document is identified as Exhibit 10.1.
10.2	Executive Employment Agreement, dated as of March 9, 2015, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Annual Report for the year ended December 31, 2014, wherein such document is identified as Exhibit 10.2.
10.3	Consulting Agreement, dated as of February 17, 2011, between Stem Cell Assurance, Inc. and TDA Consulting Services, Inc., incorporated by reference to the registrant’s Form 10, wherein such document is identified as Exhibit 10.10.
10.4	Letter agreement, dated April 18, 2012, between BioRestorative Therapies, Inc. and TDA Consulting Services, Inc., incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, wherein such document is identified as Exhibit 10.10.
10.5	Letter agreement, dated December 7, 2012, between BioRestorative Therapies, Inc. and TDA Consulting Services, Inc., incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, wherein such document is identified as Exhibit 10.11.
10.6	Letter agreement, dated March 12, 2014, between BioRestorative Therapies, Inc. and TDA Consulting Services, Inc., incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, wherein such document is identified as Exhibit 10.13.
10.7	Consulting Agreement, dated as of February 17, 2011, between Stem Cell Assurance, Inc. and Vintage Holidays L.L.C., incorporated by reference to the registrant’s Form 10, wherein such document is identified as Exhibit 10.11.
10.8	Letter agreement, dated January 1, 2012, between BioRestorative Therapies, Inc. and Vintage Holidays, L.L.C. , incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.13.
10.9	Letter agreement, dated April 18, 2012, between BioRestorative Therapies, Inc. and Vintage Holidays, L.L.C. , incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, wherein such document is identified as Exhibit 10.14.

10.10	Letter agreement, dated December 7, 2012, between BioRestorative Therapies, Inc. and Vintage Holidays, L.L.C. , incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, wherein such document is identified as Exhibit 10.15.
10.11	Stock Option Agreement, dated December 15, 2010, between Stem Cell Assurance, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Form 10, wherein such document is identified as Exhibit 10.17.
10.12	Amended and Restated Executive Employment Agreement, dated May 10, 2011, between Stem Cell Assurance, Inc. and Francisco Silva (“Silva Employment Agreement”), incorporated by reference to the registrant’s Form 10, wherein such document is identified as Exhibit 10.23.
10.13	Amendment to Silva Employment Agreement, dated November 4, 2011, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.27.
10.14	Amendment to Silva Employment Agreement, dated May 3, 2012, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, wherein such document is identified as Exhibit 10.29.
10.15	Amendment to Silva Employment Agreement, dated December 7, 2012, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, wherein such document is identified as Exhibit 10.30.
10.16	Amendment to Silva Employment Agreement, dated March 9, 2015, incorporated by reference to the registrant’s Annual Report for the year ended December 31, 2014, wherein such document is identified as Exhibit 10.20.
10.17	Stock Option Agreement, dated April 5, 2011, between Stem Cell Assurance, Inc. and Francisco Silva, incorporated by reference to the registrant’s Form 10, wherein such document is identified as Exhibit 10.24.
10.18	License Agreement, dated as of January 27, 2012, between Regenerative Sciences, LLC and BioRestorative Therapies, Inc. (“License Agreement”), incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.44.
10.19	Amendment to License Agreement, dated March 21, 2012, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.45.
10.20	Amendment to License Agreement, dated November 30, 2015.*
10.21	Stock Option Agreement, dated as of February 10, 2012, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.46.
10.22	Stock Option Agreement, dated as of February 10, 2012, between BioRestorative Therapies, Inc. and A. Jeffrey Radov, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.47.
10.23	Stock Option Agreement, dated as of February 10, 2012, between BioRestorative Therapies, Inc. and Joel San Antonio, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.48.

10.24	Stock Option Agreement, dated as of February 10, 2012, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.49.
10.25	Form of Exchange Agreement between BioRestorative Therapies, Inc. and debtholders, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.52.
10.26	Consulting Agreement, dated as of August 16, 2012, between Wayne A. Marasco, M.D., Ph.D. and BioRestorative Therapies, Inc., incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, wherein such document is identified as Exhibit 10.56.
10.27	Stock Option Agreement, dated as of December 7, 2012, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, wherein such document is identified as Exhibit 10.58.
10.28	Stock Option Agreement, dated as of December 7, 2012, between BioRestorative Therapies, Inc. and A. Jeffrey Radov, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, wherein such document is identified as Exhibit 10.59.
10.29	Stock Option Agreement, dated as of December 7, 2012, between BioRestorative Therapies, Inc. and Joel San Antonio, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, wherein such document is identified as Exhibit 10.60.
10.30	Stock Option Agreement, dated as of December 7, 2012, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, wherein such document is identified as Exhibit 10.61.
10.31	Stock Option Agreement, dated as of October 4, 2013, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, wherein such document is identified as Exhibit 10.59.
10.32	Stock Option Agreement, dated as of October 4, 2013, between BioRestorative Therapies, Inc. and A. Jeffrey Radov, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, wherein such document is identified as Exhibit 10.60.
10.33	Stock Option Agreement, dated as of October 4, 2013, between BioRestorative Therapies, Inc. and Joel San Antonio, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, wherein such document is identified as Exhibit 10.61.
10.34	Stock Option Agreement, dated as of October 4, 2013, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, wherein such document is identified as Exhibit 10.62.
10.35	Stock Option Agreement, dated as of February 18, 2014, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, wherein such document is identified as Exhibit 10.64.
10.36	Stock Option Agreement, dated as of February 18, 2014, between BioRestorative Therapies, Inc. and A. Jeffrey Radov, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, wherein such document is identified as Exhibit 10.65.

10.37	Stock Option Agreement, dated as of February 18, 2014, between BioRestorative Therapies, Inc. and Joel San Antonio, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, wherein such document is identified as Exhibit 10.66.
10.38	Stock Option Agreement, dated as of February 18, 2014, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, wherein such document is identified as Exhibit 10.67.
10.39	Consulting Agreement, dated as of February 20, 2014, between Gregory E. Lutz, M.D. and BioRestorative Therapies, Inc., incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, wherein such document is identified as Exhibit 10.69.
10.40	Stock Option Agreement, dated as of March 12, 2014, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, wherein such document is identified as Exhibit 10.70.
10.41	Agreement, dated as of June 27, 2014, by and between BioRestorative Therapies, Inc. and Joel San Antonio, incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, wherein such document is identified as Exhibit 10.1.
10.42	Stock Option Agreement, dated as of June 27, 2014, between BioRestorative Therapies, Inc. and Paul Jude Tonna, incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, wherein such document is identified as Exhibit 10.2.
10.43	Lease, dated as of August 25, 2014, between BioRestorative Therapies, Inc. and 50 Republic Road, LLC, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated August 25, 2014, wherein such document is identified as Exhibit 99.1.
10.44	Stock Option Agreement, dated as of October 23, 2014, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Annual Report for the year ended December 31, 2014, wherein such document is identified as Exhibit 10.65.
10.45	Stock Option Agreement, dated as of October 23, 2014, between BioRestorative Therapies, Inc. and A. Jeffrey Radov, incorporated by reference to the registrant’s Annual Report for the year ended December 31, 2014, wherein such document is identified as Exhibit 10.66.
10.46	Stock Option Agreement, dated as of October 23, 2014, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report for the year ended December 31, 2014, wherein such document is identified as Exhibit 10.67.
10.47	Stock Option Agreement, dated as of October 23, 2014, between BioRestorative Therapies, Inc. and Paul Jude Tonna, incorporated by reference to the registrant’s Annual Report for the year ended December 31, 2014, wherein such document is identified as Exhibit 10.70.
10.48	Executive Employment Agreement, dated as of February 9, 2015, between BioRestorative Therapies, Inc. and Edward L. Field, incorporated by reference to the registrant’s Annual Report for the year ended December 31, 2014, wherein such document is identified as Exhibit 10.72.

10.49	Stock Option Agreement, dated as of February 9, 2015, between BioRestorative Therapies, Inc. and Edward L. Field, incorporated by reference to the registrant’s Annual Report for the year ended December 31, 2014, wherein such document is identified as Exhibit 10.73.
10.50	Stock Option Agreement, dated as of April 6, 2015, between BioRestorative Therapies, Inc. and Charles S. Ryan, J.D., Ph.D., incorporated by reference to the registrant’s Form S-1 Registration Statement (Registration No. 333-204672), wherein such document is identified as Exhibit 10.74.
10.51	Exchange Agreement, dated as of May 27, 2015, between BioRestorative Therapies, Inc. and Westbury (Bermuda) Ltd., incorporated by reference to the registrant’s Form S-1 Registration Statement (Registration No. 333-204672), wherein such document is identified as Exhibit 10.75.
10.52	Letter agreement, dated August 13, 2015, between BioRestorative Therapies, Inc. and TDA Consulting Services, Inc., incorporated by reference to the registrant’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-204672), wherein such document is identified as Exhibit 10.76.
10.53	Stock Option Agreement, dated as of September 4, 2015, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-204672), wherein such document is identified as Exhibit 10.77.
10.54	Stock Option Agreement, dated as of September 4, 2015, between BioRestorative Therapies, Inc. and A. Jeffrey Radov, incorporated by reference to the registrant’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-204672), wherein such document is identified as Exhibit 10.78.
10.55	Stock Option Agreement, dated as of September 4, 2015, between BioRestorative Therapies, Inc. and Edward L. Field, incorporated by reference to the registrant’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-204672), wherein such document is identified as Exhibit 10.79.
10.56	Stock Option Agreement, dated as of September 4, 2015, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Amendment No. 1 to Form S-1 Registration (Registration No. 333-204672), wherein such document is identified as Exhibit 10.80.
10.57	Stock Option Agreement, dated as of September 4, 2015, between BioRestorative Therapies, Inc. and Paul Jude Tonna, incorporated by reference to the registrant’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-204672), wherein such document is identified as Exhibit 10.82.
10.58	Stock Option Agreement, dated as of September 4, 2015, between BioRestorative Therapies, Inc. and Charles S. Ryan, J.D., Ph.D., incorporated by reference to the registrant’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-204672), wherein such document is identified as Exhibit 10.83.
10.59	Promissory Note, dated October 9, 2015, issued by BioRestorative Therapies, Inc., in the principal amount of $150,000, incorporated by reference to the registrant’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-204672), wherein such document is identified as Exhibit 10.84.
10.60	Security Agreement, dated as of October 9, 2015, between Westbury FCR, Inc. and BioRestorative Therapies, Inc., incorporated by reference to the registrant’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-204672), wherein such document is identified as Exhibit 10.85.

10.61	Letter agreement, dated December 7, 2015, between BioRestorative Therapies, Inc. and Westbury FCR, Inc.*
10.62	Subscription Agreement, dated as of November 17, 2015, between BioRestorative Therapies, Inc. and John M. Desmarais, incorporated by reference to Mr. Desmarais’ Schedule 13D, wherein such document is identified as Exhibit 7.1
10.63	Warrant, dated November 17, 2015, issued by BioRestorative Therapies, Inc. to John M. Desmarais for the purchase of 125,000 shares of common stock, incorporated by reference to Mr. Desmarais’ Schedule 13D, wherein such document is identified as Exhibit 7.2
10.64	Stock Option Agreement, dated as of December 1, 2015, between BioRestorative Therapies, Inc. and John M. Desmarais*
10.65	Stock Option Agreement, dated as of February 19, 2016, between BioRestorative Therapies, Inc. and Robert B. Catell*
10.66	Warrant, dated February 29, 2016, issued by BioRestorative Therapies, Inc. to Robert B. Catell for the purchase of 37,500 shares of common stock*
10.67	Warrant, dated March 18, 2016, issued by BioRestorative Therapies, Inc. to John M. Desmarais for the purchase of 250,000 shares of common stock, incorporated by reference to Amendment No. 1 to Mr. Desmarais’ Schedule 13D, wherein such document is identified as Exhibit 7.2
10.68	Warrant, dated March 18, 2016, issued by BioRestorative Therapies, Inc. to John M. Desmarais for the purchase of 444,444 shares of common stock, incorporated by reference to Amendment No. 1 to Mr. Desmarais’ Schedule 13D, wherein such document is identified as Exhibit 7.3
10.69	Warrant, dated March 18, 2016, issued by BioRestorative Therapies, Inc. to John M. Desmarais for the purchase of 400,000 shares of common stock, incorporated by reference to Amendment No. 1 to Mr. Desmarais’ Schedule 13D, wherein such document is identified as Exhibit 7.4
14	Code of Ethics, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 14.
21	Subsidiaries, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, wherein such document is identified as Exhibit 21.
23	Independent Registered Public Accounting Firm’s Consent*
31.1	Principal Executive Officer Certification*
31.2	Principal Financial Officer Certification*
32	Section 1350 Certification*
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIORESTORATIVE THERAPIES, INC.

Dated: March 30, 2016	By:	/s/ Mark Weinreb
Mark Weinreb
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Mark Weinreb	Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 30, 2016
Mark Weinreb

/s/ Robert B. Catell	Director	March 30, 2016
Robert B. Catell

/s/ John M. Desmarais	Director	March 30, 2016
John M. Desmarais

/s/ A. Jeffrey Radov	Director	March 30, 2016
A. Jeffrey Radov

/s/ Charles S. Ryan	Director	March 30, 2016
Charles S. Ryan

/s/ Paul Jude Tonna	Director	March 30, 2016
Paul Jude Tonna

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of BioRestorative Therapies, Inc.

We have audited the accompanying consolidated balance sheets of BioRestorative Therapies, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioRestorative Therapies, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2, the Company has incurred recurring net losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 30, 2016

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2015	2014

Assets

Current Assets:
Cash	$166,555	$91,798
Accounts receivable	93,375	-
Prepaid expenses and other current assets	29,348	22,515

Total Current Assets	289,278	114,313

Property and equipment, net	643,087	493,856
Intangible assets, net	1,038,741	1,037,732
Security deposit	45,900	45,900

Total Assets	$2,017,006	$1,691,801

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$2,549,042	$1,111,879
Accrued expenses and other current liabilities	2,046,795	1,466,506
Accrued interest	6,823	94,026
Current portion of notes payable, net of debt discount of $150,286 and $113,257 at December 31, 2015 and 2014, respectively	1,009,797	5,688,239
Deferred revenues	-	164,349

Total Current Liabilities	5,612,457	8,524,999
Accrued interest, non-current portion	11,011	5,195
Notes payable, non-current portion, net of debt discount of $7,999 and $0 at December 31, 2015 and 2014, respectively	302,001	50,000

Total Liabilities	5,925,469	8,580,194

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock, $0.01 par value; Authorized, 5,000,000 shares; none issued and outstanding at December 31, 2015 and 2014	-	-
Common stock, $0.001 par value;
Authorized, 30,000,000 shares;
Issued 3,338,661 and 1,725,596 shares at December 31, 2015 and 2014, respectively;
Outstanding 3,310,729 and 1,697,664 shares at December 31, 2015 and 2014, respectively	3,339	1,726
Additional paid-in capital	29,443,704	18,541,907
Accumulated deficit	(33,323,506)	(25,400,026)
Treasury stock, at cost, 27,932 shares at December 31, 2015 and 2014	(32,000)	(32,000)

Total Stockholders' Deficiency	(3,908,463)	(6,888,393)

Total Liabilities and Stockholders' Deficiency	$2,017,006	$1,691,801

See Notes to these Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Consolidated Statements of Operations

	For The Years Ended,
	December 31,
	2015	2014

Revenues	$628,915	$415,996

Cost of sales	261,504	213,834

Gross Profit	367,411	202,162

Operating Expenses
Marketing and promotion	168,352	125,626
Consulting	1,394,037	1,310,121
Research and development	2,105,059	1,430,614
General and administrative	3,870,325	2,258,307

Total Operating Expenses	7,537,773	5,124,668

Loss From Operations	(7,170,362)	(4,922,506)

Other (Expense) Income
Interest expense	(263,583)	(285,275)
Amortization of debt discount	(339,443)	(464,470)
Loss on extinguishment of notes payable, net	(35,677)	(49,094)
Warrant modification expense	(114,415)	(50,035)
Gain on settlement of payables	-	183,768

Total Other Expense	(753,118)	(665,106)

Net Loss	$(7,923,480)	$(5,587,612)

Net Loss Per Share
- Basic and Diluted	$(3.20)	$(4.38)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	2,472,889	1,276,904

See Notes to these Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Deficiency

For the Years Ended December 31, 2015 and 2014

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance - December 31, 2013	981,662	$982	$13,158,363	$(19,812,414)	(27,932)	$(32,000)	$(6,685,069)

Shares and warrants issued for cash	433,600	434	2,604,566	-	-	-	2,605,000

Shares issued in satisfaction of accrued consulting services	29,773	30	139,970	-	-	-	140,000

Shares and warrant issued as payment for leasehold improvements	14,210	14	71,036	-	-	-	71,050

Exercise of warrants for purchase of common stock	18,834	19	112,981	-	-	-	113,000

Conversion of notes payable and accrued interest into common stock	89,239	89	359,622	-	-	-	359,711

Shares and warrants issued in exchange of note payable and accrued interest	55,073	55	342,971	-	-	-	343,026

Shares and warrants issued in connection with extension of notes payable	50,000	50	249,750	-	-	-	249,800

Warrant modification	-	-	50,035	-	-	-	50,035

Beneficial conversion features related to convertible notes payable	-	-	92,370	-	-	-	92,370

Stock-based compensation:
- common stock			300,784			-	300,784
- options and warrants	53,205	53	1,059,459	-	-	-	1,059,512

Net loss	-	-	-	(5,587,612)	-	-	(5,587,612)

Balance - December 31, 2014	1,725,596	$1,726	$18,541,907	$(25,400,026)	(27,932)	$(32,000)	$(6,888,393)

Shares and warrants issued for cash	395,425	395	2,033,305	-	-	-	2,033,700

Exercise of warrants for purchase of common stock	75,473	76	264,068	-	-	-	264,144

Conversion of notes payable and accrued interest into common stock	53,595	54	238,454	-	-	-	238,508

Shares issued in satisfaction of accrued services	943	1	8,480	-	-	-	8,481

Shares and warrants issued in connection with settlement agreement	4,230	4	151,996	-	-	-	152,000

Shares and warrants issued as debt discount in connection with notes payable	10,000	10	178,883	-	-	-	178,893

Shares and warrants issued in exchange of notes payable and accrued interest	1,028,237	1,028	5,754,844	-	-	-	5,755,872

Warrant modifications	-	-	229,288	-	-	-	229,288

Beneficial conversion features related to convertible notes payable	-	-	87,788	-	-	-	87,788

Stock-based compensation:
- common stock	43,698	44	177,603	-	-	-	177,647
- options and warrants	-	-	1,777,089	-	-	-	1,777,089

Impact of share rounding as a result of reverse stock split	1,464	1	(1)				-

Net loss	-	-	-	(7,923,480)	-	-	(7,923,480)

Balance - December 31, 2015	3,338,661	$3,339	$29,443,704	$(33,323,506)	(27,932)	$(32,000)	$(3,908,463)

See Notes to these Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

	For The Years Ended
	December 31,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(7,923,480)	$(5,587,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	339,443	464,470
Accretion of interest expense	85,086	24,934
Depreciation and amortization	213,784	96,685
Loss on sale of property and equipment	-	1,009
Stock-based compensation	1,954,736	1,360,296
Loss on extinguishment of note payables, net	35,677	49,094
Gain on settlement of payables	-	(183,768)
Inventory write-down	-	15,407
Warrant modification expense	114,415	50,035
Changes in operating assets and liabilities:
Accounts receivable	(93,375)	-
Prepaid expenses and other current assets	(6,833)	11,832
Security deposit	-	(45,900)
Accounts payable	1,381,407	(234,563)
Accrued interest	(81,387)	585,881
Accrued expenses and other current liabilities	1,022,813	-
Deferred revenues	(164,349)	164,349

Total Adjustments	4,801,417	2,359,761

Net Cash Used In Operating Activities	(3,122,063)	(3,227,851)

Cash Flows From Investing Activities
Purchases of property and equipment	(408,069)	(168,376)
Proceeds from sale of property and equipment	-	980
License maintenance costs	(75,000)	-

Net Cash Used In Investing Activities	(483,069)	(167,396)

Cash Flows From Financing Activities
Proceeds from notes payable	1,210,015	795,000
Repayments of notes payable	(5,000)	(202,063)
Advances from director, officer and family member of officer	564,105	58,054
Repayment of advances from director and officer	(387,075)	(83,044)
Proceeds from exercise of warrants	264,144	113,000
Sales of common stock and warrants for cash	2,033,700	2,605,000

Net Cash Provided By Financing Activities	3,679,889	3,285,947

Net Increase (Decrease) In Cash	74,757	(109,300)

Cash - Beginning	91,798	201,098

Cash - Ending	$166,555	$91,798

See Notes to these Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows — Continued

	For The Years Ended
	December 31,
	2015	2014
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$61,453	$127,112

Non-cash investing and financing activities:
Warrant modifications in connection with extension of notes payable and setup as debt discount	$114,873	$-
Shares and warrants issued in connection with issuance or extension of notes payable	$178,893	$249,800
Shares and warrants issued in exchange for notes payable and accrued interest	$5,720,195	$343,026
Shares and warrant issued as payment for lease oblication and leasehold improvements	$-	$71,050
Conversion of notes payable and accrued interest into common stock	$238,508	$359,711
Shares issued in satisfaction of accrued consulting services	$8,481	$140,000
Accrued interest reclassified as principal in connection with note payable reissuance	$44,379	$108,059
Beneficial conversion features set up as debt discount	$87,788	$92,370
Shares and warrants issued in connection with settlement agreement	$152,000	$-
Advances converted into note payable, related party	$65,000	$-
Indebtedness satisfied via legal settlement	$5,000	$-
Accrued liabilities associated with purchases of property and equipment	$139,729	$258,774

See Notes to these Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Business Organization and Nature of Operations

BioRestorative Therapies, Inc. has two wholly-owned subsidiaries, Stem Pearls, LLC (“Stem Pearls”) and Stem Cell Cayman Ltd. (“Cayman”), which was formed in the Cayman Islands (collectively, “BRT” or the “Company”). BRT develops therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells. BRT’s website is at www.biorestorative.com. BRT is currently developing a Disc/Spine Program referred to as “brtxDISC”. Its lead cell therapy candidate, BRTX-100, is a product formulated from autologous (or a person’s own) cultured mesenchymal stem cells collected from the patient’s bone marrow. The product is intended to be used for the non-surgical treatment of protruding and bulging lumbar discs in patients suffering from chronic lumbar disc disease. BRT is also engaging in research efforts with respect to a platform technology utilizing brown adipose (fat) for therapeutic purposes and has labeled this initiative its ThermoStem Program. Through the program, BRT is developing an allogeneic cell-based therapy to target obesity and metabolic disorders using brown adipose (fat) derived stem cells to generate brown adipose tissue (“BAT”). BAT is intended to mimic naturally occurring brown adipose depots that regulate metabolic homeostasis in humans. Further, BRT has developed an ingredient derived from human adult stem cells, which can be used by third party companies in the development of their own skin care products. The ingredient was developed pursuant to BRT’s brtx-C Cosmetic Program. BRT’s Stem Pearls brand offers plant stem cell-based cosmetic skincare products that are available for purchase online at www.stempearls.com.

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

Note 2 – Going Concern and Management’s Plans

As of December 31, 2015, the Company had a working capital deficiency and a stockholders’ deficiency of $5,323,179 and $3,908,463, respectively. During the years ended December 31, 2015 and 2014, the Company incurred net losses of $7,923,480 and $5,587,612, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 – Going Concern and Management’s Plans – Continued

Subsequent to December 31, 2015, the Company has received aggregate equity financing (including proceeds from the exercise of common stock purchase warrants) and debt financing of $1,831,270 and $325,000, respectively, the Company has received research and development fees of $80,156, the due date for the repayment of $163,000 of debt has been extended, $103,500 of debt has been repaid, and $310,000 and $13,172 of debt and accrued interest, respectively, has been either converted into or exchanged for common stock. As a result, the Company expects to be able to fund its operations through April 2016. While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital. As of the filing date of this report, the Company has notes payable with an aggregate principal balance of $514,518 which are past due. The Company is currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. However, there can be no assurance that the Company will be successful in extending or converting these notes. See Note 11– Subsequent Events for additional details.

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

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net loss.

Concentrations and Credit Risk

Two pharmaceutical clients comprised substantially all of the Company’s revenue during the years ended December 31, 2015 and 2014. See Revenue Recognition – Research and Development Agreements below.

Cash

The Company maintains cash in bank accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts, periodically evaluates the creditworthiness of the financial institutions and has determined the credit exposure to be negligible.

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation which is recorded commencing at the in-service date using the straight line method at rates sufficient to charge the cost of depreciable assets to operations over their estimated useful lives, which range from 3 to 5 years. Leasehold improvements are amortized over the lesser of (a) the useful life of the asset; or (b) the remaining lease term. Maintenance and repairs are charged to operations as incurred. The Company capitalizes cost attributable to the betterment of property and equipment when such betterment extends the useful life of the assets.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies – Continued

Intangible Assets

Intangible assets are comprised of trademarks and licenses with original estimated useful lives of 10 and 17.7 years, respectively. Once placed into service, the Company amortizes the cost of the intangible assets over their estimated useful lives on a straight line basis.

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

On March 19, 2014, the Company entered into a one-year agreement with a Japanese pharmaceutical company to perform specified research and development activities related to stem cells. Payment terms were (1) $150,000 received at commencement (straight-line method); (2) $50,000 upon achievement of a specified deliverable (milestone method); and (3) $50,000 upon achievement of the final specified deliverable (milestone method). On February 11, 2015, the term of the agreement was extended by three months to June 19, 2015. During the year ended December 31, 2015, the final deliverable pursuant to the research and development agreement was completed and delivered. Through December 31, 2015, the full $250,000 had been collected under the agreement and had been recognized as revenue ($134,281 and $115,719 during the years ended December 31, 2015 and 2014, respectively).

On March 24, 2014, the Company entered into a two-year agreement with a U.S. pharmaceutical company to perform specified research and development activities related to brown fat. The agreement may be terminated earlier or extended, as provided for in the agreement. Payment terms are (1) $250,000 at commencement; (2) $356,250 payable in four equal quarterly installments, subject to acceleration upon achieving a specified deliverable; and (3) $168,750 payable in two equal bi-annual installments (all of which are being recognized pursuant to the straight-line method), subject to acceleration upon achieving a specified deliverable. During the year ended December 31, 2015, the Company completed all of its obligations under the agreement. Through December 31, 2015, $688,892 had been received (net of $1,733 of early payment discounts) under the agreement, $773,267 had been recognized as revenue ($475,209 and $298,058 during the years ended December 31, 2015 and 2014, respectively) and $84,375 was recorded as accounts receivable on the consolidated balance sheet. On March 1, 2016, the Company received the final payment of $80,156, (net of an early payment discount of $4,219).

Other

The Company’s policy is to recognize product sales when the risk of loss and title to the product transfers to the customer, after estimating potential returns. The Company recognizes sublicensing and royalty revenue when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) the service is completed without further obligation, (iii) the sales price to the customer is fixed or determinable, and (iv) collectability is reasonably assured.

On November 30, 2015, the Company and a stem cell treatment company (“SCTC”) entered into an amendment to a January 27, 2012 license agreement between them. Pursuant to the amendment, effective November 30, 2015, the Company granted to the SCTC a non-exclusive sublicense to use, and the right to sublicense to third parties the right to use, in certain locations in the United States, certain intellectual property related to stem cell disc procedures (that originally was licensed to the Company by the SCTC pursuant to the January 27, 2012 license agreement). In consideration of the sublicense, the SCTC has agreed to pay the Company royalties on a per disc procedure basis.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies – Continued

Revenue Recognition - Continued

Other - Continued

During the years ended December 31, 2015 and 2014, the Company recognized $19,000 and $0, respectively, of revenue related to the Company’s sublicense agreements.

During the years ended December 31, 2015 and 2014, the Company recognized revenue related to sales of Stem Pearls skincare products of $425 and $2,219, respectively.

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

The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2015 and 2014. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

Net Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2015	2014
Options	1,330,450	779,200
Warrants	1,066,930	412,422
Convertible notes	148,708	32,695
Total potentially dilutive shares	2,546,088	1,224,317

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Since the shares underlying the Company’s 2010 Equity Participation Plan (the “Plan”) were registered on May 27, 2014, the Company estimates the fair value of the awards granted under the Plan based on the market value of its freely tradable common stock as reported by the OTCQB Marketplace. The fair value of the Company’s restricted equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares. Awards granted to directors are treated on the same basis as awards granted to employees. Upon the exercise of an option or warrant, the Company issues new shares of common stock out of its authorized shares.

 BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies – Continued

Advertising

Advertising costs are charged to operations as incurred. For the years ended December 31, 2015 and 2014, the Company incurred advertising costs of $23,467 and $15,280, respectively. Advertising expense is reflected in marketing and promotion expenses in the consolidated statements of operations.

Research and Development

Research and development expenses are charged to operations as incurred. For the years ended December 31, 2015 and 2014, the Company incurred research and development expenses of $2,105,059 and $1,430,614, respectively.

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of our short term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates, taken together with other features such as concurrent issuance of warrants, are comparable to rates of returns for instruments of similar credit risk.

Convertible Instruments

The Company bifurcates conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional.

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

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies – Continued

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. To allow entities additional time to implement systems, gather data and resolve implementation questions, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, in August 2015, to defer the effective date of ASU No. 2014-09 for one year, which is fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new standard will have on its financial statement disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015; earlier adoption is permitted. Additionally, in August 2015 the FASB issued guidance expanding the April 2015 update (ASU No. 2015-15). It states that, given the absence of authoritative guidance within the update, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset for revolving lines of credit and subsequently amortizing the deferred debt issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line of credit. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previously issued. Full retrospective application is required. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The FASB issued ASU 2015-17 as part of its ongoing Simplification Initiative, with the objective of reducing complexity in accounting standards. The amendments in ASU 2015-17 require entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. This guidance does not change the offsetting requirements for deferred tax liabilities and assets, which results in the presentation of one amount on the balance sheet. Additionally, the amendments in ASU 2015-17 align the deferred income tax presentation with the requirements in International Accounting Standards (IAS) 1, Presentation of Financial Statements.  The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Property and Equipment, net

Property and equipment include the following:

	December 31,
	2015	2014
Office equipment	$9,494	$8,466
Medical equipment	418,280	359,248
Furniture and fixtures	126,150	113,874
Computer software and equipment	85,118	66,458
Leasehold improvements	301,610	103,582
	940,652	651,628
Less: accumulated depreciation	(297,565)	(157,772)
Property and equipment, net	$643,087	$493,856

Depreciation expense amounted to $139,793 and $26,872 for the years ended December 31, 2015 and 2014, respectively. Depreciation expense is reflected in general and administrative expenses in the consolidated statements of operations.

Note 5 – Intangible Assets

On January 27, 2012, the Company entered into a license agreement with the SCTC (as amended on March 21, 2012 and November 30, 2015, the “SCTC Agreement”). On April 6, 2012 (the “Closing Date”), the Company and SCTC closed on the SCTC Agreement. Pursuant to the SCTC Agreement, the Company obtained, among other things, a worldwide, exclusive, royalty-bearing license from SCTC to utilize or sublicense a certain medical device patent for the administration of specific cells and/or cell products to the disc and/or spine (and other parts of the body) and a worldwide (excluding Asia and Argentina), exclusive, royalty-bearing license to utilize or sublicense a certain method for culturing cells. On March 5, 2015, the Company made a $75,000 cash payment to retain the exclusivity of the license. Pursuant to the license agreement with SCTC, unless certain performance milestones are satisfied, the Company will be required to pay to SCTC minimum amounts of between $225,000 and $475,000 during the period from April 2017 to April 2019 in order to maintain its exclusive rights with regard to the disc/spine technology.

Intangible assets consist of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization	Total
Balance as of January 1, 2014	$3,676	$1,226,500	$(122,631)	$1,107,545
Amortization expense	-	-	(69,813)	(69,813)
Balance as of December 31, 2014	3,676	1,226,500	(192,444)	1,037,732
Additions	-	75,000	-	75,000
Amortization expense	-	-	(73,991)	(73,991)
Balance as of December 31, 2015	$3,676	$1,301,500	$(266,435)	$1,038,741
Weighted average remaining amortization period at December 31, 2015 in years	5.0	13.9

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Intangible Assets – Continued

Amortization of intangible assets consists of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization
Balance as of January 1, 2014	$1,104	$121,527	$122,631
Amortization expense	368	69,445	69,813
Balance as of December 31, 2014	1,472	190,972	192,444
Amortization expense	368	73,623	73,991
Balance as of December 31, 2015	$1,840	$264,595	$266,435

Amortization expense is reflected in general and administrative expenses in the consolidated statements of operations. Based upon the current intangible assets as of December 31, 2015, amortization expense is projected to be approximately $75,000 per annum through 2029.

Note 6 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	December 31,
	2015	2014

Credit card payable	$3,171	$4,739
Accrued payroll	1,010,633	679,277
Advances from related parties	87,030	-
Accrued purchases of property and equipment	-	174,801
Accrued research and development expenses	446,175	292,395
Accrued general and administrative expenses	456,182	315,294
Deferred rent	43,604	-
Total	$2,046,795	$1,466,506

During the year ended December 31, 2015, the Company received an aggregate of $564,105 in non-interest bearing advances from an officer, directors, a family member of an officer and a consultant, made aggregate repayments of $387,075, converted an advance in the amount of $65,000 into a non-interest bearing note payable in the principal amount of $75,000 with a maturity date of October 30, 2015 (see Note 7) and, on December 7, 2015, exchanged an advance in the amount of $25,000 for 6,250 shares of common stock valued at $14,063 and a five-year warrant to purchase 6,250 shares of common stock at an exercise price of $4.00 per share with a grant date value of $11,063. During the year ended December 31, 2015, the Company recognized a $126 loss on the extinguishment of the advance in connection with the exchange for the shares of common stock and a warrant. During the year ended December 31, 2014, the Company received an aggregate of $58,054 in non-interest bearing advances from a director, an officer and a family member of the same officer and made aggregate repayments of $83,044.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Notes Payable

A summary of the notes payable activity during the years ended December 31, 2015 and 2014 is presented below:

	Bermuda
	Lender	Convertible		Other	Debt
	(defined below)	Notes		Notes	Discount	Total

Outstanding, January 1, 2014	$4,000,000	$281,000		$1,473,500	$(240,491)	$5,514,009
Issuances	500,000	300,000	[1]	-	-	800,000
Exchanges for equity	-	(71,000)		(203,000)	-	(274,000)
Conversions to equity	-	(342,500)		-	-	(342,500)
Repayments	(89,063)	-		(113,000)	-	(202,063)
Recognition of debt discount	-	-		-	(347,170)[1]	(347,170)
Amortization of debt discount	-	-		-	464,470	464,470
Recharacterization of accrued interest as principal	-	-		108,059 [3]	-	108,059
Accretion of interest expense	-	15,000	[2]	-	9,934 [1]	24,934
Settlement of accreted interest	-	(7,500)[2]		-	-	(7,500)
Outstanding, December 31, 2014	$4,410,937	$175,000	[4]	$1,265,559	$(113,257)	$5,738,239
Issuances	150,000	735,000	[1]	478,018 [1]	-	1,363,018
Indebtedness satisfied via settlement	-	-		(5,000)	-	(5,000)
Exchanges to equity	(4,410,937)	(266,667)		(877,873)	-	(5,555,477)
Conversion to equity	-	(223,333)		-	-	(223,333)
Repayments	-	-		(5,000)	-	(5,000)
Recognition of debt discount	-	-		-	(469,557)[1]	(469,557)
Accretion of interest expense	-	-		-	85,086 [1]	85,086
Amortization of debt discount	-	-		-	339,443	339,443
Recharacterization of accrued interest as principal	-	-		44,379 [3]	-	44,379
Outstanding, December 31, 2015	$150,000	$420,000	[4]	$900,083	$(158,285)	$1,311,798

[1]	During the years ended December 31, 2015 and 2014, notes with an aggregate principal amount of $538,018 and $30,000, respectively, bear no interest and were issued for cash consideration of $450,015 and $25,000, respectively. The difference between the principal amount of the notes and the cash received of $88,003 and $5,000, respectively, was recorded as debt discount and is being accreted to interest expense over the term of the notes. During the year ended December 31, 2015 the Company issued a note payable in the principal amount of $75,000 for a short term advance from a related party in the amount of $65,000.

[2]	During the year ended December 31, 2014, pursuant to the terms of certain notes payable with maturity dates ranging from January 8, 2014 to June 10, 2014, the aggregate principal balance of the notes was increased from $90,000 to $105,000. The aggregate $15,000 of principal increases was accreted as interest expense. During the year ended December 31, 2014, $7,500 of the principal increases was settled by the conversion of a convertible note with a maturity date of January 8, 2014 and original principal balance of $30,000 into shares of the Company's common stock.

[3]	During the years ended December 31, 2015 and 2014, in connection with the extension of certain notes payable, an aggregate of $44,379 and $108,059, respectively, of accrued interest was added to the aggregate principal balance of the notes.

[4]	As of December 31, 2015 and 2014, convertible notes with an aggregate principal balance of $420,000 and $175,000, respectively, became convertible into shares of common stock at the election of the Company near maturity. Of such aggregate principal balance the holder has the right to accelerate the conversion of up to $197,500 and $83,333, respectively, of principal into shares of common stock.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Notes Payable – Continued

Bermuda Lender

On May 8, 2014, Cayman borrowed an additional $500,000 from an existing lender (the “Bermuda Lender”) and issued to the Bermuda Lender a one-year note payable in the principal amount of $500,000 (the “$500,000 Bermuda Lender Note”) which bore interest at 15% per annum payable at maturity. The $500,000 Bermuda Lender Note also provided for the mandatory prepayment of the principal amount to the extent of any monies received by the Company pursuant to the research and development agreements discussed in Note 3 – Summary of Significant Accounting Policies – Revenue Recognition – Research and Development Agreements. On July 15, 2014, the Company received $89,063 pursuant to the research and development agreements which triggered a mandatory principal prepayment of $89,063.

On August 13, 2014, Cayman and the Bermuda Lender agreed to extend the maturity date of a $4,000,000 zero coupon note (the “$4,000,000 Bermuda Lender Note”) from July 31, 2014 to December 31, 2014. In consideration of the extension, the Company issued to the Bermuda Lender 27,500 shares of common stock. The $121,000 fair value of the common stock was recorded as debt discount and was amortized over the remaining term of the $4,000,000 Bermuda Lender Note.

On December 31, 2014, Cayman and the Bermuda Lender agreed to further extend the maturity date of the $4,000,000 Bermuda Lender Note from December 31, 2014 to June 30, 2015. In consideration of the extension, the Company issued to the Bermuda Lender 22,500 shares of common stock. The $99,000 fair value of the common stock was recorded as debt discount and was amortized over the remaining term of the $4,000,000 Bermuda Lender Note.

On May 11, 2015, Cayman and the Bermuda Lender agreed to extend the maturity date of the $500,000 Bermuda Lender Note (with an outstanding principal balance of $410,938) from May 7, 2015 to June 30, 2015 (the “New Maturity Date”). The Bermuda Lender waived any and all defaults under the $500,000 Bermuda Lender Note, including with respect to the failure by the Company to pay to the Bermuda Lender pursuant to the $500,000 Bermuda Lender Note the aggregate amount of $316,297 received by the Company from its research and development agreements.

On May 27, 2015, the Company and the Bermuda Lender agreed to exchange the $500,000 Bermuda Lender Note and the $4,000,000 Bermuda Lender Note with an aggregate principal amount of $4,410,937 and aggregate accrued interest of $69,436 for 746,730 shares of common stock with a grant date value of $3,733,645 and an immediately vested five-year warrant to purchase 186,682 shares of common stock at an exercise price of $15.00 per share with a grant date fair value of $672,056. In connection with the exchange, the Company extended the expiration date of a previously outstanding warrant to purchase 40,000 shares of common stock from December 31, 2015 to December 31, 2017 and recognized a warrant modification charge of $80,000, which represents the incremental value of the modified warrant and new warrant combined, as compared to the original warrant value, both valued as of the modification date. During the year ended December 31, 2015, the Company recognized a $5,327 loss on the extinguishment of notes payable in connection with the exchange for the shares of common stock and a warrant.

On October 9, 2015, the Company borrowed $150,000 from an affiliate of the Bermuda Lender and issued to the affiliate a two month note in the principal amount of $150,000. The note bears interest at a rate of 10% per annum. In the event that, prior to the maturity date, the Company receives any proceeds from a public equity offering or monies in payment of an accounts receivable, then, the Company shall be obligated to prepay the principal and interest on a dollar-for-dollar basis to the extent of such monies so received, but not to exceed the outstanding principal and interest balance of the note. The note is secured by a security interest in a patent held by the Company associated with its brown fat program. On December 7, 2015, the Company and the affiliate of the Bermuda Lender extended the maturity date of the note to March 9, 2016. In connection with the extension, the Company reduced the exercise price of warrants to purchase an aggregate 239,182 shares of common stock held by the Bermuda Lender from $15.00 per share to $4.00 per share. As a result of the warrant modification, the Company recognized $98,739 of debt discount which will be amortized over the term of the note.

As of December 31, 2015 and 2014, the Bermuda Lender is a related party as a result of the size of its ownership interest in the Company's common stock.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Notes Payable – Continued

Convertible Notes and Other Notes

Issuances

Between January 17, 2014 and May 2, 2014, the Company issued convertible notes with an aggregate principal amount of $175,000, for cash consideration of $170,000 (a convertible note with a principal amount of $30,000 bears no interest and was issued for cash consideration of $25,000 and the $5,000 difference was recorded as debt discount and was accreted as interest over the term of the note). Convertible notes with an aggregate principal amount of $145,000 bear interest at a rate of 12% per annum payable upon maturity. The convertible notes were initially payable 3-12 months from the date of issuance. Of the $175,000 principal amount of convertible notes, $145,000 is convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to maturity and ending on the day immediately prior to maturity at the greater of (a) 55%-60% (depending on the particular note) of the fair value of the Company’s stock or (b) $1.00 per share. The remaining $30,000 is convertible into shares of the Company’s common stock at the election of the holder any time after September 10, 2014 at the lesser of (a) $10.00 per share or (b) 65% of the fair value of the Company’s common stock, but with a floor of $1.00 per share.

Between November 12, 2014 and December 2, 2014, the Company issued convertible notes in the aggregate principal amount of $125,000 which bear interest at a rate of 10% per annum payable on maturity. The convertible notes are payable as follows: (i) $41,667 of aggregate principal and the respective accrued interest on such principal is payable six months from the issuance date (the “First Maturity Date”), (ii) $41,667 of principal and the respective accrued interest on such principal is payable two weeks following the First Maturity Date (the “Second Maturity Date”), and (iii) $41,666 of principal and the respective accrued interest on such principal is payable one month following the First Maturity Date (the “Third Maturity Date”). Each payment of aggregate principal and the respective accrued interest on such principal is convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to each maturity date and ending on the day immediately prior to each maturity date at the greater of (a) 60% of the fair value of the Company’s stock or (b) $1.00 per share. In the event that the Company elects to effect a conversion of a specific note during the five day period following the conversion, the holder of that note shall have the right to convert the remaining outstanding principal amount of the convertible note, together with accrued and unpaid interest thereon, into shares of the Company’s common stock at a conversion price equal to the conversion price in the Company-effected conversion.

During the year ended December 31, 2015, the Company issued convertible notes with an aggregate principal balance of $735,000 for aggregate cash consideration of $725,000. The convertible notes mature between July 2015 and June 2016 and accrue interest at rates ranging from 1% to 12% per annum payable at maturity. The $10,000 difference between the principal amount of the convertible notes and the cash received was recorded as debt discount and is being amortized to interest expense over the term of the convertible notes. The convertible notes are convertible into shares of the Company's common stock at the election of the Company during the five days prior to maturity and ending on the day immediately prior to maturity at a conversion price equal to the greater of (a) a range of 55% to 65% of the fair value of the Company's common stock or (b) $2.00 or $3.00 per share depending on the note. In the event that the Company elects to convert a portion of the $272,500 of principal outstanding under the notes into common stock, the holder will have the right to convert the remaining principal into shares of common stock at the same conversion price. In connection with the issuance of the convertible notes, the Company issued five-year, immediately vested warrants to purchase an aggregate of 30,885 shares of common stock at exercise prices ranging from $5.00 to $10.00 per share. The aggregate relative fair value of the warrants of $90,018 has been recorded as debt discount and will be amortized over the term of the convertible notes.

During the year ended December 31, 2015, the Company issued other notes payable with an aggregate principal amount of $478,018 for aggregate cash consideration of $400,015, including the issuance of a note payable in the principal amount of $75,000 for a short term advance from a related party in the amount of $65,000. The notes issued had maturity dates between October 2015 and December 2015, bear no interest and the $78,003 difference between the aggregate principal amount of the notes and the cash received was recorded as debt discount and is being amortized to interest expense over the term of the notes.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Notes Payable – Continued

Convertible Notes and Other Notes – Continued

Conversions, Exchanges and Other

During the year ended December 31, 2014, the Company elected to convert certain convertible notes with an aggregate principal balance of $225,000 and aggregate accrued interest of $13,565 into an aggregate of 60,138 shares of common stock at conversion prices ranging from $2.80 to $5.60 per share.

During the year ended December 31, 2014, the holders of certain convertible notes elected to convert such convertible notes with an aggregate principal balance of $117,500 and aggregate accrued interest of $3,646 into an aggregate of 29,102 shares of common stock at conversion prices ranging from $3.80 to $4.40 per share.

During the year ended December 31, 2014, the Company and certain lenders agreed to exchange certain convertible notes with an aggregate principal balance of $71,000, along with accrued and unpaid interest of $4,260, for an aggregate of 12,339 shares of common stock and an immediately vested, two-year warrant to purchase 5,000 shares of common stock at an exercise price of $15.00 per share. The common stock and warrant had an aggregate grant date value of $74,029 and, as a result, the Company recorded a gain on extinguishment of $1,231. The lenders received piggyback registration rights related to the stock and the stock issuable pursuant to the warrant.

During the year ended December 31, 2014, the Company and certain lenders agreed to exchange certain other notes with an aggregate principal balance of $203,000, along with accrued and unpaid interest of $15,672, for an aggregate of 42,735 shares of common stock and an immediately vested, two-year warrant to purchase 5,000 shares of common stock at an exercise price of $15.00 per share. The common stock and warrant had an aggregate grant date value of $268,997 and, as a result, the Company recorded a loss on extinguishment of $50,323. The lenders received piggyback registration rights related to the stock and the stock issuable pursuant to the warrant.

In connection with the extension of other notes during the year ended December 31, 2014, the Company issued five-year warrants to purchase an aggregate of 9,500 shares of common stock at exercise prices ranging from $10.00 to $15.00 per share, with a grant date fair value of $29,800, as debt discount to the lenders and amortized over the terms of the notes.

During the year ended December 31, 2015, the Company elected to convert certain convertible notes with an aggregate principal balance of $223,333 and aggregate accrued interest of $15,175 into an aggregate of 53,595 shares of common stock at conversion prices ranging from $3.00 to $5.16 per share.

During the year ended December 31, 2015, the Company and certain lenders agreed to exchange certain convertible notes with an aggregate principal balance of $266,667, along with accrued and unpaid interest of $12,580, for an aggregate of 92,875 shares of common stock and immediately vested, five-year warrants to purchase an aggregate of 39,092 shares of common stock at an exercise price of $4.00 per share. The common stock and warrants had an aggregate grant date value of $288,060 and, as a result, the Company recorded a loss on extinguishment of $8,813. The lenders received piggyback registration rights related to the stock and the stock issuable pursuant to the warrants.

During the year ended December 31, 2015, the Company and certain lenders agreed to exchange certain other notes with an aggregate principal balance of $877,873, along with accrued and unpaid interest of $82,701, for an aggregate of 188,632 shares of common stock and five-year warrants to purchase an aggregate of 111,358 shares of common stock at exercises ranging from $4.00 to $15.00 per share. The stock and warrants had an aggregate issuance date value of $982,112 and, as a result, the Company recorded a loss on extinguishment of $21,537. The lenders received piggyback registration rights related to the stock and the stock issuable pursuant to the warrants.

As of December 31, 2015, the Company reclassified principal in the aggregate amount of $302,001 (net of debt discount of $7,999) and accrued interest in the aggregate amount of $11,011 to notes payable, non-current portion, net of debt discount and accrued interest, non-current portion, respectively, on the consolidated balance sheets related to outstanding notes payable that were converted into or exchanged for shares of common stock and warrants subsequent to December 31, 2015. See Note 11 – Subsequent Events for additional details regarding notes payable.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Notes Payable – Continued

Convertible Notes and Other Notes – Continued

Conversions, Exchanges and Other – Continued

During the year ended December 31, 2015, the Company extended certain other notes payable in the aggregate principal amount of $735,081 from maturity dates ranging from October 2015 to December 2015 to new maturity dates ranging from December 2015 to October 2016. In connection with the extension of other notes, the Company issued the lenders 10,000 shares of common stock and five-year warrants to purchase an aggregate of 37,500 shares of common stock at an exercise prices of $4.00 per share. The aggregate grant date fair value of the shares and warrants of $88,875 has been recorded as debt discount and is being amortized over the terms of the notes. Additionally, in connection with a certain other note extension, the Company reduced the exercise price of warrants held by a certain lender to purchase an aggregate of 35,215 shares of common stock from $10.00 per share to $4.00 per share. In connection with the warrant modifications, the Company recognized $10,234 of deferred debt discount which will be amortized over the term of the extended note.

During the years ended December 31, 2015 and 2014, the Company repaid an aggregate principal balance of $5,000 and $113,000, respectively, related to certain other notes.

During the years ended December 31, 2015 and 2014, the contingently adjustable conversion ratios associated with certain convertible notes were resolved. The Company estimated the intrinsic value of the embedded conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the convertible note. During the years ended December 31, 2015 and 2014 the Company recognized $87,788 and $92,370, respectively, of intrinsic value related to these beneficial conversion features as debt discount which was immediately amortized.

As of December 31, 2015, the outstanding convertible notes have maturity dates ranging from January 2016 to June 2016 and predominantly bear interest at a rate of 10% per annum payable monthly.

As of December 31, 2015, the outstanding other notes have maturity dates ranging from past due to October 2016 and predominantly bear interest at a rate of 15% per annum payable monthly. The holder of one other note is entitled to five years of royalty payments associated with cosmetic revenues, as defined in the note, ranging from 2.0% to 4.0% of cosmetic revenues, depending on the year the cosmetic revenues are earned. Given that the Company has not yet generated any cosmetic revenues, no royalty payments have been earned.

Note 8 – Income Taxes

United States and foreign components of loss before income taxes were as follows:

	For The Years Ended
	December 31,
	2015	2014

United States	$(7,767,924)	$(5,223,749)
Foreign	(155,556)	(363,863)
Loss before income taxes	$(7,923,480)	$(5,587,612)

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Income Taxes – Continued

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	For The Years Ended
	December 31,
	2015	2014
Deferred Tax Assets:
Net operating loss carryforward	$1,181,900	$4,820,500
Stock-based compensation	1,976,600	1,272,600
Accruals	231,100	240,700
Research & development tax credits	139,480	95,500
Other	2,100	2,100
Gross deferred tax assets	3,531,180	6,431,400

Deferred Tax Liabilities:
Fixed assets	(110,300)	(93,200)
Intangible assets	(13,400)	(8,100)
Gross deferred tax liabilities	(123,700)	(101,300)

Net deferred tax assets	3,407,480	6,330,100

Valuation allowance	(3,407,480)	(6,330,100)

Deferred tax asset, net of valuation allowance	$-	$-

Changes in valuation allowance	$(2,922,620)	$(43,500)

The income tax provision (benefit) consists of the following:

	For The Years Ended
	December 31,
	2015	2014
Federal:
Current	$-	$-
Deferred	2,614,976	38,921

State and local:
Current	-	-
Deferred	307,644	4,579
	2,922,620	43,500
Change in valuation allowance	(2,922,620)	(43,500)
Income tax provision (benefit)	$-	$-

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Income Taxes – Continued

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For The Years Ended
	December 31,
	2015	2014

Tax benefit at federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(4.0)%	(4.0)%
Permanent differences	0.8%	0.8%
Research & development tax credits	(0.6)%	(1.8)%
Impact of Section 382 limit	76.0%	41.2%
True-ups and other	(0.6)%	(1.4)%
Change in valuation allowance	(37.6)%	(0.8)%
Effective income tax rate	0.0%	0.0%

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s history of losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized.

At December 31, 2015 and 2014, the Company had approximately $3,100,000 and $12,700,000, respectively, of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carry forwards, if not utilized, will expire from 2029 to 2035 for federal purposes. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carry forwards are subject to annual limitations due to greater than 50% ownership changes. The Section 382 limitations that became effective on or about August 2015 and July 2014 have resulted in (a) approximately $15,500,000 and $5,700,000, respectively, of federal NOLs not being realizable; and (b) the reversal of approximately $5,900,000 and $2,200,000, respectively, of net operating loss deferred tax assets.

The Company has filed income tax returns in the U.S. federal jurisdiction and the states of Florida and New York.

Note 9 – Commitments and Contingencies

Operating Lease

Jupiter, Florida Lease

The Company was a party to a three year lease agreement with respect to premises located in Jupiter, Florida, which was scheduled to expire on January 31, 2014. No base rent was payable during the initial year and the lease provided for a base monthly rent of $6,234 during the second year and $6,422 during the third year. The aggregate base rent payable over the lease term was recognized on a straight-line basis.

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

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Commitments and Contingencies – Continued

Operating Lease – Continued

Melville, New York Lease

On August 25, 2014, the Company entered into a lease for 6,800 square feet of space located in Melville, New York (the “Melville Lease”). Late in 2014, the lease commenced and the Company relocated its corporate and laboratory operations from Jupiter, Florida to such location. The Melville Lease provides for a term of 63 months from the commencement date (as defined in the Melville Lease) (subject to extension at the option of the Company for a period of five years) and an annual base rental during the initial term ranging between $132,600 and $149,260. Pursuant to the Melville Lease, no rent was payable for the initial four months of the term. The aggregate base rent payable over the lease term will be recognized on a straight-line basis.

In connection with the Melville Lease, the Company paid the landlord a security deposit of $45,900, which is reflected on the consolidated balance sheet as of December 31, 2015 and 2014. Additionally, in connection with the execution of the Melville Lease, the Company issued to the principals of the landlord an aggregate of 14,210 shares of its common stock and five-year warrants to purchase an aggregate of 7,105 shares of its common stock at an exercise price of $10.00 per share as consideration for: (i) $60,000 towards the leasehold improvements of the leased premises and (ii) $11,050 of prepaid rent for the fifth month of the lease. During the year ended December 31, 2014, the Company (i) recorded a credit to equity for the $71,050 value of the common stock and warrants, (ii) capitalized $60,000 of leasehold improvements which is included within property and equipment, net on the consolidated balance sheet, and will be amortized over the term of the lease and (iii) recorded prepaid rent of $11,050 within prepaid expenses and other current assets on the consolidated balance sheet, which was expensed following the fifth month of the lease.

Summary

Rent expense amounted to $141,131 and $20,380 for the years ended December 31, 2015 and 2014, respectively. Rent expense is reflected in general and administrative expenses in the consolidated statements of operations.

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business.

In November 2013, an action was commenced against the Company in the Circuit Court of Palm Beach County, Florida by an alleged former consultant. The action was associated with an alleged $5,000 loan made in 2009 and an alleged consulting/employment agreement entered into with the Company effective in 2009. Pursuant to the action, the plaintiff was seeking to recover an unspecified amount of damages as well as the repayment of the alleged loan with interest, reimbursement for certain out-of-pocket fees and expenses, two weeks vacation pay per year, and the issuance of shares of the Company’s common stock (or alternatively the market value of such securities). On April 27, 2015, the Company and the plaintiff entered into a settlement agreement. In connection with the settlement agreement, during the year ended December 31, 2015, in addition to certain cash payment obligations, the Company issued the plaintiff 4,230 shares of common stock and five-year, immediately vested warrants to purchase an aggregate of 30,000 shares of common stock at exercise prices ranging from $7.60 to $12.00 per share in full satisfaction of the claims. The aggregate value of the issuances of $152,000 was recognized immediately.

The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Commitments and Contingencies – Continued

Research Agreements

On May 9, 2014, the Company entered into an amendment to a research agreement (the “Research Agreement”) with the research foundation of a state university (the “University”). Pursuant to the amendment, the parties agreed that (i) no fees were payable by the Company to the University pursuant to the Research Agreement for the first five scheduled monthly payments in 2014 ($208,335 of fees in total were cancelled), (ii) effective with the payment due on June 15, 2014, the monthly fee payable by the Company to the University pursuant to the Research Agreement was reduced from $41,667 to $20,000 and (iii) the scope of the work to be performed by the University pursuant to the Research Agreement was reduced. The Research Agreement, as amended, expired on June 14, 2015. Concurrent with the execution of the amendment, the Company paid $323,336 to the University, representing the balance due of all fees payable by the Company to date pursuant to the Research Agreement. As a result of the above, the Company recorded an immediate gain on settlement in the amount of $166,668.

During the years ended December 31, 2015 and 2014, the Company recorded research and development expense of approximately $103,000 and $264,000, respectively, in connection with the Research Agreement. As of December 31, 2015 and 2014, the Company had accrued approximately $112,000 and $43,000, respectively, in connection with the Research Agreement, which is included in accounts payable and accrued expenses and other current liabilities in the consolidated balance sheets.

Consulting Agreements

Marketing Consulting Services

On June 27, 2014, a February 17, 2011 agreement for marketing consulting services that had expired on December 31, 2013 was further amended. Pursuant to the amendment, the agreement was reinstated effective as of April 1, 2014 and provided for an expiration date of December 31, 2014 (the “New Marketing Consulting Term”). In consideration of services rendered during the New Marketing Consulting Term and the settlement of the Company’s obligation to pay $65,000 in cash to the consultant, the Company issued to a designee of the consultant 25,000 shares of common stock and issued to the consultant an immediately vested five-year warrant to purchase 12,500 shares of common stock at an exercise price of $20.00 per share. The common stock and warrant had grant date values of $110,000 and $37,500, respectively, which were recognized immediately. During the years ended December 31, 2015 and 2014, the Company recorded consulting expense of $0 and $82,500, respectively, related to the marketing consulting agreement.

Consulting Services

On February 20, 2014, the Company executed a two-year consulting agreement with the Physiatrist-In-Chief Emeritus for the Hospital for Special Surgery in New York City to become the Company’s Chief Medical Advisor for Spine Medicine pursuant to which he oversees the clinical aspects of the brtxDISC Program. The agreement may be terminated earlier or extended, as provided for in the agreement. Pursuant to the agreement, the consultant is entitled to receive $10,000 per month, escalating to $20,000 per month upon the FDA approval of the Company’s Investigational New Drug or Investigational Device Exemption application with respect to its brtxDISC Program. In addition, the Company granted the consultant a five-year option to purchase 15,000 shares of common stock at an exercise price of $13.00 per share, pursuant to the Plan. The option vests ratably over three years on the grant date anniversaries and the grant date value of $67,830 will be recognized proportionate to the vesting period. On October 8, 2014, the consulting agreement between the Company and its Chief Medical Advisor for Spine Medicine was amended such that the consultant will be entitled to receive $15,000 per month on a go-forward basis (and eliminated the possible increase to $20,000 per month). In connection with the amendment, the consultant was issued a five-year option to purchase 25,000 shares of the Company’s common stock at an exercise price of $6.40 per share. The option vests ratably over three years on the grant date anniversaries and the grant date value of $124,200 will be recognized proportionate to the vesting period. During the years ended December 31, 2015 and 2014, the Company recognized $180,000 and $115,000, respectively, of cash- based consulting expense related to the agreement.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Commitments and Contingencies – Continued

Consulting Agreements – Continued

Consulting Services - Continued

On March 12, 2014, as additional compensation for consulting services rendered, the Company granted to a consultant an immediately vested, five-year warrant to purchase 5,000 shares of common stock at an exercise price of $10.60 per share. In addition, warrants to purchase an aggregate of 14,000 shares of common stock had their exercise prices reduced to $10.60 per share from $30.00 per share and such warrants, as well as a warrant to purchase 1,000 shares of common stock, had their term extended to March 12, 2019. The grant date value of the issued warrant of $23,270 along with the incremental value related to the modification of the outstanding warrants of $30,096 was recognized during the year ended December 31, 2014 as stock-based compensation expense, which is reflected as consulting expense in the consolidated statements of operations.

On July 23, 2014, the Company entered into a one-year agreement with a consultant to market research and development arrangements and other business transactions to potential strategic partners and other alliance candidates. In exchange for services provided by the consultant during the term, the Company agreed to issue 1,500 shares of common stock of the Company for each complete month during the term. During the years ended December 31, 2015 and 2014, the Company issued to the consultant an aggregate of 10,500 and 7,500 shares of common stock, respectively, and the aggregate grant date values of $49,800 and $33,000, respectively, were recognized immediately.

On October 7, 2014, the Company entered into an agreement with a consultant for services regarding the search for a President for the Company’s Disc/Spine Division. The consultant was entitled to an initial retainer fee of $15,000, payable in shares of the Company’s common stock, and a second retainer fee of $10,000 to be paid in cash. A final fee was invoiced upon a selected candidate’s acceptance of BRT’s offer and commencement of employment equal to 28% of the candidate’s first year base salary less the initial $25,000 retainer fee. Pursuant to the agreement, the Company issued 2,420 shares of common stock related to the initial retainer to the consultant and the $15,000 grant date value was reflected as consulting expense in the 2014 consolidated statement of operations. During the years ended December 31, 2015 and 2014, the Company recognized $59,000 and $10,000, respectively, of cash-based consulting expense related to the agreement.

Business Advisory Services

On June 27, 2014, a February 17, 2011 agreement for business advisory services that had expired on December 31, 2013 was further amended. Pursuant to the amendment, the agreement was reinstated effective as of April 1, 2014 and provided for an expiration date of December 31, 2014 (the “New Business Advisory Term”). In consideration of services rendered during the New Business Advisory Term, the Company agreed to pay a cash fee of $16,667 per month and the Company granted an immediately vested five-year warrant to purchase 12,500 shares of common stock at an exercise price of $20.00 per share. The warrant had a grant date value of $37,500 which was recognized immediately. On August 27, 2014, the Company and the consultant entered into an agreement pursuant to which the consultant waived the Company’s obligation to pay $75,000 of accrued cash compensation to the consultant, in exchange for 15,000 shares of the Company’s common stock. On December 19, 2014, the agreement was further amended such that the term of the agreement was extended an additional six months until June 30, 2015. During the additional six-month period, the Company agreed to pay a cash fee of $15,000 per month and the Company granted an immediately vested five-year warrant to purchase 5,000 shares of common stock at an exercise price of $10.00 per share. The warrant had a grant date value of $17,000 which was recognized immediately. On August 13, 2015, the agreement was further amended. Pursuant to the amendment, the agreement was reinstated effective as of July 1, 2015 and provided for an expiration date of June 30, 2016 (the “New Business Advisory Extended Term”). In consideration of services rendered during the New Business Advisory Extended Term, the Company agreed to pay a cash fee of $15,000 per month and the Company granted an immediately vested five-year warrant to purchase 10,000 shares of common stock at an exercise price of $12.00 per share and an immediately vested five-year warrant to purchase 10,000 shares of common stock at an exercise price of $10.00 per share. The aggregate grant date value of the warrants of $74,923 was recognized immediately. During the years ended December 31, 2015 and 2014, the Company recorded cash consulting fee expense of $180,000 and $150,000, respectively, related to the business advisory agreement.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Commitments and Contingencies – Continued

Consulting Agreements – Continued

Scientific Advisory Services

On March 14, 2014, the Company executed an agreement, which will continue until terminated by either party, appointing a new Scientific Advisory Board member. Pursuant to the agreement, the Company immediately granted the new advisor a five-year option to purchase 1,250 shares of common stock at an exercise price of $10.00 per share, pursuant to the Plan. The option vested as follows: (i) 625 shares immediately and (ii) 625 shares on the first anniversary of the grant date. In addition, on each annual anniversary date of the agreement, the advisor is entitled to a new five-year option to purchase 250 shares of the Company’s common stock at an exercise price equal to the then fair market value of the common stock. The option grant date value of $5,860 was recognized proportionate to the vesting period.

On June 27, 2014, an August 16, 2012 consulting agreement for scientific advisory services was further extended to August 16, 2016 such that the consultant will continue to serve as Chairman of the Company’s Scientific Advisory Board, will earn $10,000 per month and will be entitled to specified expense reimbursements. In addition, the Company granted a ten-year option to purchase 15,000 shares of common stock at an exercise price of $5.70 per share, pursuant to the Plan. The option vests as follows: (i) 7,500 shares on August 16, 2015 and (ii) 7,500 shares on August 16, 2016. The option grant date value of $81,000 will be recognized proportionate to the vesting period. During the years ended December 31, 2015 and 2014, the Company recognized $120,000 and $120,000, respectively, of cash-based consulting expense related to the agreement.

Employment Agreements

Chief Executive Officer

On October 23, 2014, the Company and its Chief Executive Officer (“CEO”) approved amendments to the employment agreement between the Company and the CEO, dated October 4, 2010, as amended, providing for (a) a reduction of the CEO’s annual salary from $600,000 to $450,000, effective October 1, 2014, and (b) a reduction of the CEO’s annual salary from $450,000 to $400,000, effective January 1, 2015. Pursuant to the amendment, the CEO would still be entitled to an annual bonus equal to 50% of his annual salary and an annual car allowance of $28,800.

On March 9, 2015, the Company and its CEO agreed to extend the term of his employment agreement to December 31, 2017. Pursuant to the employment agreement, the CEO is entitled to receive a salary of $400,000 per annum and, effective January 1, 2015, the CEO’s annual car allowance was reduced to $14,400 from $28,800. The CEO is entitled to receive an annual bonus for 2015 equal to 50% of his annual base salary and an annual bonus for the years 2016 and 2017 equal to 50% of his annual base salary in the event certain performance goals, as determined by the Company’s Compensation Committee, are satisfied. Pursuant to the employment agreement, in the event that (a) the CEO’s employment is terminated by the Company without cause, or (b) the CEO terminates his employment for “good reason” (each as defined in the employment agreement), or (c) the term of the CEO’s employment agreement is not extended beyond December 31, 2017 and, within three months of such expiration date, his employment is terminated by the Company without “cause” or the CEO terminates his employment for any reason, the CEO would be entitled to receive severance in an amount equal to his then annual base salary and certain benefits, plus $100,000 (in lieu of bonus). Further, in the event that the CEO’s employment is terminated by the Company without cause, or the CEO terminates his employment for “good reason”, following a “change in control” (as defined in the employment agreement), the CEO would be entitled to receive severance in an amount equal to one and one-half times his then annual base salary and certain benefits, plus $300,000 (in lieu of bonus). During the years ended December 31, 2015 and 2014, the Company recorded $723,800 and $614,400, respectively, in operating expenses with regard to the CEO’s cash compensation.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Commitments and Contingencies – Continued

Employment Agreements - Continued

Chief Executive Officer – Continued

As of December 31, 2015 and 2014, the accrued and unpaid compensation (salary, bonus, tax liability, car allowance and vacation pay) for the CEO was $797,576 and $574,278, respectively, and was included in accrued expenses and other current liabilities in the consolidated balance sheets.

Other

On February 9, 2015, the Company hired a President for its Disc/Spine Division (“Division President”) pursuant to an at-will employment agreement which entitles him to a specified salary and bonus. In the event the Company terminates the Division President without cause, the Division President is entitled to cash severance payments equal to one-half of his then annual base salary (such one-half amount is currently $150,000) paid over nine months. As additional compensation, the Company granted the Division President a ten-year option to purchase 25,000 shares of common stock at an exercise price of $9.20 per share, pursuant to the Plan. The options vests over three years on the grant date anniversaries. The grant date value of $200,400 will be recognized proportionate to the vesting period.

On March 9, 2015, the Company agreed to amend the at-will employment agreement with its Vice President of Research and Development (“VP of R&D”). Pursuant to the employment agreement, as amended, in the event that the VP of R&D’s employment with the Company is terminated without cause, the VP of R&D would be entitled to receive a cash severance payment equal to one-half of his base annual salary (such one-half amount is currently $125,000).

As of December 31, 2015, two other employees have “at-will” employment agreements with the Company that provide for aggregate cash severance payments of $175,000, payable over twelve months, upon involuntary termination.

Board of Directors

On June 27, 2014, a director of the Company resigned due to other business commitments. In consideration of director services performed to date, the Company agreed to pay an aggregate of $80,000 (of which, $50,000 was previously earned and accrued for), payable as follows: (i) $30,000 immediately and (ii) the $50,000 balance in six equal monthly installments commencing on July 31, 2014. In addition, all outstanding options held by the director which were not exercisable as of the date of resignation became exercisable on the earlier of (i) the date on which such options were scheduled to become exercisable or (ii) December 31, 2014, and all outstanding options shall remain exercisable until their respective expiration dates, notwithstanding the director’s resignation. As a result of the modification of the options, the Company recorded incremental stock-based compensation expense of $96,250.

As of December 31, 2015 and 2014, $200,000 and $105,000, respectively, of director cash compensation was outstanding and included in accrued expenses and other current liabilities in the consolidated balance sheets.

Related Party Agreement

Effective October 1, 2014, the Company entered into a three-month agreement with an affiliate of one of its then directors for consulting services related to the Company’s brtxDISC Program and ThermoStem Program. Pursuant to the agreement, the affiliate of the director was entitled to a cash fee of $10,000 per month and an amount of common stock having a fair market value of $5,000 as of the last day of each month during the term. On December 19, 2014, the agreement was amended such that the term of the agreement was extended until March 31, 2015. The agreement has expired. During the year ended December 31, 2015 and 2014, the Company issued 1,725 and 1,840 shares of common stock pursuant to the agreement with a grant date fair value of $15,000 and $15,000, respectively.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Deficiency

Authorized Capital

On December 19, 2014, the Company’s stockholders approved the reincorporation of the Company from the State of Nevada to the State of Delaware effective January 1, 2015 and in connection therewith (i) approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of common stock authorized to be issued by the Company from 100,000,000 to 200,000,000; and (ii) approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of preferred stock authorized to be issued by the Company from 1,000,000 to 5,000,000.

Effective July 7, 2015, pursuant to authority granted by the stockholders of the Company, the Company implemented a 1-for-20 reverse split of the Company’s issued and outstanding common stock and a reduction in the number of shares of common stock authorized to be issued by the Company from 200,000,000 to 30,000,000.

As of December 31, 2015, the Company was authorized to issue 30,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.01 par value. The holders of the Company’s common stock are entitled to one vote per share. Subject to the rights of holders of preferred stock, if any, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Subject to the rights of holders of preferred stock, if any, upon liquidation, dissolution or winding up of the Company, holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution.

2010 Equity Participation Plan

On February 18, 2014 and October 23, 2014, the Board of Directors of the Company approved successive increases in the number of shares of common stock authorized to be issued pursuant to the Plan from 300,000 to 600,000 and then to 1,000,000. On December 19, 2014, the Company’s stockholders approved an increase in the number of shares of common stock authorized to be issued pursuant to the Plan to 1,000,000.

On September 4, 2015, the Compensation Committee of the Board increased the number of shares authorized to be issued pursuant to the Plan from 1,000,000 to 2,000,000, subject to stockholder approval. On November 6, 2015, the Compensation Committee of the Board further increased the number of shares authorized to be issued pursuant to the Plan to 2,250,000, subject to stockholder approval. On December 22, 2015, the Company’s stockholders approved an increase in the number of shares of common stock authorized to be issued pursuant to the Plan to 2,250,000.

Common Stock and Warrant Offerings

During the year ended December 31, 2014, the Company issued an aggregate of 433,600 shares of common stock at prices ranging from $5.00 to $9.00 per share to investors for aggregate gross proceeds of $2,605,000. In connection with the purchases, the Company issued warrants to purchase an aggregate of 116,535 shares of common stock at exercise prices ranging from $6.00 to $15.00 per share of common stock. The warrants have terms ranging from two to five years. The warrants had an aggregate grant date value of $389,608.

During the year ended December 31, 2015, the Company issued an aggregate of 395,425 shares of common stock at prices ranging from $4.00 to $7.00 per share to investors for aggregate gross proceeds of $2,033,700 (of such aggregate issuances, 50,000 shares of common stock were issued to the Bermuda Lender for an aggregate gross proceeds of $300,000). In connection with the purchases, the Company issued five-year warrants to purchase an aggregate of 259,464 shares of common stock at exercise prices ranging from $5.00 to $15.00 per share of common stock (of such aggregate warrant issuances, the Bermuda Lender was issued a five-year warrant to purchase 12,500 shares of common stock at an exercise price of $15.00 per share with a grant date value of $40,000). The warrants had an aggregate grant date value of $611,730. In connection with the purchase of 125,000 shares of common stock (the “Shares”) and a warrant to purchase 125,000 shares of common stock at an exercise price of $5.00 per share (the “Warrant”) for gross proceeds of $500,000, the Company agreed to cause the appointment and election of the investor to its Board of Directors. On December 1, 2015, the investor was elected as a director of the Company.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Deficiency – Continued

Warrant and Option Valuation

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at an annual rate ranging from 0% to 5% for options granted during the years ended December 31, 2015 and 2014. The expected term used for warrants and options issued to non-employees is the contractual life and the expected term used for options issued to employees and directors is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. Since the Company’s stock has not been publicly traded for a sufficiently long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Warrant Exercises

On November 27, 2013, the Company initiated a limited time program which, at the election of any warrant holder, would permit them to immediately exercise their outstanding exercisable warrants at an exercise price of $6.00 per share. In connection with the exercise of the warrant, in addition to having received the number of shares pursuant to such exercise, each holder received a new warrant for the same number of shares purchased with an exercise price of $15.00 per share and an expiration date two years from the date of grant. The terms of the newly issued warrant permit the Company to redeem the new warrant for a total of $1.00 if the common stock of the Company trades above $25.00 for five consecutive trading days. Warrants to purchase an aggregate of 18,833 shares of common stock were exercised during the year ended December 31, 2014 for aggregate gross proceeds of $113,000. The Company recognized a warrant modification charge of $50,035 during the year ended December 31, 2014, which represents the incremental value of the modified warrant and new warrant combined, as compared to the original warrant value, all valued as of the respective modification dates.

During the year ended December 31, 2015, warrants to purchase an aggregate of 75,473 shares of common stock were exercised at a reduced exercise price of $3.50 per share (reduced from exercises prices ranging from $4.00 to $15.00 per share) for aggregate gross proceeds of $264,144 of which, $21,865 had not been received as of December 31, 2015 and was included within prepaid expenses and other current assets in the consolidated balance sheets. On January 4, 2016, the Company received the $21,865 of cash proceeds in connection with the warrant exercise. The Company recognized a warrant modification charge of $20,295 during the year ended December 31, 2015 which represents the incremental value of the modified warrant as compared to the original warrant, both valued as of the respective modification dates.

Stock Warrants

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following assumptions:

	For The Years Ended
	December 31,
	2015	2014
Risk free interest rate	1.29% - 1.75%	0.39% - 2.20%
Expected term (years)	5.00	1.96 - 5.00
Expected volatility	120% - 122%	116% - 122%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the warrants granted during the years ended December 31, 2015 and 2014 was approximately $2.72 and $3.40 per share, respectively.

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

During the year ended December 31, 2015, the Company extended the expiration date of previously outstanding warrants to purchase an aggregate of 47,939 shares of common stock from expiration dates ranging from December 31, 2015 to January 23, 2016 to new expiration dates ranging from December 31, 2016 to December 31, 2017 and reduced the exercise price of previously outstanding warrants to purchase an aggregate of 470,085 shares of common stock from exercise prices ranging from $6.00 to $20.00 per share to new exercise prices ranging from $4.00 to $10.00 per share. During year ended December 31, 2015, the Company recognized $77,905 of incremental expense related to the modification of the warrants which is reflected in warrant modification expense in the condensed consolidated statements of operations.

The Company recorded stock–based compensation expense of $99,501 and $185,266 during the years ended December 31, 2015 and 2014, respectively, related to stock warrants issued as compensation, which is reflected as consulting expense in the consolidated statements of operations. As of December 31, 2015, there was no unrecognized stock-based compensation expense related to stock warrants.

A summary of the warrant activity during the year ended December 31, 2015 is presented below:

				Weighted
		Weighted		Average
		Average		Remaining	Aggregate
	Number of	Exercise		Life	Intrinsic
	Warrants	Price		In Years	Value
Outstanding, January 1, 2015	412,422	$17.97	[1]
Compensatory grants	65,000	8.85
Investor grants	664,981	9.14
Exercised	(75,473)	3.50	[2]
Forfeited	-	-
Outstanding, December 31, 2015	1,066,930	$7.56	[1][3]	3.9	$150,651

Exercisable, December 31, 2015	1,031,930	$7.56	[3]	4.0	$150,651

[1]	Excludes the impact of a warrant to purchase 35,000 shares of common stock that has an exercise price which is the greater of $30.00 per share or the fair market value of the common stock on the date certain performance criteria are met. Exercisability is subject to satisfaction of certain performance criteria which did not occur prior to December 31, 2015.

[2]	During the year ended December 31, 2015, warrants to purchase an aggregate of 75,473 shares of common stock, with original exercise prices ranging from $4.00 to $15.00 per share, had their exercise prices reduced to $3.50 per share. See Note 10 – Stockholders’ Deficiency – Warrant Exercises for additional details.

[3]	During the year ended December 31, 2015, warrants to purchase an aggregate of 527,308 shares of common stock, with original exercise prices ranging from $5.00 to $20.00 per share, had their exercise prices reduced to a weighted average exercise price of $4.00 per share.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Deficiency – Continued

Stock Warrants – Continued

The following table presents information related to stock warrants at December 31, 2015:

Warrants Outstanding			Warrants Exercisable
			Weighted
		Outstanding	Average	Exercisable
Exercise		Number of	Remaining Life	Number of
Price		Warrants	In Years	Warrants

$4.00 - $4.99		602,603	3.9	602,603
$5.00 - $5.99		138,500	4.9	138,500
$6.00 - $9.99		58,750	4.5	58,750
$10.00 - $14.99		74,732	4.3	74,732
$15.00 - $19.99		98,687	3.8	98,687
$20.00 - $80.00		58,658	1.7	58,658
Variable	[1]	35,000	-	-
		1,066,930	4.0	1,031,930

[1]	A warrant to purchase 35,000 shares of common stock has an exercise price which is the greater of $30.00 per share or the fair market value of the common stock on the date certain performance criteria are met. Exercisability is subject to satisfaction of certain performance criteria which did not occur prior to December 31, 2015.

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2015	2014
Risk free interest rate	1.33% - 2.24%	1.13% - 2.66%
Expected term (years)	5.00 - 10.00	5.00 - 10.00
Expected volatility	120% - 123%	132% - 135%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the stock options granted during the years ended December 31, 2015 and 2014 was approximately $4.07 and $5.40 per share, respectively.

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

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Deficiency – Continued

Stock Options – Continued

The following table presents information related to stock option expense:

					Weighted
					Average
					Remaining
	For The Years Ended		Unrecognized at		Amortization
	December 31,		December 31,		Period
	2015	2014	2015		(Years)

Consulting	$595,446	$365,825	$755,416		2.3
Research and development	376,596	328,740	793,450	[1]	2.2
General and administrative	705,546	179,628	1,037,552		2.2

	$1,677,588	$874,193	$2,586,418		2.2

[1]	Includes $191,403 of expense that is subject to non-employee mark-to-market adjustments.

A summary of the option activity during the year ended December 31, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, January 1, 2015	779,200	$12.18
Granted	586,250	7.14
Exercised	-	-
Forfeited	(35,000)	6.34
Outstanding, December 31, 2015	1,330,450	$10.11	8.4	$-

Exercisable, December 31, 2015	679,577	$12.56	7.9	$-

The following table presents information related to stock options at December 31, 2015:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$4.40 - $6.99	368,750	8.3	131,250
$7.00 - $9.99	574,250	9.5	209,125
$10.00 - $19.99	202,000	7.4	160,752
$20.00 - $30.00	185,450	6.1	178,450
	1,330,450	7.9	679,577

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Deficiency – Continued

Compensatory Common Stock Issuances

See Note 9 – Commitments and Contingencies for details associated with certain issuances of common stock as compensation to employees, directors and consultants.

Between June 27, 2014 and December 31, 2014, the Company issued 7,500 shares of immediately vested common stock to its legal counsel. The $33,000 grant date fair value was recognized immediately.

During the years ended December 31, 2015, the Company issued an aggregate of 31,473 shares of immediately vested common stock valued at $112,847 to consultants pursuant to consulting agreements for services rendered during the period.

During the year ended December 31, 2015, the Company issued 943 shares of common stock valued at $8,481 in satisfaction of previously accrued professional service fees.

The following table presents information related to compensatory common stock expense:

	For The Years Ended		Unrecognized at
	December 31,		December 31,
	2015	2014	2015

Consulting	$168,800	$276,500	$-
Research and development	8,847	24,337	-

	$177,647	$300,837	$-

Note 11 - Subsequent Events

Short Term Advances

Subsequent to December 31, 2015, the Company received $46,030 in non-interest bearing advances from an officer of the Company and made aggregate repayments of $99,560 in non-interest bearing advances to an officer of the Company.

Notes Payable

On February 18, 2016, the Company issued a one-year note payable with a principal amount of $250,000 which bears interest at a rate of 10% per annum payable upon maturity. In connection with the issuance of this promissory note, the Company issued a five-year, immediately vested warrant to purchase 20,000 shares of common stock at an exercise price of $4.00 per share.

On March 7, 2016, the Company issued a convertible note with a principal amount of $75,000 which bears interest at a rate of 10% per annum payable upon maturity. The convertible note is payable as follows: (i) $25,000 of principal and the respective accrued interest is payable six months from the issuance date (the “First Maturity Date”), (ii) $25,000 of principal and the respective accrued interest on such principal is payable two weeks following the First Maturity Date, and (iii) $25,000 of principal and the respective accrued interest on such principal is payable one month following the First Maturity Date. Each payment of principal and the respective accrued interest is convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to maturity and ending on the day immediately prior to maturity at a conversion price equal to the greater of (a) 62% of the fair market value of the Company’s stock or (b) $2.00 per share. Should the Company elect to convert any of the note principal and respective accrued interest, the holder will have the right to accelerate the conversion of the remaining outstanding principal and accrued interest of the note.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 - Subsequent Events - Continued

Notes Payable – Continued

Subsequent to December 31, 2015, the Company elected to convert certain convertible notes with an aggregate principal balance of $150,000 and aggregate accrued interest of $7,370 into an aggregate of 52,457 shares of common stock at a conversion price of $3.00 per share.

Subsequent to December 31, 2015, the Company and a certain lender agreed to exchange certain other notes with an aggregate principal balance of $160,000, along with accrued and unpaid interest of $5,802, for an aggregate of 78,955 shares of common stock at a price of $2.10 per share.

Subsequent to December 31, 2015, the Company extended the maturity date of a note payable in the principal amount of $163,000 from February 5, 2016 to March 25, 2016. In connection with the extension, the Company paid the lender an aggregate of $30,000, of which, $25,000 was repayment of the principal balance and $5,000 was a fee related to the extension.

Subsequent to December 31, 2015 (excluding amounts repaid as discussed above) the Company repaid an aggregate principal amount of $78,500 of notes payable.

Common Stock and Warrant Offerings

Subsequent to December 31, 2015, the Company issued an aggregate of 404,593 shares of common stock and warrants to purchase an aggregate of 1,248,937 shares of common stock at exercise prices ranging from $4.50 to $5.00 per share to investors for aggregate gross proceeds of $1,618,372.

Stock-Based Compensation

Subsequent to December 31, 2015, the Company issued an aggregate of 18,253 shares of common stock to consultants pursuant to consulting agreements for services or for previously accrued consulting services.

Subsequent to December 31, 2015, the Company granted a ten-year option to purchase 15,000 shares of common stock at an exercise price of $3.70 per share, pursuant to the Plan, to a newly-appointed director. The shares vest ratably over three years on the grant date anniversaries.

Warrant Exercises

Subsequent to December 31, 2015, warrants to purchase an aggregate of 60,831 shares of common stock were exercised at a reduced exercise price of $3.50 per share (reduced from exercises prices ranging from $4.00 to $15.00 per share) for aggregate gross proceeds of $212,898.

Warrant Modifications

Subsequent to December 31, 2015, the Company reduced the exercise price of warrants to purchase an aggregate of 12,916 shares of common stock from $15.00 per share to $4.00 per share.