Form 10-Q
period 2016-03-31
BioRestorative Therapies, Inc.
filed 2016-05-13
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

As of May 11, 2016, there were 3,993,068 shares of the issuer’s common stock outstanding.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets

Current Assets:
Cash	$353,095	$166,555
Accounts receivable	9,000	93,375
Prepaid expenses and other current assets	22,060	29,348

Total Current Assets	384,155	289,278

Property and equipment, net	599,419	643,087
Intangible assets, net	1,020,017	1,038,741
Security deposit	45,900	45,900

Total Assets	$2,049,491	$2,017,006

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$2,194,086	$2,549,042
Accrued expenses and other current liabilities	2,044,649	2,046,795
Accrued interest	34,586	6,823
Current portion of notes payable, net of debt discount of $64,803 and $150,286 at March 31, 2016 and December 31, 2015, respectively	1,316,780	1,009,797
Total Current Liabilities	5,590,101	5,612,457
Accrued interest, non-current portion	-	11,011
Notes payable, non-current portion, net of debt discount of $0 and $7,999 at March 31, 2016 and December 31, 2015, respectively	-	302,001

Total Liabilities	5,590,101	5,925,469

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock, $0.01 par value;
Authorized, 5,000,000 shares; none issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value;
Authorized, 30,000,000 shares; Issued 3,958,750 and 3,338,661 shares at March 31, 2016 and December 31 2015, respectively;
Outstanding 3,930,818 and 3,310,729 shares at March 31, 2016 and December 31, 2015, respectively	3,959	3,339
Additional paid-in capital	32,298,265	29,443,704
Accumulated deficit	(35,810,834)	(33,323,506)
Treasury stock, at cost, 27,932 shares at March 31, 2016 and December 31, 2015	(32,000)	(32,000)

Total Stockholders' Deficiency	(3,540,610)	(3,908,463)

Total Liabilities and Stockholders' Deficiency	$2,049,491	$2,017,006

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended,
	March 31,
	2016	2015

Revenues	$9,125	$184,902

Cost of sales	10	76,432

Gross Profit	9,115	108,470

Operating Expenses
Marketing and promotion	22,517	44,937
Consulting	284,807	365,069
Research and development	866,044	406,856
General and administrative	902,881	917,574

Total Operating Expenses	2,076,249	1,734,436

Loss From Operations	(2,067,134)	(1,625,966)

Other Expense
Interest expense	(42,840)	(64,640)
Amortization of debt discount	(337,021)	(69,515)
Loss on extinguishment of notes payable, net	(11,847)	-
Warrant modification expense	(28,486)	-

Total Other Expense	(420,194)	(134,155)

Net Loss	$(2,487,328)	$(1,760,121)

Net Loss Per Share
- Basic and Diluted	$(0.69)	$(1.00)

Weighted Average Number of
Common Shares Outstanding
- Basic and Diluted	3,619,813	1,755,398

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders' Deficiency

For the Three Months Ended March 31, 2016

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance - December 31, 2015	3,338,661	$3,339	$29,443,704	$(33,323,506)	(27,932)	$(32,000)	$(3,908,463)

Shares and warrants issued for cash	404,593	405	1,617,967	-	-	-	1,618,372

Exercise of warrants for purchase of common stock	60,831	61	212,837	-	-	-	212,898

Conversion of notes payable and accrued interest into common stock	52,457	52	157,318	-	-	-	157,370

Shares issued in satisfaction of accrued services	753	1	2,332	-	-	-	2,333

Warrants issued as debt discount in connection with notes payable	-	-	31,009	-	-	-	31,009

Shares and warrants issued in exchange of notes payable and accrued interest	78,955	79	177,570	-	-	-	177,649

Warrant modifications	-	-	28,486	-	-	-	28,486

Beneficial conversion features related to convertible notes payable	-	-	215,446	-	-	-	215,446

Stock-based compensation:
- common stock	22,500	22	50,602	-	-	-	50,624
- options	-	-	360,994	-	-	-	360,994

Net loss	-	-	-	(2,487,328)	-	-	(2,487,328)

Balance - March 31, 2016	3,958,750	$3,959	$32,298,265	$(35,810,834)	(27,932)	$(32,000)	$(3,540,610)

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Three Months Ended
	March 31,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(2,487,328)	$(1,760,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	337,021	69,515
Accretion of interest expense	2,916	-
Depreciation and amortization	62,392	39,613
Stock-based compensation	411,618	371,167
Loss on extinguishment of note payables, net	11,847	-
Warrant modification expense	28,486	-
Changes in operating assets and liabilities:
Accounts receivable	84,375	-
Prepaid expenses and other current assets	7,288	(11,850)
Security deposit	-	-
Accounts payable	(265,091)	80,534
Accrued interest, expenses and other current liabilities	88,641	489,831
Deferred revenues	-	46,533

Total Adjustments	769,493	1,085,343

Net Cash Used In Operating Activities	(1,717,835)	(674,778)

Cash Flows From Investing Activities
Purchases of property and equipment	(89,865)	(92,169)
License maintenance costs	-	(75,000)

Net Cash Used In Investing Activities	(89,865)	(167,169)

Cash Flows From Financing Activities
Proceeds from notes payable	325,000	30,000
Repayments of notes payable	(103,500)	-
Advances from an officer	46,030	125,070
Repayments of advances from an officer and a director	(104,560)	(60,055)
Proceeds from exercise of warrants	212,898	-
Sales of common stock and warrants for cash	1,618,372	801,000

Net Cash Provided By Financing Activities	1,994,240	896,015

Net Increase In Cash	186,540	54,068

Cash - Beginning	166,555	91,798

Cash - Ending	$353,095	$145,866

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows — Continued

(unaudited)

	For The Three Months Ended
	March 31,
	2016	2015
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$10,000	$36,540

Non-cash investing and financing activities:
Warrant modification in connection with extension or exchanges of notes payable	$-	$5,900
Shares and warrants issued in connection with issuance of notes payable	$31,009	$-
Shares and warrants issued in exchange for notes payable and accrued interest	$177,649	$-
Conversion of notes payable and accrued interest into common stock	$157,370	$55,984
Shares issued in satisfaction of accrued consulting services	$2,333	$8,481
Beneficial conversion features set up as debt discount	$215,446	$10,690
Accrued liabilities associated with purchases of property and equipment	$-	$64,276

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Business Organization, Nature of Operations and Basis of Presentation

BioRestorative Therapies, Inc. has two wholly-owned subsidiaries, Stem Pearls, LLC (“Stem Pearls”) and Stem Cell Cayman Ltd. (“Cayman”), which was formed in the Cayman Islands (collectively, “BRT” or the “Company”). BRT develops therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells. BRT’s website is at www.biorestorative.com. BRT is currently developing a Disc/Spine Program referred to as “brtxDISC”. Its lead cell therapy candidate, BRTX-100, is a product formulated from autologous (or a person’s own) cultured mesenchymal stem cells collected from the patient’s bone marrow. The product is intended to be used for the non-surgical treatment of protruding and bulging lumbar discs in patients suffering from chronic lumbar disc disease. BRT is also engaging in research efforts with respect to a platform technology utilizing brown adipose (fat) for therapeutic purposes to treat metabolic diseases and has labeled this initiative its “ThermoStem Program”. Through the program, BRT is developing an allogeneic cell-based therapy to target type 2 diabetes, obesity and other metabolic disorders using brown adipose (fat) derived stem cells to generate brown adipose tissue (“BAT”). BAT is intended to mimic naturally occurring brown adipose depots that regulate metabolic homeostasis in humans. Further, BRT is developing a patented curved needle device that is a needle system to allow access to difficult to locate regions for the delivery or removal of fluids and other substances. BRT’s Stem Pearls brand offers plant stem cell-based cosmetic skincare products that are available for purchase online at www.stempearls.com.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2016 and for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year ending December 31, 2016 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2015 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 30, 2016.

Effective July 7, 2015, pursuant to authority granted by the stockholders of the Company, the Company implemented a 1-for-20 reverse split of the Company’s issued and outstanding common stock (the “Reverse Split”) and a reduction in the number of shares of common stock authorized to be issued by the Company from 200,000,000 to 30,000,000. All share and per share information has been retroactively adjusted to reflect the Reverse Split for all periods presented.

Note 2 – Going Concern and Management’s Plans

As of March 31, 2016, the Company had a working capital deficiency and a stockholders’ deficiency of $5,205,946 and $3,540,610, respectively. During the three months ended March 31, 2016 and 2015, the Company incurred net losses of $2,487,328 and $1,760,121, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Subsequent to March 31, 2016, we have received aggregate equity financing (including proceeds from the exercise of common stock purchase warrants) and debt financing of $225,000 and $155,000, respectively, the due date for the repayment of $148,000 of debt has been extended through June 2016 and $15,000 of debt has been repaid. As a result, the Company expects that it will have the cash required to fund its operations through June 2016. While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital. As of the filing date of this report, the Company has notes payable with an aggregate principal balance of $346,518 which are past due. The Company is currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. However, there can be no assurance that the Company will be successful in extending or converting these notes. See Note 8 – Subsequent Events for additional details.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of Cayman and Stem Pearls. All significant intercompany transactions have been eliminated in the consolidation.

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

Revenue Recognition

Research and Development Agreements

During the three months ended March 31, 2016 and 2015, the Company recognized revenue related to research and development agreements of $0 and $180,702, respectively.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies – Continued

Revenue Recognition – Continued

Other

During the three months ended March 31, 2016 and 2015, the Company recognized $9,000 and $4,000, respectively, of revenue related to the Company’s sublicense agreement.

During the three months ended March 31, 2016 and 2015, the Company recognized revenue related to sales of Stem Pearls skincare products of $125 and $200, respectively.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2016	2015
Options	1,345,450	809,200
Warrants	2,275,036	454,976
Convertible notes	68,467	33,941
Total potentially dilutive shares	3,688,953	1,298,117

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

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements, except as disclosed.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating ASU 2016-09 and its impact on its financial statements or disclosures.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	March 31,	December 31,
	2016	2015
	(unaudited)

Credit card payable	$2,737	$3,171
Accrued payroll	984,287	1,010,633
Advances from related parties	28,500	87,030
Accrued research and development expenses	476,175	446,175
Accrued general and administrative expenses	509,495	456,182
Deferred rent	43,455	43,604
Total	$2,044,649	$2,046,795

During the three months ended March 31, 2016, the Company received an aggregate of $46,030 in non-interest bearing advances from an officer and made aggregate repayments of $104,560 to an officer and a director.  During the three months ended March 31, 2015, the Company received an aggregate of $125,070 in non-interest bearing advances from an officer and made aggregate repayments of $60,055 to an officer.

Note 5 – Notes Payable

A summary of the notes payable activity during the three months ended March 31, 2016 is presented below:

	Bermuda
	Lender	Convertible		Other	Debt
	(defined below)	Notes		Notes	Discount	Total

Outstanding, December 31, 2015	$150,000	$420,000	[1]	$900,083	$(158,285)	$1,311,798
Issuance	-	75,000		250,000	-	325,000
Exchanges to equity	-	(160,000)		-	-	(160,000)
Conversion to equity	-	(150,000)		-	-	(150,000)
Repayments	-	-		(103,500)	-	(103,500)
Recognition of debt discount	-	-		-	(246,455)	(246,455)
Amortization of debt discount	-	-		-	337,021	337,021
Accretion of interest expense	-	-		-	2,916	2,916
Outstanding, March 31, 2016	$150,000	$185,000	[1]	$1,046,583	$(64,803)	$1,316,780

[1]	As of March 31, 2016 and December 31, 2015, convertible notes with an aggregate principal balance of $185,000 and $420,000, respectively, become convertible into shares of common stock at the election of the Company near maturity. In the event the Company exercises that conversion right on a designated portion of such principal balance, the holder has the right to accelerate the conversion of up to $132,500 and $197,500, respectively, of principal into shares of common stock.

Bermuda Lender

As of March 31, 2016, a lender (the “Bermuda Lender”) is a related party as a result of the size of its ownership interest in the Company's common stock.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable – Continued

Convertible Notes and Other Notes

Issuances

On February 18, 2016, the Company issued a one-year other note payable with a principal amount of $250,000 which bears interest at a rate of 10% per annum payable upon maturity. In connection with the issuance of this promissory note, the Company issued a five-year, immediately vested warrant to purchase 20,000 shares of common stock at an exercise price of $4.00 per share. The $31,009 relative fair value of the warrant has been recorded as debt discount and will be amortized over the term of the note.

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

Conversions, Exchanges and Other

Between January 26, 2016 and February 18, 2016, the Company elected to convert certain convertible notes with an aggregate principal balance of $150,000 and aggregate accrued interest of $7,370 into an aggregate of 52,457 shares of common stock at a conversion price of $3.00 per share.

During the three months ended March 31, 2016, the Company and a certain lender agreed to exchange certain other notes with an aggregate principal balance of $160,000, along with accrued and unpaid interest of $5,802, for an aggregate of 78,955 shares of common stock at a price of $2.10 per share. The common stock had an aggregate grant date value of $177,649 and, as a result, the Company recorded a loss on extinguishment of $11,847.

On February 15, 2016, the Company and a lender agreed to extend the maturity date of a non-interest bearing note payable in the original principal amount of $244,000 from February 5, 2016 to February 26, 2016. In connection with the extension, the Company paid the lender an aggregate of $61,000 of which $56,000 was repayment of the principal balance and $5,000 was a fee related to the extension which is reflected within interest expense in the unaudited condensed consolidated statement of operations. On March 4, 2016, the Company and the lender agreed to further extend the maturity date of the note with a remaining principal balance of $188,000 from February 26, 2016 to March 25, 2016. In connection with the extension, the Company paid the lender an aggregate of $30,000 of which $25,000 was a repayment of principal balance and $5,000 was a fee related to the extension which is reflected within interest expense in the unaudited condensed consolidated statement of operations. As of March 31, 2016, the note has a remaining principal amount of $163,000. See Note 8 – Subsequent Events for additional details related to a subsequent maturity extension.

During the three months ended March 31, 2016 (excluding amounts repaid as discussed above) the Company repaid an aggregate principal amount of $22,500 of notes payable.

During the three months ended March 31, 2016, the contingently adjustable conversion ratio associated with certain convertible notes was resolved and such notes became convertible during the period. The Company estimated the intrinsic value of the embedded conversion option based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the convertible note. During the three months ended March 31, 2016 and 2015, the Company recognized $215,446 and $10,690, respectively, related to the beneficial conversion feature as debt discount which was immediately amortized.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Commitments and Contingencies

Operating Lease

Rent expense amounted to $33,000 and $35,000 for the three months ended March 31, 2016 and 2015, respectively.

Employment Agreements

During the three months ended March 31, 2016, the Company’s Compensation Committee and Board of Directors approved performance-based cash bonuses for the year ended December 31, 2016 for the Company’s officers and certain employees in the aggregate amount of up to $407,000. The Company intends to accrue for bonus payments which are probable to be achieved.

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. In the opinion of management, such matters are currently not expected to have a material impact on the Company’s financial statements.

The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Note 7 – Stockholders’ Deficiency

Common Stock and Warrant Offerings

During the three months ended March 31, 2016, the Company issued an aggregate of 404,593 shares of common stock and warrants to purchase an aggregate of 1,248,937 shares of common stock at exercise prices ranging from $4.50 to $5.00 per share to investors for aggregate gross proceeds of $1,618,372. Of the aggregate warrants issued, warrants to purchase 444,444, 400,000 and 404,493 shares of common stock had terms of 0.7, 1.0 and 5.0 years, respectively. The warrants had an aggregate grant date fair value of $1,127,283.

Warrant and Option Valuation

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at an annual rate ranging from 0% to 5% for options granted during the three months ended March 31, 2016 and 2015. The expected term used for warrants and options issued to non-employees is the contractual life and the expected term used for options issued to employees and directors is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. Since the Company’s stock has not been publicly traded for a sufficiently long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Warrant Exercises

During the three months ended March 31, 2016, warrants to purchase an aggregate of 60,831 shares of common stock were exercised at a reduced exercise price of $3.50 per share (reduced from exercises prices ranging from $4.00 to $15.00 per share) for aggregate gross proceeds of $212,898. The Company recognized a warrant modification charge of $23,448 during the three months ended March 31, 3016, which represents the incremental value of the modified warrants as compared to the original warrants, both valued as of the respective modification dates.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Warrants

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following assumptions:

	For The Three Months Ended
	March 31,
	2016	2015
Risk free interest rate	0.44% - 1.47%	1.22% - 1.61%
Expected term (years)	0.67 - 5.00	5.00
Expected volatility	124%	122%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the warrants granted during the three months ended March 31, 2016 and 2015 was approximately $0.89 and $3.20 per share, respectively.

During the three months ended March 31, 2016, the Company reduced the exercise price of previously outstanding warrants to purchase an aggregate of 470,085 shares of common stock from an exercise price of $15.00 per share to a new exercise price of $4.00 per share and recognized $5,038 of incremental expense related to the modification of the warrants which is reflected in warrant modification expense in the unaudited condensed consolidated statements of operations.

The Company recorded no stock–based compensation expense during the three months ended March 31, 2016 and 2015 related to stock warrants issued as compensation. As of March 31, 2016, there was no unrecognized stock-based compensation expense related to stock warrants.

A summary of the warrant activity during the three months ended March 31, 2016 is presented below:

				Weighted
		Weighted		Average
		Average		Remaining	Aggregate
	Number of	Exercise		Life	Intrinsic
	Warrants	Price		In Years	Value
Outstanding, January 1, 2016	1,066,930	$7.56	[1]
Compensatory grants	-	-
Investor grants	1,268,937	4.81
Exercised	(60,831)	3.50
Forfeited	-	-
Outstanding, March 31, 2016	2,275,036	$5.85	[1]	3.7	$153,318

Exercisable, March 31, 2016	2,240,036	$5.85		3.7	$153,318

[1]	Excludes the impact of a warrant to purchase 35,000 shares of common stock that has an exercise price which is the greater of $30.00 per share or the fair market value of the common stock on the date certain performance criteria are met. Exercisability is subject to satisfaction of certain performance criteria which did not occur during the three months ended March 31, 2016.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options

The following table presents information related to stock option expense:

				Weighted
				Average
				Remaining
	For the Three Months Ended		Unrecognized at	Amortization
	March 31,		March 31,	Period
	2016	2015	2016	(Years)

Consulting	$104,098	$96,803	$704,231	2.1
Research and development	107,183	128,432	686,464	2.0
General and administrative	149,713	69,285	893,287	2.0

	$360,994	$294,520	$2,283,982	2.0

Compensatory Common Stock Issuances

The following table presents information related to compensatory common stock expense:

	For The Three Months Ended		Unrecognized at
	March 31,		March 31,
	2016	2015	2016

Consulting	$50,624	$67,800	$-
Research and development	-	8,847	-

	$50,624	$76,647	$-

Note 8 - Subsequent Events

Common Stock and Warrant Offerings

Subsequent to March 31, 2016, the Company issued an aggregate of 56,250 shares of common stock at a price of $4.00 per share to investors for aggregate gross proceeds of $225,000. In connection with the purchases, the Company issued five-year warrants to purchase an aggregate of 56,250 shares of common stock at an exercise price of $5.00 per share.

Short Term Advances

Subsequent to March 31, 2016, the Company repaid an aggregate of $28,500 of non-interest bearing advances from a director of the Company and an officer of the Company.

Notes Payable

On April 27, 2016, the Company issued a one-year note payable in the principal amount of $90,000. The note bears interest at a rate of 10% per annum, payable at maturity. The note will become due immediately if, prior to maturity, the Company receives net proceeds of $10,000,000 from a single equity or debt financing. In connection with the note issuance, the Company issued a five-year warrant to purchase 10,000 shares of common stock at an exercise price of $4.00 per share to the lender.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 - Subsequent Events – Continued

Notes Payable – Continued

On April 27, 2016, the Company issued a convertible note in the principal amount of $65,000 which bears interest at a rate of 10% per annum payable on maturity. The convertible note is payable as follows: (i) $25,000 of the principal and the respective accrued interest on such principal is payable six months from the issuance date (the “First Maturity Date”), (ii) $20,000 of principal and the respective accrued interest on such principal is payable two weeks following the First Maturity Date, and (iii) $20,000 of principal and the respective accrued interest on such principal is payable one month following the First Maturity Date. Each tranche of principal and the respective accrued interest on such principal is convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to each maturity date and ending on the day immediately prior to each maturity date at a conversion price equal to the greater of (a) 60% of the fair value of the Company’s stock or (b) $2.00 per share. In the event that the Company elects to effect a conversion, then, during the five day period following the conversion, the holder shall have the right to convert the then outstanding principal amount of the convertible note, together with accrued and unpaid interest thereon, into shares of the Company’s common stock at a conversion price equal to the conversion price in the Company-effected conversion. In connection with the note issuance, the Company issued a five-year warrant to purchase 7,500 shares of common stock at an exercise price of $4.00 per share to the lender.

Subsequent to March 31, 2016, the Company extended the maturity date of a note payable in the principal amount of $163,000 from March 25, 2016 to April 15, 2016. In connection with the extension, the Company paid the lender an aggregate of $20,000, of which, $15,000 was repayment of the principal balance and $5,000 was a fee related to the extension. The Company and the lender agreed to further extend the note, with a remaining principal balance of $148,000, from a maturity date of April 15, 2016 to June 14, 2016. In connection with the extension, the Company issued the lender 6,000 shares of common stock.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of BioRestorative Therapies, Inc. (together with its subsidiaries, "BRT") for the three months ended March 31, 2016 and 2015 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to BRT. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016.

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

This Quarterly Report on Form 10-Q includes references to our federally registered trademarks, BioRestorative Therapies, brtxDISC, ThermoStem and Stem Pearls. This Quarterly Report on Form 10-Q may also include references to trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q appear without the ®, SM or ™ symbols, and copyrighted content appears without the use of the symbol ©, but the absence of use of these symbols does not reflect upon the validity or enforceability of the intellectual property owned by us or third parties.

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

We are developing a patented curved needle device that is a needle system to allow access to difficult to locate regions for the delivery or removal of fluids and other substances. We also offer stem cell derived cosmetic and skin care products.

Our offices are located in Melville, New York where we have established a laboratory facility in order to increase our capabilities for the further development of possible cellular-based treatments, products and protocols, stem cell-related intellectual property and translational research applications.

As of March 31, 2016, our accumulated deficit was $35,819,834, our stockholders’ deficiency was $3,540,610 and our working capital deficiency was $5,205,946. We have historically only generated a modest amount of revenue, our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

Based upon our working capital deficiency as of March 31, 2016 and our forecast for continued operating losses, we require equity and/or debt financing to continue our operations. As of March 31, 2016, our outstanding debt of $1,381,583, together with interest at rates ranging between 0% and 15% per annum, was due on various dates through February 2017. Subsequent to March 31, 2016 and through May 11, 2016, we have received aggregate equity financing (including proceeds from the exercise of common stock purchase warrants) and debt financing of $225,000 and $155,000, respectively, the due date for the repayment of $148,000 of debt has been extended through June 2016, and $15,000 of debt has been repaid. Giving effect to the above actions, we currently have notes payable aggregating $346,518 which are past due. Based upon our working capital deficiency and outstanding debt, we expect that we will have the cash required to fund our operations through June 2016. We anticipate that we will require between $7,500,000 and $8,500,000 in financing to commence and complete a Phase 2 clinical trial with regard to our Disc/Spine Program. We anticipate that we will require between $20,000,000 and $30,000,000 in further additional funding to complete our clinical trials with regard to our Disc/Spine Program. We will also require a substantial amount of additional funding if we determine to establish a manufacturing operation with regard to our Disc/Spine Program (as opposed to utilizing a third party manufacturer) and to implement our other programs discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016, including our metabolic ThermoStem Program. No assurance can be given that the anticipated amounts of required funding are correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise.

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

Consolidated Results of Operations

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively:

	For The Three Months Ended,
	March 31,
	2016	2015

Revenues	$9,125	$184,902

Cost of sales	10	76,432

Gross Profit	9,115	108,470

Operating Expenses
Marketing and promotion	22,517	44,937
Consulting	284,807	365,069
Research and development	866,044	406,856
General and administrative	902,881	917,574

Total Operating Expenses	2,076,249	1,734,436

Loss From Operations	(2,067,134)	(1,625,966)

Other Expense
Interest expense	(42,840)	(64,640)
Amortization of debt discount	(337,021)	(69,515)
Loss on extinguishment of notes payable, net	(11,847)	-
Warrant modification expense	(28,486)	-

Total Other Expense	(420,194)	(134,155)

Net Loss	$(2,487,328)	$(1,760,121)

Revenues

For the three months ended March 31, 2016, we generated $9,000 of royalty revenue in connection with our sublicense agreement and $125 of sales of Stem Pearls skincare products. For the three months ended March 31, 2015, we generated $180,702 of revenues through the services provided pursuant to our research and development agreements, $4,000 of royalty revenue in connection with our sublicense agreement and $200 of sales of Stem Pearls skincare products. The decrease in our revenues for the three months ended March 31, 2016 versus 2015 was due to the completion of our obligations under our research and development agreements as of December 31, 2015 and as of the date of this filing, there were no new research and development agreements.

Cost of sales

For the three months ended March 31, 2016, cost of sales was $10 as compared to $76,432 for 2015. For the three months ended March 31, 2016, cost of sales consisted of the costs of the underlying Stem Pearls skincare products. For the three months ended March 31, 2015, cost of sales consisted primarily of the portion of employee salary expense, consultant fees, and laboratory supplies expense related to our research and development agreements. The decrease in our cost of sales for the three months ended March 31, 2016 versus 2015 was due to the completion of our obligations under our research and development agreements as of December 31, 2015.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the three months ended March 31, 2016, marketing and promotion expenses decreased by $22,420, or 50%, from $44,937 to $22,517 as compared to the three months ended March 31, 2015. The decrease is primarily due to reduced travel costs of approximately $27,000 associated with reduced travel activity during the three months ended March 31, 2016.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended March 31, 2016, consulting expenses decreased $80,262, or 22%, from $365,069 to $284,807, as compared to the three months ended March 31, 2015. The decrease is due to an approximately $100,000 decrease in consulting fees related to certain consultants no longer providing services during 2016, partially offset by an approximately $15,000 increase in cash compensation to our directors due to the recent election of two additional directors.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Chief Executive Officer (in part); (b) our Vice President of Research and Development; (c) our Scientific Advisory Board members; (d) our President, Disc/Spine Division; and (e) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended March 31, 2016, research and development expenses increased by $459,188, or 113%, from $406,856 to $866,044, as compared to the three months ended March 31, 2015. The increase is primarily related to an approximately $262,000 increase in costs to a third party laboratory associated with our disc/spine initiative, an approximately $197,000 increase in payroll due to increased headcount, the accrual of potential 2016 performance bonuses and cash compensation to our President, Disc/Spine Division related to the timing of his hire midway through the three months ended March 31, 2015.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of (a) our Chief Executive Officer attributable to research and development; (b) our Vice President of Research and Development; (c) our President, Disc/Spine Division; and (d) our laboratory staff) as well as corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the three months ended March 31, 2016, general and administrative expenses decreased by $14,693, or 2%, from $917,574 to $902,881, as compared to the three months ended March 31, 2015.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the three months ended March 31, 2016, interest expense decreased $21,800, or 34%, as compared to the three months ended March 31, 2015. The decrease was due to a reduction in interest-bearing short-term borrowings as compared to the three months ended March 31, 2015.

Amortization of debt discount

For the three months ended March 31, 2016, amortization of debt discount increased $267,506, or 385%, as compared to the three months ended March 31, 2015. The increase was primarily due to the recognition of expense related to the beneficial conversion features of convertible notes and the timing of the recognition of the debt discount expense.

Loss on extinguishment of notes payable

For the three months ended March 31, 2016, we recorded a loss on extinguishment of notes payable of $11,847, which is associated with an investors’ exchange of debt into equity securities. No such loss was incurred during the three months ended March, 31 2015.

Warrant modification expense

During the three months ended March 31, 2016, we recorded expense related to the modification of the exercise prices of certain outstanding warrants of $28,486. No such expense was incurred during the three months ended March, 31 2015.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	March 31,	December 31,
	2016	2015
	(unaudited)

Cash	$353,095	$166,555

Working Capital Deficiency	$(5,205,946)	$(5,323,179)

Notes Payable (Gross)	$1,381,583	$1,470,083

Availability of Additional Funds

Based upon our working capital deficiency and stockholders’ deficiency of $5,205,946 and $3,540,610, respectively, as of March 31, 2016, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

As of March 31, 2016, our outstanding debt of $1,381,583, together with interest at rates ranging between 0% and 15% per annum, was due on various dates through February 2017. Subsequent to March 31, 2016 and through May 13, 2016, we have received aggregate equity financing (including proceeds from the exercise of common stock purchase warrants) and debt financing of $225,000 and $155,000, respectively, the due date for the repayment of $148,000 of debt has been extended through June 2016, and $15,000 of debt has been repaid. Giving effect to the above actions, we currently have notes payable aggregating $346,518 which are past due. As of the date of filing, our outstanding debt was as follows:

Principal
Maturity Date	Amount

Past Due	$346,518
QE 6/30/16	203,000
QE 9/30/16	105,000
QE 12/31/16	527,063
QE 3/31/17	250,000
QE 6/30/17	90,000

$1,521,581

Based upon our working capital deficiency, outstanding debt and forecast for continued operating losses we expect that we will have the cash required to fund our operations through June 2016. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes). Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

During the three months ended March 31, 2016 and 2015, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the three months ended March 31, 2016 and 2015 in the amounts of $1,717,835 and $674,778, respectively. The net cash used in operating activities for the three months ended March 31, 2016 was primarily due to cash used to fund a net loss of $2,487,328, adjusted for non-cash expenses in the aggregate amount of $854,280, plus $84,787 of cash used by changes in the levels of operating assets and liabilities, primarily as a result of decrease in accounts payable, partially offset by a decrease in accounts receivables plus an increase accrued interest, expenses and other current liabilities. The net cash used in operating activities for the three months ended March 31, 2015 was primarily due to cash used to fund a net loss of $1,760,121, adjusted for non-cash expenses in the aggregate amount of $480,295, partially offset by $605,048 of cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable plus accrued expenses and other liabilities, due to cash constraints during the period.

Net Cash Used in Investing Activities

During the three months ended March 31, 2016, net cash used in investing activities was $89,865, due to cash used for the purchase of furniture, computer equipment and medical equipment. During the three months ended March 31, 2015, $92,169 of cash was used to purchase laboratory equipment and $75,000 of cash was used to retain the exclusivity of our disc/spine program.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2016 and 2015 was $1,994,240 and $896,015, respectively. During the three months ended March 31, 2016, $162,970 of net proceeds were from debt financings and other borrowings and $1,618,372 of proceeds were from equity financings (including proceeds received in connection with the exercise of common stock purchase warrants). During the three months ended March 31, 2015, $801,000 of proceeds were from equity financings and $95,015 of proceeds, net of repayments, were from debt financings and other borrowings.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 30, 2016. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Off-Balance Sheet Arrangements

None.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our unaudited condensed consolidated financial statements in conformity with United States generally accepted accounting principles.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not applicable. See, however, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2016, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2014, Quarterly Reports on Form 10-Q for the periods ended March 31, 2015, June 30, 2015 and September 30, 2015, and Current Reports on Form 8-K filed with the Securities and Exchange Commission and press releases made by us), and we were available to answer questions from prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficit.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price		Term (Years)		Purchaser(s)		Consideration (1)
1/4/16 - 2/11/16	60,831	-	$-		-			(2)	$212,898	(3)
1/20/16	753	-	$-		-			(4)	$2,333	(5)
1/25/16 - 3/18/16	404,593	1,248,937	$4.50 - $5.00	(6)	0.7 - 5.0	(7)		(2)	$1,618,372
1/26/16 - 2/18/16	52,457	-	$-		-			(2)	$157,370	(8)
2/16/16 - 2/19/16	22,500	-	$-		-			(4)	$50,624
3/7/16	78,955	-	$-		-			(2)	$177,649	(9)

(1)	The value of the non-cash consideration was estimated to be the fair value of our restricted common stock. Since our shares are thinly traded in the open market, the fair value of our equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares.
(2)	Accredited investor.
(3)	Issued in connection with warrant exercises.
(4)	Consultant
(5)	Issued in consideration of consulting services
(6)	Warrants to purchase an aggregate 804,493 and 444,444 have exercise prices of $5.00 and $4.50, respectively.
(7)	Warrants to purchase an aggregate 444,444, 400,000 and 404,493 have terms of 0.7, 1.0 and 5.0 years, respectively.
(8)	Issued in connection with the conversion of convertible notes payable.
(9)	Issued in connection with the exchange of convertible notes payable.

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

Date: May 13, 2016	BIORESTORATIVE THERAPIES, INC.

	By:	/s/ Mark Weinreb
Mark Weinreb
Chief Executive Officer
(Principal Executive and Financial Officer)

