Form 10-Q
period 2016-06-30
BioRestorative Therapies, Inc.
filed 2016-08-15
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [  ] No [X]

As of August 12, 2016, there were 4,283,635 shares of the issuer’s common stock outstanding.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current Assets:
Cash	$516,190	$166,555
Accounts receivable	16,000	93,375
Prepaid expenses and other current assets	14,022	29,348
Total Current Assets	546,212	289,278
Property and equipment, net	602,388	643,087
Intangible assets, net	1,001,293	1,038,741
Security deposit	45,900	45,900
Total Assets	$2,195,793	$2,017,006
Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable	$2,069,680	$2,549,042
Accrued expenses and other current liabilities	2,242,294	2,046,795
Accrued interest	65,891	6,823
Current portion of notes payable, net of debt discount of $42,300 and $150,286 at June 30, 2016 and December 31, 2015, respectively	1,320,265	1,009,797
Total Current Liabilities	5,698,130	5,612,457
Accrued interest, non-current portion	3,195	11,011
Notes payable, non-current portion, net of debt discount of $55,659 and $7,999 at June 30, 2016 and December 31, 2015, respectively	499,341	302,001
Total Liabilities	6,200,666	5,925,469
Commitments and contingencies
Stockholders’ Deficiency:
Preferred stock, $0.01 par value;
Authorized, 5,000,000 shares; none issued and outstanding at June 30, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value;
Authorized, 30,000,000 shares;
Issued 4,179,998 and 3,338,661 shares at June 30, 2016 and December 31, 2015, respectively;
Outstanding 4,144,566 and 3,310,729 shares at June 30, 2016 and December 31, 2015, respectively	4,180	3,339
Additional paid-in capital	34,109,071	29,443,704
Accumulated deficit	(38,069,249)	(33,323,506)
Treasury stock, at cost, 35,432 and 27,932 shares at June 30, 2016 and December 31, 2015, respectively	(48,875)	(32,000)
Total Stockholders’ Deficiency	(4,004,873)	(3,908,463)
Total Liabilities and Stockholders’ Deficiency	$2,195,793	$2,017,006

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$16,155	$148,764	$25,280	$333,666

Cost of sales	71	74,645	81	151,077

Gross Profit	16,084	74,119	25,199	182,589

Operating Expenses
Marketing and promotion	18,178	49,091	40,695	94,028
Consulting	550,006	138,991	834,813	504,060
Research and development	608,688	452,488	1,474,732	859,344
General and administrative	982,358	696,353	1,885,239	1,613,927

Total Operating Expenses	2,159,230	1,336,923	4,235,479	3,071,359

Loss From Operations	(2,143,146)	(1,262,804)	(4,210,280)	(2,888,770)

Other Expense
Interest expense	(45,008)	(60,096)	(87,848)	(124,736)
Amortization of debt discount	(65,448)	(71,369)	(402,469)	(140,884)
Loss on extinguishment of notes payable, net	(4,813)	(26,029)	(16,660)	(26,029)
Warrant modification expense	-	-	(28,486)	-

Total Other Expense	(115,269)	(157,494)	(535,463)	(291,649)

Net Loss	$(2,258,415)	$(1,420,298)	$(4,745,743)	$(3,180,419)

Net Loss Per Share - Basic and Diluted	$(0.56)	$(0.64)	$(1.26)	$(1.60)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	4,006,617	2,227,400	3,776,207	1,993,544

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficiency

For the Six Months Ended June 30, 2016

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance - December 31, 2015	3,338,661	$3,339	$29,443,704	$(33,323,506)	(27,932)	$(32,000)	$(3,908,463)

Shares and warrants issued for cash	558,343	558	2,232,814	-	-	-	2,233,372

Exercise of warrants for purchase of common stock	60,831	61	212,837	-	-	-	212,898

Conversion of notes payable and accrued interest into common stock	76,674	77	215,081	-	-	-	215,158

Shares issued in satisfaction of accrued services	13,208	13	27,540	-	-	-	27,553

Shares and warrants issued as debt discount in connection with notes payable	6,000	6	129,607	-	-	-	129,613

Shares and warrants issued in exchange of notes payable and accrued interest	102,880	103	231,377	-	-	-	231,480

Warrant modifications	-	-	28,486	-	-	-	28,486

Beneficial conversion features related to convertible notes payable	-	-	215,446	-	-	-	215,446

Stock-based compensation:
- common stock	23,401	23	53,935	-	-	-	53,958
- options	-	-	1,318,244	-	-	-	1,318,244

Return of shares to treasury	-	-	-	-	(7,500)	(16,875)	(16,875)

Net loss	-	-	-	(4,745,743)	-	-	(4,745,743)

Balance - June 30, 2016	4,179,998	$4,180	$34,109,071	$(38,069,249)	(35,432)	$(48,875)	$(4,004,873)

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(4,745,743)	$(3,180,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	402,469	140,884
Accretion of interest expense	2,916	6,012
Depreciation and amortization	127,182	89,452
Stock-based compensation	1,355,327	583,673
Loss on extinguishment of note payables, net	16,660	26,029
Warrant modification expense	28,486	10,000
Changes in operating assets and liabilities:
Accounts receivable	77,375	(50,982)
Prepaid expenses and other current assets	15,326	(14,032)
Accounts payable	(377,197)	313,352
Accrued interest, expenses and other current liabilities	361,794	641,873
Deferred revenues	-	(50,231)
Total Adjustments	2,010,338	1,696,030
Net Cash Used In Operating Activities	(2,735,405)	(1,484,389)
Cash Flows From Investing Activities
Purchases of property and equipment	(151,200)	(151,914)
License maintenance costs	-	(75,000)
Net Cash Used In Investing Activities	(151,200)	(226,914)
Cash Flows From Financing Activities
Deferred offering costs	-	(8,050)
Proceeds from notes payable	980,000	515,000
Repayments of notes payable	(118,500)	-
Advances from an officer	89,045	274,085
Repayments of advances from an officer and a director	(160,575)	(206,085)
Proceeds from exercise of warrants	212,898	-
Sales of common stock and warrants for cash	2,233,372	1,051,000
Net Cash Provided By Financing Activities	3,236,240	1,625,950
Net Increase (Decrease) In Cash	349,635	(85,353)
Cash - Beginning	166,555	91,798
Cash - Ending	$516,190	$6,445

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows — Continued

(unaudited)

	For The Six Months Ended June 30,
	2016	2015
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$15,000	$46,161

Non-cash investing and financing activities:
Warrant modification in connection with extension or exchanges of notes payable	$-	$5,900
Shares and warrants issued in connection with issuance or extension of notes payable	$129,613	$54,415
Shares and warrants issued in exchange for notes payable and accrued interest	$231,480	$5,116,036
Conversion of notes payable and accrued interest into common stock	$215,158	$170,065
Shares issued in satisfaction of accrued consulting and director services	$27,553	$8,481
Beneficial conversion features set up as debt discount	$215,446	$10,690
Accrued liabilities associated with purchases of property and equipment	$-	$109,487
Accrued deferred offering costs	$-	$144,117
Shares and warrants issued in connection with settlement agreement	$-	$152,000
Indebtness satisfied via legal settlement	$-	$5,000

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Business Organization, Nature of Operations and Basis of Presentation

BioRestorative Therapies, Inc. has two wholly-owned subsidiaries, Stem Pearls, LLC (“Stem Pearls”) and Stem Cell Cayman Ltd. (“Cayman”), which was formed in the Cayman Islands (collectively, “BRT” or the “Company”). BRT develops therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells. BRT’s website is at www.biorestorative.com. BRT is currently developing a Disc/Spine Program referred to as “brtxDISC”. Its lead cell therapy candidate, BRTX-100, is a product formulated from autologous (or a person’s own) cultured mesenchymal stem cells collected from the patient’s bone marrow. The product is intended to be used for the non-surgical treatment of protruding and bulging lumbar discs in patients suffering from chronic lumbar disc disease. BRT is also engaging in research efforts with respect to a platform technology utilizing brown adipose (fat) for therapeutic purposes to treat metabolic disease and has labeled this initiative its “ThermoStem Program.” Through the program, BRT is developing an allogeneic cell-based therapy to target type 2 diabetes, obesity and other metabolic disorders using brown adipose (fat) derived stem cells to generate brown adipose tissue (“BAT”). BAT is intended to mimic naturally occurring brown adipose depots that regulate metabolic homeostasis in humans. Further, BRT is developing a patented curved needle device that is a needle system to allow access to difficult to locate regions for the delivery or removal of fluids and other substances. BRT’s Stem Pearls brand offers plant stem cell-based cosmetic skincare products that are available for purchase online at www.stempearls.com.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full year ending December 31, 2016 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2015 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 30, 2016.

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

Note 2 – Going Concern and Management’s Plans

As of June 30, 2016, the Company had a working capital deficiency and a stockholders’ deficiency of $5,151,918 and $4,004,873, respectively. During the three and six months ended June 30, 2016, the Company incurred net losses of $2,258,415 and $4,745,743, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Going Concern and Management’s Plans – Continued

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate the continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Subsequent to June 30, 2016, we have received aggregate equity and debt financing of $340,000 and $300,000, respectively, debt and accrued interest of $288,000 and $14,954, respectively, has been repaid and debt and accrued interest of $55,000 and $3,195, respectively, has been converted into common stock. As a result, the Company expects to have the cash required to fund its operations through September 2016. While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital. As of the filing date of this report, the Company has notes payable with an aggregate principal balance of $157,500 which are past due. The Company is currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. However, there can be no assurance that the Company will be successful in extending or converting these notes. See Note 8 – Subsequent Events for additional details.

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

Revenue Recognition

Research and Development Agreements

During the three and six months ended June 30, 2016, the Company recognized no revenue related to research and development agreements. During the three and six months ended June 30, 2015, the Company recognized revenue related to research and development agreements of $146,764 and $327,466, respectively.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies – Continued

Revenue Recognition – Continued

Other

During the three and six months ended June 30, 2016, the Company recognized $16,000 and $25,000, respectively, of revenue related to the Company’s sublicense agreement. During the three and six months ended June 30, 2015, the Company has recognized $2,000 and $6,000 respectively, of revenue related to the Company’s sublicense agreement.

During the three and six months ended June 30, 2016, the Company recognized revenue related to sales of Stem Pearls skincare products of $155 and $280, respectively. During the three and six months ended June 30, 2015, the Company recognized revenue related to sales of Stem Pearls® skincare products of $0 and $200, respectively.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2016	2015
Options	2,160,950	789,200
Warrants	2,486,286	728,850
Convertible notes	90,297	65,719
Total potentially dilutive shares	4,737,533	1,583,769

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

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies – Continued

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating ASU 2016-09 and its impact on its consolidated financial statements or disclosures.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). The amendments in this update clarify the following two aspects to Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The entity first identifies the promised goods or services in the contract and reduces the cost and complexity. An entity evaluates whether promised goods and services are distinct. Topic 606 includes implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The Company is currently evaluating ASU 2016-10 and its impact on its consolidated financial statements or disclosures.

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	June 30, 2016	December 31, 2015
	(unaudited)

Credit card payable	$2,500	$3,171
Accrued payroll	1,098,538	1,010,633
Advances from related parties	15,500	87,030
Accrued research and development expenses	512,201	446,175
Accrued general and administrative expenses	571,250	456,182
Deferred rent	42,303	43,604
Total	$2,242,292	$2,046,795

During the six months ended June 30, 2016, the Company received an aggregate of $89,045 in non-interest bearing advances from an officer of the Company and made aggregate repayments of $160,575 to an officer and a director of the Company. During the six months ended June 30, 2015, the Company received an aggregate of $274,085 in non-interest bearing advances from an officer of the Company and a family member of an officer of the Company and made aggregate repayments of $206,085.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable

A summary of the notes payable activity during the six months ended June 30, 2016 is presented below:

	Related
	Party	Convertible		Other	Debt
	Notes	Notes		Notes	Discount	Total

Outstanding, December 31, 2015	$150,000	$420,000	[1]	$900,083	$(158,285)	$1,311,798
Issuance	500,000	140,000		340,000	-	980,000
Exchanges to equity	-	(160,000)		(49,018)	-	(209,018)
Conversion to equity	-	(205,000)		-	-	(205,000)
Repayments	-	-		(118,500)	-	(118,500)
Recognition of debt discount	-	-		-	(345,059)	(345,059)
Amortization of debt discount	-	-		-	402,469	402,469
Accretion of interest expense	-	-		-	2,916	2,916
Outstanding, June 30, 2016	$650,000	$195,000	[1]	$1,072,565	$(97,959)	$1,819,606

[1]	As of June 30, 2016 and December 31, 2015, convertible notes with an aggregate principal balance of $195,000 and $420,000, respectively, were convertible into shares of common stock at the election of the Company near maturity. In the event the Company exercised or exercises that conversion right on a designated portion of such principal balance, the holder had or has the right to accelerate the conversion of up to $145,000 and $197,500, respectively, of principal into shares of common stock.

Related Parties Notes

As of June 30, 2016, a lender holding a note payable in the principal amount of $150,000 is a related party as a result of having more than 5% beneficial ownership interest in the Company's common stock.

On June 30, 2016, the Company borrowed $500,000 from Tuxis Trust (the “Trust”). A director and principal shareholder of the Company serves as a trustee of the Trust, which was established for the benefit of his immediate family. The promissory note evidencing the loan provides for the payment of the principal amount, together with interest at the rate of 10% per annum, on July 1, 2017. In the event that, prior to maturity, the Company receives net proceeds of $10,000,000 from a single equity or debt financing (as opposed to a series of related or unrelated financings), the Trust has the right to require that the Company prepay the amount due under the note (subject to the consent of the party that provided the particular financing). In consideration of the loan, the Company issued to the Trust a five-year immediately vested warrant for the purchase of 40,000 shares of common stock of the Company at an exercise price of $4.00 per share. The $55,659 relative fair value of the warrant has been recorded as debt discount and will be amortized over the term of the note.

Convertible Notes

Issuances

On March 7, 2016, the Company issued a convertible note with a principal amount of $75,000 which bears interest at a rate of 10% per annum payable upon maturity. The convertible note is payable as follows: (i) $25,000 of principal and the respective accrued interest on such principal is payable six months from the issuance date (the “March Note First Maturity Date”), (ii) $25,000 of principal and the respective accrued interest on such principal is payable two weeks following the March Note First Maturity Date, and (iii) $25,000 of principal and the respective accrued interest on such principal is payable one month following the March Note First Maturity Date. Each payment of principal and the respective accrued interest is convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to maturity and ending on the day immediately prior to maturity at a conversion price equal to the greater of (a) 62% of the fair market value of the Company’s stock or (b) $2.00 per share. Should the Company elect to convert any of the note principal and respective accrued interest, the holder will have the right to accelerate the conversion of the remaining outstanding principal and accrued interest of the note at the same conversion price. The Company will recognize the beneficial conversion feature of the note as debt discount at the time the contingently adjustable conversion ratio is resolved.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable – Continued

Convertible Notes - Continued

Issuances

On April 27, 2016, the Company issued a convertible note with a principal amount of $65,000 which bears interest at a rate of 10% per annum payable upon maturity. The convertible note is payable as follows: (i) $25,000 of principal and the respective accrued interest on such principal is payable six months from the issuance date (the “April Note First Maturity Date”) , (ii) $20,000 of principal and the respective accrued interest on such principal is payable two weeks following the April Note First Maturity Date, and (iii) $20,000 of principal and the respective accrued interest on such principal is payable one month following the April Note First Maturity Date. Each payment of principal and the respective accrued interest is convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to maturity and ending on the day immediately prior to maturity at a conversion price equal to the greater of (a) 62% of the fair market value of the Company’s stock or (b) $2.00 per share. Should the Company elect to convert any of the note principal and respective accrued interest, the holder will have the right to accelerate the conversion of the remaining outstanding principal and accrued interest of the note at the same conversion price. In connection with the issuance of this convertible note, the Company issued a five-year, immediately vested warrant to purchase 7,500 shares of common stock at an exercise price of $4.00 per share. The Company will recognize the beneficial conversion feature of the note as debt discount at the time the contingently adjustable conversion ratio is resolved. The $12,741 relative fair value of the warrant has been recorded as debt discount and is being amortized over the term of the note.

Conversions, Exchanges and Other

During the six months ended June 30, 2016, the Company elected to convert certain convertible notes with an aggregate principal balance of $205,000 and aggregate accrued interest of $10,158 into an aggregate of 76,674 shares of common stock at conversion prices ranging from $2.30 to $3.00 per share.

During the six months ended June 30, 2016, the Company and certain lenders agreed to exchange certain convertible notes with an aggregate principal balance of $160,000, along with accrued and unpaid interest of $5,802, for an aggregate of 78,955 shares of common stock at a price of $2.10 per share. The common stock had an aggregate issuance date value of $177,649 and, as a result, the Company recorded a loss on extinguishment of $11,847.

During the six months ended June 30, 2016, the contingently adjustable conversion ratio associated with certain convertible notes was resolved and such notes became convertible during the period. The Company estimated the intrinsic value of the embedded conversion option based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the convertible note. During the three and six months ended June 30, 2016, the Company recognized $0 and $215,446, respectively, related to the beneficial conversion feature as debt discount which was immediately amortized. During the three and six months ended June 30, 2015, the Company recognized $0 and $10,690, respectively, of intrinsic value related to the beneficial conversion feature as debt discount which was amortized immediately.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable – Continued

Other Notes

Issuances

On February 18, 2016, the Company issued a one-year note payable with a principal amount of $250,000 which bears interest at a rate of 10% per annum payable upon maturity. In connection with the issuance of this promissory note, the Company issued a five-year, immediately vested warrant to purchase 20,000 shares of common stock at an exercise price of $4.00 per share. The $31,009 relative fair value of the warrant has been recorded as debt discount and is being amortized over the term of the note.

On April 27, 2016, the Company issued a one-year note payable with a principal amount of $90,000 which bears interest at a rate of 10% per annum payable upon maturity. In connection with the note issuance, the Company issued a five-year, immediately vested warrant to purchase 10,000 shares of common stock at an exercise price of $4.00 per share. The $16,704 relative fair value of the warrant has been recorded as debt discount and is being amortized over the term of the note.

Exchanges and Other

During the six months ended June 30, 2016, the Company and certain lenders agreed to exchange certain other notes with an aggregate principal balance of $49,018 for an aggregate of 23,925 shares of common stock at prices ranging from $1.25 to $2.45 per share. The common stock had an aggregate issuance date value of $53,831 and, as a result, the Company recorded a loss on extinguishment of $4,813.

During the six months ended June 30, 2016, the Company and a lender agreed to multiple extensions of the maturity date of a non-interest bearing note payable in the original principal amount of $244,000 from February 5, 2016 to July 15, 2016. In connection with the extensions, the Company (i) paid the lender an aggregate of $111,000 of which $96,000 was repayment of the principal balance and $15,000 was a fee related to the extension which is reflected within interest expense in the unaudited condensed consolidated statements of operations (ii) the lender received 6,000 shares of common stock with a fair value of $13,500 which was recorded as debt discount and amortized over the term of the extension and (iii) the Company and the lender agreed to exchange principal in the amount of $10,000 into 8,000 shares of common stock (included within the exchanges discussed above). As of June 30, 2016, the note has a remaining principal amount of $138,000. See Note 8 – Subsequent Events for additional details related to repayment of the note.

During the six months ended June 30, 2016 (excluding amounts repaid as discussed above), the Company repaid an aggregate principal amount of $22,500 of notes payable.

Note 6 – Commitments and Contingencies

Operating Lease

Rent expense amounted to $33,000 and $66,000 for the three and six months ended June 30, 2016, respectively. During the three and six months ended June 30, 2015, the Company recognized approximately $29,000 and $64,000, respectively, of rent expense.

Employment Agreements

During the six months ended June 30, 2016, the Company’s Compensation Committee and Board of Directors approved performance-based cash bonuses for the year ended December 31, 2016 for the Company’s officers and certain current employees in the aggregate amount of up to $407,000. The Company is accruing for bonus payments which are probable to be achieved over the service period.

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

Note 7 – Stockholders’ Deficiency

Common Stock and Warrant Offerings

During the six months ended June 30, 2016, the Company issued an aggregate of 558,343 shares of common stock and warrants to purchase an aggregate of 1,402,687 shares of common stock at exercise prices ranging from $4.50 to $5.00 per share to investors for aggregate gross proceeds of $2,233,372. Of the aggregate warrants issued, warrants to purchase 444,444, 400,000 and 558,243 shares of common stock had terms of 0.7, 1.0 and 5 years, respectively. The warrants had an aggregate grant date fair value of $1,395,408.

Warrant and Option Valuation

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at an annual rate ranging from 0% to 5% for options granted during the six months ended June 30, 2016 and 2015. The expected term used for warrants and options issued to non-employees is the contractual life and the expected term used for options issued to employees and directors is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. Since the Company’s stock has not been publicly traded for a sufficiently long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Warrant Exercises

During the six months ended June 30, 2016, warrants to purchase an aggregate of 60,831 shares of common stock were exercised at a reduced exercise price of $3.50 per share (reduced from exercises prices ranging from $4.00 to $15.00 per share) for aggregate gross proceeds of $212,898. The Company recognized a warrant modification charge of $23,448 during the six months ended June 30, 2016, which represents the incremental value of the modified warrants as compared to the original warrants, both valued as of the respective modification dates.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Warrants

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following assumptions:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Risk free interest rate	1.01% - 1.41%	1.32% - 1.71%	0.44% - 1.47%	1.22% - 1.71%
Expected term (years)	5.00	5.00	0.67 - 5.00	5.00
Expected volatility	126%	121% - 122%	124% - 126%	121% - 122%
Expected dividends	0.00%	0.00%	0.00%	0.00%

The weighted average estimated fair value of the warrants granted during the three and six months ended June 30, 2016 was approximately $1.02 and $1.76 per share, respectively. The weighted average estimated fair value of the warrants granted during the three and six months ended June 30, 2015 was $3.76 and $3.60 per share, respectively

During the six months ended June 30, 2016, the Company reduced the exercise price of previously outstanding warrants to purchase an aggregate of 12,916 shares of common stock from an exercise price of $15.00 per share to a new exercise price of $4.00 per share and recognized $5,038 of incremental expense related to the modification of the warrants which is reflected in warrant modification expense in the unaudited condensed consolidated statements of operations.

The Company recorded no stock–based compensation expense during the three and six months ended June 30, 2016 and 2015 related to stock warrants issued as compensation. As of June 30, 2016, there was no unrecognized stock-based compensation expense related to stock warrants.

A summary of the warrant activity during the six months ended June 30, 2016 is presented below:

				Weighted
		Weighted		Average
		Average		Remaining	Aggregate
	Number of	Exercise		Life	Intrinsic
	Warrants	Price		In Years	Value
Outstanding, January 1, 2016	1,066,930	$7.56	[1]
Issued	1,480,187	4.80
Exercised	(60,831)	3.50
Forfeited	-	-
Outstanding, June 30, 2016	2,486,286	$5.76	[1]	3.5	$-

Exercisable, June 30, 2016	2,451,286	$5.76		3.6	$-

[1]

Excludes the impact of a warrant to purchase 35,000 shares of common stock that has an exercise price which is the greater of $30.00 per share or the fair market value of the common stock on the date certain performance criteria are met. Exercisability is subject to satisfaction of certain performance criteria which did not occur during the six months ended June 30, 2016.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Risk free interest rate	1.17%	1.49%	1.17% - 1.53%	1.33% - 1.64%
Expected term (years)	5.50 - 6.00	6.00	5.50 - 6.00	5.00 - 6.00
Expected volatility	126%	121%	124% - 126%	121% - 122%
Expected dividends	0.00%	0.00%	0.00%	0.00%

The weighted average estimated fair value of the options granted during the three and six months ended June 30, 2016 was $3.24 and $3.25 per share, respectively. The weighted average estimated fair value of the options granted during the three and six months ended June 30, 2015 was $6.94 and $7.64 per share, respectively.

On June 10, 2016, the Company issued ten-year options to employees, directors and advisors to purchase an aggregate of 827,000 shares of common stock at an exercise price of $3.73 per share, pursuant to the Plan. The shares vest as follows: (i) 192,333 shares vest immediately, (ii) 384,667 shares vest ratably over two years on the issuance date anniversaries and (iii) 250,000 shares vest ratably over three years on the issuance date anniversaries. The options had an aggregate grant date value of $2,682,800.

The following table presents information related to stock option expense:

						Weighted
						Average
	For the Three Months Ended		For the Six Months Ended			Remaining Amortization
	June 30,		June 30,		Unrecognized at	Period
	2016	2015	2016	2015	June 30, 2016	(Years)

Consulting	$439,644	$21,427	$543,742	$118,230	$1,238,687	1.9
Research and development	75,156	104,720	182,339	233,152	1,200,154	2.4
General and administrative	442,450	63,859	592,163	133,144	1,484,879	1.9

	$957,250	$190,006	$1,318,244	$484,526	$3,923,720	2.1

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options – Continued

A summary of the stock option activity during the six months ended June 30, 2016 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2015	1,330,450	$10.11
Granted	842,000	3.73
Exercised	-	-
Forfeited	(11,500)	-
Outstanding, June 30, 2016	2,160,950	$7.61	8.7	$-

Exercisable, June 30, 2016	922,119	$10.61	8.0	$-

Compensatory Common Stock Issuances

The following table presents information related to compensatory common stock expense:

	For The Three Months Ended		For The Six Months Ended		Unrecognized at
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016

Consulting	$(13,541)	$22,500	$37,083	$90,300	$-
Research and development	-	-	-	8,847	-

	$(13,541)	$22,500	$37,083	$99,147	$-

Return of Shares to Treasury

On June 27, 2016, the Company and a consultant agreed that, due to the amount and nature of the services performed, the consultant would return 7,500 shares of common stock to the Company with a fair value of $16,875. Accordingly the Company recorded the treasury shares at cost with a stock-based compensation credit which is reflected within consulting expense in the unaudited condensed consolidated statements of operations.

Note 8 - Subsequent Events

Notes Payable

Subsequent to June 30, 2016, the Company issued six-month notes payable in the aggregate principal amount of $342,000 for cash consideration of $300,000. The notes bear interest at rates ranging from 0% to 10% per annum, payable at maturity. In connection with the issuances, the Company issued a note holder an immediately vested five-year warrant to purchase 8,000 shares of common stock at an exercise price of $4.00 per share.

Subsequent to June 30, 2016, the Company elected to convert certain convertible notes with an aggregate principal balance of $55,000 and aggregate accrued interest of $3,195 into an aggregate of 25,902 shares of common stock at a conversion price of $2.25 per share.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Subsequent Events – Continued

Notes Payable – Continued

Subsequent to June 30, 2016 the Company repaid aggregate principal and interest amounts of $288,000 and $14,954, respectively.

2010 Equity Participation Plan

On August 15, 2016, the Compensation Committee of the Board increased the number of shares authorized to be issued pursuant to the Company’s 2010 Equity Participation Plan from 2,250,000 to 4,250,000, subject to stockholder approval.

Common Stock and Warrant Offerings

Subsequent to June 30, 2016, the Company issued an aggregate of 89,167 shares of common stock and immediately vested five-year warrants to purchase an aggregate of 89,617 shares of common stock at exercise prices ranging from $4,00 to $5.00 per share to investors for aggregate gross proceeds of $340,000. In connection with the issuances, the Company reduced the exercise price of an aggregate of 31,250 warrants with original exercise prices ranging from $6.00 per share to $10,00 per share to an exercise price of $4,00 per share.

Stock-Based Compensation

Subsequent to June 30, 2016, the Company issued 24,000 shares of common stock to a consultant pursuant to a consulting agreement for services.

Short Term Advances

Subsequent to June 30, 2016, the Company received an aggregate of $30,015 in non-interest bearing advances from an officer of the Company and made aggregate repayments of $45,515 in non-interest bearing advances to an officer of the Company.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of BioRestorative Therapies, Inc. (together with its subsidiaries, “BRT”) for the three and six months ended June 30, 2016 and 2015 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to BRT. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016.

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

As of June 30, 2016, our accumulated deficit was $38,069,249, our stockholders’ deficiency was $4,004,873 and our working capital deficiency was $5,151,918. We have historically only generated a modest amount of revenue, our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus general and administrative costs and consulting expenses associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

Based upon our working capital deficiency as of June 30, 2016 and our forecast for continued operating losses, we require equity and/or debt financing to continue our operations. As of June 30, 2016, our outstanding debt of $1,917,565, together with interest at rates ranging between 0% and 15% per annum, was due on various dates through July 2017. Subsequent to June 30, 2016 and through August 12, 2016, we have received aggregate equity and debt financing of $340,000 and $300,000, respectively, debt and accrued interest of $288,000 and $14,954, respectively, has been repaid and debt and accrued interest of $55,000 and $3,195, respectively, has been converted into common stock. Giving effect to the above actions, we currently have notes payable aggregating $157,500 which are past due. As of August 12, 2016, the outstanding balance of our debt of $1,916,563, together with accrued interest, was due and payable between on demand and July 2017. Based upon our working capital deficiency and outstanding debt, we expect that we will have the cash required to fund our operations through September 2016. We anticipate that we will require between $7,500,000 and $8,500,000 in financing to commence and complete a Phase 2 clinical trial with regard to our Disc/Spine Program. We anticipate that we will require between $20,000,000 and $30,000,000 in further additional funding to complete our clinical trials with regard to our Disc/Spine Program. We will also require a substantial amount of additional funding if we determine to establish a manufacturing operation with regard to our Disc/Spine Program (as opposed to utilizing a third party manufacturer) and to implement our other programs discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016, including our metabolic ThermoStem Program. The anticipated amounts of required funding are based on management’s estimates, and additionally, there can be no assurance that we will be able to accomplish our goals within the timeframes projected or that we will be able to obtain any required financing on commercially reasonable terms or otherwise.

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

Consolidated Results of Operations

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended June 30, 2016 and 2015, respectively:

	For The Three Months Ended June 30,
	2016	2015
Revenues	$16,155	$148,764

Cost of sales	71	74,645

Gross Profit	16,084	74,119

Operating Expenses
Marketing and promotion	18,178	49,091
Consulting	550,006	138,991
Research and development	608,688	452,488
General and administrative	982,358	696,353

Total Operating Expenses	2,159,230	1,336,923

Loss From Operations	(2,143,146)	(1,262,804)

Other Expense
Interest expense	(45,008)	(60,096)
Amortization of debt discount	(65,448)	(71,369)
Loss on extinguishment of notes payable, net	(4,813)	(26,029)

Total Other Expense	(115,269)	(157,494)

Net Loss	$(2,258,415)	$(1,420,298)

Revenues

For the three months ended June 30, 2016, we generated $16,000 of royalty revenue in connection with our sublicense agreement and $155 of sales of Stem Pearls skincare products. For the three months ended June 30, 2015, we generated $146,764 of revenues through the services provided pursuant to our research and development agreements, plus $2,000 of royalty revenue in connection with our sublicense agreement. The decrease in our revenues for the three months ended June 30, 2016 versus 2015 was primarily due to the completion of our obligations under our research and development agreements as of December 31, 2015 and as of the date of this filing there were no new research and development agreements.

Cost of sales

For the three months ended June 30, 2016, cost of sales was $71 as compared to $74,645 for 2015. For the three months ended June 30 2016, cost of sales consisted of the costs of the underlying Stem Pearls skincare products sold. For the three months ended June 30, 2015, cost of sales consisted primarily of the portion of employee salary expense, consultant fees, and laboratory supplies expense related to servicing our research and development agreements. The decrease in our cost of sales for the three months ended June 30, 2016 versus 2015 was due to the completion of our obligations under our research and development agreements during 2015.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the three months ended June 30, 2016, marketing and promotion expenses decreased by $30,913, or 63%, to $18,178 as compared to $49,091 during the three months ended June 30, 2015. The decrease is primarily due to reduced travel activity and associated costs of approximately $19,000.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended June 30, 2016, consulting expenses increased $411,015, or 296%, to $550,006, as compared to $138,991 during the three months ended June 30, 2015. The increase is due to an approximately $382,000 increase in stock-based compensation expense related to options issued to directors and consultants during the three months ended June 30, 2016, partially offset by certain consultants not performing work in 2016.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Chief Executive Officer (in part in 2015); (b) our Vice President of Research and Development; (c) our Scientific Advisory Board members; (d) our President, Disc/Spine Division; and (e) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended June 30, 2016, research and development expenses increased by $156,200, or 35%, to $608,688, as compared to $452,488 during the three months ended June 30, 2015. The increase is primarily related to an approximately $127,000 increase in payroll due to increased headcount, an approximately $33,000 increase in payments to advisors, an approximately $27,000 increase in the purchase of laboratory supplies all partially offset by an approximately $30,000 decrease in non-cash compensation to employees and advisors and an approximately $17,000 decrease related to a reduction in our Chief Executive Officer’s research and development activities during the three months ended June 30, 2016.

We expect that our research and development expenses will continue to increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of (a) our Chief Executive Officer attributable to research and development in part in 2015; (b) our Vice President of Research and Development; (c) our President, Disc/Spine Division; and (d) our laboratory staff) as well as corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the three months ended June 30, 2016, general and administrative expenses increased by $286,005, or 41%, to $982,358 as compared to $696,353 during the three months ended June 30, 2015. The increase is primarily related to an increase of approximately $379,000 in non-cash compensation to employees and our Chief Executive Officer, partially offset by a decrease of approximately $118,000 in professional fees primarily related to a legal settlement and our aborted underwritten public offering in 2015.

We expect that our general and administrative expenses will continue to increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the three months ended June 30, 2016, interest expense decreased by $15,088, or 25%, to $45,008 as compared to $60,096 during the three months ended June 30, 2015. The decrease was due to a reduction in interest-bearing short-term borrowings as compared to the three months ended June 30, 2015.

Amortization of debt discount

For the three months ended June 30, 2016, amortization of debt discount decreased by $5,921, or 8%, to $65,448 as compared to $71,369 during the three months ended June 30, 2015. The decrease was primarily due to the timing of recognition of expense related to the beneficial conversion features of convertible notes and the recognition of the debt discount expense.

Loss on extinguishment of notes payable

For the three months ended June 30, 2016, loss on extinguishment of notes payable decreased by $21,216, or 82%, to $4,813 as compared to $26,029 during the three months ended June 30, 2015. The decrease was primarily due to a reduction in the value of investors’ debt exchanged into equity securities.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

The following table presents selected items in our unaudited condensed consolidated statements of operations for the six months ended June 30, 2016 and 2015, respectively:

	For The Six Months Ended, June 30,
	2016	2015
Revenues	$25,280	$333,666

Cost of sales	81	151,077

Gross Profit	25,199	182,589

Operating Expenses
Marketing and promotion	40,695	94,028
Consulting	834,813	504,060
Research and development	1,474,732	859,344
General and administrative	1,885,239	1,613,927

Total Operating Expenses	4,235,479	3,071,359

Loss From Operations	(4,210,280)	(2,888,770)
Other Expense
Interest expense	(87,848)	(124,736)
Amortization of debt discount	(402,469)	(140,884)
Loss on extinguishment of notes payable, net	(16,660)	(26,029)
Warrant modification expense	(28,486)	-

Total Other Expense	(535,463)	(291,649)

Net Loss	$(4,745,743)	$(3,180,419)

Revenues

For the six months ended June 30, 2016, we generated $25,000 of royalty revenue in connection with our sublicense agreement and $280 of sales of Stem Pearls skincare products. For the six months ended June 30, 2015, we generated $327,466 of revenues through the services provided pursuant to our research and development agreements, $6,000 of royalty revenue in connection with our sublicense agreement and $200 from sales of Stem Pearls® skincare products. The decrease in our revenues for the six months ended June 30, 2016 versus 2015 was due to the completion of our obligations under our research and development agreements as of December 31, 2015 and as of the date of this filing there were no new research and development agreements.

Cost of sales

For the six months ended June 30, 2016, cost of sales was $81 as compared to $151,077 for 2015. For the six months ended June 30 2016, cost of sales consisted of the costs of the underlying Stem Pearls skincare products. For the six months ended June 30, 2015, cost of sales consisted primarily of the portion of employee salary expense, consultant fees, and laboratory supplies expense related to our research and development agreements. The decrease in our cost of sales for the six months ended June 30, 2016 versus 2015 was due to the completion of our obligations under our research and development agreements during 2015.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the six months ended June 30, 2016, marketing and promotion expenses decreased by $53,333, or 57%, to $40,695 as compared to $94,028 during the six months ended June 30, 2015. The decrease is primarily due to reduced travel activity and associated costs of approximately $46,000.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the six months ended June 30, 2016, consulting expenses increased $330,753, or 66%, to $834,813 as compared to $504,060 during the six months ended June 30, 2015. The increase is due to an approximately $372,000 increase in consultant stock-based compensation expense related to options granted to directors and consultants during the six months ended June 30, 2016.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Chief Executive Officer (in part during 2015); (b) our Vice President of Research and Development; (c) our Scientific Advisory Board members; (d) our President, Disc/Spine Division; and (e) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the six months ended June 30, 2016, research and development expenses increased by $615,388, or 72%, to $1,474,732 as compared to $859,344 during the six months ended June 30, 2015. The increase is primarily related to an approximately $324,000 increase in payroll due to increased headcount including the hiring of our President, Disc/Spine Division in early 2015 and an approximately $289,000 increase in costs related to a third party laboratory associated with our disc/spine initiative.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of (a) our Chief Executive Officer attributable to research and development in part in 2015; (b) our Vice President of Research and Development; (c) our President, Disc/Spine Division; and (d) our laboratory staff) as well as corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the six months ended June 30, 2016, general and administrative expenses increased by $271,312, or 17%, to $1,885,239 as compared to $1,613,927 during the six months ended June 30, 2015. The increase is primarily related to an increase of approximately $459,000 in non-cash compensation to employees and our Chief Executive Officer and an approximately $93,000 increase in payroll due to increased headcount, all partially offset by a decrease of approximately $305,000 in professional fees primarily related to a legal settlement and our aborted underwritten public offering in 2015.

We expect that our general and administrative expenses will continue to increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the six months ended June 30, 2016, interest expense decreased by $36,888, or 30%, to $87,848 as compared to $124,736 during the six months ended June 30, 2015. The decrease was due to a reduction in interest-bearing short-term borrowings as compared to the six months ended June 30, 2015.

Amortization of debt discount

For the six months ended June 30, 2016, amortization of debt discount increased by $261,585, or 186%, to $402,469 as compared to $140,884 during the six months ended June 30, 2015. The increase was primarily due to the timing of the recognition of expense related to the beneficial conversion features of convertible notes and the recognition of the debt discount expense.

Loss on extinguishment of notes payable

For the six months ended June 30, 2016, loss on extinguishment of notes payable decreased by $9,369, or 36%, to $16,660 as compared to $26,029 during the six months ended June 30, 2015. The decrease was primarily due to the reduction of the value of investors’ debt exchanged into equity securities.

Warrant modification expense

During the six months ended June 30, 2016, we recorded expense of $28,436 related to the modification of the exercise prices of certain outstanding warrants. For the six months ended June 30, 2015, we recorded no warrant modification expense.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	June 30, 2016	December 31, 2015
	(unaudited)

Cash	$516,190	$166,555

Working Capital Deficiency	$(5,151,918)	$(5,323,179)

Notes Payable (Gross)	$1,917,565	$1,470,083

Availability of Additional Funds

Based upon our working capital deficiency and stockholders’ deficiency of $5,151,918 and $4,004,873, respectively, as of June 30, 2016, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

As of June 30, 2016, our outstanding debt of $1,917,565, together with interest at rates ranging between 0% and 15% per annum, was due on various dates through July 2017. Subsequent to June 30, 2016 and through August 12, 2016, we have received aggregate equity and debt financing of $340,000 and $300,000, respectively, $288,000 and $14,954 of debt and accrued interest, respectively, has been repaid and $55,000 and $3,195 of debt and accrued interest, respectively, has been converted into common stock. Giving effect to the above actions, we currently have notes payable aggregating $157,500 which are past due. As of the date of filing, our outstanding debt was as follows:

Principal
Maturity Date	Amount

Past Due	$157,500
QE 9/30/2016	50,000
QE 12/31/2016	527,063
QE 3/31/2017	592,000
QE 6/30/2017	90,000
QE 9/30/2017	500,000
$1,916,563

Based upon our working capital deficiency, outstanding debt and forecast for continued operating losses, we expect that we will have the cash required to fund our operations through September 2016. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes). Our operating needs include the planned costs to operate our business, including amounts required to fund contemplated clinical trials, working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

During the six months ended June 30, 2016 and 2015, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the six months ended June 30, 2016 and 2015 in the amounts of $2,735,405 and $1,484,389, respectively. The net cash used in operating activities for the six months ended June 30, 2016 was primarily due to cash used to fund a net loss of $4,745,743, adjusted for non-cash expenses in the aggregate amount of $1,933,040 plus $77,298 of cash provided by changes in the levels of operating assets and liabilities, primarily as a result of an increase in accrued interest, expenses and other current liabilities offset by a decrease in accounts payable, plus a decrease in accounts receivables. The net cash used in operating activities for the six months ended June 30, 2015 was primarily due to cash used to fund a net loss of $3,180,419, adjusted for non-cash expenses in the aggregate amount of $856,050, partially offset by $839,980 of cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accrued interest, expenses and other current liabilities, plus accounts payable.

Net Cash Used in Investing Activities

During the six months ended June 30, 2016, net cash used in investing activities was $151,200, due to cash used for the purchase of furniture, computer equipment and medical equipment. During the six months ended June 30, 2015, $151,914 of cash was used to purchase fixed assets and $75,000 was used to retain the exclusivity of our disc/spine license.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2016 and 2015 was $3,236,240 and $1,625,950, respectively. During the six months ended June 30, 2016, $789,970 of net proceeds were from debt financings and other borrowings and $2,446,270 of proceeds were from equity financings (including proceeds received in connection with the exercise of common stock purchase warrants). During the six months ended June 30, 2015, $574,950 of net proceeds were from debt financings and $1,051,000 of proceeds were from equity financings.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not applicable. See, however, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2016, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”), as transactions by an issuer not involving any public offering or Section 3(a)(9) of the Act as a security exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information filed with the SEC contained in Current Reports on Form 8-K , our Annual Report on Form 10-K for the year ended December 31, 2015, Quarterly Report on Form 10-Q for the period ended March 31, 2016 for issuances after the May 13, 2016 filing date and press releases made by us), and we were available to answer questions from prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficit.

			Warrants
	Common		Exercise	Term
Date Issued	Stock	Shares	Price	(Years)	Purchaser(s)	Consideration (1)
4/26/16 - 6/24/16	153,750	153,750	$5.00	5	(2)	$615,000
5/11/16	12,455	-	-	-	(3)	$25,220	(4)
5/11/16	6,000	-	-	-	(2)	$13,500	(5)
6/6/16	11,653	-	-	-	(2)	$28,841	(6)
6/20/16	12,564	-	-	-	(2)	$28,947	(6)
6/20/16	15,925	-	-	-	(2)	$35,831	(7)
6/24/16	8,000	-	-	-	(2)	$18,000	(7)
6/27/16	901	-	-	-	(3)	$3,334	(8)

(1)	The value of the non-cash consideration was estimated to be the fair value of our restricted common stock. Since our shares are thinly traded in the open market, the fair value of our equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares.
(2)	Accredited investor.
(3)	Consultant.
(4)	Issued in consideration of legal settlement agreement.
(5)	Issued in connection with the extension of notes payable.
(6)	Issued in connection with the conversion of convertible notes payable.
(7)	Issued in connection with the exchange of notes payable.
(8)	Issued in consideration of consulting services.

Item 3. Defaults Upon Senior Securities.

See “Liquidity and Capital Resources” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 15, 2016, the Compensation Committee of our Board increased the number of shares authorized to be issued pursuant to our 2010 Equity Participation Plan from 2,250,000 to 4,250,000, subject to stockholder approval.

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

Date: August 15, 2016	BIORESTORATIVE THERAPIES, INC

	By:	/s/ Mark Weinreb
Mark Weinreb
Chief Executive Officer
(Principal Executive and Financial Officer)

