Form 10-Q
period 2016-09-30
BioRestorative Therapies, Inc.
filed 2016-11-15
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of November 8, 2016, there were 4,557,430 shares of the issuer’s common stock outstanding.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

 PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
Assets

Current Assets:
Cash	$6,316	$166,555
Accounts receivable	5,000	93,375
Prepaid expenses and other current assets	21,325	29,348

Total Current Assets	32,641	289,278

Property and equipment, net	555,574	643,087
Intangible assets, net	982,569	1,038,741
Security deposit	45,900	45,900

Total Assets	$1,616,684	$2,017,006

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$1,994,252	$2,549,042
Accrued expenses and other current liabilities	2,216,610	2,046,795
Accrued interest	40,567	6,823
Current portion of notes payable, net of debt discount of $126,618 and $150,286 at September 30, 2016 and December 31, 2015, respectively	1,297,884	1,009,797

Total Current Liabilities	5,549,313	5,612,457
Accrued interest, non-current portion	51,701	11,011
Notes payable, non-current portion, net of debt discount of $59 and $7,999 at September 30, 2016 and December 31, 2015, respectively	487,004	302,001

Total Liabilities	6,088,018	5,925,469

Commitments and contingencies

Stockholders’ Deficiency:
Preferred stock, $0.01 par value;
Authorized, 5,000,000 shares; none issued and outstanding at September 30, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value;
Authorized, 30,000,000 shares;
Issued 4,437,152 and 3,338,661 shares at September 30, 2016 and December 31, 2015, respectively;
Outstanding 4,437,152 and 3,310,729 shares at September 30, 2016 and December 31, 2015, respectively	4,437	3,339
Additional paid-in capital	35,427,356	29,443,704
Accumulated deficit	(39,903,127)	(33,323,506)
Treasury stock, at cost, 0 and 27,932 shares at September 30, 2016 and December 31, 2015, respectively	-	(32,000)

Total Stockholders’ Deficiency	(4,471,334)	(3,908,463)

Total Liabilities and Stockholders’ Deficiency	$1,616,684	$2,017,006

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$5,000	$96,122	$30,280	$429,788

Cost of sales	-	50,921	81	201,998

Gross Profit	5,000	45,201	30,199	227,790

Operating Expenses
Marketing and promotion	15,632	40,412	56,327	134,440
Consulting	437,717	282,536	1,272,530	786,596
Research and development	656,169	615,648	2,130,901	1,474,992
General and administrative	610,694	596,515	2,495,933	2,210,442

Total Operating Expenses	1,720,212	1,535,111	5,955,691	4,606,470

Loss From Operations	(1,715,212)	(1,489,910)	(5,925,492)	(4,378,680)

Other Expense
Interest expense	(57,429)	(80,647)	(145,277)	(205,383)
Amortization of debt discount	(35,387)	(37,063)	(437,856)	(177,947)
Loss on extinguishment of notes payable, net	(25,850)	-	(42,510)	(26,029)
Warrant modification expense	-	(16,215)	(28,486)	(16,215)

Total Other Expense	(118,666)	(133,925)	(654,129)	(425,574)

Net Loss	$(1,833,878)	$(1,623,835)	$(6,579,621)	$(4,804,254)

Net Loss Per Share
- Basic and Diluted	$(0.43)	$(0.57)	$(1.67)	$(2.11)

Weighted Average Number of
Common Shares Outstanding
- Basic and Diluted	4,282,968	2,829,416	3,946,346	2,275,223

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficiency

For the Nine Months Ended September 30, 2016

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance - December 31, 2015	3,338,661	$3,339	$29,443,704	$(33,323,506)	(27,932)	$(32,000)	$(3,908,463)

Shares and warrants issued for cash	763,510	763	2,917,609	-	-	-	2,918,372

Exercise of warrants for purchase of common stock	60,831	61	212,837	-	-	-	212,898

Conversion of notes payable and accrued interest into common stock	128,604	129	325,792	-	-	-	325,921

Shares issued in satisfaction of accrued services	13,208	13	27,540	-	-	-	27,553

Shares and warrants issued as debt discountin connection with notes payable	6,000	6	158,938	-	-	-	158,944

Shares and warrants issued in exchange ofnotes payable and accrued interest	114,369	114	257,216	-	-	-	257,330

Warrant modifications	-	-	28,486	-	-	-	28,486

Beneficial conversion features related toconvertible notes payable	-	-	221,004	-	-	-	221,004

Stock-based compensation:
- common stock	47,401	47	101,911	-	-	-	101,958
- options and warrants	-	-	1,781,159	-	-	-	1,781,159

Return of shares to treasury	-	-	-	-	(7,500)	(16,875)	(16,875)

Retirement of treasury shares	(35,432)	(35)	(48,840)	-	35,432	48,875	-

Net loss	-	-	-	(6,579,621)	-	-	(6,579,621)

Balance - September 30, 2016	4,437,152	$4,437	$35,427,356	$(39,903,127)	-	$-	$(4,471,334)

 See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Nine Months Ended
	September 30,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(6,579,621)	$(4,804,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	437,856	177,947
Accretion of interest expense	15,699	47,626
Depreciation and amortization	192,720	150,646
Stock-based compensation	1,866,242	936,293
Loss on extinguishment of note payables, net	42,510	26,029
Warrant modification expense	28,486	16,215
Changes in operating assets and liabilities:
Inventories	-	(547)
Accounts receivable	88,375	-
Prepaid expenses and other current assets	8,023	(7,976)
Accounts payable	(421,883)	629,944
Accrued interest, expenses and other current liabilities	380,556	822,895
Deferred revenues	-	(62,822)

Total Adjustments	2,638,584	2,736,250

Net Cash Used In Operating Activities	(3,941,037)	(2,068,004)

Cash Flows From Investing Activities
Purchases of property and equipment	(181,942)	(360,466)
License maintenance costs	-	(75,000)

Net Cash Used In Investing Activities	(181,942)	(435,466)

Cash Flows From Financing Activities
Deferred offering costs	-	(8,050)
Proceeds from notes payable	1,395,000	950,015
Repayments of notes payable	(476,500)	-
Advances from an officer	127,060	401,575
Repayments of advances from an officer and a director	(214,090)	(280,075)
Proceeds from exercise of warrants	212,898	-
Sales of common stock and warrants for cash	2,918,372	1,361,000

Net Cash Provided By Financing Activities	3,962,740	2,424,465

Net Decrease In Cash	(160,239)	(79,005)

Cash - Beginning	166,555	91,798

Cash - Ending	$6,316	$12,793

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows -- Continued

(unaudited)

	For The Nine Months Ended
	September 30,
	2016	2015
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$30,406	$59,603

Non-cash investing and financing activities:
Warrant modification in connection with extension or exchanges of notes payable	$-	$5,900
Shares and warrants issued in connection with issuance or extension of notes payable	$158,944	$82,042
Shares and warrants issued in exchange for notes payable and accrued interest	$257,330	$5,116,036
Conversion of notes payable and accrued interest into common stock	$325,921	$201,801
Shares issued in satisfaction of accrued consulting and director services	$27,553	$8,481
Beneficial conversion features set up as debt discount	$221,004	$10,690
Accrued deferred offering costs	$-	$333,117
Shares and warrants issued in connection with settlement agreement	$-	$152,000
Accrued liabilities associated with purchases of property and equipment	$-	$96,441
Advances converted into note payable, related party	$-	$65,000
Indebtness satisfied via legal settlement	$-	$5,000
Retirement of treasury shares	$48,875	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year ending December 31, 2016 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2015 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 30, 2016.

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

Note 2 – Going Concern and Management’s Plans

As of September 30, 2016, the Company had a working capital deficiency and a stockholders’ deficiency of $5,516,672 and $4,471,334, respectively. During the three and nine months ended September 30, 2016, the Company incurred net losses of $1,833,878 and $6,579,621, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Going Concern and Management’s Plans – Continued

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate the continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Subsequent to September 30, 2016, we have received aggregate equity and debt financing of $164,966 and $250,000, respectively, debt and accrued interest of $50,000 and $2,630, respectively, has been converted or exchanged into common stock and the due date for the repayment of $437,063 of debt has been extended through October 2017 . As a result, the Company expects to have the cash required to fund its operations through December 2016. While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital. As of the filing date of this report, the Company has notes payable with an aggregate principal balance of $137,500 which are past due. The Company is currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. However, there can be no assurance that the Company will be successful in extending or converting these notes. See Note 8 – Subsequent Events for additional details.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of Cayman and Stem Pearls. All significant intercompany transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the periods. The Company’s significant estimates and assumptions include the recoverability and useful lives of long-lived assets, the fair value of the Company’s stock, stock-based compensation, warrants issued in connection with notes payable and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Concentrations and Credit Risk

Two pharmaceutical clients comprised substantially all of the Company’s revenue during the three and nine months ended September 30, 2015. See Revenue Recognition – Research and Development Agreements below.

Revenue Recognition

Research and Development Agreements

During the three and nine months ended September 30, 2016, the Company recognized no revenue related to research and development agreements. During the three and nine months ended September 30, 2015, the Company recognized revenue related to research and development agreements of $96,122 and $423,588, respectively.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies – Continued

Revenue Recognition – Continued

Other

During the three and nine months ended September 30, 2016, the Company recognized $5,000 and $30,000, respectively, of revenue related to the Company’s sublicense agreement. During the three and nine months ended September 30, 2015, the Company recognized $0 and $6,000, respectively, of revenue related to the Company’s sublicense agreement.

During the three and nine months ended September 30, 2016, the Company recognized revenue related to sales of Stem Pearls skincare products of $0 and $280, respectively. During the three and nine months ended September 30, 2015, the Company recognized revenue related to sales of Stem Pearls skincare products of $0 and $200, respectively.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2016	2015
Options	2,175,950	810,200
Warrants	2,750,953	792,334
Convertible notes	79,943	170,561
Total potentially dilutive shares	5,006,846	1,773,095

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

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies – Continued

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating ASU 2016-09 and its impact on its condensed consolidated financial statements or disclosures.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). The amendments in this update clarify the following two aspects to Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The entity first identifies the promised goods or services in the contract and reduces the cost and complexity. An entity evaluates whether promised goods and services are distinct. Topic 606 includes implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). ASU 2016-10 is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating ASU 2016-10 and its impact on its condensed consolidated financial statements or disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017. The Company will require adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently evaluating ASU 2016-15 and its impact on its condensed consolidated financial statements or disclosures.

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	September 30, 2016	December 31, 2015
	(unaudited)

Credit card payable	$2,154	$3,171
Accrued payroll	1,104,305	1,010,633
Advances from related parties	-	87,030
Accrued research and development expenses	542,703	446,175
Accrued general and administrative expenses	526,297	456,182
Deferred rent	41,151	43,604
Total	$2,216,610	$2,046,795

During the nine months ended September 30, 2016, the Company received an aggregate of $127,060 in non-interest bearing advances from an officer of the Company and made aggregate repayments of $214,090 to an officer and a director of the Company.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable

A summary of the notes payable activity during the nine months ended September 30, 2016 is presented below:

	Related
	Party	Convertible		Other	Debt
	Notes	Notes		Notes	Discount	Total

Outstanding, December 31, 2015	$150,000	$420,000	[1]	$900,083	$(158,285)	$1,311,798
Issuance	600,000	205,000		632,000 [2]	-	1,437,000 [2]
Exchanges to equity	-	(160,000)		(49,018)	-	(209,018)
Conversion to equity	-	(310,000)		-	-	(310,000)
Repayments	(150,000)	-		(326,500)	-	(476,500)
Recognition of debt discount	-	-		-	(421,947)	(421,947)
Amortization of debt discount	-	-		-	437,856	437,856
Accretion of interest expense	-	-		-	15,699	15,699
Outstanding, September 30, 2016	$600,000	$155,000	[1]	$1,156,565	$(126,677)	$1,784,888

[1]	As of September 30, 2016 and December 31, 2015, convertible notes with an aggregate principal balance of $155,000 and $420,000, respectively, were convertible into shares of common stock at the election of the Company near maturity. In the event the Company exercised or exercises that conversion right on a designated portion of such principal balance, the holder had or has the right to accelerate the conversion of up to $80,000 and $197,500, respectively, of principal into shares of common stock.

[2]	During the nine months ended September 30, 2016, the Company issued a lender a note payable in the principal amount of $242,000 for cash proceeds of $200,000.

Related Party Notes

On June 30, 2016, the Company borrowed $500,000 from Tuxis Trust (the “Trust”). A director and principal shareholder of the Company serves as a trustee of the Trust, which was established for the benefit of his immediate family. The promissory note evidencing the loan provides for the payment of the principal amount, together with interest at the rate of 10% per annum, on July 1, 2017. In the event that, prior to maturity, the Company receives net proceeds of $10,000,000 from a single equity or debt financing (as opposed to a series of related or unrelated financings), the Trust has the right to require that the Company prepay the amount due under the note (subject to the consent of the party that provided the particular financing). In consideration of the loan, the Company issued to the Trust a five-year, immediately vested warrant for the purchase of 40,000 shares of common stock of the Company at an exercise price of $4.00 per share. The $55,659 relative fair value of the warrant has been recorded as debt discount and will be amortized over the term of the note.

On July 1, 2016, the Company repaid the $150,000 outstanding balance of a note held by a lender that is a related party as a result of having more than 5% beneficial ownership interest in the Company’s common stock.

On August 5, 2016, the Company issued a six-month note payable with a principal amount of $100,000 which bears interest at a rate of 10% per annum payable upon maturity to a director of the Company. In connection with the issuance of this promissory note, the Company issued a five-year, immediately vested warrant to purchase 8,000 shares of common stock at an exercise price of $4.00 per share. The $11,959 relative fair value of the warrant has been recorded as debt discount and is being amortized over the term of the note.

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

On August 26, 2016, the Company issued a convertible note with a principal amount of $65,000 which bears interest at a rate of 10% per annum payable upon maturity. The convertible note is payable as follows: (i) $25,000 of principal and the respective accrued interest on such principal is payable six months from the issuance date (the “August Note First Maturity Date”), (ii) $20,000 of principal and the respective accrued interest on such principal is payable two weeks following the August Note First Maturity Date, and (iii) $20,000 of principal and the respective accrued interest on such principal is payable one month following the August Note First Maturity Date. Each payment of principal and the respective accrued interest is convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to maturity and ending on the day immediately prior to maturity at a conversion price equal to the greater of (a) 62% of the fair market value of the Company’s stock or (b) $2.00 per share. Should the Company elect to convert any of the note principal and respective accrued interest, the holder will have the right to accelerate the conversion of the remaining outstanding principal and accrued interest of the note at the same conversion price. In connection with the issuance of this convertible note, the Company issued a five-year, immediately vested warrant to purchase 7,500 shares of common stock at an exercise price of $4.00 per share. The Company will recognize the beneficial conversion feature of the note as debt discount at the time the contingently adjustable conversion ratio is resolved. The $11,245 relative fair value of the warrant has been recorded as debt discount and is being amortized over the term of the note.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable – Continued

Convertible Notes – Continued

Conversions, Exchanges and Other

During the nine months ended September 30, 2016, the Company elected to convert certain convertible notes with an aggregate principal balance of $310,000 and aggregate accrued interest of $15,921 into an aggregate of 128,604 shares of common stock at conversion prices ranging from $2.00 to $3.00 per share.

During the nine months ended September 30, 2016, the Company and certain lenders agreed to exchange certain convertible notes with an aggregate principal balance of $160,000, along with accrued and unpaid interest of $5,802, for an aggregate of 90,444 shares of common stock at prices ranging from $1.50 to $2.10 per share. The common stock had an aggregate issuance date value of $203,499 and, as a result, the Company recorded a loss on extinguishment of $37,697.

During the nine months ended September 30, 2016, the contingently adjustable conversion ratio associated with certain convertible notes was resolved and such notes became convertible during the period. The Company estimated the intrinsic value of the embedded conversion option based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the convertible note. During the three and nine months ended September 30, 2016, the Company recognized $5,558 and $221,004, respectively, related to the beneficial conversion feature as debt discount which was immediately amortized. During the three and nine months ended September 30, 2015, the Company recognized $0 and $10,690, respectively, of intrinsic value related to the beneficial conversion feature as debt discount which was amortized immediately.

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

On August 5, 2016, the Company issued a six-month note payable with a principal amount of $242,000 for cash consideration of $200,000. The note bears no interest. The $42,000 difference between the principal amount of the note and the cash received was recorded as debt discount and is being amortized to interest expense over the term of the note.

On August 24, 2016, the Company issued a one-month note payable with a principal amount of $50,000 which bears interest at a rate of 10% per annum payable upon maturity. In connection with the note issuance, the Company issued a five-year, immediately vested warrant to purchase 4,000 shares of common stock at an exercise price of $4.00 per share. The $6,126 relative fair value of the warrant has been recorded as debt discount and was amortized over the term of the note.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable – Continued

Other Notes – Continued

Exchanges and Other

During the nine months ended September 30, 2016, the Company and certain lenders agreed to exchange certain other notes with an aggregate principal balance of $49,018 for an aggregate of 23,925 shares of common stock at prices ranging from $1.25 to $2.45 per share. The common stock had an aggregate issuance date value of $53,831 and, as a result, the Company recorded a loss on extinguishment of $4,813.

During the nine months ended September 30, 2016, the Company and a lender agreed to multiple extensions of the maturity date of a non-interest bearing note payable in the original principal amount of $244,000 from February 5, 2016 to July 15, 2016. In connection with the extensions, the Company (i) paid the lender an aggregate of $111,000 of which $96,000 was repayment of the principal balance and $15,000 was a fee related to the extension which is reflected within interest expense in the unaudited condensed consolidated statements of operations (ii) the lender received 6,000 shares of common stock with a fair value of $13,500 which was recorded as debt discount and amortized over the term of the extension and (iii) the Company and the lender agreed to exchange principal in the amount of $10,000 into 8,000 shares of common stock (included within the exchanges discussed above). On July 15, 2016, the Company repaid the $138,000 outstanding principal balance.

During the nine months ended September 30, 2016, excluding amounts extended as discussed above, the Company extended notes payable with an aggregate principal balance of $130,000 from a maturity date of October 30, 2015 to maturity dates ranginging from August 31, 2016 to September 30, 2016.

During the nine months ended September 30, 2016, excluding amounts repaid as discussed above, the Company repaid an aggregate principal amount of $92,500 of notes payable.

Note 6 – Commitments and Contingencies

Operating Lease

Rent expense amounted to $33,001 and $99,003 for the three and nine months ended September 30, 2016, respectively. During the three and nine months ended September 30, 2015, the Company recognized approximately $33,000 and $97,000, respectively, of rent expense.

Employment Agreements

During the nine months ended September 30, 2016, the Company’s Compensation Committee and Board of Directors approved performance-based cash bonuses for the year ended December 31, 2016 for the Company’s officers and certain current employees in the aggregate amount of up to $407,000. The Company is accruing for bonus payments which are probable to be achieved over the service period.

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

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency

2010 Equity Participation Plan

On August 15, 2016 and October 19, 2016, the Compensation Committee of the Board and the Stockholders, respectively, approved an increase in the number of shares authorized to be issued pursuant to the Company’s 2010 Equity Participation Plan from 2,250,000 to 4,250,000.

Common Stock and Warrant Offerings

During the nine months ended September 30, 2016, the Company issued an aggregate of 763,510 shares of common stock and warrants to purchase an aggregate of 1,607,854 shares of common stock at exercise prices ranging from $4.00 to $5.00 per share to investors for aggregate gross proceeds of $2,918,372. Of the aggregate warrants issued, warrants to purchase 444,444, 400,000 and 763,410 shares of common stock had terms of 0.7, 1.0 and 5.0 years, respectively. The warrants had an aggregate grant date fair value of $1,713,895.

Warrant and Option Valuation

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at an annual rate ranging from 0% to 5% for options granted during the nine months ended September 30, 2016 and 2015. The expected term used for warrants and options issued to non-employees is the contractual life and the expected term used for options issued to employees and directors is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Warrant Exercises

During the nine months ended September 30, 2016, warrants to purchase an aggregate of 60,831 shares of common stock were exercised at a reduced exercise price of $3.50 per share (reduced from exercises prices ranging from $4.00 to $15.00 per share) for aggregate gross proceeds of $212,898. The Company recognized a warrant modification charge of $23,448 during the nine months ended September 30, 2016, which represents the incremental value of the modified warrants as compared to the original warrants, both valued as of the respective modification dates.

Stock Warrants

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following assumptions:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Risk free interest rate	1.03% - 1.23%	1.50% - 1.69%	0.44% - 1.47%	1.32% - 1.71%
Expected term (years)	5.00	5.00	0.67 - 5.00	5.00
Expected volatility	126%	120%	124% - 126%	120% - 122%
Expected dividends	0.00%	0.00%	0.00%	0.00%

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Warrants – Continued

The weighted average estimated fair value of the warrants granted during the three and nine months ended September 30, 2016 was approximately $1.74 and $1.13 per share, respectively. The weighted average estimated fair value of the warrants granted during the three and nine months ended September 30, 2015 was $4.21 and $3.63 per share, respectively

During the nine months ended September 30, 2016, the Company issued an immediately vested five-year warrant to purchase 40,000 shares of common stock at an exercise price of $4.00 per share to a consultant for services rendered. The issuance date fair value of $62,908 was immediately recognized as stock-based compensation expense which is reflected in consulting expense in the unaudited condensed consolidated statements of operations.

During the nine months ended September 30, 2016, the Company reduced the exercise price of previously outstanding warrants to purchase an aggregate of 44,166 shares of common stock from exercise prices ranging from $6.00 to $15.00 per share to a new exercise price of $4.00 per share and recognized $5,038 of incremental expense related to the modification of the warrants which is reflected in warrant modification expense in the unaudited condensed consolidated statements of operations.

The Company recorded stock–based compensation expense of $62,908 during the three and nine months ended September 30, 2016, and stock-based compensation expense of $74,923 during the three and nine months ended September 30, 2015 related to stock warrants issued as compensation, which is reflected as consulting expense in the unaudited condensed consolidated statements of operations. As of September 30, 2016, there was no unrecognized stock-based compensation expense related to stock warrants.

A summary of the warrant activity during the nine months ended September 30, 2016 is presented below:

				Weighted
		Weighted		Average
		Average		Remaining	Aggregate
	Number of	Exercise		Life	Intrinsic
	Warrants	Price		In Years	Value
Outstanding, January 1, 2016	1,066,930	$7.56	[1]
Issued	1,744,854	4.73
Exercised	(60,831)	3.50
Forfeited	-	-
Outstanding, September 30, 2016	2,750,953	$5.56	[1]	3.1	$-

Exercisable, September 30, 2016	2,715,953	$5.56		3.1	$-

[1]	Excludes the impact of a warrant to purchase 35,000 shares of common stock that has an exercise price which is the greater of $30.00 per share or the fair market value of the common stock on the date certain performance criteria are met. Exercisability is subject to satisfaction of certain performance criteria which did not occur during the nine months ended September 30, 2016.

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options – Continued

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Risk free interest rate	1.17%	1.58% - 2.19%	1.16% - 1.53%	1.33% - 2.19%
Expected term (years)	6.00	5.42 - 10.00	5.50 - 6.00	5.00 - 10.00
Expected volatility	126%	120%	124% - 126%	120% - 122%
Expected dividends	0.00%	0.00%	0.00%	0.00%

The weighted average estimated fair value of the options granted during the three and nine months ended September 30, 2016 was $2.73 and $3.24 per share, respectively. The weighted average estimated fair value of the options granted during the three and nine months ended September 30, 2015 was $7.52 and $7.60 per share, respectively.

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

The following table presents information related to stock option expense:

						Weighted
						Average
						Remaining
	For the Three Months Ended		For the Nine Months Ended		Unrecognized at	Amortization
	September 30,		September 30,		September 30,	Period
	2016	2015	2016	2015	2016	(Years)

Consulting	$172,431	$60,383	$716,173	$178,613	$1,062,571	1.7
Research and development	103,870	115,625	286,209	348,777	913,410	2.2
General and administrative	123,706	59,189	715,869	192,333	1,244,201	1.7

	$400,007	$235,197	$1,718,251	$719,723	$3,220,182	1.8

A summary of the stock option activity during the nine months ended September 30, 2016 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2015	1,330,450	$10.11
Granted	857,000	3.72
Exercised	-	-
Forfeited	(11,500)	12.48
Outstanding, September 30, 2016	2,175,950	$7.58	8.5	$3,000

Exercisable, September 30, 2016	1,034,619	$10.22	7.8	$-

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Compensatory Common Stock Issuances

The following table presents information related to compensatory common stock expense:

	For The Three Months Ended		For The Nine Months Ended		Unrecognized at
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016

Consulting	$48,000	$42,500	$85,083	$132,800	$-
Research and development	-	-	-	8,847	-

	$48,000	$42,500	$85,083	$141,647	$-

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

Retirement of Treasury Shares

On August 11, 2016, the Company’s Board of Directors determined to retire 35,432 shares of treasury stock.

Note 8 – Subsequent Events

Common Stock and Warrant Offerings

Subsequent to September 30, 2016, the Company issued an aggregate of 54,989 shares of common stock at a price of $3.00 per share to investors for aggregate gross proceeds of $164,966. In connection with the purchases, the Company issued five-year warrants to purchase an aggregate of 54,989 shares of common stock at exercise prices ranging from $4.00 to $5.00 per share.

Notes Payable

On October 10, 2016, the Company issued a convertible note in the principal amount of $100,000 which bears interest at a rate of 10% per annum payable on maturity. The convertible note is payable as follows: (i) $25,000 of the principal and the respective accrued interest on such principal is payable six months from the issuance date (the “October Note First Maturity Date”), (ii) $25,000 of principal and the respective accrued interest on such principal is payable two weeks following the October Note First Maturity Date, (iii) $25,000 of principal and the respective accrued interest on such principal is payable four weeks following the October Note First Maturity Date and (iii) $25,000 of principal and the respective accrued interest on such principal is payable six weeks following the October Note First Maturity Date. Each tranche of principal and the respective accrued interest on such principal is convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to each maturity date and ending on the day immediately prior to each maturity date at a conversion price equal to the greater of (a) 60% of the fair value of the Company’s stock or (b) $1.00 per share. In the event that the Company elects to effect a conversion, then, during the five day period following the conversion, the holder shall have the right to convert the then outstanding principal amount of the convertible note, together with accrued and unpaid interest thereon, into shares of the Company’s common stock at a conversion price equal to the conversion price in the Company-effected conversion. In connection with the note issuance, the Company issued a five-year warrant to purchase 10,000 shares of common stock at an exercise price of $4.00 per share to the lender.

On November 8, 2016, the Company issued a convertible note in the principal amount of $150,000 which bears interest at a rate of 10% per annum payable on maturity. The convertible note is payable as follows: (i) $18,750 of the principal and the respective accrued interest on such principal is payable six months from the issuance date (the “November Note First Maturity Date”), (ii) $18,750 of principal and the respective accrued interest on such principal is payable two weeks following the November Note First Maturity Date, (iii) $18,750 of principal and the respective accrued interest on such principal is payable four weeks following the November Note First Maturity Date, (iv) $18,750 of principal and the respective accrued interest on such principal is payable six weeks following the November Note First Maturity Date, (v) $18,750 of principal and the respective accrued interest on such principal is payable eight weeks following the November Note First Maturity Date, (vi) $18,750 of principal and the respective accrued interest on such principal is payable ten weeks following the November Note First Maturity Date, (vii) $18,750 of principal and the respective accrued interest on such principal is payable twelve weeks following the November Note First Maturity Date and (viii) $18,750 of principal and the respective accrued interest on such principal is payable fourteen weeks following the November Note First Maturity Date. The Company may elect to repay the entire principal amount of the note in full prior to the November Note First Maturity Date along with a premium of $18,750 and, under such event, all accrued and unpaid interest under the note shall be deemed waived and forgiven. Each tranche of principal and the respective accrued interest on such principal is convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to each maturity date and ending on the day immediately prior to each maturity date at a conversion price equal to the greater of (a) 60% of the fair value of the Company’s stock or (b) $0.75 per share. In the event that the Company elects to effect a conversion, then, during the five day period following the conversion, the holder shall have the right to convert the then outstanding principal amount of the convertible note, together with accrued and unpaid interest thereon, into shares of the Company’s common stock at a conversion price equal to the conversion price in the Company-effected conversion. The conversion rights provided for in the note shall terminate and be of no further force or effect in the event the holder, by written notice given to the Company no less than twenty-one days and no more than sixty days before the November Note First Maturity Date, indicates that it desires that the unpaid principal amount of this note, together with accrued interest, be paid on the respective maturity dates. In connection with the note issuance, the Company issued a five-year warrant to purchase 3,750 shares of common stock at an exercise price of $4.00 per share to the lender.

On October 19, 2016, the Company and a lender agreed to extend the maturity date of a note payable in the principal amount of $437,066 from October 2016 to October 2017. In connection with the note extension, the Company issued the lender a five-year warrant to purchase 30,000 shares of common stock at an exercise price of $4.00 per share and the Company extended the expiration date of warrants held by the lender to purchase an aggregate of 60,215 shares of common stock from expirations ranging from October 2019 to December 2020 to a new expiration date of October 2021.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of BioRestorative Therapies, Inc. (together with its subsidiaries, “BRT”) for the three and nine months ended September 30, 2016 and 2015 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to BRT. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016.

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

As of September 30, 2016, our accumulated deficit was $39,903,127, our stockholders’ deficiency was $4,471,334 and our working capital deficiency was $5,516,672. We have historically only generated a modest amount of revenue, our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus general and administrative costs and consulting expenses associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

Based upon our working capital deficiency as of September 30, 2016 and our forecast for continued operating losses, we require equity and/or debt financing to continue our operations. As of September 30, 2016, our outstanding debt of $1,911,565, together with interest at rates ranging between 0% and 15% per annum, was due on various dates through April 2017. Subsequent to September 30, 2016 and through November 14, 2016, we have received aggregate equity and debt financing of $164,966 and $250,000, respectively, debt and accrued interest of $50,000 and $2,630, respectively, has been converted or exchanged into common stock and the due date for the repayment of $437,063 of debt has been extended through October 2017. Giving effect to the above actions, we currently have notes payable aggregating $137,500 which are past due. As of November 14, 2016, the outstanding balance of our debt of $2,111,563, together with accrued interest, was due and payable between on demand and October 2017. Based upon our working capital deficiency and outstanding debt, we expect that we will have the cash required to fund our operations through December 2016. We anticipate that we will require between $7,500,000 and $8,500,000 in financing to commence and complete a Phase 2 clinical trial with regard to our Disc/Spine Program. We anticipate that we will require between $20,000,000 and $30,000,000 in further additional funding to complete our clinical trials with regard to our Disc/Spine Program. We will also require a substantial amount of additional funding if we determine to establish a manufacturing operation with regard to our Disc/Spine Program (as opposed to utilizing a third party manufacturer) and to implement our other programs discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016, including our metabolic ThermoStem Program. The anticipated amounts of required funding are based on management’s estimates, and additionally, there can be no assurance that we will be able to accomplish our goals within the timeframes projected or that we will be able to obtain any required financing on commercially reasonable terms or otherwise.

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

Consolidated Results of Operations

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended September 30, 2016 and 2015, respectively:

	For The Three Months Ended
	September 30,
	2016	2015

Revenues	$5,000	$96,122

Cost of goods sold	-	50,921

Gross Profit	5,000	45,201

Operating Expenses
Marketing and promotion	15,632	40,412
Consulting expense	437,717	282,536
Research and development	656,169	615,648
General and administrative	610,694	596,515

Total Operating Expenses	1,720,212	1,535,111

Loss From Operations	(1,715,212)	(1,489,910)

Other Income (Expense)
Interest expense	(57,429)	(80,647)
Amortization of debt discount	(35,387)	(37,063)
Gain (loss) on extinguishment of notes payable	(25,850)	-
Warrant modification expense	-	(16,215)

Total Other Expense	(118,666)	(133,925)

Net Loss	$(1,833,878)	$(1,623,835)

Revenues

For the three months ended September 30, 2016, we generated $5,000 of royalty revenue in connection with our sublicense agreement and $0 of sales of Stem Pearls skincare products. For the three months ended September 30, 2015, we generated $96,122 of revenues through the services provided pursuant to our research and development agreements. The decrease in our revenues for the three months ended September 30, 2016 versus 2015 was primarily due to the completion of our obligations under our research and development agreements as of December 31, 2015 and as of the date of this filing there were no new research and development agreements.

Cost of sales

For the three months ended September 30, 2016, cost of sales was $0 as compared to $50,921 for 2015. For the three months ended September 30, 2015, cost of sales consisted primarily of the portion of employee salary expense, consultant fees, and laboratory supplies expense related to servicing our research and development agreements. The decrease in our cost of sales for the three months ended September 30, 2016 versus 2015 was due to the completion of our obligations under our research and development agreements during 2015.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the three months ended September 30, 2016, marketing and promotion expenses decreased by $24,780, or 61%, to $15,632 as compared to $40,412 during the three months ended September 30, 2015. The decrease is primarily due to reduced travel activity and associated costs of approximately $25,000.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended September 30, 2016, consulting expenses increased $155,181, or 55%, to $437,717, as compared to $282,536 during the three months ended September 30, 2015. The increase is due to an approximately $105,000 increase in stock-based compensation expense related to options issued to directors and consultants during 2016 and an approximately $20,000 increase due to the hiring of new consultants.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Chief Executive Officer (in part in 2015); (b) our Vice President of Research and Development; (c) our Scientific Advisory Board members; (d) our President, Disc/Spine Division; and (e) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended September 30, 2016, research and development expenses increased by $40,521, or 7%, to $656,169, as compared to $615,648 during the three months ended September 30, 2015. The increase is primarily related to an approximately $44,000 increase in payroll due to increased headcount and salary raises, partially offset by an approximately $12,000 decrease in stock-based compensation to employees and advisors.

We expect that our research and development expenses will continue to increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of (a) our Chief Executive Officer attributable to research and development in part in 2015; (b) our Vice President of Research and Development; (c) our President, Disc/Spine Division; and (d) our laboratory staff) as well as corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the three months ended September 30, 2016, general and administrative expenses increased by $14,179, or 2%, to $610,694 as compared to $596,515 during the three months ended September 30, 2015. The increase is primarily related to an increase of approximately $80,000 in stock-based compensation to employees and our Chief Executive Officer, partially offset by a decrease of approximately $69,000 in professional fees primarily related to our aborted underwritten public offering in 2015.

We expect that our general and administrative expenses will continue to increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the three months ended September 30, 2016, interest expense decreased by $23,218, or 29%, to $57,429 as compared to $80,647 during the three months ended September 30, 2015. The decrease was due to a reduction in interest-bearing short-term borrowings as compared to the three months ended September 30, 2015.

Amortization of debt discount

For the three months ended September 30, 2016, amortization of debt discount decreased by $1,676, or 5%, to $35,387 as compared to $37,063 during the three months ended September 30, 2015. The decrease was primarily due to the timing of recognition of expense related to the beneficial conversion features of convertible notes and the recognition of the debt discount expense.

Loss on extinguishment of notes payable

For the three months ended September 30, 2016, loss on extinguishment of notes payable was $25,850, because notes payable were exchanged for equity with a greater value than the carrying value of the notes payable. For the three months ended September 30, 2015, there were no extinguishments of notes payable.

Warrant modification expense

For the three months ended September 30, 2015, we expensed $16,215 related to the modification of outstanding investor warrants. During the three months ended September 30, 2016, there were no warrant modifications.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

The following table presents selected items in our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2016 and 2015, respectively:

	For The Nine Months Ended
	September 30, 2016	September 30, 2015

Revenues	$30,280	$429,788

Cost of goods sold	81	201,998

Gross Profit	30,199	227,790

Operating Expenses
Marketing and promotion	56,327	134,440
Consulting expense	1,272,530	786,596
Research and development	2,130,901	1,474,992
General and administrative	2,495,933	2,210,442

Total Operating Expenses	5,955,691	4,606,470

Loss From Operations	(5,925,492)	(4,378,680)

Other Income (Expense)
Interest expense	(145,277)	(205,383)
Amortization of debt discount	(437,856)	(177,947)
Gain (loss) on extinguishment of notes payable	(42,510)	(26,029)
Warrant modification expense	(28,486)	(16,215)

Total Other Expense	(654,129)	(425,574)

Net Loss	$(6,579,621)	$(4,804,254)

Revenues

For the nine months ended September 30, 2016, we generated $30,000 of royalty revenue in connection with our sublicense agreement and $280 of sales of Stem Pearls skincare products. For the nine months ended September 30, 2015, we generated $423,588 of revenues through the services provided pursuant to our research and development agreements, $6,000 of royalty revenue in connection with our sublicense agreement and $200 from sales of Stem Pearls® skincare products. The decrease in our revenues for the nine months ended September 30, 2016 versus 2015 was primarily due to the completion of our obligations under our research and development agreements as of December 31, 2015 and as of the date of this filing there were no new research and development agreements.

Cost of sales

For the nine months ended September 30, 2016, cost of sales was $81 as compared to $201,998 for 2015. For the nine months ended September 30 2016, cost of sales consisted of the costs of the underlying Stem Pearls skincare products. For the nine months ended September 30, 2015, cost of sales consisted primarily of the portion of employee salary expense, consultant fees, and laboratory supplies expense related to our research and development agreements. The decrease in our cost of sales for the nine months ended September 30, 2016 versus 2015 was due to the completion of our obligations under our research and development agreements during 2015.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the nine months ended September 30, 2016, marketing and promotion expenses decreased by $78,113, or 58%, to $56,327 as compared to $134,440 during the nine months ended September 30, 2015. The decrease is primarily due to reduced travel activity and associated costs of approximately $72,000.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the nine months ended September 30, 2016, consulting expenses increased $485,934, or 62%, to $1,272,530 as compared to $786,596 during the nine months ended September 30, 2015. The increase is due to an approximately $478,000 increase in consultant stock-based compensation expense related to options granted to directors and consultants during the nine months ended September 30, 2016.

Research and development

Research and development expenses include cash and stock-based compensation of (a) our Chief Executive Officer (in part during 2015); (b) our Vice President of Research and Development; (c) our Scientific Advisory Board members; (d) our President, Disc/Spine Division; and (e) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the nine months ended September 30, 2016, research and development expenses increased by $655,909, or 44%, to $2,130,901 as compared to $1,474,992 during the nine months ended September 30, 2015. The increase is primarily related to an approximately $380,000 increase in payroll due to salary raises and cash bonuses and an approximately $208,000 increase in costs related to a third party laboratory associated with our disc/spine initiative, partially offset by an approximately $108,000 decrease due to our Chief Executive Officer no longer devoting time to research and development.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of (a) our Chief Executive Officer attributable to research and development in part in 2015; (b) our Vice President of Research and Development; (c) our President, Disc/Spine Division; and (d) our laboratory staff) as well as corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the nine months ended September 30, 2016, general and administrative expenses increased by $285,491, or 13%, to $2,495,933 as compared to $2,210,442 during the nine months ended September 30, 2015. The increase is primarily related to an increase of approximately $540,000 in stock-based compensation to employees and our Chief Executive Officer, partially offset by a decrease of approximately $281,000 in professional legal fees primarily related to a legal settlement and our aborted underwritten public offering in 2015.

We expect that our general and administrative expenses will continue to increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the nine months ended September 30, 2016, interest expense decreased by $60,106, or 29%, to $145,277 as compared to $205,383 during the nine months ended September 30, 2015. The decrease was due to a reduction in interest-bearing short-term borrowings as compared to the nine months ended September 30, 2015.

Amortization of debt discount

For the nine months ended September 30, 2016, amortization of debt discount increased by $259,909, or 146%, to $437,856 as compared to $177,947 during the nine months ended September 30, 2015. The increase was primarily due to the timing of the recognition of expense related to the beneficial conversion features of convertible notes and the recognition of the debt discount expense.

Loss on extinguishment of notes payable

For the nine months ended September 30, 2016, loss on extinguishment of notes payable increased by $16,481, or 63%, to $42,510 as compared to $26,029 during the nine months ended September 30, 2015. The increase was primarily due to the increase in the differential in the value of equity securities exchanged for notes payable.

Warrant modification expense

During the nine months ended September 30, 2016, we recorded expense of $28,486 related to the modification of the exercise prices and expiration dates of certain outstanding warrants. For the nine months ended September 30, 2015, we expensed $16,215 related to the modification of outstanding investor warrants.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	September 30, 2016	December 31, 2015
	(unaudited)

Cash	$6,316	$166,555

Working Capital Deficiency	$(5,516,672)	$(5,323,179)

Notes Payable (Gross)	$1,911,565	$1,470,083

Availability of Additional Funds

Based upon our working capital deficiency and stockholders’ deficiency of $5,516,672 and $4,471,334, respectively, as of September 30, 2016, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

As of September 30, 2016, our outstanding debt of $1,911,565, together with interest at rates ranging between 0% and 15% per annum, was due on various dates through April 2017. Subsequent to September 30, 2016 and through November 14, 2016, we have received aggregate equity and debt financing of $164,966 and $250,000, respectively, debt and accrued interest of $50,000 and $2,630, respectively, has been converted or exchanged into common stock and the due date for the repayment of $437,063 of debt has been extended through October 2017. Giving effect to the above actions, we currently have notes payable aggregating $137,500 which are past due. As of the date of filing, our outstanding debt was as follows:

Principal
Maturity Date	Amount

Past Due	$137,500
QE 9/30/2016	-
QE 12/31/2016	40,000
QE 3/31/2017	657,000
QE 6/30/2017	265,000
QE 9/30/2017	575,000
QE 12/31/2017	437,063

$2,111,563

Based upon our working capital deficiency, outstanding debt and forecast for continued operating losses, we expect that we will have the cash required to fund our operations through December 2016. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes). Our operating needs include the planned costs to operate our business, including amounts required to fund contemplated clinical trials, working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

During the nine months ended September 30, 2016 and 2015, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the nine months ended September 30, 2016 and 2015 in the amounts of $3,941,038 and $2,068,004, respectively. The net cash used in operating activities for the nine months ended September 30, 2016 was primarily due to cash used to fund a net loss of $6,579,621, adjusted for non-cash expenses in the aggregate amount of $2,583,513, plus $55,071 of cash provided by changes in the levels of operating assets and liabilities, primarily as a result of an increase in accrued interest, expenses and other current liabilities and a decrease in accounts receivables, partially offset by a decrease in accounts payable. The net cash used in operating activities for the nine months ended September 30, 2015 was primarily due to cash used to fund a net loss of $4,804,254, adjusted for non-cash expenses in the aggregate amount of $1,354,756, partially offset by $1,381,494 of cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accrued interest, expenses and other current liabilities, plus accounts payable.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2016, net cash used in investing activities was $181,942, due to cash used for the purchase of furniture, computer equipment and medical equipment. During the nine months ended September 30, 2015, $360,466 of cash was used to purchase fixed assets and $75,000 was used to retain the exclusivity of our disc/spine license.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2016 and 2015 was $3,962,740 and $2,424,465, respectively. During the nine months ended September 30, 2016, $831,470 of net proceeds were from debt financings and other borrowings and $3,131,270 of proceeds were from equity financings (including proceeds received in connection with the exercise of common stock purchase warrants). During the nine months ended September 30, 2015, $1,063,465 of net proceeds were from debt financings and $1,361,000 of proceeds were from equity financings.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2016, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”), as transactions by an issuer not involving any public offering or Section 3(a)(9) of the Act as a security exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information filed with the SEC contained in Current Reports on Form 8-K , our Annual Report on Form 10-K for the year ended December 31, 2015, Quarterly Reports on Form 10-Q for the periods ended March 31, 2016 and June 30, 2016 (for issuances after the August 15, 2016 filing date) and press releases made by us), and we were available to answer questions from prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficit.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price	Term (Years)	Purchaser(s)	Consideration (1)
7/1/16	24,000	-	$-	-	(2)	$48,000	(3)
7/6/16	12,849	-	-	-	(4)	$29,045	(5)
7/12/16 - 8/4/16	72,500	72,500	5.00	5	(4)	$290,000
7/20/16	13,053	-	-	-	(4)	$29,150	(5)
8/4/16 - 9/26/16	121,667	121,667	4.00	5	(4)	$365,000
8/30/16	11,489	-	-	-	(4)	$17,234	(6)
9/8/16	11,000	11,000	4.00	5	(4)	$30,000
9/6/16	13,127	-	-	-	(4)	$26,253	(5)
9/16/16	12,901	-	-	-	(4)	$26,315	(5)

(1)	The value of the non-cash consideration was estimated to be the fair value of our restricted common stock. Since our shares are thinly traded in the open market, the fair value of our equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares.

(2)	Consultant.

(3)	Issued in consideration of consulting services.

(4)	Accredited investor.

(5)	Issued in connection with the conversion of convertible notes payable.

(6)	Issued in connection with the exchange of notes payable.

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

Date: November 14, 2016	BIORESTORATIVE THERAPIES, INC.

	By:	/s/ Mark Weinreb
Mark Weinreb
Chief Executive Officer
(Principal Executive and Financial Officer)

