Form 10-Q
period 2017-03-31
BioRestorative Therapies, Inc.
filed 2017-05-15
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [  ] No [X]

As of May 11, 2017, there were 5,421,326 shares of common stock outstanding.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
Assets

Current Assets:
Cash	$8,857	$31,822
Accounts receivable	7,000	6,000
Prepaid expenses and other current assets	22,366	35,578

Total Current Assets	38,223	73,400

Property and equipment, net	463,025	508,594
Intangible assets, net	945,121	963,845
Security deposit	34,176	34,176

Total Assets	$1,480,545	$1,580,015

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$2,284,013	$2,283,981
Accrued expenses and other current liabilities	1,670,859	1,574,659
Accrued interest	164,117	127,375
Current portion of notes payable, net of debt discount of $81,790 and $152,720 at March 31, 2017 and December 31, 2016, respectively	1,940,149	1,858,845

Total Current Liabilities	6,059,138	5,844,860
Accrued expenses, non-current portion	-	430,000
Accrued interest, non-current portion	5,447	7,681
Notes payable, non-current portion, net of debt discount of $2,374 and $27,244 at March 31, 2017 and December 31, 2016, respectively	137,626	297,756

Total Liabilities	6,202,211	6,580,297

Commitments and contingencies

Stockholders’ Deficiency:
Preferred stock, $0.01 par value; Authorized, 5,000,000 shares; none issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value; Authorized, 30,000,000 shares; Issued and outstanding 5,331,047 and 4,699,035 shares at March 31, 2017 and December 31, 2016, respectively	5,331	4,699
Additional paid-in capital	40,018,555	36,954,817
Accumulated deficit	(44,745,552)	(41,959,798)

Total Stockholders’ Deficiency	(4,721,666)	(5,000,282)

Total Liabilities and Stockholders’ Deficiency	$1,480,545	$1,580,015

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended,
	March 31,
	2017	2016

Revenues	$7,000	$9,125

Cost of sales	-	10

Gross Profit	7,000	9,115

Operating Expenses
Marketing and promotion	29,070	22,517
Consulting	464,135	284,807
Research and development	805,853	866,044
General and administrative	1,197,313	902,881

Total Operating Expenses	2,496,371	2,076,249

Loss From Operations	(2,489,371)	(2,067,134)

Other Expense
Interest expense	(97,801)	(42,840)
Amortization of debt discount	(132,742)	(337,021)
Loss on extinguishment of notes payable, net	(61,340)	(11,847)
Warrant modification expense	(4,500)	(28,486)

Total Other Expense	(296,383)	(420,194)

Net Loss	$(2,785,754)	$(2,487,328)

Net Loss Per Share
- Basic and Diluted	$(0.56)	$(0.69)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	4,985,297	3,619,813

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficiency

For the Three Months Ended March 31, 2017

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2016	4,699,035	$4,699	$36,954,817	$(41,959,798)	$(5,000,282)

Shares and warrants issued for cash	303,335	303	909,697	-	910,000

Exercise of warrants for purchase of common stock	50,000	50	174,950	-	175,000

Conversion of notes payable and accrued interest into common stock	26,207	26	68,385	-	68,411

Shares and warrants issued in exchange for notes payable and accrued interest	95,802	96	348,646	-	348,742

Shares and warrants issued in satisfaction of accrued services	156,668	157	568,547	-	568,704

Warrants issued or modified as debt discount in connection with notes payable	-	-	33,620	-	33,620

Warrant modifications	-	-	4,500	-	4,500

Stock-based compensation: - options and warrants	-	-	955,393	-	955,393

Net loss	-	-	-	(2,785,754)	(2,785,754)
Balance - March 31, 2017	5,331,047	$5,331	$40,018,555	$(44,745,552)	$(4,721,666)

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Three Months Ended
	March 31,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(2,785,754)	$(2,487,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	132,742	337,021
Accretion of interest expense	41,052	2,916
Depreciation and amortization	64,293	62,392
Stock-based compensation	955,393	411,618
Loss on extinguishment of note payables, net	61,340	11,847
Loss on settlement of payables	98,704	-
Warrant modification expense	4,500	28,486
Changes in operating assets and liabilities:
Accounts receivable	(1,000)	84,375
Prepaid expenses and other current assets	13,212	7,288
Accounts payable	15,032	(265,091)
Accrued interest, expenses and other current liabilities	181,521	88,641

Total Adjustments	1,566,789	769,493

Net Cash Used In Operating Activities	(1,218,965)	(1,717,835)

Cash Flows From Investing Activities
Purchases of property and equipment	-	(89,865)

Net Cash Used In Investing Activities	-	(89,865)

Cash Flows From Financing Activities
Proceeds from notes payable	200,000	325,000
Repayments of notes payable	(74,000)	(103,500)
Advances from an officer	30,015	46,030
Repayments of advances from an officer and a director	(45,015)	(104,560)
Proceeds from exercise of warrants	175,000	212,898
Sales of common stock and warrants for cash	910,000	1,618,372

Net Cash Provided By Financing Activities	1,196,000	1,994,240

Net (Decrease) Increase In Cash	(22,965)	186,540

Cash - Beginning	31,822	166,555

Cash - Ending	$8,857	$353,095

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows — Continued

(unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$11,000	$10,000

Non-cash investing and financing activities:
Warrants modification expense	$4,500	$28,486
Shares and warrants issued or modified as debt discount in connection with notes payable	$33,620	$31,009
Shares and warrants issued in exchange for notes payable and accrued interest	$348,742	$177,649
Conversion of notes payable and accrued interest into common stock	$68,411	$157,370
Shares issued in satisfaction of accrued consulting and director services	$568,704	$2,333
Beneficial conversion features set up as debt discount	$-	$215,446

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Business Organization and Nature of Operations

BioRestorative Therapies, Inc. has one wholly-owned subsidiary, Stem Pearls, LLC (“Stem Pearls”). Stem Cell Cayman Ltd. (“Cayman”), which was formed in the Cayman Islands as a wholly owned subsidiary of the Company, was dissolved during the three months ended March 31, 2017. BioRestorative Therapies, Inc. and its subsidiaries are referred to collectively as “BRT” or the “Company” (See Note 3 – Summary of Significant Accounting Policies – Principles of Consolidation). BRT develops therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells. BRT’s website is at www.biorestorative.com. BRT is currently developing a Disc/Spine Program referred to as “brtxDISC”. Its lead cell therapy candidate, BRTX-100, is a product formulated from autologous (or a person’s own) cultured mesenchymal stem cells collected from the patient’s bone marrow. The product is intended to be used for the non-surgical treatment of protruding and bulging lumbar discs in patients suffering from chronic lumbar disc disease. BRT is also engaging in research efforts with respect to a platform technology utilizing brown adipose (fat) for therapeutic purposes to treat obesity and metabolic disorders and has labeled this initiative its “ThermoStem Program.” Through the program, BRT is developing a cell-based therapy to target type 2 diabetes, obesity and other metabolic disorders using brown adipose (fat) derived stem cells to generate brown adipose tissue (“BAT”). BAT is intended to mimic naturally occurring brown adipose depots that regulate metabolic homeostasis in humans. Further, BRT has licensed a patented curved needle device that is a needle system designed to deliver cells and/ or other therapeutic products or material to the spine and discs. BRT has developed a human cellular extract that has been demonstrated in in vitro studies to increase the production of collagen and fibronectin, which are proteins that are essential to combating the aging of cells. BRT offers plant stem cell-based facial creams and beauty products under the Stem Pearl brand.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2017 and for the three months ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year ending December 31, 2017 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2016 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 22, 2017.

Note 2 – Going Concern and Management’s Plans

As of March 31, 2017, the Company had a working capital deficiency and a stockholders’ deficiency of $6,020,915 and $4,721,666, respectively. During the three months ended March 31, 2017 and 2016, the Company incurred net losses of $2,785,754 and $2,487,328, respectively. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the filing date of this report.

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

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Going Concern and Management’s Plans – Continued

Subsequent to March 31, 2017, the Company has received aggregate equity proceeds and debt proceeds of $54,000 and $325,000, respectively, debt and accrued interest of $140,000 and $6,137, respectively, has been converted into or exchanged for common stock, and the due date for the repayment of $462,250 of debt has been extended to dates between June 2017 and October 2017. As a result, the Company expects to have the cash required to fund its operations through mid-June 2017. While there can be no assurance that it will be successful, the Company is in negotiations to raise additional capital. As of the filing date of this report, the Company has notes payable with an aggregate principal balance of $252,500 which are past due. The Company is currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. However, there can be no assurance that the Company will be successful in extending or converting these notes. See Note 8 – Subsequent Events for additional details.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of Cayman and Stem Pearls. All significant intercompany transactions have been eliminated in the consolidation. As discussed above, Cayman, which had no material assets, liabilities or operations (other than intercompany balances) and is no longer needed to facilitate certain financings, was dissolved during the three months ended March 31, 2017.

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

Concentrations

One license and the related royalties comprised substantially all of the Company’s revenue during the three months ended March 31, 2017 and 2016. See Revenue Recognition below.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies – Continued

Revenue Recognition

The Company’s policy is to recognize product sales when the risk of loss and title to the product transfers to the customer, after estimating potential returns. The Company recognizes sublicensing and royalty revenue when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) the service is completed without further obligation, (iii) the sales price to the customer is fixed or determinable, and (iv) collectability is reasonably assured. During the three months ended March 31, 2017 and 2016, the Company recognized revenue related to sales of Stem Pearls skincare products of $0 and $125, respectively.

In November 2015, the Company and a stem cell treatment company (“SCTC”) entered into an amendment to a January 27, 2012 license agreement between them. Pursuant to the amendment, effective November 30, 2015, the Company granted to the SCTC a non-exclusive sublicense to use, and the right to sublicense to third parties the right to use, in certain locations in the United States, certain intellectual property related to stem cell disc procedures (that originally was licensed to the Company by the SCTC pursuant to the January 27, 2012 license agreement). In consideration of the sublicense, the SCTC has agreed to pay the Company royalties on a per disc procedure basis. During the three months ended March 31, 2017 and 2016, the Company recognized $7,000 and $9,000, respectively, of revenue related to the Company’s sublicense agreement.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2017	2016
Options	2,168,950	1,345,450
Warrants	3,513,956	2,275,036
Convertible notes	136,360	68,467
Total potentially dilutive shares	5,819,266	3,688,953

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Since the shares underlying the Company’s 2010 Equity Participation Plan (the “Plan”) are registered, the Company estimates the fair value of the awards granted under the Plan based on the market value of its freely tradable common stock as reported on the OTCQB market. The fair value of the Company’s restricted equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares. Awards granted to directors are treated on the same basis as awards granted to employees. Upon the exercise of an option or warrant, the Company issues new shares of common stock out of its authorized shares.

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

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	March 31, 2017	December 31, 2016
Credit card payable	$1,607	$1,778
Accrued payroll	888,387	1,105,293
Accrued research and development expenses	411,175	581,175
Accrued general and administrative expenses	318,893	263,468
Deferred rent	50,797	52,945
Total accrued expenses	$1,670,859	$2,004,659

During the three months ended March 31, 2017, the Company received non-interest bearing advances in the amount of $30,015 from an officer of the Company and repaid an aggregate of $45,015 of non-interest bearing advances from a director and an officer of the Company.

Effective March 1, 2017, the Company entered into an exchange agreement with the Chairman of the Company’s Scientific Advisory Board, pursuant to which an aggregate of $175,000 of accrued consulting fees were exchanged for 58,334 shares of common stock of the Company and, in consideration thereof, the Company issued to such person an immediately vested five-year warrant for the purchase of 58,334 shares of common stock of the Company at an exercise price of $4.00 per share. The common stock and warrants had an aggregate grant date value of $211,752 and, as a result, the Company recorded a loss on settlement of payables of $36,752.

Effective March 1, 2017, the Company entered into exchange agreements with four non-employee directors of the Company, pursuant to which an aggregate of $265,000 of accrued director fees were exchanged for an aggregate of 88,334 shares of common stock of the Company and, in consideration thereof, the Company issued to the directors immediately vested five-year warrants for the purchase of an aggregate of 88,334 shares of common stock of the Company at an exercise price of $4.00 per share. The aggregate value of shares and warrants were $320,652, and accordingly the Company recorded a loss on settlement of payables of $55,652.

See Note 6 – Commitments and Contingencies – Consulting Agreements for details regarding an additional exchange of accrued consulting fees for shares of common stock and warrants.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable

A summary of the notes payable activity during the three months ended March 31, 2017 is presented below:

	Related Party	Convertible		Other	Debt
	Notes	Notes		Notes	Discount	Total
Outstanding, December 31, 2016	$697,500	$390,000	[1]	$1,249,065	$(179,964)	$2,156,601
Issuances	-	-		242,000	-	242,000
Exchanges for equity	(97,500)	-		(182,500)	-	(280,000)
Conversions to equity	-	(65,000)		-	-	(65,000)
Repayments	(50,000)	-		(24,000)	-	(74,000)
Recognition of debt discount	-	-		-	(75,620)	(75,620)
Accretion of interest expense	-	-		-	41,052	41,052
Amortization of debt discount	-	-		-	132,742	132,742
Outstanding, March 31, 2017	$550,000	$325,000	[1]	$1,284,565	$(81,790)	$2,077,775

[1]	As of March 31, 2017 and December 31, 2016, a designated portion of convertible notes with an aggregate principal balance of $325,000 and $390,000, respectively, were convertible into shares of common stock at the election of the Company near maturity. In the event the Company exercised or exercises that conversion right on a designated portion of such principal balance, the holder had or has the right to accelerate the conversion of up to $256,250 and $296,250 of principal into shares of common stock at March 31, 2017 and December 31, 2016, respectively, at the same conversion price.

Related Party Notes

As of March 31, 2017 and December 31, 2016, related party notes consisted of notes payable issued to certain directors of the Company and the Tuxis Trust (the “Trust”). A director and principal shareholder of the Company serves as the trustee of Trust, which was established for the benefit of his immediate family.

Convertible Notes and Other Notes

Issuances

On January 3, 2017, the Company issued a lender a six-month note payable in the principal amount of $242,000, which bears no interest, for cash proceeds of $200,000. The $42,000 difference was recorded as an original issue discount and is being amortized over the term of the note. In connection with the issuance of this promissory note, the Company issued the lender an immediately vested five-year warrant to purchase 20,000 shares of common stock an exercise price of $4.00 per share. The relative fair value of the warrant of $28,730 has been recorded as a debt discount and is being amortized over the term of the note.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable – Continued

Convertible Notes and Other Notes – Continued

Conversions, Exchanges and Other

During the three months ended March 31, 2017, the Company and certain lenders agreed to exchange certain notes payable with an aggregate principal balance of $280,000 and aggregate accrued interest of $7,402 into an aggregate of 95,802 shares of common stock and immediately vested five-year warrants to purchase an aggregate of 95,802 shares of common stock at an exercise price of $4.00 per share. In addition, in consideration of the exchange by one lender, the Company agreed to extend the expiration dates of certain warrants held by the lender for the purchase of an aggregate of 18,000 shares of common stock of the Company at an exercise price of $4.00 per share, from expiration dates ranging from April 27, 2021 to January 31, 2022 to a new expiration date of February 8, 2022. The common stock, warrants, and warrant modification (which represents the incremental value of the modified warrant as compared to the original warrant value, both valued as of the modification date) had an aggregate exchange date value of $348,742 and, as a result, the Company recorded a loss on extinguishment of notes payable of $61,340.

During the three months ended March 31, 2017, the Company elected to convert certain convertible notes with an aggregate principal balance of $65,000 and aggregate accrued interest of $3,411 into an aggregate of 26,207 shares of common stock at conversion prices ranging from $2.51 to $2.77 per share.

During the three months ended March 31, 2017, the Company and certain lenders agreed to extend notes payable with an aggregate principal balance of $322,000 from maturity dates ranging between January 2017 to February 2017 to new maturity dates ranging from March 2017 to April 2017. In connection with one of the extensions, the Company issued the lender a five-year, immediately vested warrant to purchase 3,000 shares of common stock at an exercise price of $4.00 per share. The grant date fair value of the warrant of $4,890 has been recorded as debt discount and is being amortized over the term of the note.

During the three months ended March 31, 2017, the Company repaid an aggregate principal amount of $74,000 of notes payable.

Note 6 – Commitments and Contingencies

Consulting Agreements

Business Advisory Services

In March 2017, a February 2011 agreement for business advisory services that had expired on December 31, 2016 was further amended. Pursuant to the amendment, the agreement was reinstated effective as of January 1, 2017 and provides for an expiration date of December 31, 2017. In consideration of the extension of the term of the consulting agreement, the Company issued to the consultant an immediately vested five-year warrant for the purchase of 25,000 shares of common stock of the Company at an exercise price of $4.00 per share. The aggregate grant date value of the warrant of $40,763 was recognized immediately as stock-based compensation expense which is reflected as consulting expense in the unaudited condensed consolidated financial statements. Concurrently, the Company entered into an exchange agreement with the consultant pursuant to which $30,000 of accrued consulting fees were exchanged for 10,000 shares of common stock of the Company and, in consideration thereof, the Company issued to the consultant an immediately vested five-year warrant for the purchase of 10,000 shares of common stock of the Company at an exercise price of $4.00 per share. The aggregate value of shares and warrant were $36,300, and accordingly the Company recorded a loss on settlement of payables of $6,300.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Commitments and Contingencies – Continued

Operating Lease

Rent expense amounted to $32,000 and $33,000 for the three months ended March 31, 2017 and 2016, respectively.

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business.

The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Employment Agreements

In February 2017 and March 2017, the Company’s Compensation Committee and Board of Directors, respectively, approved the following associated with performance-based cash bonuses for certain of the Company’s officers and current employees: (i) new performance-based cash bonuses payable for the year ending December 31, 2017 such that an aggregate of up to $402,500 could be earned for such year pursuant to the satisfaction of such goals; and (ii) the amendment of the performance-based cash bonuses for the year ended December 31, 2016 such that an aggregate of up to $345,250 could be earned for such year pursuant to the satisfaction of such goals. Also, pursuant to the amendment of the performance-based cash bonuses, the Company’s officers and certain employees achievement date of 2016 milestones has been extended from January 31, 2017 to July 31, 2017. As of December 31, 2016, the Company accrued approximately $191,000 for 2016 bonus milestones which were achieved and approximately $100,000 for 2016 bonus milestones which were probable to be achieved. As of March 31, 2017, the Company accrued approximately $255,000 for 2016 bonus milestones which were achieved, approximately $53,000 for 2016 bonus milestones which are probable to be achieved and approximately $99,000 for 2017 bonus milestones which are probable to be achieved.

Note 7 – Stockholders’ Deficiency

Common Stock and Warrant Offerings

During the three months ended March 31, 2017, the Company issued an aggregate of 303,335 shares of common stock and five-year immediately vested warrants to purchase an aggregate of 313,335 shares of common stock at an exercise price of $4.00 to investors for aggregate gross proceeds of $910,000. The warrants had an aggregate grant date fair value of $510,735.

Warrant and Option Valuation

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at an annual rate ranging from 0% to 5% for options granted during the three months ended March 31, 2017 and 2016. The expected term used for warrants and options issued to non-employees is the contractual life and the expected term used for options issued to employees and directors is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Warrant Modification and Exercise

During the three months ended March 31, 2017, with respect to a warrant held by an investor, the Company agreed that (i) the conditions to the exercisability of the warrant for tranches to purchase an aggregate of 35,000 shares were eliminated, such that the entire warrant to purchase 50,000 shares of common stock was exercisable, and (ii) the exercise price of the warrant was reduced from an exercise price of $30.00 per share to $3.50 per share. Concurrent with the modification of the warrant, the investor exercised the warrant in full for aggregate gross proceeds to the Company of $175,000. The Company recognized a warrant modification charge of $4,500 during the three months ended March 31, 2017, which represents the incremental value of the modified warrants as compared to the original warrants, both valued as of the respective modification dates which is reflected in warrant modification expense in the unaudited condensed consolidated statement of operations.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Warrants

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following assumptions:

	For the Three Months Ended
	March 31,
	2017	2016
Risk free interest rate	2.14% - 2.33%	0.44% - 1.47%
Expected term (years)	5.00	0.67-5.00
Expected volatility	132%	124%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the warrants granted during the three months ended March 31, 2017 and 2016 was approximately $1.63 and $0.89 per share, respectively.

The Company recorded stock–based compensation expense of $40,763 and $0 during the three months ended March 31, 2017 and 2016, respectively, related to stock warrants issued as compensation, which is reflected as consulting expense in the unaudited condensed consolidated statements of operations. As of March 31, 2017, there was no unrecognized stock-based compensation expense related to stock warrants.

A summary of the warrant activity during the three months ended March 31, 2017 is presented below:

				Weighted
		Weighted		Average
		Average		Remaining	Aggregate
	Number of	Exercise		Life	Intrinsic
	Warrants	Price		In Years	Value
Outstanding, December 31, 2016	2,953,651	$5.40	[1]
Issued	613,805	4.00
Exercised	(50,000)	3.50
Expired	(3,500)	30.00
Outstanding, March 31, 2017	3,513,956	$5.03		3.4	$430,902

Exercisable, March 31, 2017	3,513,956	$5.03		3.4	$430,902

[1]	Excludes the impact of a warrant to purchase 35,000 shares of common stock that had an exercise price which was the greater of $30.00 per share or the fair market value of the common stock on the date certain performance criteria are met. Exercisability was subject to satisfaction of certain performance criteria which had not occurred as of December 31, 2016. As discussed above under Warrant Modification and Exercise; the performance criteria were eliminated and the exercise price was reduced to $3.50 per share in consideration of the full exercise of the warrant by the holder.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Warrants - Continued

The following table presents information related to stock warrants at March 31, 2017:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$4.00 - $4.99	2,168,050	3.6	2,168,050
$5.00 - $5.99	1,169,243	3.2	1,169,243
$6.00 - $7.99	40,000	3.3	40,000
$8.00 - $9.99	2,500	2.7	2,500
$10.00 - $14.99	55,446	3.0	55,446
$15.00 - $19.99	38,559	2.4	38,559
$20.00 - $80.00	40,158	0.7	40,158
	3,513,956	3.4	3,513,956

Stock Options

On February 14, 2017, the Compensation Committee reduced the exercise price of outstanding options for the purchase of an aggregate of 1,219,450 shares of common stock of the Company (with exercise prices ranging between $5.70 and $30.00 per share) to $4.70 per share, which was the closing price for the Company’s common stock on February 13, 2017, as reported by the OTCQB. The exercise price reduction related to options held by, among others, the Company’s executive officers and directors. The incremental value of the modified options compared to the original options, both valued as of the respective modification date, of $430,394 is being recognized over the vesting term of the options.

The following table presents information related to stock options at March 31, 2017:

		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$3.10 - $3.99	857,000	9.2	197,336
$4.00 - $4.99	1,234,450	7.0	882,617
$5.00 - $5.99	5,000	7.2	5,000
$6.00 - $19.99	37,500	6.8	37,500
$20.00 - $30.00	35,000	5.0	35,000
	2,168,950	7.3	1,157,453

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options - Continued

The following table presents information related to stock option expense:

				Weighted
				Average
				Remaining
	For the Period Ended		Unrecognized at	Amortization
	March 31,		March 31,	Period
	2017	2016	2017	(Years)
Consulting	$268,614	$104,094	$752,638	1.2
Research and development	258,416	100,502	781,361	1.8
General and administrative	387,600	140,329	884,526	1.3
	$914,630	$344,925	$2,418,525	1.4

Note 8 - Subsequent Events

Notes Payable

Subsequent to March 31, 2017, the Company issued notes payable with an aggregate principal amount of $255,000 for aggregate cash consideration of $225,000 which bears interest at rates ranging from 0% to 10% per annum payable at maturity. The $30,000 difference between the principal amount of the promissory notes and the cash received was recorded as an original issue discount and will be amortized to interest expense over the term of the note. In connection with the issuance of these promissory notes, the Company issued five-year, immediately vested warrants to purchase an aggregate of 20,000 shares of common stock at an exercise price of $4.00 per share.

Subsequent to March 31, 2017, the Company issued a convertible note in the principal amount of $100,000 which bears interest at a rate of 10% per annum. The convertible note is payable as follows: (i) $25,000 of principal and the respective accrued interest on such principal is payable six months from the issuance date (the “First Maturity Date”), (ii) $25,000 of principal and the respective accrued interest on such principal is payable two weeks following the First Maturity Date, (iii) $25,000 of principal and the respective accrued interest on such principal is payable four weeks following the First Maturity Date, and (iv) $25,000 of principal and the respective accrued interest on such principal is payable six weeks following the First Maturity Date. Each payment of principal and the respective accrued interest is convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to maturity and ending on the day immediately prior to maturity at a conversion price equal to 60% of the fair market value of the Company’s stock; however, in no event shall the conversion price be less than $1.00. Should the Company elect to convert any of the note principal and respective accrued interest, the holder will have the right to accelerate the conversion of the remaining outstanding principal and accrued interest of the note at the same conversion price. The Company will recognize the beneficial conversion feature of the note as debt discount at the time the contingently adjustable conversion ratio is resolved. In connection with the issuance of this promissory note, the Company issued the lender 8,000 shares of common stock.

Subsequent to March 31, 2017, the Company elected to convert certain convertible notes with an aggregate principal balance of $68,750 and accrued interest of $3,425 into an aggregate of 27,999 shares of common stock at conversion prices ranging from $2.56 to $2.70 per share.

Subsequent to March 31, 2017, the Company and a certain lender agreed to exchange a certain note payable with a principal balance of $50,000 and accrued interest of $2,712 into 29,280 shares of common stock at an exchange price of $1.80 per share.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 - Subsequent Events – Continued

Notes Payable – Continued

Subsequent to March 31, 2017, the Company and certain lenders agreed to extend the maturity date of notes payable with an aggregate principal balance of $478,000 from maturity dates ranging between February 2017 to April 2017 to new maturity dates ranging from June 2017 to October 2017. In connection with one of the extensions, the Company issued the lender a five-year, immediately vested warrant to purchase 15,000 shares of common stock at an exercise price of $5.00 per share. Additionally, in connection with one of the extensions, the Company incurred an extension fee in the amount of $8,500 which was added to the principal balance of the note. In consideration of the extension and the cancellation of $21,250 of the principal amount of the note payable, the Company issued to the lender 7,000 shares of its common stock.

Common Stock and Warrant Offerings

Subsequent to March 31, 2017, the Company issued an aggregate of 18,000 shares of common stock and five-year immediately vested warrants to purchase an aggregate of 18,000 shares of common stock at an exercise price of $4.00 per share to investors for aggregate gross proceeds of $54,000

Compensation

Subsequent to March 31, 2017, the Company extended their current agreement with a consultant from January 1, 2017 to June 30, 2017. In connection with this extension, the Company issued five-year immediately vested warrants to purchase 20,000 shares of common stock at an exercise price of $4.50 per share.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of BioRestorative Therapies, Inc. (together with its subsidiaries, “BRT”) for the three months ended March 31, 2017 and 2016 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to BRT. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2017.

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

We have licensed a patented curved needle device that is a needle system designed to deliver cells and/ or other therapeutic products or materials to the spine and discs. We also offer stem cell derived cosmetic and skin care products.

Our offices are located in Melville, New York where we have established a laboratory facility in order to increase our capabilities for the further development of possible cellular-based treatments, products and protocols, stem cell-related intellectual property and translational research applications.

As of March 31, 2017, our accumulated deficit was $44,745,552, our stockholders’ deficiency was $4,721,666 and our working capital deficiency was $6,020,915. We have historically only generated a modest amount of revenue, and our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

Based upon our working capital deficiency as of March 31, 2017 and our forecast for continued operating losses, we require equity and/or debt financing to continue our operations. As of March 31, 2017, our outstanding debt of $2,159,565, together with interest at rates ranging between 0% and 15% per annum, was due on various dates through October 2017. Subsequent to March 31, 2017 and through May 12, 2017, we have received aggregate equity proceeds and debt proceeds of $54,000 and $325,000, respectively, debt and accrued interest of $140,000 and $6,137, respectively, has been converted into or exchanged for common stock, and the due date for the repayment of $465,250 of debt has been extended to dates between June 2017 and October 2017. Giving effect to the above actions, we currently have notes payable aggregating $252,500 which are past due. Based upon our working capital deficiency and outstanding debt, we expect to be able to fund our operations through mid-June 2017. We will require additional funding to repay our outstanding debt ($2,159,565 as of March 31, 2017) (assuming that no debt is converted into equity) and fund general operations. We anticipate that we will require between $8,000,000 and $10,000,000 in financing to commence and complete a Phase 2 clinical trial using BRTX-100. We anticipate that we will require between $20,000,000 and $30,000,000 in further additional funding to complete our clinical trials using BRTX-100 (assuming the receipt of no revenues). We will also require a substantial amount of additional funding if we determine to establish a manufacturing operation with regard to our Disc/Spine Program (as opposed to utilizing a third-party manufacturer) and to implement our other programs, including our metabolic ThermoStem Program. No assurance can be given that the anticipated amounts of required funding are correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise.

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

Consolidated Results of Operations

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively:

	For The Three Months Ended,
	March 31,
	2017	2016

Revenues	$7,000	$9,125

Cost of sales	-	10

Gross Profit	7,000	9,115

Operating Expenses
Marketing and promotion	29,070	22,517
Consulting	494,135	284,807
Research and development	805,853	866,044
General and administrative	1,197,313	902,881

Total Operating Expenses	2,496,371	2,076,249

Loss From Operations	(2,489,371)	(2,067,134)

Other Expense
Interest expense	(97,801)	(42,840)
Amortization of debt discount	(132,742)	(337,021)
Loss on extinguishment of notes payable, net	(61,340)	(11,847)
Warrant modification expense	(4,500)	(28,486)

Total Other Expense	(296,383)	(420,194)

Net Loss	$(2,785,754)	$(2,487,328)

Revenues

For the three months ended March 31, 2017, we generated $7,000 of royalty revenue in connection with our sublicense agreement. For the three months ended March 31, 2016, we generated $9,000 of royalty revenue in connection with our sublicense agreement and $125 of sales of Stem Pearls skincare products.

Cost of sales

For the three months ended March 31, 2017, cost of sales was $0 as compared to $10 for 2016. For the three months ended March 31, 2016, cost of sales consisted of the costs of the underlying Stem Pearls skincare products.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the three months ended March 31, 2017, marketing and promotion expenses increased by $6,553, or 29%, from $22,517 to $29,070 as compared to the three months ended March 31, 2016.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended March 31, 2017, consulting expenses increased $179,328, or 63%, from $284,807 to $464,135, as compared to the three months ended March 31, 2016. The increase is primarily due to approximately $154,000 of stock-based compensation expense in connection with the repricing of granted options to consultants and directors.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; (c) our President, Disc/Spine Division; and (d) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended March 31, 2017, research and development expenses decreased by $60,191, or 7%, from $866,044 to $805,853, as compared to the three months ended March 31, 2016. The decrease was primarily as a result of an approximately $236,000 decrease in costs related to a third party laboratory associated with our disc/spine initiative, partially offset by approximately $151,000 of stock-based compensation expense in connection with the repricing of options granted to our Vice President of Research and Development, our Scientific Advisory Board members, our President, Disc/Spine Division and laboratory staff.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of (a) our Vice President of Research and Development; (b) our President, Disc/Spine Division; and (c) our laboratory staff) as well as corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the three months ended March 31, 2017, general and administrative expenses increased by $294,432, or 33%, from $902,881 to $1,197,313, as compared to the three months ended March 31, 2016. The increase is primarily due to approximately $187,000 of stock-based compensation expense in connection with the repricing of granted options to employees and approximately $99,000 due to a loss on settlement of payables which is associated with the exchange of accrued director fees and consulting fees into equity securities.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the three months ended March 31, 2017, interest expense increased $54,961, or 128%, as compared to the three months ended March 31, 2016. The increase was due to an increase in interest-bearing short-term borrowings as compared to the three months ended March 31, 2016.

Amortization of debt discount

For the three months ended March 31, 2017, amortization of debt discount decreased $204,279, or 61%, as compared to the three months ended March 31, 2016. The decrease was primarily due to the timing of the recognition of expense related to the beneficial conversion features of convertible notes.

Loss on extinguishment of notes payable

For the three months ended March 31, 2017, we recorded a loss on extinguishment of notes payable of $61,340, which is associated with investors’ exchanges of debt into equity securities, as compared to a loss on extinguishment of notes payable of $11,847 for the three months ended March 31, 2016.

Warrant modification expense

During the three months ended March 31, 2017 and 2016, we recorded expense related to the modification of the exercise prices of certain outstanding warrants of $4,500 and $28,486, respectively.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	March 31, 2017	December 31, 2016
Cash	$8,857	$31,822

Working Capital Deficiency	$(6,020,915)	$(5,771,460)

Notes Payable (Gross)	$2,159,565	$2,336,565

Availability of Additional Funds

Based upon our working capital deficiency and stockholders’ deficiency of $6,020,915 and $4,721,666, respectively, as of March 31, 2017, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern within the next twelve months from the date of this filing.

As of March 31, 2017, our outstanding debt of $2,159,565, together with interest at rates ranging between 0% and 15% per annum, was due on various dates through October 2017. Subsequent to March 31, 2017 and through May 12, 2017, we have received aggregate equity proceeds and debt proceeds of $54,000 and $325,000, respectively, debt and accrued interest of $140,000 and $6,137, respectively, has been converted into or exchanged for common stock, and the due date for the repayment of $462,250 of debt has been extended to dates between June 2017 and October 2017. Giving effect to the above actions, we currently have notes payable aggregating $252,500 which are past due. As of the date of filing, our outstanding debt was as follows:

Principal
Maturity Date	Amount
Past Due	$252,500
QE 6/30/2017	296,500
QE 9/30/2017	1,047,000
QE 12/31/2017	787,063
$2,383,063

Based upon our working capital deficiency, outstanding debt and forecast for continued operating losses we expect that the cash we currently have available will fund our operations through mid-June 2017. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes). Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

During the three months ended March 31, 2017 and 2016, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the three months ended March 31, 2017 and 2016 in the amounts of $1,218,965 and $1,717,835, respectively. The net cash used in operating activities for the three months ended March 31, 2017 was primarily due to cash used to fund a net loss of $2,785,754, adjusted for non-cash expenses in the aggregate amount of $1,358,024, plus $208,765 of cash generated by changes in the levels of operating assets and liabilities, primarily as a result of increase in accrued interest, expenses and other liabilities. The net cash used in operating activities for the three months ended March 31, 2016 was primarily due to cash used to fund a net loss of $2,487,328, adjusted for non-cash expenses in the aggregate amount of $854,280, plus $84,787 of cash used by changes in the levels of operating assets and liabilities, primarily as a result of decrease in accounts payable, partially offset by a decrease in accounts receivables plus an increase accrued interest, expenses and other current liabilities.

Net Cash Used in Investing Activities

During the three months ended March 31, 2017, there was no net cash used in or provided by investing activities. During the three months ended March 31, 2016, net cash used in investing activities was $89,865, due to cash used for the purchase of furniture, computer equipment and medical equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2017 and 2016 was $1,196,000 and $1,994,240, respectively. During the three months ended March 31, 2017, $111,000 of net proceeds were from debt financings and other borrowings and $1,085,000 of proceeds were from equity financings (including proceeds received in connection with the exercise of common stock purchase warrants). During the three months ended March 31, 2016, $162,970 of net proceeds were from debt financings and other borrowings and $1,831,270 of proceeds were from equity financings (including proceeds received in connection with the exercise of common stock purchase warrants).

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 22, 2017. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not applicable. See, however, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 22, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2017, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, as transactions by an issuer not involving any public offering or Section 3(a)(9) of the Securities Act as a security exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2015, Quarterly Reports on Form 10-Q for the periods ended March 31, 2016, June 30, 2016 and September 30, 2016 and Current Reports on Form 8-K filed with the Securities and Exchange Commission, and press releases made by us), and we were available to answer questions by prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficiency and for other corporate purposes.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price	Term (Years)	Purchaser(s)	Consideration (1)
1/11/17-3/27/17	303,335	313,335	$4.00	5	(2)	$910,000
2/8/17-2/10/17	95,802	95,802	$4.00	5	(2)	$347,762	(3)
2/10/17	50,000	-	-	-	(2)	$175,000	(4)
2/24/17	9,465	-	$-	-	(2)	$26,219	(5)
3/1/17	156,668	156,668	$4.00	5	(2)	$568,704	(7)
3/7/17	8,389	-	$-	-	(2)	$21,058	(5)
3/26/17	8,353	-	$-	-	(2)	$21,134	(5)

(1)	The value of the non-cash consideration was estimated to be the fair value of our restricted common stock. Since our shares are thinly traded in the open market, the fair value of our equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares.
(2)	Accredited investor.
(3)	Issued in connection with the exchange of notes payable.
(4)	Issued in connection with warrant exercises.
(5)	Issued in connection with the conversion of convertible notes payable.
(6)	Consultant.
(7)	Issued in consideration of accrued compensation.

Item 3. Defaults Upon Senior Securities.

See “Liquidity and Capital Resources” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On April 5, 2017, in consideration of the extension of the term of a consulting agreement, we issued to a consultant a five-year warrant for the purchase of 20,000 shares of common stock at an exercise price of $4.50 per share.

Between April 10, 2017 and May 9, 2017, we issued an aggregate of 64,279 shares of common stock in exchange for outstanding indebtedness in the aggregate amount of $146,137, inclusive of accrued and unpaid interest.

Between April 12, 2017 and May 10, 2017, in consideration of loans to us in the aggregate amount of $355,000, we issued one of the lenders 8,000 shares of common stock, and issued to two of the lenders five-year warrants to purchase an aggregate of 20,000 shares of common stock at an exercise price of $4.00 per share.

On April 19, 2017, in consideration of the extension of the maturity date for the repayment of a loan, we issued to the lender a five-year warrant for the purchase of 15,000 shares of common stock at an exercise price of $5.00 per share.

Between April 25, 2017 and May 8, 2017, we issued an aggregate of 18,000 shares of common stock at an aggregate purchase price of $54,000. In consideration of the share purchases, we issued to the subscribers five-year warrants for the purchase of an aggregate of 18,000 shares of common stock at an exercise price of $4.00 per share.

For each of the securities issuances, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, as transactions by an issuer not involving any public offering or Section 3(a)(9) of the Securities Act as a security exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2015 and/or 2016, Quarterly Reports on Form 10-Q for the periods ended March 31, 2016, June 30, 2016 and September 30, 2016 and Current Reports on Form 8-K filed with the Securities and Exchange Commission, and press releases made by us), and we were available to answer questions by prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficiency and for other corporate purposes.

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

Date: May 15, 2017	BIORESTORATIVE THERAPIES, INC.

	By:	/s/ Mark Weinreb
Mark Weinreb
Chief Executive Officer
(Principal Executive and Financial Officer)

