Form 10-Q
period 2017-06-30
BioRestorative Therapies, Inc.
filed 2017-08-14
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of August 11, 2017, there were 5,571,678 shares of common stock outstanding.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
Assets

Current Assets:
Cash	$1,891	$31,822
Accounts receivable	20,000	6,000
Prepaid expenses and other current assets	24,660	35,578

Total Current Assets	46,551	73,400

Property and equipment, net	416,556	508,594
Intangible assets, net	926,397	963,845
Security deposit	34,176	34,176

Total Assets	$1,423,680	$1,580,015

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$2,466,839	$2,283,981
Accrued expenses and other current liabilities	1,895,907	1,574,659
Accrued interest	198,111	127,375
Current portion of notes payable, net of debt discount of $99,768 and $152,720 at June 30, 2017 and December 31, 2016, respectively	2,433,331	1,858,845

Total Current Liabilities	6,994,188	5,844,860
Accrued expenses, non-current portion	17,697	430,000
Accrued interest, non-current portion	6,719	7,681
Notes payable, non-current portion, net of debt discount of $843 and $27,244 at June 30, 2017 and December 31, 2016, respectively	120,120	297,756

Total Liabilities	7,138,724	6,580,297

Commitments and contingencies

Stockholders’ Deficiency:
Preferred stock, $0.01 par value; Authorized, 5,000,000 shares; none issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value; Authorized, 30,000,000 shares; Issued and outstanding 5,491,605 and 4,699,035 shares at June 30, 2017 and December 31, 2016, respectively	5,491	4,699
Additional paid-in capital	41,772,200	36,954,817
Accumulated deficit	(47,492,735)	(41,959,798)

Total Stockholders’ Deficiency	(5,715,044)	(5,000,282)

Total Liabilities and Stockholders’ Deficiency	$1,423,680	$1,580,015

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended,		For The Six Months Ended,
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	$20,000	$16,155	$27,000	$25,280

Cost of sales	-	71	-	81

Gross Profit	20,000	16,084	27,000	25,199

Operating Expenses
Marketing and promotion	9,053	18,178	38,123	40,695
Consulting	875,309	550,006	1,339,444	834,813
Research and development	610,725	608,688	1,416,578	1,474,732
General and administrative	1,093,928	982,358	2,291,241	1,885,239

Total Operating Expenses	2,589,015	2,159,230	5,085,386	4,235,479

Loss From Operations	(2,569,015)	(2,143,146)	(5,058,386)	(4,210,280)

Other Expense
Interest expense	(95,403)	(45,008)	(193,204)	(87,848)
Amortization of debt discount	(84,167)	(65,448)	(216,909)	(402,469)
Gain (loss) on extinguishment of notes payable, net	1,402	(4,813)	(59,938)	(16,660)
Warrant modification expense	-	-	(4,500)	(28,486)

Total Other Expense	(178,168)	(115,269)	(474,551)	(535,463)

Net Loss	$(2,747,183)	$(2,258,415)	$(5,532,937)	$(4,745,743)

Net Loss Per Share - Basic and Diluted	$(0.51)	$(0.56)	$(1.06)	$(1.26)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	5,401,864	4,006,617	5,196,300	3,776,207

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficiency

For the Six Months Ended June 30, 2017

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2016	4,699,035	$4,699	$36,954,817	$(41,959,798)	$(5,000,282)

Shares and warrants issued for cash	331,335	331	993,669	-	994,000

Exercise of warrants for purchase of
common stock	50,000	50	174,950	-	175,000

Conversion of notes payable and accrued
interest into common stock	104,632	104	246,030	-	246,134

Shares and warrants issued in exchange
for notes payable and accrued interest	132,082	132	421,170	-	421,302

Shares and warrants issued in satisfaction
of accrued services	156,668	157	568,547	-	568,704

Shares and warrants issued or modified
and recorded as debt discount in connection with notes payable	17,853	18	124,999	-	125,017

Beneficial conversion features related to
convertible notes payable	-	-	407	-	407

Warrant modifications	-	-	4,500	-	4,500

Stock-based compensation:
- options and warrants	-	-	2,283,111	-	2,283,111

Net loss	-	-	-	(5,532,937)	(5,532,937)
Balance - June 30, 2017	5,491,605	$5,491	$41,772,200	$(47,492,735)	$(5,715,044)

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Six Months Ended
	June 30,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(5,532,937)	$(4,745,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	216,909	402,469
Accretion of interest expense	89,364	2,916
Depreciation and amortization	129,486	127,182
Stock-based compensation	2,283,111	1,355,327
Loss on extinguishment of note payables, net	59,938	16,660
Loss on settlement of payables	98,704	-
Warrant modification expense	4,500	28,486
Changes in operating assets and liabilities:
Accounts receivable	(14,000)	77,375
Prepaid expenses and other current assets	10,918	15,326
Accounts payable	215,555	(377,197)
Accrued interest, expenses and other current liabilities	453,524	361,794

Total Adjustments	3,548,009	2,010,338

Net Cash Used In Operating Activities	(1,984,928)	(2,735,405)

Cash Flows From Investing Activities
Purchases of property and equipment	-	(151,200)

Net Cash Used In Investing Activities	-	(151,200)

Cash Flows From Financing Activities
Proceeds from notes payable	875,000	980,000
Repayments of notes payable	(74,003)	(118,500)
Advances from an officer	34,015	89,045
Repayments of advances from an officer and a director	(49,015)	(160,575)
Proceeds from exercise of warrants	175,000	212,898
Sales of common stock and warrants for cash	994,000	2,233,372

Net Cash Provided By Financing Activities	1,954,997	3,236,240

Net (Decrease) Increase In Cash	(29,931)	349,635

Cash - Beginning	31,822	166,555

Cash - Ending	$1,891	$516,190

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows — Continued

(unaudited)

	For The Six Months Ended
	June 30,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$11,000	$15,000

Non-cash investing and financing activities:
Warrants modification expense	$4,500	$-
Shares and warrants issued or modified as debt discount in connection with
notes payable	$125,017	$129,613
Shares and warrants issued in exchange for notes payable and accrued interest	$421,302	$231,480
Conversion of notes payable and accrued interest into common stock	$246,134	$215,158
Shares issued in satisfaction of accrued consulting and director services	$568,704	$27,553
Beneficial conversion features recorded as debt discount	$407	$215,446

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Business Organization and Nature of Operations

BioRestorative Therapies, Inc. has one wholly-owned subsidiary, Stem Pearls, LLC (“Stem Pearls”). Stem Cell Cayman Ltd. (“Cayman”), which was formed in the Cayman Islands as a wholly-owned subsidiary of the Company, was dissolved during the three months ended March 31, 2017. BioRestorative Therapies, Inc. and its subsidiaries are referred to collectively as “BRT” or the “Company” (See Note 3 – Summary of Significant Accounting Policies – Principles of Consolidation). BRT develops therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells. BRT’s website is at www.biorestorative.com. BRT is currently developing a Disc/Spine Program referred to as “brtxDISC”. Its lead cell therapy candidate, BRTX-100, is a product formulated from autologous (or a person’s own) cultured mesenchymal stem cells collected from the patient’s bone marrow. The product is intended to be used for the non-surgical treatment of protruding and bulging lumbar discs in patients suffering from chronic lumbar disc disease. BRT is also engaging in research efforts with respect to a platform technology utilizing brown adipose (fat) for therapeutic purposes to treat type 2 diabetes, obesity and other metabolic disorders and has labeled this initiative its ThermoStem Program. Through the program, BRT is developing a cell-based therapy to target type 2 diabetes, obesity and other metabolic disorders using brown adipose (fat) derived stem cells to generate brown adipose tissue (“BAT”). BAT is intended to mimic naturally occurring brown adipose depots that regulate metabolic homeostasis in humans. Further, BRT has licensed a patented curved needle device that is a needle system designed to deliver cells and/or other therapeutic products or material to the spine and discs. BRT has developed a human cellular extract that has been demonstrated in in vitro studies to increase the production of collagen and fibronectin, which are proteins that are essential to combating the aging of cells. BRT offers plant stem cell-based facial creams and beauty products under the Stem Pearl brand.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the operating results for the full year ending December 31, 2017 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2016 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 22, 2017.

Note 2 – Going Concern and Management’s Plans

As of June 30, 2017, the Company had a working capital deficiency and a stockholders’ deficiency of $6,947,637 and $5,715,044, respectively. During the three and six months ended June 30, 2017, the Company incurred net losses of $2,747,183 and $5,532,937, respectively. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within the twelve months from the filing date of this report.

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

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

 Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Going Concern and Management’s Plans – Continued

Subsequent to June 30, 2017, the Company has received aggregate debt proceeds of $250,000, debt and accrued interest of $120,963 and $7,006, respectively, has been converted into or exchanged for common stock, and the due date for the repayment of $1,007,250 of debt has been extended to dates between October 2017 and February 2018. As a result, the Company expects to have the cash required to fund its operations through September 2017. While there can be no assurance that it will be successful, the Company is in negotiations to raise additional capital. As of the filing date of this report, the Company has notes payable with an aggregate principal balance of $382,500 which are past due. The Company is currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. However, there can be no assurance that the Company will be successful in extending or converting these notes. See Note 8 – Subsequent Events for additional details.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of Cayman and Stem Pearls. All significant intercompany transactions have been eliminated in the consolidation. As discussed above, Cayman, which had no material assets, liabilities or operations (other than intercompany balances) and is no longer needed to facilitate certain financings, was dissolved in March 2017.

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

Concentrations

One license and the related royalties comprised substantially all of the Company’s revenue during the three and six months ended June 30, 2017. See Revenue Recognition below.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

 Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies – Continued

Revenue Recognition

The Company’s policy is to recognize product sales when the risk of loss and title to the product transfers to the customer, after estimating potential returns. The Company recognizes sublicensing and royalty revenue when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) the service is completed without further obligation, (iii) the sales price to the customer is fixed or determinable, and (iv) collectability is reasonably assured. During the three and six months ended June 30, 2017, the Company did not recognize revenue related to sales of Stem Pearls skincare products. During the three and six months ended June 30, 2016, the Company recognized revenue related to sales of Stem Pearls skincare products of $155 and $280, respectively.

In November 2015, the Company and a stem cell treatment company (“SCTC”) entered into an amendment to a January 27, 2012 license agreement between them. Pursuant to the amendment, effective November 30, 2015, the Company granted to the SCTC a non-exclusive sublicense to use, and the right to sublicense to third parties the right to use, in certain locations in the United States, certain intellectual property related to stem cell disc procedures (that originally was licensed to the Company by the SCTC pursuant to the January 27, 2012 license agreement). In consideration of the sublicense, the SCTC has agreed to pay the Company royalties on a per disc procedure basis. During the three and six months ended June 30, 2017, the Company recognized $20,000 and $27,000, respectively, of revenue related to the Company’s sublicense agreement. During the three and six months ended June 30, 2016, the Company recognized $16,000 and $25,000, respectively, of revenue related to the Company’s sublicense agreement.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2017	2016
Options	3,018,700	2,160,950
Warrants	3,592,831	2,486,286
Convertible notes	276,943	90,297
Total potentially dilutive shares	6,888,474	4,737,533

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

Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation—Stock Compensation (Topic 718)” (“ASU 2017-09”). ASU 2017-09 provides clarity on the accounting for modifications of stock-based awards. ASU 2017-09 requires adoption on a prospective basis in the annual and interim periods for our fiscal year ending December 31, 2019 for share-based payment awards modified on or after the adoption date. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated cash flows and related disclosures.

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	June 30, 2017	December 31, 2016
Credit card payable	$1,369	$1,778
Accrued payroll	970,748	1,105,293
Accrued research and development expenses	486,177	581,175
Accrued general and administrative expenses	407,681	263,468
Deferred rent	47,629	52,945
Total accrued expenses	$1,913,604	$2,004,659

During the six months ended June 30, 2017, the Company received non-interest bearing advances in the amount of $34,015 from an officer of the Company and repaid an aggregate of $49,015 of non-interest bearing advances from a director and an officer of the Company.

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

Effective March 1, 2017, the Company entered into exchange agreements with four non-employee directors of the Company, pursuant to which an aggregate of $265,000 of accrued director fees were exchanged for an aggregate of 88,334 shares of common stock of the Company and, in consideration thereof, the Company issued to the directors immediately vested five-year warrants for the purchase of an aggregate of 88,334 shares of common stock of the Company at an exercise price of $4.00 per share. The aggregate value of the shares and warrants was $320,652, and accordingly the Company recorded a loss on settlement of payables of $55,652.

See Note 6 – Commitments and Contingencies – Consulting Agreements for details regarding an additional exchange of accrued consulting fees for shares of common stock and warrants.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

 Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable

A summary of the notes payable activity during the six months ended June 30, 2017 is presented below:

	Related Party	Convertible		Other	Debt
	Notes	Notes		Notes	Discount	Total
Outstanding, December 31, 2016	$697,500	$390,000	[1]	$1,249,065	$(179,964)	$2,156,601
Issuances	-	350,000		618,000	-	968,000
Exchanges for equity	(97,500)	(50,000)		(203,750)	-	(351,250)
Conversions to equity	-	(233,750)		-	-	(233,750)
Repayments	(50,000)	-		(24,003)	-	(74,003)
Recognition of debt discount	-	-		-	(218,420)	(218,420)
Accretion of interest expense	-	-		8,500	80,864	89,364
Amortization of debt discount	-	-		-	216,909	216,909
Outstanding, June 30, 2017	$550,000	$456,250	[1]	$1,647,812	$(100,611)	$2,553,451

[1]	As of June 30, 2017 and December 31, 2016, a designated portion of convertible notes with an aggregate principal balance of $456,250 and $390,000, respectively, was convertible into shares of common stock at the election of the Company near maturity. In the event the Company exercised or exercises that conversion right on a designated portion of such principal balance, the holder had or has the right to accelerate the conversion of up to $343,750 and $296,250 of principal into shares of common stock at June 30, 2017 and December 31, 2016, respectively, at the same conversion price.

Related Party Notes

As of June 30, 2017 and December 31, 2016, related party notes consisted of notes payable issued to certain directors of the Company and the Tuxis Trust (the “Trust”). A director and principal shareholder of the Company serves as the trustee of Trust, which was established for the benefit of his immediate family.

During the six months ended June 30, 2017, the Company and certain related party lenders agreed to exchange certain related party notes with an aggregate principal balance of $97,500 and aggregate accrued interest of $288 into an aggregate of 32,597 shares of common stock and immediately vested five-year warrants to purchase an aggregate of 32,597 shares of common stock at an exercise price of $4.00 per share. The common stock and warrants had an aggregate exchange date value of $118,328 and, as a result, the Company recorded a loss on extinguishment of notes payable of $20,540.

During the six months ended June 30, 2017, the Company repaid an aggregate principal amount of $50,000 of related party notes.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

 Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable – Continued

Convertible Notes

During the six months ended June 30, 2017, the Company issued lenders convertible notes in the aggregate principal amount of $350,000, which bear interest at a rate of 10% per annum payable at maturity. The convertible notes mature between dates in November 2017 to February 2018. Each payment of principal and the respective accrued interest is convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to maturity and ending on the day immediately prior to maturity at a conversion price equal to between 50% to 60% of the fair market value of the Company’s stock, depending on the particular convertible note; however, in no event shall the conversion price be less than a price between $0.75 to $1.00 per share, depending on the particular convertible note. Should the Company elect to convert any of the note principal and respective accrued interest, the holder will have the right to accelerate the conversion of the remaining outstanding principal and accrued interest of the note at the same conversion price. The Company will recognize the beneficial conversion feature of the note as debt discount at the time the contingently adjustable conversion ratio is resolved. In connection with the issuance of these convertible notes, the Company issued a certain lender 8,000 shares of common stock and a certain other lender a five-year warrant to purchase 7,500 shares of common stock at an exercise price of $4.00 per share. The aggregate relative fair value of the common stock and warrants of $24,388 was recorded as an original issue discount and is being amortized over the terms of the respective notes.

During the six months ended June 30, 2017, the Company and a certain lender agreed to exchange a certain convertible note with a principal balance of $50,000 and accrued interest of $2,712 into 29,280 shares of common stock. The common stock had an exchange date value of $58,560 and, as a result, the Company recorded a loss on extinguishment of notes payable of $5,848.

During the six months ended June 30, 2017, the Company elected to convert certain convertible notes with an aggregate principal balance of $233,750 and aggregate accrued interest of $12,384 into an aggregate of 104,632 shares of common stock at conversion prices ranging from $1.96 to $2.77 per share.

Other Notes

During the six months ended June 30, 2017, the Company issued lenders other notes in the aggregate principal amount of $618,000 for aggregate gross proceeds of $525,000, and the difference of $93,000 has been recorded as an original issue discount and will be amortized over the terms of the respective notes. The other notes bear interest at rates between 0% to 10% per annum payable at maturity. The other notes matured or mature between dates in May 2017 to December 2017. In connection with the issuance of these other notes, the Company issued a certain lender 7,353 shares of common stock and certain other lenders five-year warrants to purchase an aggregate of 40,000 shares of common stock at an exercise price of $4.00 per share. The aggregate relative fair value of the common stock and warrants of $68,688 was recorded as an original issue discount and is being amortized over the terms of the respective notes.

During the six months ended June 30, 2017, the Company and certain lenders agreed to exchange certain other notes with an aggregate principal balance of $203,750 and aggregate accrued interest of $7,114 into an aggregate of 70,205 shares of common stock and immediately vested five-year warrants to purchase an aggregate of 63,205 shares of common stock at an exercise price of $4.00 per share. In addition, in consideration of the exchange by certain lenders, the Company agreed to extend the expiration dates of certain warrants held by the lenders for the purchase of an aggregate of 18,000 shares of common stock of the Company at an exercise price of $4.00 per share, from expiration dates ranging from April 27, 2021 to January 31, 2022 to a new expiration date of February 8, 2022. The common stock, warrants, and warrant modification (which represents the incremental value of the modified warrant as compared to the original warrant value, both valued as of the modification date) had an aggregate exchange date value of $244,414 and, as a result, the Company recorded a loss on extinguishment of notes payable of $33,550.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

 Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable – Continued

Other Notes – Continued

During the six months ended June 30, 2017, the Company and certain lenders agreed to extend other notes with an aggregate principal balance of $572,000, that were near or at maturity, to various dates through October 2017. In connection with one of the extensions, the Company issued the lender 2,500 shares of common stock. The issuance date fair value of the common stock of $5,000 has been recorded as a debt discount and is being amortized over the term of the note. In connection with the extensions, the Company issued certain lenders five-year, immediately vested warrants to purchase an aggregate of 18,000 shares of common stock at exercise prices ranging between $4.00 to $5.00 per share. The aggregate grant date fair value of the warrants of $26,940 has been recorded as debt discount and is being amortized over the term of the note. Additionally, in connection with one of the extensions, the Company incurred an extension fee in the amount $8,500 which was accreted as interest expense and added to the principal balance of the note.

During the six months ended June 30, 2017, the Company repaid an aggregate principal amount of $24,003 of other notes.

Note 6 – Commitments and Contingencies

Consulting Agreements

Business Advisory Services

In March 2017, a previously expired agreement for business advisory services was further amended. Pursuant to the amendment, the agreement was reinstated effective as of January 1, 2017 and provides for an expiration date of December 31, 2017. In consideration of the extension of the term of the consulting agreement, the Company issued to the consultant an immediately vested five-year warrant for the purchase of 25,000 shares of common stock of the Company at an exercise price of $4.00 per share. The aggregate grant date value of the warrant of $40,763 was recognized immediately as stock-based compensation expense which is reflected as consulting expense in the unaudited condensed consolidated financial statements. Concurrently, the Company entered into an exchange agreement with the consultant pursuant to which $30,000 of accrued consulting fees were exchanged for 10,000 shares of common stock of the Company and, in consideration thereof, the Company issued to the consultant an immediately vested five-year warrant for the purchase of 10,000 shares of common stock of the Company at an exercise price of $4.00 per share. The aggregate value of shares and warrant was $36,300, and accordingly the Company recorded a loss on settlement of payables of $6,300.

Operating Lease

Rent expense amounted to approximately $31,000 and $63,000 for the three and six months ended June 30, 2017, respectively. During the three and six months ended June 30, 2016, the Company recognized approximately $33,000 and $66,000, respectively, of rent expense.

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business, and as of June 30, 2017, none are expected to materially impact the Company’s financial position.

The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

 Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Commitments and Contingencies – Continued

Employment Agreements

In February 2017 and March 2017, the Company’s Compensation Committee and Board of Directors, respectively, approved the following associated with performance-based cash bonuses for certain of the Company’s officers and current employees: (i) new performance-based cash bonuses payable for the year ending December 31, 2017 such that an aggregate of up to $402,500 could be earned for such year pursuant to the satisfaction of such goals; and (ii) the amendment of the performance-based cash bonuses for the year ended December 31, 2016 such that an aggregate of up to $322,000 could be earned for such year pursuant to the satisfaction of such goals. Also, pursuant to the amendment of the performance-based cash bonuses, the Company’s officers and certain employees’ achievement date of 2016 milestones was extended from January 31, 2017 to July 31, 2017. As of December 31, 2016, the Company accrued approximately $191,000 for 2016 bonus milestones which were achieved and approximately $100,000 for 2016 bonus milestones which were probable to be achieved. As of June 30, 2017, the Company accrued approximately $255,250 for 2016 bonus milestones which were achieved and approximately $199,870 for 2017 bonus milestones which were probable to be achieved.

Note 7 – Stockholders’ Deficiency

Common Stock and Warrant Offerings

During the six months ended June 30, 2017, the Company issued an aggregate of 331,335 shares of common stock and five-year immediately vested warrants to purchase an aggregate of 341,335 shares of common stock at an exercise price of $4.00 to investors for aggregate gross proceeds of $994,000. The warrants had an aggregate grant date fair value of $553,295.

Warrant Compensation

On April 5, 2017, the Company extended, a previously expired agreement with a consultant from January 1, 2017 to June 30, 2017. In connection with this extension, the Company issued a five-year immediately vested warrant to purchase 20,000 shares of common stock at an exercise price of $4.50 per share. The warrant grant date fair value of $30,440 was recognized immediately as stock-based compensation expense which is reflected as consulting expense in the unaudited condensed consolidated financial statements.

Warrant and Option Valuation

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at an annual rate ranging from 0% to 5% for options granted during the six months ended June 30, 2017 and 2016. The expected term used for warrants and options issued to non-employees is the contractual life and the expected term used for options issued to employees and directors is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

 Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Warrant Modification and Exercise

On February 10, 2017, with respect to a warrant held by an investor, the Company agreed that (i) the conditions to the exercisability of the warrant for tranches to purchase an aggregate of 35,000 shares were eliminated, such that the entire warrant to purchase 50,000 shares of common stock was exercisable, and (ii) the exercise price of the warrant was reduced from an exercise price of $30.00 per share to $3.50 per share. Concurrent with the modification of the warrant, the investor exercised the warrant in full for aggregate gross proceeds to the Company of $175,000. The Company recognized a warrant modification charge of $4,500 during the six months ended June 30, 2017, which represents the incremental value of the modified warrants as compared to the original warrants, both valued as of the respective modification dates which is reflected in warrant modification expense in the unaudited condensed consolidated statement of operations.

Stock Warrants

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Risk free interest rate	1.98% - 2.22%	1.01% - 1.41%	1.98% - 2.33%	0.44% - 1.47%
Expected term (years)	5.00	5.00	5.00	0.67 - 5.00
Expected volatility	120%	126%	120% - 132%	124% - 126%
Expected dividends	0.00%	0.00%	0.00%	0.00%

The weighted average estimated fair value of the warrants granted during the three and six months ended June 30, 2017 was approximately $1.47 and $1.61 per share, respectively. The weighted average estimated fair value of the warrants granted during the three and six months ended June 30, 2016 was $1.02 and $1.76 per share, respectively.

The Company recorded stock–based compensation expense of $30,440 and $71,203 during the three and six months ended June 30, 2017, respectively, related to stock warrants issued as compensation, which is reflected as consulting expense in the unaudited condensed consolidated statements of operations. As of June 30, 2017, there was no unrecognized stock-based compensation expense related to stock warrants. The Company recorded no stock–based compensation expense during the three and six months ended June 30, 2016.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Warrants - Continued

A summary of the warrant activity during the six months ended June 30, 2017 is presented below:

				Weighted
		Weighted		Average
		Average		Remaining	Aggregate
	Number of	Exercise		Life	Intrinsic
	Warrants	Price		In Years	Value
Outstanding, December 31, 2016	2,953,651	$ 5.40	[1]
Issued	704,305	4.03
Exercised	(50,000)	3.50
Expired	(15,125)	30.33
Outstanding, June 30, 2017	3,592,831	$4.93		3.2	$-

Exercisable, June 30, 2017	3,592,831	$4.93		3.2	$-

[1]	Excludes the impact of a warrant to purchase 35,000 shares of common stock that had an exercise price which was the greater of $30.00 per share or the fair market value of the common stock on the date certain performance criteria are met. Exercisability was subject to satisfaction of certain performance criteria which had not occurred as of December 31, 2016. As discussed above under Warrant Modification and Exercise, on February 10, 2017, the performance criteria were eliminated and the exercise price was reduced to $3.50 per share in consideration of the full exercise of the warrant by the holder.

The following table presents information related to stock warrants at June 30, 2017:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$4.00 - $4.99	2,243,550	3.4	2,243,550
$5.00 - $5.99	1,184,243	3.0	1,184,243
$6.00 - $7.99	40,000	3.1	40,000
$8.00 - $9.99	2,500	2.4	2,500
$10.00 - $14.99	55,446	2.8	55,446
$15.00 - $19.99	38,559	2.2	38,559
$20.00 - $80.00	28,533	0.7	28,533
	3,592,831	3.2	3,592,831

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

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

 Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options – Continued

On June 23, 2017, the Company issued ten-year options to an employee and directors to purchase an aggregate of 850,000 shares of common stock at an exercise price of $3.35 per share. The options vest as follows: (i) options for the purchase of 283,336 shares vest immediately, (ii) options for the purchase of 283,334 shares vest on the one year anniversary of the issuance date and (iii) options for the purchase of 283,330 shares vest on the two year anniversary of the issuance date. The options had an aggregate grant date value of $2,391,900.

A summary of the option activity during the six months ended June 30, 2017 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2016	2,168,950	6.27
Granted	850,000	3.35
Forfeited	(250)	4.70
Outstanding, June 30, 2017	3,018,700	$4.34	8.4	$-

Exercisable, June 30, 2017	1,721,212	$4.74	7.8	$-

The following table presents information related to stock options at June 30, 2017:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$3.10 - $3.99	1,707,000	9.3	756,342
$4.00 - $4.99	1,234,200	6.8	887,370
$5.00 - $5.99	5,000	7.0	5,000
$6.00 - $19.99	37,500	6.5	37,500
$20.00 - $30.00	35,000	4.7	35,000
	3,018,700	7.8	1,721,212

The following table presents information related to stock option expense:

						Weighted
	For the		For the			Average
	Three Months		Six Months			Remaining
	Ended		Ended			Amortization
	June 30,		June 30,		Unrecognized at	Period
	2017	2016	2017	2016	June 30, 2017	(Years)
Consulting	$714,545	$439,644	$983,159	$543,742	$1,645,293	1.6
Research and development	106,507	75,156	364,923	182,339	609,198	1.6
General and administrative	476,226	442,450	863,826	592,163	1,194,109	1.5
	$1,297,278	$957,250	$2,211,908	$1,318,244	$3,448,600	1.6

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

 Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Subsequent Events

Notes Payable

Subsequent to June 30, 2017, the Company issued a director and principal shareholder of the Company a note in the principal amount of $175,000 (the “$175,000 Loan”), which bears interest at a rate of 15% per annum payable at maturity. The maturity date of the note is December 1, 2017 (subject to acceleration under certain circumstances). The Company agreed that the payment of the note is secured by the grant of a security interest in the Company’s equipment and intellectual property.

Subsequent to June 30, 2017, the Company issued a note in the principal amount of $83,333 of which $58,333 of principal bears interest at 10% per annum and is convertible into common stock. In connection with the issuance of the note, the Company received gross proceeds of $75,000, and the difference of $8,333 has been recorded as an original issue discount and will be amortized over the term of the note. The note is payable as follows: (i) $25,000 of principal, which bears no interest and is not convertible into common stock, is payable three weeks from the issuance date, (ii) $11,667 of principal and the respective interest on such principal is payable six months from the issuance date (the “First Maturity Date”), (iii) $11,667 of principal and the respective interest on such principal is payable two weeks following the First Maturity Date, (iv) $11,667 of principal and the respective accrued interest on such principal is payable four weeks following the First Maturity Date, (v) $11,667 of principal and the respective interest on such principal is payable six weeks following the First Maturity Date, and (vi) $11,667 of principal and the respective interest on such principal is payable eight weeks following the First Maturity Date. Excluding the $25,000 of principal that is not convertible into common stock as described above, each payment of principal and the respective accrued interest is convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to maturity and ending on the day immediately prior to maturity at a conversion price equal to 50% of the fair market value of the Company’s stock; however, in no event shall the conversion price be less than $0.75 per share. Should the Company elect to convert any of the note principal and respective accrued interest, the holder will have the right to accelerate the conversion of the remaining outstanding principal and accrued interest of the note at the same conversion price. The Company will recognize the beneficial conversion feature of the note as debt discount at the time the contingently adjustable conversion ratio is resolved.

Subsequent to June 30, 2017, the Company elected to convert certain convertible notes with an aggregate principal balance of $120,963 and accrued interest of $7,006 into an aggregate of 68,239 shares of common stock at conversion prices ranging from $1.75 to $1.92 per share.

Subsequent to June 30, 2017, the Company and the Trust agreed to extend the maturity date of a note payable with a principal balance of $500,000 from July 1, 2017 to December 1, 2017 (subject to acceleration under certain circumstances). In connection with the note extension, the Company increased the effective rate at which the note bears interest from 10% to 15% effective July 1, 2017. In connection with the $175,000 Loan, the Company agreed that the payment of the note is secured by the grant of a security interest in the Company’s equipment and intellectual property.

Subsequent to June 30, 2017, the Company and a lender agreed to extend the maturity dates of notes payable with an aggregate principal balance of $457,250 with maturity dates ranging from July 3, 2017 through July 4, 2017 to maturity dates ranging from October 1, 2017 through October 2, 2017. In connection with the note extensions, the Company increased the effective rate at which the notes bear interest from 0% to 8% effective August 2, 2017. Also, in connection with the note extensions, the Company added a conversion feature, pursuant to which each payment of principal and the respective accrued interest is convertible into shares of the Company’s common stock at the election of the lender any time immediately until the balance has been paid in full at a conversion price equal to 80% of the fair market value of the Company’s stock (subject to reduction to 70% under certain circumstances); however, in no event shall the conversion price be less than $1.00 per share. The Company will recognize the beneficial conversion feature of the note as debt discount at the time the contingently adjustable conversion ratio is resolved.

Subsequent to June 30, 2017, the Company and a director of the Company agreed to extend the maturity date of a note payable with a principal balance of $50,000 from February 2017 to February 2018. In connection with the extension, the Company issued the director five-year, immediately vested warrants to purchase 5,000 shares of common stock at an exercise price of $4.00 per share.

Note 8 – Subsequent Events – Continued

Warrants

Subsequent to June 30, 2017, the Company issued an immediately vested five-year warrant to purchase 25,000 shares of common stock at an exercise price of $4.00 per share to a consultant for services rendered.

Options

Subsequent to June 30, 2017, the Company issued ten-year options to employees and an advisor to purchase an aggregate of 267,000 shares of common stock at exercise prices ranging between $2.80 to $3.35 per share. The options vest as follows: (i) options for the purchase of 89,004 shares vest on the one year anniversary of the issuance date, (ii) options for the purchase of 89,002 shares vest on the two year anniversary of the issuance date and (iii) options for the purchase of 88,994 shares vest on the three year anniversary of the issuance date.

Current Liabilities

Subsequent to June 30, 2017, the Company entered into an exchange agreement with a certain vendor of the Company, pursuant to which $17,697 of accounts payable were exchanged for 8,334 shares of common stock of the Company. In consideration thereof, the Company issued to the vendor immediately vested five-year warrants for the purchase of 2,000 shares of common stock of the Company at an exercise price of $4.00 per share.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of BioRestorative Therapies, Inc. (together with its subsidiaries, "BRT") for the three and six months ended June 30, 2017 and 2016 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to BRT. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2017.

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

Overview

We develop therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult (non-embryonic) stem cells. We are currently pursuing our Disc/Spine Program with our initial therapeutic product being called BRTX-100. We have obtained a license to use technology for adult stem cell treatment of disc and spine conditions, including protruding and bulging lumbar discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the legs and feet. We are also developing our ThermoStem Program. This pre-clinical program involves the use of brown adipose (fat) in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies. A United States patent related to the ThermoStem Program was issued in September 2015, and an Australian patent related to the ThermoStem Program was issued in August 2017.

We have licensed a patented curved needle device that is a needle system designed to deliver cells and/or other therapeutic products or materials to the spine and discs. We also offer stem cell derived cosmetic and skin care products.

Our offices are located in Melville, New York where we have established a laboratory facility in order to increase our capabilities for the further development of possible cellular-based treatments, products and protocols, stem cell-related intellectual property and translational research applications.

As of June 30, 2017, our accumulated deficit was $47,492,735, our stockholders’ deficiency was $5,715,044 and our working capital deficiency was $6,947,637. We have historically only generated a modest amount of revenue, and our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

Based upon our working capital deficiency as of June 30, 2017 and our forecast for continued operating losses, we require equity and/or debt financing to continue our operations. As of June 30, 2017, our outstanding debt of $2,654,062, together with interest at rates ranging between 0% and 15% per annum, was due on various dates through February 2018. Subsequent to June 30, 2017 and through the filing date of this report, we have received aggregate debt proceeds of $250,000, debt and accrued interest of $120,963 and $7,006, respectively, has been converted into or exchanged for common stock, and the due date for the repayment of $1,007,250 of debt has been extended from July 2017 to dates between October 2017 and February 2018. Giving effect to the above actions, we currently have notes payable aggregating $382,500 which are past due. Based upon our working capital deficiency and outstanding debt, we expect to be able to fund our operations through September 2017. We will require additional funding to repay our outstanding debt ($2,654,062 as of June 30, 2017) (assuming that no debt is converted into equity) and fund general operations. We anticipate that we will require approximately $10,000,000 in financing to commence and complete a Phase 2 clinical trial using BRTX-100. We anticipate that we will require approximately $30,000,000 in further additional funding to complete our clinical trials using BRTX-100 (assuming the receipt of no revenues). We will also require a substantial amount of additional funding if we determine to establish a manufacturing operation with regard to our Disc/Spine Program (as opposed to utilizing a third-party manufacturer) and to implement our other programs, including our metabolic ThermoStem Program. No assurance can be given that the anticipated amounts of required funding are correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise.

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

Consolidated Results of Operations

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended June 30, 2017 and 2016, respectively:

	For The Three Months Ended
	June 30,
	2017	2016

Revenues	$20,000	$16,155

Cost of sales	-	71

Gross Profit	20,000	16,084

Operating Expenses
Marketing and promotion	9,053	18,178
Consulting	875,309	550,006
Research and development	610,725	608,688
General and administrative	1,093,928	982,358

Total Operating Expenses	2,589,015	2,159,230

Loss From Operations	(2,569,015)	(2,143,146)

Other Expense
Interest expense	(95,403)	(45,008)
Amortization of debt discount	(84,167)	(65,448)
Gain (loss) on extinguishment of notes payable, net	1,402	(4,813)

Total Other Expense	(178,168)	(115,269)

Net Loss	$(2,747,183)	$(2,258,415)

Revenues

For the three months ended June 30, 2017, we generated $20,000 of royalty revenue in connection with our sublicense agreement. For the three months ended June 30, 2016, we generated $16,000 of royalty revenue in connection with our sublicense agreement and $155 of sales of Stem Pearls skincare products.

Cost of sales

For the three months ended June 30, 2017, cost of sales was $0 as compared to $71 for the three months ended June 30, 2016. For the three months ended June 30, 2016, cost of sales consisted of the costs of the underlying Stem Pearls skincare products.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the three months ended June 30, 2017, marketing and promotion expenses decreased by $9,125, or 50%, from $18,178 to $9,053 as compared to the three months ended June 30, 2016.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended June 30, 2017, consulting expenses increased $325,303, or 59%, from $550,006 to $875,309, as compared to the three months ended June 30, 2016. The increase is primarily due to an approximately $319,000 increase in consultant stock-based compensation expense related to options granted to directors and an increase of approximately $8,000 in other cash consulting fees.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; (c) our President, Disc/Spine Division (who left the Company on July 24, 2017); and (d) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended June 30, 2017, research and development expenses increased by $2,037, or 0%, from $608,688 to $610,725, as compared to the three months ended June 30, 2016. The increase was primarily a result of approximately $31,000 of stock-based compensation expense related to options granted to our Vice President of Research and Development, our Scientific Advisory Board members, our President, Disc/Spine Division and laboratory staff, an increase of approximately $22,000 of laboratory fees due to a ramp up in activities in building of a lab, partially offset by a decrease of approximately $28,000 of medical supplies in connection with a previous stock up of supplies pending lab development and a decrease of $22,000 related to the reversal of previously accrued 2016 bonus that is no longer probable to be achieved.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of (a) our Vice President of Research and Development; (b) our President, Disc/Spine Division; and (c) our laboratory staff) as well as corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the three months ended June 30, 2017, general and administrative expenses increased by $111,570, or 11%, from $982,358 to $1,093,928, as compared to the three months ended June 30, 2016. The increase is primarily related to approximately $34,000 in stock-based compensation to employees and our Chief Executive Officer and an increase in professional fees of approximately $75,000 related to legal services rendered in connection with patent applications.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the three months ended June 30, 2017, interest expense increased $50,395, or 112%, as compared to the three months ended June 30, 2016. The increase was due to an increase in interest-bearing short-term borrowings as compared to the three months ended June 30, 2016.

Amortization of debt discount

For the three months ended June 30, 2017, amortization of debt discount increased $18,719, or 29%, as compared to the three months ended June 30, 2016. The increase was primarily due to the timing of the recognition of expense related to the beneficial conversion features of convertible notes.

Gain (loss) on extinguishment of notes payable

For the three months ended June 30, 2017, we recorded a gain on extinguishment of notes payable of $1,402, which is associated with investors’ exchanges of debt into equity securities, as compared to a loss on extinguishment of notes payable of $4,813 for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

The following table presents selected items in our unaudited condensed consolidated statements of operations for the six months ended June 30, 2017 and 2016, respectively:

	For The Six Months Ended,
	June 30,
	2017	2016

Revenues	$27,000	$25,280

Cost of sales	-	81

Gross Profit	27,000	25,199

Operating Expenses
Marketing and promotion	38,123	40,695
Consulting	1,339,444	834,813
Research and development	1,416,578	1,474,732
General and administrative	2,291,241	1,885,239

Total Operating Expenses	5,085,386	4,235,479

Loss From Operations	(5,058,386)	(4,210,280)

Other Expense
Interest expense	(193,204)	(87,848)
Amortization of debt discount	(216,909)	(402,469)
Gain (loss) on extinguishment of notes payable, net	(59,938)	(16,660)
Warrant modification expense	(4,500)	(28,486)

Total Other Expense	(474,551)	(535,463)

Net Loss	$(5,532,937)	$(4,745,743)

Revenues

For the six months ended June 30, 2017, we generated $27,000 of royalty revenue in connection with our sublicense agreement. For the six months ended June 30, 2016, we generated $25,000 of royalty revenue in connection with our sublicense agreement and $280 of sales of Stem Pearls skincare products.

Cost of sales

For the six months ended June 30, 2017, cost of sales was $0 as compared to $81 for the six months ended June 30,2016. For the six months ended June 30, 2016, cost of sales consisted of the costs of the underlying Stem Pearls skincare products.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the six months ended June 30, 2017, marketing and promotion expenses decreased by $2,572, or 6%, from $40,695 to $38,123 as compared to the six months ended June 30, 2016.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the six months ended June 30, 2017, consulting expenses increased $504,631, or 60%, from $834,813 to $1,339,444, as compared to the six months ended June 30, 2016. The increase is primarily due to an approximately $474,000 increase in consultant stock-based compensation expense related to options granted to directors and consultants and a $13,000 increase in other cash consulting fees.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; (c) our President, Disc/Spine Division (who left the Company on July 24, 2017); and (d) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the six months ended June 30, 2017, research and development expenses decreased by $58,154, or 4%, from $1,474,732 to $1,416,578, as compared to the six months ended June 30, 2016. The decrease was primarily as a result of an approximately $245,000 decrease in costs related to a third party laboratory associated with the completion of our animal study for our disc/spine initiative, partially offset by approximately $182,000 of stock-based compensation expense in connection with the repricing of options granted to our Vice President of Research and Development, our Scientific Advisory Board members, our President, Disc/Spine Division and laboratory staff.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of (a) our Vice President of Research and Development; (b) our President, Disc/Spine Division; and (c) our laboratory staff) as well as corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the six months ended June 30, 2017, general and administrative expenses increased by $406,002, or 22%, from $1,885,239 to $2,291,241, as compared to the six months ended June 30, 2016. The increase is primarily related to approximately $272,000 in stock-based compensation to employees and our Chief Executive Officer, and an increase in professional fees of approximately $88,000 related to legal services rendered in connection with patent applications.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the six months ended June 30, 2017, interest expense increased $105,356, or 120%, as compared to the six months ended June 30, 2016. The increase was due to an increase in interest-bearing short-term borrowings as compared to the six months ended June 30, 2016.

Amortization of debt discount

For the six months ended June 30, 2017, amortization of debt discount decreased $185,560, or 46%, as compared to the six months ended June 30, 2016. The decrease was primarily due to the timing of the recognition of expense related to the beneficial conversion features of convertible notes.

Loss on extinguishment of notes payable

For the six months ended June 30, 2017, we recorded a loss on extinguishment of notes payable of $59,938, which is associated with investors’ exchanges of debt into equity securities, as compared to a loss on extinguishment of notes payable of $16,660 for the six months ended June 30, 2016.

Warrant modification expense

During the six months ended June 30, 2017 and 2016, we recorded expense related to the modification of the exercise prices of certain outstanding warrants of $4,500 and $28,486, respectively.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	June 30, 2017	December 31, 2016

Cash	$1,891	$31,822

Working Capital Deficiency	$(6,947,637)	$(5,771,460)

Notes Payable (Gross)	$2,654,062	$2,336,565

Availability of Additional Funds

Based upon our working capital deficiency and stockholders’ deficiency of $6,947,637 and $5,715,044, respectively, as of June 30, 2017, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern within the twelve months from the date of this filing.

As of June 30, 2017, our outstanding debt of $2,654,062, together with interest at rates ranging between 0% and 15% per annum, was due on various dates through February 2018. Subsequent to June 30, 2017 and through the filing date of this report, we have received aggregate debt proceeds of $250,000, debt and accrued interest of $120,963 and $7,006, respectively, has been converted into or exchanged for common stock, and the due date for the repayment of $1,007,250 of debt has been extended from July 2017 to dates between October 2017 and February 2018. Giving effect to the above actions, we currently have notes payable aggregating $382,500 which are past due. As of the date of filing, our outstanding debt was as follows:

Principal
Maturity Date	Amount
Past Due	$382,500
QE 9/30/2017	25,000
QE 12/31/2017	2,106,850
QE 3/31/2018	277,083
$2,791,433

Based upon our working capital deficiency, outstanding debt and forecast for continued operating losses we expect that the cash we currently have available will fund our operations through September 2017. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes). Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

During the six months ended June 30, 2017 and 2016, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the six months ended June 30, 2017 and 2016 in the amounts of $1,984,931 and $2,735,405, respectively. The net cash used in operating activities for the six months ended June 30, 2017 was primarily due to cash used to fund a net loss of $5,532,937, adjusted for non-cash expenses in the aggregate amount of $2,882,013 plus $665,993 of cash generated by changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable, plus accrued interest, expenses and other liabilities. The net cash used in operating activities for the six months ended June 30, 2016 was primarily due to cash used to fund a net loss of $4,745,743, adjusted for non-cash expenses in the aggregate amount of $1,933,040, plus $77,298 of cash provided by changes in the levels of operating assets and liabilities, primarily as a result of an increase in accrued interest, expenses, other current liabilities, and by a decrease in accounts receivables, partially offset by a decrease in accounts payable.

Net Cash Used in Investing Activities

During the six months ended June 30, 2017, there was no net cash used in or provided by investing activities. During the six months ended June 30, 2016, net cash used in investing activities was $151,200, due to cash used for the purchase of furniture, computer equipment and medical equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2017 and 2016 was $1,955,000 and $3,236,240, respectively. During the six months ended June 30, 2017, $786,000 of net proceeds were from debt financings and other borrowings and $1,169,000 of proceeds were from equity financings (including proceeds received in connection with the exercise of common stock purchase warrants). During the six months ended June 30, 2016, $789,970 of net proceeds were from debt financings and other borrowings and $2,446,270 of proceeds were from equity financings (including proceeds received in connection with the exercise of common stock purchase warrants).

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2017, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, as transactions by an issuer not involving any public offering or Section 3(a)(9) of the Securities Act as a security exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2016, our Quarterly Report on Form 10-Q for the period ended March 31, 2107, Current Reports on Form 8-K filed with the Securities and Exchange Commission, and press releases made by us), and we were available to answer questions by prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficiency and for other corporate purposes.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price	Term (Years)	Purchaser(s)	Consideration (1)
4/10/17	10,239	-	$-	-	(2)	$26,212	(3)
4/24/17	10,481	-	$-	-	(2)	$26,308	(3)
4/25/17-6/22/17	28,000	28,000	$4.00	5	(2)	$84,000
4/26/17	8,000	-	$-	-	(2)	$14,800	(4)
4/26/17	29,280	-	$-	-	(2)	$52,712	(5)
5/3/17	7,279	-	$-	-	(2)	$19,654	(3)
5/9/17	7,000	-	$-	-	(2)	$21,250	(5)
5/17/17	8,288	-	$-	-	(2)	$19,726	(3)
5/31/17	9,166	-	$-	-	(2)	$19,798	(3)
6/9/17	2,500	-	$-	-	(2)	$5,000	(6)
6/12/17	7,353	-	$-	-	(2)	$13,603	(4)
6/14/17	9,886	-	$-	-	(2)	$19,870	(3)
6/28/17	10,174	-	$-	-	(2)	$19,942	(3)
6/29/17	12,912	-	$-	-	(2)	$26,212	(3)

(1)	The value of the non-cash consideration was estimated to be the fair value of our restricted common stock. Since our shares are thinly traded in the open market, the fair value of our equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares.
(2)	Accredited investor.
(3)	Issued in connection with the conversion of convertible notes payable.
(4)	Issued in connection with the issuance of notes payable.
(5)	Issued in connection with the exchange of notes payable.
(6)	Issued in connection with a note payable maturity extension.

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

Date: August 14, 2017	BIORESTORATIVE THERAPIES, INC.

	By:	/s/ Mark Weinreb
Mark Weinreb
Chief Executive Officer
(Principal Executive and Financial Officer)

