Form 10-Q
period 2017-09-30
BioRestorative Therapies, Inc.
filed 2017-11-14
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

As of November 14, 2017, there were 5,658,856 shares of common stock outstanding.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
Assets

Current Assets:
Cash	$734	$31,822
Accounts receivable	16,000	6,000
Prepaid expenses and other current assets	19,603	35,578

Total Current Assets	36,337	73,400

Property and equipment, net	369,575	508,594
Intangible assets, net	907,673	963,845
Security deposit	34,176	34,176
Deferred offering costs	70,907	-
Total Assets	$1,418,668	$1,580,015

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$2,718,428	$2,283,981
Accrued expenses and other current liabilities	2,079,672	1,574,659
Accrued interest	262,894	127,375
Current portion of notes payable, net of debt discount of $83,720 and $152,720 at September 30, 2017 and December 31, 2016, respectively	2,873,153	1,858,845
Derivative liabilities	110,840	-

Total Current Liabilities	8,044,987	5,844,860
Accrued expenses, non-current portion	-	430,000
Accrued interest, non-current portion	2,275	7,681
Notes payable, non-current portion, net of debt discount of $2,104 and $27,244 at September 30, 2017 and December 31, 2016, respectively	61,686	297,756

Total Liabilities	8,108,948	6,580,297

Commitments and contingencies

Stockholders’ Deficiency:
Preferred stock, $0.01 par value; Authorized, 5,000,000 shares; none issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value; Authorized, 30,000,000 shares; Issued and outstanding 5,605,457 and 4,699,035 shares at September 30, 2017 and December 31, 2016, respectively	5,605	4,699
Additional paid-in capital	42,848,938	36,954,817
Accumulated deficit	(49,544,823)	(41,959,798)
Total Stockholders’ Deficiency	(6,690,280)	(5,000,282)
Total Liabilities and Stockholders’ Deficiency	$1,418,668	$1,580,015

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues	$16,000	$5,000	$43,000	$30,280

Cost of sales	-	-	-	81

Gross Profit	16,000	5,000	43,000	30,199

Operating Expenses
Marketing and promotion	6,988	15,632	45,111	56,327
Consulting	523,917	437,717	1,863,361	1,272,530
Research and development	490,654	656,169	1,907,232	2,130,901
General and administrative	738,077	610,694	3,029,318	2,495,933

Total Operating Expenses	1,759,636	1,720,212	6,845,022	5,955,691

Loss From Operations	(1,743,636)	(1,715,212)	(6,802,022)	(5,925,492)

Other Expense
Interest expense	(114,202)	(57,429)	(307,406)	(145,277)
Amortization of debt discount	(159,977)	(35,387)	(376,886)	(437,856)
Loss on extinguishment of notes payable, net	-	(25,850)	(59,938)	(42,510)
Change in fair value of derivative liabilities	(15,311)	-	(15,311)	-
Warrant modification expense	(18,962)	-	(23,462)	(28,486)

Total Other Expense	(308,452)	(118,666)	(783,003)	(654,129)

Net Loss	$(2,052,088)	$(1,833,878)	$(7,585,025)	$(6,579,621)

Net Loss Per Share - Basic and Diluted	$(0.37)	$(0.43)	$(1.42)	$(1.67)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	5,556,378	4,282,968	5,324,321	3,946,346

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficiency

For the Nine Months Ended September 30, 2017

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2016	4,699,035	$4,699	$36,954,817	$(41,959,798)	$(5,000,282)

Shares and warrants issued for cash	341,335	341	1,023,659	-	1,024,000

Exercise of warrants for purchase of common stock	50,000	50	174,950	-	175,000

Conversion of notes payable and accrued interest into common stock	179,150	179	388,924	-	389,103

Shares and warrants issued in exchange for notes payable and accrued interest	132,082	132	421,170	-	421,302

Shares and warrants issued in satisfaction of accrued services	165,002	165	588,427	-	588,592

Shares and warrants issued or modified and recorded as debt discount in connection with notes payable	28,853	29	173,410	-	173,439

Reclassification of derivative liabilities to equity	-	-	4,780	-	4,780

Beneficial conversion features related to convertible notes payable	-	-	10,596	-	10,596

Warrant modifications	-	-	23,462	-	23,462

Stock-based compensation:
- common stock	10,000	10	19,990	-	20,000
- options and warrants	-	-	3,064,753	-	3,064,753

Net loss	-	-	-	(7,585,025)	(7,585,025)
Balance - September 30, 2017	5,605,457	$5,605	$42,848,938	$(49,544,823)	$(6,690,280)

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Nine Months Ended
	September 30,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(7,585,025)	$(6,579,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	376,886	437,856
Accretion of interest expense	133,431	15,699
Depreciation and amortization	195,191	192,720
Stock-based compensation	3,084,753	1,866,242
Loss on extinguishment of note payables, net	59,938	42,510
Loss on settlement of payables	100,895	-
Change in fair value of derivative liabilities	15,311	-
Warrant modification expense	23,462	28,486
Changes in operating assets and liabilities:
Accounts receivable	(10,000)	88,375
Prepaid expenses and other current assets	15,975	8,023
Accounts payable	409,992	(421,883)
Accrued interest, expenses and other current liabilities	685,103	380,556

Total Adjustments	5,090,937	2,638,584

Net Cash Used In Operating Activities	(2,494,088)	(3,941,037)

Cash Flows From Investing Activities
Purchases of property and equipment	-	(181,942)

Net Cash Used In Investing Activities	-	(181,942)

Cash Flows From Financing Activities
Proceeds from notes payable	1,385,000	1,395,000
Repayments of notes payable	(114,000)	(476,500)
Advances from an officer and a family member of an officer	43,515	127,060
Repayments of advances from an officer and a director	(50,515)	(214,090)
Proceeds from exercise of warrants	175,000	212,898
Sales of common stock and warrants for cash	1,024,000	2,918,372

Net Cash Provided By Financing Activities	2,463,000	3,962,740
Net Decrease In Cash	(31,088)	(160,239)

Cash - Beginning	31,822	166,555
Cash - Ending	$734	$6,316

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows -- Continued

(unaudited)

	For The Nine Months Ended
	September 30,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$11,000	$30,406

Non-cash investing and financing activities:
Derivative liabilities recorded as debt discount	$100,309	$-
Shares and warrants issued or modified and recorded as debt discount in connection with notes payable	$173,439	$158,944
Shares and warrants issued in exchange for notes payable and accrued interest	$421,302	$257,330
Conversion of notes payable and accrued interest into common stock	$389,103	$325,921
Shares issued in satisfaction of accrued consulting and director services	$588,592	$27,553
Reclassification of derivative liabilities to equity	$4,780	$-
Beneficial conversion features set up as debt discount	$10,596	$221,004
Retirement of treasury shares	$-	$48,875
Offering costs in accounts payable and accrued expenses	$70,907	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year ending December 31, 2017 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2016 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 22, 2017.

Note 2 – Going Concern and Management’s Plans

As of September 30, 2017, the Company had a working capital deficiency and a stockholders’ deficiency of $8,008,650 and $6,690,280, respectively. During the three and nine months ended September 30, 2017, the Company incurred net losses of $2,052,088 and $7,585,025, respectively. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statement issuance date.

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

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Going Concern and Management’s Plans – Continued

Subsequent to September 30, 2017, the Company has received aggregate equity and debt proceeds of $30,000 and $964,950, respectively, debt (inclusive of accrued interest) of $67,527 has been converted into or exchanged for common stock, and the due date for the repayment of $1,088,167 of debt has been extended to dates between October 2017 and February 2018. As a result, the Company expects to have the cash required to fund its operations through December 2017. While there can be no assurance that it will be successful, the Company is in negotiations to raise additional capital. As of the filing date of this report, the Company has notes payable with an aggregate principal balance of $557,500 which are past due. The Company is currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. However, there can be no assurance that the Company will be successful in extending or converting these notes. See Note 9 – Subsequent Events for additional details.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the periods. The Company’s significant estimates and assumptions include the recoverability and useful lives of long-lived assets, the fair value of the Company’s stock, stock-based compensation, warrants issued in connection with notes payable, derivative liabilities and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Concentrations

One license and the related royalties comprised all of the Company’s revenue during the three and nine months ended September 30, 2017. See Revenue Recognition below.

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct, incremental professional fees incurred in connection with public offerings of the Company’s common stock and warrants to purchase shares of the Company’s common stock, are capitalized as non-current assets on the balance sheet. As of September 30, 2017 the Company incurred deferred offering costs in the amount of $70,907 and offset accounts payable and accrued expenses. Upon any consummation of the public offering, the deferred offering costs will be offset against the equity offering proceeds.

Revenue Recognition

The Company’s policy is to recognize product sales when the risk of loss and title to the product transfers to the customer, after estimating potential returns. The Company recognizes sublicensing and royalty revenue when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) the service is completed without further obligation, (iii) the sales price to the customer is fixed or determinable, and (iv) collectability is reasonably assured. During the three and nine months ended September 30, 2017, the Company did not recognize revenue related to sales of Stem Pearls skincare products. During the three and nine months ended September 30, 2016, the Company recognized revenue related to sales of Stem Pearls skincare products of $0 and $280, respectively.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies – Continued

Revenue Recognition - Continued

In November 2015, the Company and a stem cell treatment company (“SCTC”) entered into an amendment to a January 27, 2012 license agreement between them. Pursuant to the amendment, effective November 30, 2015, the Company granted to the SCTC a non-exclusive sublicense to use, and the right to sublicense to third parties the right to use, in certain locations in the United States, certain intellectual property related to stem cell disc procedures (that originally was licensed to the Company by the SCTC pursuant to the January 27, 2012 license agreement). In consideration of the sublicense, the SCTC has agreed to pay the Company royalties on a per disc procedure basis. During the three and nine months ended September 30, 2017, the Company recognized $16,000 and $43,000, respectively, of revenue related to the Company’s sublicense agreement. During the three and nine months ended September 30, 2016, the Company recognized $5,000 and $30,000, respectively, of revenue related to the Company’s sublicense agreement.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2017	2016
Options	3,275,700	2,175,950
Warrants	3,644,956	2,750,953
Convertible notes	509,542	79,943
Total potentially dilutive shares	7,430,198	5,006,846

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

Fair Value of Financial Instruments - Continued

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

Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation—Stock Compensation (Topic 718)” (“ASU 2017-09”). ASU 2017-09 provides clarity on the accounting for modifications of stock-based awards. ASU 2017-09 requires adoption on a prospective basis in the annual and interim periods for our fiscal year ending December 31, 2019 for share-based payment awards modified on or after the adoption date. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated cash flows and related disclosures.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)”: (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance in ASU 2017-11 can be applied using a full or modified retrospective approach. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated cash flows and related disclosures.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	September 30, 2017	December 31, 2016
Credit card payable	$1,235	$1,778
Accrued payroll	961,450	1,105,293
Accrued research and development expenses	561,175	581,175
Accrued general and administrative expenses	511,350	263,468
Deferred rent	44,462	52,945
Total accrued expenses	$2,079,672	$2,004,659

During the nine months ended September 30, 2017, the Company received non-interest bearing advances in the amount of $43,515 from an officer and a family member of an officer of the Company and repaid an aggregate of $50,515 of non-interest bearing advances from a director and an officer of the Company.

Effective March 1, 2017, the Company entered into an exchange agreement with the Chairman of the Company’s Scientific Advisory Board, pursuant to which an aggregate of $175,000 of accrued consulting fees were exchanged for 58,334 shares of common stock of the Company and, in consideration thereof, the Company issued to such person an immediately vested five-year warrant for the purchase of 58,334 shares of common stock of the Company at an exercise price of $4.00 per share. The common stock and warrants had an aggregate grant date value of $211,752 and, as a result, the Company recorded a loss on settlement of payables of $36,752 which is reflected within general and administrative expenses in the unaudited condensed consolidated statements of operations.

Effective March 1, 2017, the Company entered into exchange agreements with four non-employee directors of the Company, pursuant to which an aggregate of $265,000 of accrued director fees were exchanged for an aggregate of 88,334 shares of common stock of the Company and, in consideration thereof, the Company issued to the directors immediately vested five-year warrants for the purchase of an aggregate of 88,334 shares of common stock of the Company at an exercise price of $4.00 per share. The aggregate value of the shares and warrants was $320,652, and accordingly the Company recorded a loss on settlement of payables of $55,652 which is reflected within general and administrative expenses in the unaudited condensed consolidated statements of operations.

Effective July 18, 2017, the Company entered into an exchange agreement with a certain vendor of the Company, pursuant to which $17,697 of accounts payable were exchanged for 8,334 shares of common stock of the Company. In consideration thereof, the Company issued to the vendor immediately vested five-year warrants for the purchase of 2,000 shares of common stock of the Company at an exercise price of $4.00 per share. The aggregate value of the shares and warrants was $19,888, and accordingly the Company recorded a loss on settlement of payables of $2,191 which is reflected within general and administrative expenses in the unaudited condensed consolidated statements of operations.

See Note 6 – Commitments and Contingencies – Consulting Agreements for details regarding an additional exchange of accrued consulting fees for shares of common stock and warrants.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable

A summary of the notes payable activity during the nine months ended September 30, 2017 is presented below:

	Related Party	Convertible		Other	Debt
	Notes	Notes		Notes	Discount	Total
Outstanding, December 31, 2016	$697,500	$390,000	[1]	$1,249,065	$(179,964)	$2,156,601
Issuances	175,000	408,333		925,000	-	1,508,333
Extensions	-	637,250	[2]	(637,250)	-	-
Exchanges for equity	(97,500)	(50,000)		(203,750)	-	(351,250)
Conversions to equity	-	(367,485)		-	-	(367,485)
Repayments	(50,000)	-		(64,000)	-	(114,000)
Recognition of debt discount	-	-		-	(407,677)	(407,677)
Accretion of interest expense	-	-		8,500	124,931	133,431
Amortization of debt discount	-	-		-	376,886	376,886
Outstanding, September 30, 2017	$725,000	$1,018,098	[1]	$1,277,565	$(85,824)	$2,934,839

[1]	As of September 30, 2017, a designated portion of convertible notes with an aggregate principal balance of $609,765 was convertible into shares of common stock at the election of the holder any time immediately until the balance has been paid in full. As of September 30, 2017 and December 31, 2016, a designated portion of convertible notes with an aggregate principal balance of $408,333 and $390,000, respectively, was convertible into shares of common stock at the election of the Company near maturity. In the event the Company exercised or exercises that conversion right on a designated portion of such principal balance, the holder had or has the right to accelerate the conversion of up to $327,916 and $296,250 of principal into shares of common stock at September 30, 2017 and December 31, 2016, respectively, at the same conversion price.

[2]	In connection with certain note extensions during the nine months ended September 30, 2017, the Company and a certain lender agreed to add embedded conversion options, pursuant to which each payment of principal and the respective accrued interest is convertible into shares of the Company’s common stock at the election of the lender any time immediately until the balance has been paid in full.

Related Party Notes

As of September 30, 2017 and December 31, 2016, related party notes consisted of notes payable issued to certain directors of the Company and the Tuxis Trust (the “Trust”). A director and principal shareholder of the Company serves as the trustee of Trust, which was established for the benefit of his immediate family.

During the nine months ended September 30, 2017, the Company issued a director and principal shareholder of the Company a note in the principal amount of $175,000 (the “$175,000 Loan”), which bears interest at a rate of 15% per annum payable at maturity. The maturity date of the note is December 1, 2017 (subject to acceleration under certain circumstances). The note is secured by the grant of a security interest in the Company’s equipment and intellectual property.

During the nine months ended September 30, 2017, the Company and the Trust agreed to extend the maturity date of a note payable with a principal balance of $500,000 from July 1, 2017 to December 1, 2017 (subject to acceleration under certain circumstances). In connection with the note extension, the Company increased the effective rate at which the note bears interest from 10% to 15% effective July 1, 2017. The note is secured by the grant of a security interest in the Company’s equipment and intellectual property.

During the nine months ended September 30, 2017, the Company and a director of the Company agreed to extend the maturity date of a note payable with a principal balance of $50,000 from February 2017 to February 2018. In connection with the extension, the Company issued the director a five-year, immediately vested warrant to purchase 5,000 shares of common stock at an exercise price of $4.00 per share. The grant date fair value of the warrant of $8,050 was recorded as debt discount and is being amortized over the remaining term of the note.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable – Continued

Related Party Notes – Continued

During the nine months ended September 30, 2017, the Company and certain related party lenders agreed to exchange certain related party notes with an aggregate principal balance of $97,500 and aggregate accrued interest of $288 into an aggregate of 32,597 shares of common stock and immediately vested five-year warrants to purchase an aggregate of 32,597 shares of common stock at an exercise price of $4.00 per share. The common stock and warrants had an aggregate exchange date value of $118,328 and, as a result, the Company recorded a loss on extinguishment of notes payable of $20,540.

During the nine months ended September 30, 2017, the Company repaid an aggregate principal amount of $50,000 of related party notes.

Convertible Notes

During the nine months ended September 30, 2017, the Company issued lenders convertible notes in the aggregate principal amount of $350,000, which bear interest at a rate of 10% per annum payable at maturity. The convertible notes mature between dates in November 2017 to February 2018. Each payment of principal and the respective accrued interest is convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to maturity and ending on the day immediately prior to maturity at a conversion price equal to between 50% to 60% of the fair market value of the Company’s stock, depending on the particular convertible note; however, in no event shall the conversion price be less than a price between $0.75 to $1.00 per share, depending on the particular convertible note. Should the Company elect to convert any of the note principal and respective accrued interest, the holder will have the right to accelerate the conversion of the remaining outstanding principal and accrued interest of the note at the same conversion price. The Company will recognize the beneficial conversion feature of the note as debt discount at the time the contingently adjustable conversion ratio is resolved. In connection with the issuance of these convertible notes, the Company issued a certain lender 8,000 shares of common stock and a certain other lender a five-year warrant to purchase 7,500 shares of common stock at an exercise price of $4.00 per share. The aggregate relative fair value of the common stock and warrants of $24,388 was recorded as an original issue discount and is being amortized over the terms of the respective notes.

During the nine months ended September 30, 2017, the Company issued a lender a note payable in the principal amount of $83,333 of which $25,000 of principal bears no interest and $58,333 of principal bears interest at 10% per annum and is convertible into common stock. In connection with the issuance of the note, the Company received gross proceeds of $75,000, and the difference of $8,333 has been recorded as an original issue discount and will be amortized over the term of the note. The note is payable as follows: (i) $25,000 of principal, which bears no interest and is not convertible into common stock, is payable three weeks from the issuance date, (ii) $11,667 of principal and the respective interest on such principal is payable six months from the issuance date (the “First Maturity Date”), (iii) $11,667 of principal and the respective interest on such principal is payable two weeks following the First Maturity Date, (iv) $11,667 of principal and the respective accrued interest on such principal is payable four weeks following the First Maturity Date, (v) $11,667 of principal and the respective interest on such principal is payable six weeks following the First Maturity Date, and (vi) $11,667 of principal and the respective interest on such principal is payable eight weeks following the First Maturity Date. Excluding the $25,000 of principal that is not convertible into common stock as described above, each payment of principal and the respective accrued interest is convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to maturity and ending on the day immediately prior to maturity at a conversion price equal to 50% of the fair market value of the Company’s stock; however, in no event shall the conversion price be less than $0.75 per share. Should the Company elect to convert any of the note principal and respective accrued interest, the holder will have the right to accelerate the conversion of the remaining outstanding principal and accrued interest of the note at the same conversion price. The Company will recognize the beneficial conversion feature of the note as debt discount at the time the contingently adjustable conversion ratio is resolved. In connection with the issuance of this note, the Company issued the lender 3,500 shares of common stock with a relative fair value of $6,458 which was recorded as an original issue discount and is being amortized over the term of the note.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable – Continued

Convertible Notes – Continued

During the nine months ended September 30, 2017, the Company and a certain lender agreed to exchange a certain convertible note with a principal balance of $50,000 and accrued interest of $2,712 into 29,280 shares of common stock. The common stock had an exchange date value of $58,560 and, as a result, the Company recorded a loss on extinguishment of notes payable of $5,848.

During the nine months ended September 30, 2017, the Company elected to convert certain convertible notes with an aggregate principal balance of $367,485 and aggregate accrued interest of $21,618 into an aggregate of 179,150 shares of common stock at conversion prices ranging from $1.75 to $2.77 per share.

During the nine months ended September 30, 2017, the Company and a lender agreed to extend the maturity dates of notes payable with an aggregate principal balance of $637,250 with maturity dates that were near or at maturity to maturity dates ranging from October 1, 2017 through November 8, 2017. In connection with one of the note extensions, the Company issued the lender 2,500 shares of common stock. The issuance date fair value of the common stock of $5,000 has been recorded as a debt discount and is being amortized over the term of the note. Additionally, in connection with one of the extensions, the Company incurred an extension fee in the amount $8,500 which was accreted as interest expense and added to the principal balance of the note. Also, in connection with the note extensions, the Company increased the effective rate at which the notes bear interest from 0% to 8% on dates effective between August 2, 2017 and September 7, 2017. Also, in connection with the note extensions, the Company added embedded conversion options, pursuant to which each payment of principal and the respective accrued interest is convertible into shares of the Company’s common stock at the election of the lender any time immediately until the balance has been paid in full at a conversion price equal to 80% of the fair market value of the Company’s stock (subject to reduction to 70% under certain circumstances); however, generally the conversion price shall not be less than $1.00 per share. The embedded conversion options of the notes were determined to be derivative liabilities. The aggregate issuance date value of the embedded conversion options was $100,309, which was recorded as a debt discount and are being amortized over the terms of the respective convertible notes. See Note 9 – Fair Value Measurement for additional details.

During the nine months ended September 30, 2017, the contingently adjustable conversion ratio associated with certain convertible notes was resolved and such notes became convertible during the period. The Company estimated the intrinsic value of the embedded conversion option based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the convertible note. During the nine months ended September 30, 2017, the Company recognized $10,596, related to the beneficial conversion feature as debt discount which was immediately amortized.

Other Notes

During the nine months ended September 30, 2017, the Company issued lenders other notes in the aggregate principal amount of $925,000 for aggregate gross proceeds of $810,000, and the difference of $115,000 has been recorded as an original issue discount and will be amortized over the terms of the respective notes (inclusive of $25,000 of principal of a note payable as discussed above in Note 5 – Notes Payable – Convertible Notes). The other notes bear interest at rates between 0% to 12% per annum payable at maturity. The other notes matured or mature between dates in May 2017 to May 2018. In connection with the issuance of these other notes, the Company issued to certain lenders 14,853 shares of common stock and certain other lenders five-year warrants to purchase an aggregate of 55,000 shares of common stock at an exercise price of $4.00 per share. The aggregate relative fair value of the common stock and warrants of $102,603 was recorded as an original issue discount and is being amortized over the terms of the respective notes.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable – Continued

Other Notes – Continued

During the nine months ended September 30, 2017, the Company and certain lenders agreed to exchange certain other notes with an aggregate principal balance of $203,750 and aggregate accrued interest of $7,114 into an aggregate of 70,205 shares of common stock and immediately vested five-year warrants to purchase an aggregate of 63,205 shares of common stock at an exercise price of $4.00 per share. In addition, in consideration of the exchange by certain lenders, the Company agreed to extend the expiration dates of certain warrants held by the lenders for the purchase of an aggregate of 18,000 shares of common stock of the Company at an exercise price of $4.00 per share, from expiration dates ranging from April 27, 2021 to January 31, 2022 to a new expiration date of February 8, 2022. The common stock, warrants, and warrant modification (which represents the incremental value of the modified warrant as compared to the original warrant value, both valued as of the modification date) had an aggregate exchange date value of $244,414 and, as a result, the Company recorded a loss on extinguishment of notes payable of $33,550.

During the nine months ended September 30, 2017, the Company and certain lenders agreed to extend other notes with an aggregate principal balance of $330,000, that were near or at maturity, to various dates through October 2017. In connection with the extensions, the Company issued certain lenders five-year, immediately vested warrants to purchase an aggregate of 18,000 shares of common stock at exercise prices ranging between $4.00 to $5.00 per share. The aggregate grant date fair value of the warrants of $26,940 has been recorded as debt discount and is being amortized over the term of the note.

During the nine months ended September 30, 2017, the Company and a lender agreed to extend other notes with an aggregate principal balance of $637,250 such that the notes also became convertible into shares of the Company’s common stock. See Note 5 – Notes Payable – Convertible Notes for additional details.

During the nine months ended September 30, 2017, the Company repaid an aggregate principal amount of $64,000 of other notes.

Note 6 – Commitments and Contingencies

Consulting Agreements

Business Advisory Services

In March 2017, a previously expired agreement for business advisory services was further amended. Pursuant to the amendment, the agreement was reinstated effective as of January 1, 2017 and provides for an expiration date of December 31, 2017. In consideration of the extension of the term of the consulting agreement, the Company issued to the consultant an immediately vested five-year warrant for the purchase of 25,000 shares of common stock of the Company at an exercise price of $4.00 per share. The aggregate grant date value of the warrant of $40,763 was recognized immediately as stock-based compensation expense which is reflected as consulting expense in the unaudited condensed consolidated financial statements. Concurrently, the Company entered into an exchange agreement with the consultant pursuant to which $30,000 of accrued consulting fees were exchanged for 10,000 shares of common stock of the Company and, in consideration thereof, the Company issued to the consultant an immediately vested five-year warrant for the purchase of 10,000 shares of common stock of the Company at an exercise price of $4.00 per share. The aggregate value of shares and warrant was $36,300, and accordingly the Company recorded a loss on settlement of payables of $6,300 which is reflected within general and administrative expenses in the unaudited condensed consolidated statements of operations.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Commitments and Contingencies – Continued

Operating Lease

Rent expense amounted to approximately $32,000 and $96,000 for the three and nine months ended September 30, 2017, respectively. During the three and nine months ended September 30, 2016, the Company recognized approximately $33,000 and $99,000, respectively, of rent expense.

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business, and as of September 30, 2017, none are expected to materially impact the Company’s financial position.

The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Employment Agreements

In February 2017 and March 2017, the Company’s Compensation Committee and Board of Directors, respectively, approved the following associated with performance-based cash bonuses for certain of the Company’s officers and current employees: (i) new performance-based cash bonuses payable for the year ending December 31, 2017 such that an aggregate of up to $402,500 could be earned for such year pursuant to the satisfaction of such goals; and (ii) the amendment of the performance-based cash bonuses for the year ended December 31, 2016 such that an aggregate of up to $322,000 could be earned for such year pursuant to the satisfaction of such goals. Also, pursuant to the amendment of the performance-based cash bonuses, the Company’s officers and certain employees’ achievement date of 2016 milestones was extended from January 31, 2017 to July 31, 2017. As of December 31, 2016, the Company accrued approximately $191,000 for 2016 bonus milestones which were achieved and approximately $100,000 for 2016 bonus milestones which were probable to be achieved. As of September 30, 2017, the Company accrued approximately $255,000 for 2016 bonus milestones which were achieved and approximately $76,000 for 2017 bonus milestones which were probable to be achieved.

Note 7 – Stockholders’ Deficiency

Warrant and Option Valuation

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at an annual rate ranging from 0% to 5% for options granted during the nine months ended September 30, 2017 and 2016. The expected term used for warrants and options issued to non-employees is the contractual life and the expected term used for options issued to employees and directors is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Compensatory Common Stock Issuances

During the nine months ended September 30, 2017, the Company issued 10,000 shares of immediately vested common stock valued at $20,000 to a consultant for services rendered during the period.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Common Stock and Warrant Offerings

During the nine months ended September 30, 2017, the Company issued an aggregate of 341,335 shares of common stock and five-year immediately vested warrants to purchase an aggregate of 351,335 shares of common stock at an exercise price of $4.00 to investors for aggregate gross proceeds of $1,024,000. The warrants had an aggregate grant date fair value of $569,395.

Warrant Compensation

On April 5, 2017, the Company extended a previously expired agreement with a consultant from January 1, 2017 to June 30, 2017. In connection with this extension, the Company issued a five-year immediately vested warrant to purchase 20,000 shares of common stock at an exercise price of $4.50 per share. The warrant grant date fair value of $30,440 was recognized immediately as stock-based compensation expense which is reflected as consulting expense in the unaudited condensed consolidated statements of operations.

On July 12, 2017, the Company issued an immediately vested five-year warrant to purchase 25,000 shares of common stock at an exercise price of $4.00 per share to a consultant for services rendered. The warrant grant date fair value of $40,275 was recognized immediately as stock-based compensation expense and is reflected as consulting expense in the unaudited condensed consolidated statements of operations.

Warrant Modifications and Exercises

On February 10, 2017, with respect to a warrant held by an investor, the Company agreed that (i) the conditions to the exercisability of the warrant for tranches to purchase an aggregate of 35,000 shares were eliminated, such that the entire warrant to purchase 50,000 shares of common stock was exercisable, and (ii) the exercise price of the warrant was reduced from an exercise price of $30.00 per share to $3.50 per share. Concurrent with the modification of the warrant, the investor exercised the warrant in full for aggregate gross proceeds to the Company of $175,000. The Company recognized a warrant modification charge of $4,500 during the nine months ended September 30, 2017, which represents the incremental value of the modified warrants as compared to the original warrants, both valued as of the respective modification dates which is reflected in warrant modification expense in the unaudited condensed consolidated statement of operations.

During the nine months ended September 30, 2017, with respect to warrants held by certain lenders, the Company agreed to extend the expiration dates and reduce the exercise price of certain warrants to purchase an aggregate 53,291 and 14,487 shares of Company’s common stock, respectively. The expiration dates of the warrants were extended from dates ranging between December 31, 2017 through December 29, 2021 to new expiration dates ranging between December 31, 2019 and June 28, 2022. The exercise price of certain warrants was reduced from an exercise price ranging between $5.00 and $10.00 per share to $4.00 per share. The Company recognized a warrant modification charge of $18,962 and $23,462 during the three and nine months ended September 30, 2017, respectively, which represents the incremental value of the modified warrants as compared to the original warrants, both valued as of the respective modification dates. The charge is reflected in warrant modification expense in the unaudited condensed consolidated statements of operations.

Stock Warrants

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Risk free interest rate	1.99% - 2.14%	1.03% - 1.23%	1.98% - 2.33%	0.44% - 1.47%
Expected term (years)	5.00	5.00	5.00	0.67 - 5.00
Expected volatility	130%	126%	120% - 132%	124% - 126%
Expected dividends	0.00%	0.00%	0.00%	0.00%

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Warrants – Continued

The weighted average estimated fair value of the warrants granted during the three and nine months ended September 30, 2017 was approximately $1.54 and $1.60 per share, respectively. The weighted average estimated fair value of the warrants granted during the three and nine months ended September 30, 2016 was $1.74 and $1.13 per share, respectively.

The Company recorded stock–based compensation expense of $40,275 and $111,478 during the three and nine months ended September 30, 2017, respectively, related to stock warrants issued as compensation, which is reflected as consulting expense in the unaudited condensed consolidated statements of operations. As of September 30, 2017, there was no unrecognized stock-based compensation expense related to stock warrants. The Company recorded stock–based compensation expense of $62,908 during the three and nine months ended September 30, 2016.

A summary of the warrant activity during the nine months ended September 30, 2017 is presented below:

				Weighted
		Weighted		Average
		Average		Remaining	Aggregate
	Number of	Exercise		Life	Intrinsic
	Warrants	Price		In Years	Value
Outstanding, December 31, 2016	2,953,651	$5.40	[1]
Issued	761,305	4.02
Exercised	(50,000)	3.50
Expired	(20,000)	37.50
Outstanding, September 30, 2017	3,644,956	$4.83		3.0	$-

Exercisable, September 30, 2017	3,644,956	$4.83		3.0	$-

[1]	Excludes the impact of a warrant to purchase 35,000 shares of common stock that had an exercise price which was the greater of $30.00 per share or the fair market value of the common stock on the date certain performance criteria are met. Exercisability was subject to satisfaction of certain performance criteria which had not occurred as of December 31, 2016. As discussed above under Warrant Modifications and Exercises, on February 10, 2017, the performance criteria were eliminated and the exercise price was reduced to $3.50 per share in consideration of the full exercise of the warrant by the holder.

The following table presents information related to stock warrants at September 30, 2017:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$4.00 - $4.99	2,290,048	3.3	2,290,048
$5.00 - $5.99	1,204,232	2.7	1,204,232
$6.00 - $7.99	40,000	2.8	40,000
$8.00 - $9.99	2,500	2.2	2,500
$10.00 - $14.99	45,959	2.5	45,959
$15.00 - $19.99	38,559	1.9	38,559
$20.00 - $80.00	23,658	0.5	23,658
	3,644,956	3.0	3,644,956

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

During the nine months ended September 30, 2017, the Company issued ten-year options to employees, directors, and an advisor of the Company to purchase an aggregate of 1,117,000 shares of common stock at exercise prices ranging between $2.80 to $3.35 per share. The options vest as follows: (i) options for the purchase of 283,336 shares vest immediately, (ii) options for the purchase of 372,338 shares vest on the one-year anniversary of the issuance date, (iii) options for the purchase of 372,332 shares vest on the two-year anniversary of the issuance date and (iv) options for the purchase of 88,994 shares vest on the three-year anniversary of the issuance date. The options had an aggregate grant date value of $3,070,600 which is being amortized over the vesting term of the respective options.

A summary of the option activity during the nine months ended September 30, 2017 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2016	2,168,950	6.27
Granted	1,117,000	3.23
Forfeited	(10,250)	4.70
Outstanding, September 30, 2017	3,275,700	$4.22	8.3	$113,400

Exercisable, September 30, 2017	1,826,714	$4.74	7.7	$1,125

The following table presents information related to stock options at September 30, 2017:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.00 - $2.99	247,000	-	-
$3.00 - $3.99	1,727,000	9.1	763,842
$4.00 - $4.99	1,224,200	6.7	985,372
$5.00 - $5.99	5,000	6.7	5,000
$6.00 - $19.99	37,500	6.3	37,500
$20.00 - $30.00	35,000	4.5	35,000
	3,275,700	7.7	1,826,714

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options - Continued

The following table presents information related to stock option expense:

						Weighted
						Average
	For the Three Months Ended		For the Nine Months Ended		Unrecognized at	Remaining Amortization
	September 30,		September 30,		September 30,	Period
	2017	2016	2017	2016	2017	(Years)
Consulting	$301,622	$172,431	$1,284,781	$716,173	$1,343,670	1.4
Research and development	157,960	103,870	522,883	286,209	1,022,783	2.1
General and administrative	281,785	123,706	1,145,611	715,869	1,075,951	1.5
	$741,367	$400,007	$2,953,275	$1,718,251	$3,442,404	1.7

Note 8 – Fair Value Measurement

See Note 5 – Notes Payable – Convertible Notes for additional details associated with the issuance of convertible notes payable for which the embedded conversion options were classified as derivative liabilities. During the three months ended September 30, 2017, the Company recorded derivative liabilities in the amount of $100,309 related to the embedded conversion options of convertible notes payable. The Company estimated the fair value of the original derivative liabilities using the Multinomial Lattice option pricing model (Level 3 inputs) using the following assumptions: expected volatility ranging between 112% and 133%, risk-free rates between 1.30% and 1.34%, expected terms ranging 0.76 and 0.91 years, expected dividends of 0%, and the market value of the Company’s freely tradable common stock as reported on the OTCQB market.

On September 30, 2017, the Company estimated the fair value of its derivative liabilities using the Multinomial Lattice option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 111%, risk-free rate of 1.33%, expected terms of 0.75 years, expected dividends of 0%, and the market value of the Company’s freely tradable common stock as reported on the OTCQB market.

The Company recorded a loss on the change in fair value of these derivative liabilities of $15,311 during the three and nine months ended September 30, 2017.

During the three months ended September 30, 2017, the Company reclassified $4,780 of derivative liabilities to equity in connection with the conversion of convertible notes payable into shares of common stock.

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

Derivative Liabilities
Beginning balance as of January 1, 2017	$-
Issuance of derivative liabilities	100,309
Reclassification of derivative liabilities to equity	(4,780)
Change in fair value of derivative liabilities	15,311
Ending balance as of September 30, 2017	$110,840

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Fair Value Measurement – Continued

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$110,840	$110,840
Total liabilities	$-	$-	$110,840	$110,840

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$-	$-
Total liabilities	$-	$-	$-	$-

Note 9 – Subsequent Events

Common Stock and Warrant Offerings

Subsequent to September 30, 2017, the Company issued 10,000 shares of common stock and a five-year immediately vested warrant to purchase 10,000 shares of common stock at an exercise price of $4.00 per share to an investor for gross proceeds of $30,000.

Notes Payable

Subsequent to September 30, 2017, the Company issued lenders convertible notes in the aggregate principal amount of $974,000, for aggregate gross proceeds of $864,950.The difference of $109,050 was recorded as an original issue discount and is being amortized over the terms of the respective notes. The convertible notes bear interest at rates ranging between 6% to 10% per annum payable at maturity with maturity dates ranging between May 2018 through July 2018. Principal and the respective accrued interest is convertible into shares of the Company’s common stock at the election of the holder at any time immediately on or after the issue date until the balance has been paid in full. The conversion price of a certain note in the principal amount of $675,000 is $2.75 per share, subject to adjustment under certain circumstances. With respect to the other notes, the conversion price shall be equal to 65% of the fair market value of the Company’s stock; however, generally the conversion price shall not be less than $1.00 per share. Additionally, in connection with the issuance of a certain convertible note, the Company issued a certain lender a five-year warrant to purchase 40,663 shares of the Company’s common stock at an exercise price of $4.15 per share. In connection with certain convertible notes, the Company incurred $13,500 of debt issuance costs. The issuance date fair value of the warrant and the debt issuance costs will be recorded as debt discount and amortized over the term of the respective notes.

Subsequent to September 30, 2017, the Company issued a lender a zero-interest bearing note in the principal amount of $108,900 for gross proceeds of $105,000, and the difference of $3,900 has been recorded as an original issue discount and will be amortized over the term of the note. The note matures in February 2018. In connection with the issuance the note, the Company issued the lender 7,800 shares of the Company’s common stock.

Subsequent to September 30, 2017, the Company elected to convert certain convertible notes in the aggregate principal and accrued interest amount of $67,527 (of which an aggregate amount of principal and accrued interest of $66,065 was reflected in the unaudited condensed consolidated balance sheet as of September 30, 2017) into an aggregate of 31,299 shares of common stock at conversion prices ranging from $2.06 to $2.43 per share.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Subsequent Events – Continued

Notes Payable – Continued

Subsequent to September 30, 2017, the Company and certain lenders agreed to extend the maturity dates of notes payable with an aggregate principal balance of $1,088,167 and with maturity dates ranging from May 2017 through October 2017, to new maturity dates ranging between October 2017 through October 2018. In connection with certain note extensions, the Company issued to certain lenders 4,300 shares of the Company’s common stock and certain other lenders five-year warrants to purchase an aggregate of 38,118 shares of the Company’s common stock at an exercise price of $4.00 per share. Also, in connection with a certain note extension, the Company increased the effective rate at which the note bears interest from 10% to 15%, effective October 1, 2017. Additionally, in connection with one of the extensions, the Company incurred debt issuance costs in the amount $5,000 which was accreted as interest expense and added to the principal balance of the note. Also in connection with certain extensions, the Company and a certain lender agreed to add an aggregate $4,349 of incurred interest to the principal of the respective notes.

Subsequent to September 30, 2017, the Company repaid an aggregate principal amount of $147,000 of notes payable.

Short-Term Advances

Subsequent to September 30, 2017, the Company repaid non-interest bearing advances in the amount of $8,000 from a family member of an officer of the Company.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of BioRestorative Therapies, Inc. (together with its subsidiaries, “BRT”) for the three and nine months ended September 30, 2017 and 2016 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to BRT. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2017.

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

Overview

We develop therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult (non-embryonic) stem cells. We are currently pursuing our Disc/Spine Program with our initial therapeutic product being called BRTX-100. We have obtained a license to use technology for adult stem cell treatment of disc and spine conditions, including protruding and bulging lumbar discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the legs and feet. We are also developing our ThermoStem Program. This pre-clinical program involves the use of brown adipose (fat) in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies. A United States patent, an Australian patent and a Japanese patent related to the ThermoStem Program were issued in September 2015, August 2017 and October 2017, respectively.

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

As of September 30, 2017, our accumulated deficit was $49,544,823, our stockholders’ deficiency was $6,690,280 and our working capital deficiency was $8,008,650. We have historically only generated a modest amount of revenue, and our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

Based upon our working capital deficiency as of September 30, 2017 and our forecast for continued operating losses, we require equity and/or debt financing to continue our operations. As of September 30, 2017, our outstanding debt of $3,020,663, together with interest at rates ranging between 0% and 15% per annum, was due on various dates through May 2018. Subsequent to September 30, 2017 and through the filing date of this report, we have received aggregate equity and debt proceeds of $30,000 and $964,950, respectively, debt (inclusive of accrued interest) of $67,527 has been converted into or exchanged for common stock, and the due date for the repayment of $1,088,167 of debt has been extended from July 2017 to dates between October 2017 and February 2018. Giving effect to the above actions, we currently have notes payable aggregating $557,500 which are past due. Based upon our working capital deficiency and outstanding debt, we expect to be able to fund our operations through December 2017. We will require additional funding to repay our outstanding debt ($3,020,663 as of September 30, 2017) (assuming that no debt is converted into equity) and fund general operations. We anticipate that we will require approximately $10,000,000 in financing to commence and complete a Phase 2 clinical trial using BRTX-100. We anticipate that we will require approximately $30,000,000 in further additional funding to complete our clinical trials using BRTX-100 (assuming the receipt of no revenues). We will also require a substantial amount of additional funding if we determine to establish a manufacturing operation with regard to our Disc/Spine Program (as opposed to utilizing a third-party manufacturer) and to implement our other programs, including our metabolic ThermoStem Program. No assurance can be given that the anticipated amounts of required funding are correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise.

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

Consolidated Results of Operations

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended September 30, 2017 and 2016, respectively:

	For The Three Months Ended
	September 30,
	2017	2016

Revenues	$16,000	$5,000

Cost of sales	-	-

Gross Profit	16,000	5,000

Operating Expenses
Marketing and promotion	6,988	15,632
Consulting	523,917	437,717
Research and development	490,654	656,169
General and administrative	738,077	610,694

Total Operating Expenses	1,759,636	1,720,212

Loss From Operations	(1,743,636)	(1,715,212)

Other Expense
Interest expense	(114,202)	(57,429)
Amortization of debt discount	(159,977)	(35,387)
Loss on extinguishment of notes payable, net	-	(25,850)
Change in fair value of derivative liabilities	(15,311)	-
Warrant modification expense	(18,962)	-

Total Other Expense	(308,452)	(118,666)

Net Loss	$(2,052,088)	$(1,833,878)

Revenues

For the three months ended September 30, 2017, we generated $16,000 of royalty revenue in connection with our sublicense agreement. For the three months ended September 30, 2016, we generated $5,000 of royalty revenue in connection with our sublicense agreement.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the three months ended September 30, 2017, marketing and promotion expenses decreased by $8,644, or 55%, from $15,632 to $6,988 as compared to the three months ended September 30, 2016.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended September 30, 2017, consulting expenses increased $86,200, or 20%, from $437,717 to $523,917, as compared to the three months ended September 30, 2016. The increase is primarily due to an approximately $79,000 increase in consultant stock-based compensation expense related to options granted to directors and an increase of approximately $6,000 in other cash consulting fees.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; (c) our former President, Disc/Spine Division (who left the Company on July 24, 2017); and (d) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended September 30, 2017, research and development expenses decreased by $165,515, or 25%, from $656,169 to $490,654, as compared to the three months ended September 30, 2016. The decrease was primarily a result of a decrease of approximately $112,000 in payroll and payroll-related costs due to the resignation of our former President of the Disc/Spine Division, a decrease of approximately $47,000 related to the reversal of previously accrued 2017 bonus milestones that are no longer probable to be achieved, a decrease of approximately $20,000 of medical supplies in connection with a previous stock up of supplies in 2016, and a decrease of approximately $19,000 due to a decreased use of lab support, partially offset by an increase in approximately $54,000 of stock-based compensation expense related to options granted to our Vice President of Research and Development, our Scientific Advisory Board members, our former President, Disc/Spine Division and laboratory staff.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of (a) our Vice President of Research and Development; (b) our former President, Disc/Spine Division; and (c) our laboratory staff) as well as corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the three months ended September 30, 2017, general and administrative expenses increased by $127,383, or 21%, from $610,694 to $738,077, as compared to the three months ended September 30, 2016. The increase is primarily related to approximately $158,000 in stock-based compensation to employees and our Chief Executive Officer and an increase in professional fees of approximately $50,000 related to legal services rendered and the initiatives associated with raising capital, partially offset by a decrease of approximately $117,000 related to the reversal of previously accrued 2017 bonus milestones that are no longer probable to be achieved.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the three months ended September 30, 2017, interest expense increased $56,773, or 99%, as compared to the three months ended September 30, 2016. The increase was due to an increase in interest-bearing short-term borrowings as compared to the three months ended September 30, 2016.

Amortization of debt discount

For the three months ended September 30, 2017, amortization of debt discount increased $124,590, or 352%, as compared to the three months ended September 30, 2016. The increase was primarily due to the timing of the recognition of expense related to the beneficial conversion features and embedded conversion options of convertible notes.

Loss on extinguishment of notes payable

For the three months ended September 30, 2017, we did not record a gain on extinguishment of notes payable, as compared to a loss on extinguishment of notes payable of $25,850 for the three months ended September 30, 2016.

Change in fair value of derivative liabilities

During the three months ended September 30, 2017 and 2016, we recorded a loss related to the change in fair value of derivative liabilities of $15,311 and $0, respectively.

Warrant modification expense

During the three months ended September 30, 2017 and 2016, we recorded expense related to the modification of the exercise prices of certain outstanding warrants of $18,962 and $0, respectively.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

The following table presents selected items in our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016, respectively:

	For The Nine Months Ended
	September 30,
	2017	2016

Revenues	$43,000	$30,280

Cost of sales	-	81

Gross Profit	43,000	30,199

Operating Expenses
Marketing and promotion	45,111	56,327
Consulting	1,863,361	1,272,530
Research and development	1,907,232	2,130,901
General and administrative	3,029,318	2,495,933

Total Operating Expenses	6,845,022	5,955,691

Loss From Operations	(6,802,022)	(5,925,492)

Other Expense
Interest expense	(307,406)	(145,277)
Amortization of debt discount	(376,886)	(437,856)
Loss on extinguishment of notes payable, net	(59,938)	(42,510)
Change in fair value of derivative liabilities	(15,311)	-
Warrant modification expense	(23,462)	(28,486)

Total Other Expense	(783,003)	(654,129)

Net Loss	$(7,585,025)	$(6,579,621)

Revenues

For the nine months ended September 30, 2017, we generated $43,000 of royalty revenue in connection with our sublicense agreement. For the nine months ended September 30, 2016, we generated $30,000 of royalty revenue in connection with our sublicense agreement and $280 of sales of Stem Pearls skincare products.

Cost of sales

For the nine months ended September 30, 2017, cost of sales was $0 as compared to $81 for the nine months ended September 30, 2016. For the nine months ended September 30, 2016, cost of sales consisted of the costs of the underlying Stem Pearls skincare products.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the nine months ended September 30, 2017, marketing and promotion expenses decreased by $11,216, or 20%, from $56,327 to $45,111 as compared to the nine months ended September 30, 2016.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the nine months ended September 30, 2017, consulting expenses increased $590,831, or 46%, from $1,272,530 to $1,863,361, as compared to the nine months ended September 30, 2016. The increase is primarily due to an approximately $552,000 increase in consultant stock-based compensation expense related to options granted to directors and consultants and a $34,000 increase in other cash consulting fees.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; (c) our former President, Disc/Spine Division (who left the Company on July 24, 2017); and (d) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the nine months ended September 30, 2017, research and development expenses decreased by $223,669, or 10%, from $2,130,901 to $1,907,232, as compared to the nine months ended September 30, 2016. The decrease was primarily a result of an approximately $266,000 decrease in costs related to a third party laboratory associated with the completion of our animal study for our disc/spine initiative, a decrease of approximately $101,000 in payroll and payroll-related costs due to the resignation of our former President of the Disc/Spine Division, a decrease of approximately $92,000 of medical supplies in connection with a previous stock up of supplies in 2016, partially offset by an increase in approximately $237,000 of stock-based compensation expense related to options granted to our Vice President of Research and Development, our Scientific Advisory Board members, our former President, Disc/Spine Division and laboratory staff.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of (a) our Vice President of Research and Development; (b) our former President, Disc/Spine Division; and (c) our laboratory staff) as well as corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the nine months ended September 30, 2017, general and administrative expenses increased by $533,385, or 21%, from $2,495,933 to $3,029,318, as compared to the nine months ended September 30, 2016. The increase is primarily related to approximately $430,000 in stock-based compensation to employees and our Chief Executive Officer and additional options being amortized, an increase in professional fees of approximately $99,000 related to legal services rendered in connection with patent applications and the initiatives associated with raising capital.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the nine months ended September 30, 2017, interest expense increased $162,129, or 112%, as compared to the nine months ended September 30, 2016. The increase was due to an increase in interest-bearing short-term borrowings as compared to the nine months ended September 30, 2016.

Amortization of debt discount

For the nine months ended September 30, 2017, amortization of debt discount decreased $60,970, or 14%, as compared to the nine months ended September 30, 2016. The decrease was primarily due to the timing of the recognition of expense related to the beneficial conversion features and embedded conversion options of convertible notes.

Loss on extinguishment of notes payable

For the nine months ended September 30, 2017, we recorded a loss on extinguishment of notes payable of $59,938, which is associated with investors’ exchanges of debt into equity securities, as compared to a loss on extinguishment of notes payable of $42,510 for the nine months ended September 30, 2016.

Change in fair value of derivative liabilities

During the nine months ended September 30, 2017 and 2016, we recorded a loss related to the change in fair value of derivative liabilities of $15,311 and $0, respectively.

Warrant modification expense

During the nine months ended September 30, 2017 and 2016, we recorded expense related to the modification of the expiration dates and exercise prices of certain outstanding warrants of $23,462 and $28,486, respectively.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	September 30,	December 31,
	2017	2016
Cash	$734	$31,822

Working Capital Deficiency	$(8,008,650)	$(5,771,460)

Notes Payable (Gross)	$3,020,663	$2,336,565

Availability of Additional Funds

Based upon our working capital deficiency and stockholders’ deficiency of $8,008,650 and $6,690,280, respectively, as of September 30, 2017, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern within the twelve months from the date of this filing.

As of September 30, 2017, our outstanding debt of $3,020,663, together with interest at rates ranging between 0% and 15% per annum, was due on various dates through May 2018. Subsequent to September 30, 2017 and through the filing date of this report, we have received aggregate equity and debt proceeds of $30,000 and $964,950, respectively, debt (inclusive of accrued interest) of $67,527 has been converted into or exchanged for common stock, and the due date for the repayment of $1,088,167 of debt has been extended from July 2017 to dates between October 2017 and February 2018. Giving effect to the above actions, we currently have notes payable aggregating $557,500 which are past due. As of the date of filing, our outstanding debt was as follows:

Principal
Maturity Date	Amount
Past Due	$557,500
QE 12/31/2017	1,346,990
QE 3/31/2018	460,983
QE 6/30/2018	800,000
QE 9/30/2018	299,000
QE 12/31/2018	437,063
$3,901,536

Based upon our working capital deficiency, outstanding debt and forecast for continued operating losses we expect that the cash we currently have available will fund our operations through December 2017. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes). Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

During the nine months ended September 30, 2017 and 2016, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the nine months ended September 30, 2017 and 2016 in the amounts of $2,494,088 and $3,941,037, respectively. The net cash used in operating activities for the nine months ended September 30, 2017 was primarily due to cash used to fund a net loss of $7,585,025, adjusted for non-cash expenses in the aggregate amount of $3,989,867 plus $1,101,070 of cash generated by changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable, plus accrued interest, expenses and other current liabilities. The net cash used in operating activities for the nine months ended September 30, 2016 was primarily due to cash used to fund a net loss of $6,579,621, adjusted for non-cash expenses in the aggregate amount of $2,583,513, plus $55,071 of cash provided by changes in the levels of operating assets and liabilities, primarily as a result of an increase in accrued interest, expenses, other current liabilities and a decrease in accounts receivables, partially offset by a decrease in accounts payable.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2017, there was no net cash used in or provided by investing activities. During the nine months ended September 30, 2016, net cash used in investing activities was $181,942, due to cash used for the purchase of furniture, computer equipment and medical equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2017 and 2016 was $2,463,000 and $3,962,740, respectively. During the nine months ended September 30, 2017, $1,263,998 of net proceeds were from debt financings and other borrowings and $1,199,000 of proceeds were from equity financings (including proceeds received in connection with the exercise of common stock purchase warrants). During the nine months ended September 30, 2016, $831,470 of net proceeds were from debt financings and other borrowings and $3,131,270 of proceeds were from equity financings (including proceeds received in connection with the exercise of common stock purchase warrants).

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2017, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, as transactions by an issuer not involving any public offering or Section 3(a)(9) of the Securities Act as a security exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2016, our Quarterly Reports on Form 10-Q for the periods ended June 30, 2017 and March 31, 2017, Current Reports on Form 8-K filed with the Securities and Exchange Commission, and press releases made by us), and we were available to answer questions by prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficiency and for other corporate purposes.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price	Term (Years)	Purchaser(s)	Consideration (1)
7/10/17	14,616	-	$-	-	(2)	$26,308	(3)
7/12/17	11,436	-	$-	-	(2)	$20,014	(3)
7/18/17	8,334	2,000	$4.00	5	(2)	$17,697	(4)
7/25/17	14,834	-	$-	-	(2)	$26,404	(3)
7/26/17	10,461	-	$-	-	(2)	$20,086	(3)
8/2/17	3,500	-	$-	-	(2)	$6,458	(5)
8/8/17	6,660	-	$-	-	(2)	$15,000	(3)
8/9/17	10,232	-	$-	-	(2)	$20,158	(3)
8/18/17	10,000	10,000	$4.00	5	(2)	$30,000	(6)
8/31/17	1,500	-	$-	-	(2)	$-	(5)
9/12/17	6,000	-	$-	-	(2)	$10,884	(5)
9/13/17	10,000	-	$-	-	(2)	$20,000	(7)
9/27/17	6,279	-	$-	-	(2)	$15,000	(3)

(1)	The value of the non-cash consideration was estimated to be the fair value of our restricted common stock. Since our shares are thinly traded in the open market, the fair value of our equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares.
(2)	Accredited investor.
(3)	Issued in connection with the conversion of convertible notes payable.
(4)	Issued in consideration of accrued compensation.
(5)	Issued in connection with issuance of debt.
(6)	Issued for cash consideration.
(7)	Issued in consideration of consulting services.

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

Date: November 14, 2017	BIORESTORATIVE THERAPIES, INC.

	By:	/s/ Mark Weinreb
Mark Weinreb
Chief Executive Officer
(Principal Executive and Financial Officer)

