Form 10-K
period 2017-12-31
BioRestorative Therapies, Inc.
filed 2018-04-02
CIK 1505497

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM____________ TO____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X] Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $11,382,598 based on the closing sale price as reported on the OTCQB market. As of March 29, 2018, there were 6,483,253 shares of common stock outstanding.

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

Intellectual Property

This Annual Report includes references to our federally registered trademarks, BioRestorative Therapies, the Dragonfly Logo, brtxDISC, ThermoStem, Stem Pearls and Stem the Tides of Time. We also own a published trademark application for BRTX and an allowed trademark application for BRTX-100. The Dragonfly Logo is also registered with the U.S. Copyright Office. This Annual Report also includes references to trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Annual Report appear without the ®, SM or ™ symbols, and copyrighted content appears without the use of the symbol ©, but the absence of use of these symbols does not reflect upon the validity or enforceability of the intellectual property owned by us or third parties.

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

In January 2017, we announced that we had submitted an investigational new drug, or an IND, application to the U.S. Food and Drug Administration, or the FDA, to obtain authorization to commence a Phase 2 clinical trial using our lead cell therapy candidate, BRTX-100, to investigate the use of the candidate in treating chronic lower back pain due to degenerative disc disease related to protruding/bulging discs. In February 2017, we received such authorization from the FDA.

In August 2017, an Australian patent related to the ThermoStem Program was issued to us. In December 2017, a Japanese patent related to the ThermoStem Program was issued to us.

During the year ended December 31, 2017, we raised an aggregate of $2,080,250 in connection with sales of common stock and warrants and from the exercise of warrants, and an aggregate of $2,197,046 in net debt financing. As of December 31, 2017, our outstanding debt of $3,999,335, together with interest at rates ranging between 0% and 15% per annum, was due through December 2018.

In January 2018, we hired Adam D. Bergstein to serve as Senior Vice President, Planning and Business Development. See Item 10 (“Directors, Executive Officers and Corporate Governance”).

Subsequent to December 31, 2017, we have received aggregate equity financing (representing proceeds received from the exercise of common stock purchase warrants) and debt financing of $452,168 and $420,500, respectively, debt (inclusive of accrued interest) of $207,993 has been converted into or exchanged for common stock, $119,583 of debt has been repaid, and the due date for the repayment of $788,982 of debt has been extended to dates between March 2018 and August 2018. Giving effect to the above actions, we currently have notes payable aggregating $598,500 which are past due.

(b)	Business

General

We develop therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult (non-embryonic) stem cells. Our two core programs, as described below, relate to the treatment of disc/spine disease and metabolic disorders:

●	Disc/Spine Program (brtxDisc). Our lead cell therapy candidate, BRTX-100, is a product formulated from autologous (or a person’s own) cultured mesenchymal stem cells, or MSCs, collected from the patient’s bone marrow. We intend that the product will be used as an alternative non-surgical treatment for protruding and bulging lumbar discs in patients suffering from chronic lumbar disc disease. The BRTX-100 production process involves collecting bone marrow from a patient, isolating and culturing stem cells from the bone marrow and cryopreserving the cells. In an outpatient procedure, BRTX-100 is to be injected by a physician into the patient’s damaged disc. The treatment is intended for patients whose pain has not been alleviated by non-surgical procedures or conservative therapies and who potentially face the prospect of surgery. In January 2017, we submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial using BRTX-100 to investigate the use of the candidate in treating chronic lower back pain due to degenerative disc disease related to protruding/bulging discs. In February 2017, we received such authorization from the FDA. We intend to commence such clinical trial during the third or fourth quarter of 2018 (assuming the receipt of necessary funding). See “Disc/Spine Program” below.

●	Metabolic Program (ThermoStem). We are developing a cell-based therapy to target obesity and metabolic disorders using brown adipose (fat) derived stem cells, or BADSC, to generate brown adipose tissue, or BAT. We refer to this as our ThermoStem Program. BAT is intended to mimic naturally occurring brown adipose depots that regulate metabolic homeostasis in humans. Initial preclinical research indicates that increased amounts of brown fat in the body may be responsible for additional caloric burning, as well as reduced glucose and lipid levels. Researchers have found that people with higher levels of brown fat may have a reduced risk for obesity and diabetes. A United States patent related to the ThermoStem Program was issued in September 2015, an Australian patent related to the ThermoStem Program was issued in August 2017, and a Japanese patent related to the ThermoStem Program was issued in December 2017. See “Metabolic Brown Adipose (Fat) Program” below.

We have also licensed a curved needle device designed to deliver cells and/or other therapeutic products or material to the spine and discs (and other parts of the body). In August 2015, a United States patent for this device was issued to the licensor, Regenerative Sciences, LLC. See “Curved Needle Device” below.

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

Accordingly, we have focused our initial efforts in offering cellular-based therapeutic products and clinical development programs in selective areas of medicine for which the treatment protocol is minimally invasive. Such areas include the treatment of the disc and spine and metabolic-related disorders. Upon regulatory approval, we will seek to obtain third party reimbursement for our products and procedures; however; patients may be required to pay for our products and procedures out of pocket in full and without the ability to be reimbursed by any governmental and other third party payers.

We have obtained a patent as well as licenses for the exclusive use of a patent and a patent pending and have undertaken research and development efforts in connection with the development of investigational therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells. See “Disc/Spine Program”, “Metabolic Brown Adipose (Fat) Program” and “Curved Needle Device” below.

We have established a laboratory facility and will seek to further develop cellular-based treatments, products and protocols, stem cell-related intellectual property, or IP, and translational research applications. See “Laboratory” below.

We have not generated any significant revenues from our operations. The implementation of our business plan, as discussed below, will require the receipt of sufficient equity and/or debt financing to purchase necessary equipment, technology and materials, fund our research and development efforts, retire our outstanding debt (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Availability of Additional Funds”) and otherwise fund our operations. We intend to seek such financing from current shareholders and debtholders as well as from other accredited investors. We also intend to seek to raise capital through investment bankers and from biotech funds, strategic partners and other financial institutions. We anticipate that we will require approximately $20,000,000 in financing to commence and complete a Phase 2 clinical trial and we will require approximately $45,000,000 in further additional funding to complete our clinical trials using BRTX-100, as further described in this Item 1 (assuming the receipt of no revenues from operations), repay our outstanding debt ($3,999,335 as of December 31, 2017) (assuming that no debt is converted into equity) and fund general operations. We will also require a substantial amount of additional funding to implement our other programs described in this Item 1. No assurance can be given that the anticipated amounts of required funding are correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise. We may also seek to have our debtholders convert all or a portion of their debt into equity. No assurance can be given that we will be able to convert such debt into equity on commercially reasonable terms or otherwise. If we are unable to obtain adequate funding, we may be required to significantly curtail or discontinue our proposed operations. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition – We will need to obtain a significant amount of financing to initiate and complete our clinical trials and implement our business plan. – We will need to obtain additional financing to satisfy debt obligations.”).

Disc/Spine Program

General

Among the initiatives that we are currently pursuing is our Disc/Spine Program, with our initial investigational product being called BRTX-100. We have obtained a license (see “License” below) that permits us to use technology for adult stem cell treatment of disc and spine conditions, including protruding and bulging discs. The technology is an advanced stem cell culture and injection procedure into the intervertebral disc, or IVD, that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the legs and feet.

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

We have developed a mesenchymal stem cell investigational product, BRTX-100, derived from autologous (or a person’s own) human bone marrow, cultured and formulated to be delivered into a protruding or bulging disc.

In January 2017, we announced that we had submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial using our lead cell therapy candidate, BRTX-100, to investigate the use of the candidate in treating chronic lower back pain due to degenerative disc disease related to protruding/bulging discs. In February 2017, we received such authorization from the FDA. We intend to commence such clinical trial during the third or fourth quarter of 2018 (assuming the receipt of necessary funding).

In addition to developing BRTX-100, we may also seek to sublicense the technology to a strategic third party, who may assist in gaining FDA approval for our lumbar disc indication, or third parties for use in connection with cellular-based treatment programs with regard to disc and spine related conditions.

We have established a laboratory, which includes a clean room facility, to perform the production of cell products (possibly including BRTX-100) for use in our clinical trials or general research purposes. This capability may also enable us to develop our pipeline of future products and expand our stem cell-related IP. See “Laboratory” and “Technology; Research and Development” below.

BRTX-100

Our lead investigational therapeutic product, BRTX-100, is an autologous hypoxic (low oxygen) cultured mesenchymal stem cell product derived from a patient’s bone marrow and formulated with a proprietary carrier. The cryopreserved sterile cellular product will be provided to the clinician in vials for injection into damaged lumbar discs. The therapeutic delivery of BRTX-100, in treatment of chronic lumbar disc disease, is performed using a standard 20 gauge 3.5 inch introducer needle and a 25 gauge 6 inch needle that extends into the disc region where the product is delivered. Specific medical practitioners will be provided training using the product with regard to the injection procedure. It is anticipated that the treatment and delivery of the product will be a 30 minute outpatient procedure.

Mesenchymal stem cells used in BRTX-100 are similar to other MSCs under development by others; however, in order to enhance the survivability of our bone marrow-derived MSCs in the avascular environment of the damaged disc, BRTX-100 is expanded under hypoxic conditions for a period of approximately three weeks. This process is intended to result in a cell population with enhanced viability and therapeutic potential following injection locally into injured spinal discs. Publications and scientific literature have indicated that MSCs preconditioned in hypoxic environment show enhanced skeletal muscle regeneration, improved blood flow and vascular formation compared to MSCs cultured under normoxic (normal oxygen) conditions.

Production and Delivery

The production of BRTX-100 begins with the physician collecting bone marrow from the patient under a local anesthesia. Peripheral blood is also collected from the patient. The physician will then send the patient’s bone marrow and blood samples to our laboratory (or a contract laboratory) for culturing and formulation. The hypoxic culturing process applied is intended to result in the selection of a cell population that is suitable for an improved possibility of survival in the internal disc environment. The cell culturing process and product formulation will take approximately three weeks, with an additional two weeks required for quality control testing required to meet product release criteria. We will then send the therapeutic cryopreserved stem cells (BRTX-100) in a sterile vial back to the physician’s offices where it will be thawed prior to the procedure. The price structure for the procedure and our services has not been determined and no assurances can be given in this regard. The following illustrates the process

License

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

The license agreement provides for the requirement that we achieve certain milestones or pay certain minimum royalty amounts in order to maintain the exclusive nature of the licenses. The license agreement also provides for a royalty-bearing sublicense of certain aspects of the technology to Regenerative for use for certain purposes, including in the United States and the Cayman Islands. Further, the license agreement requires that Regenerative furnish certain training, assistance and consultation services with regard to the licensed technology.

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

Clinical Trial

In December 2014, we held a pre-IND meeting with the FDA’s Office of Cellular Tissue and Gene Therapies within the FDA’s Center for Biologics, Evaluation and Research. At the meeting, representatives of the FDA commented on our plans for an IND submission and a clinical trial with regard to the disc program. The FDA representatives identified certain necessary pre-clinical research and data as well as various suggestions to modify the clinical trial design. In January 2017, we announced that we had submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial using our lead cell therapy candidate, BRTX-100, to investigate the use of the candidate in treating chronic lower back pain due to degenerative disc disease related to protruding/bulging discs. In February 2017, we received such authorization from the FDA. We intend to commence such clinical trial during the third or fourth quarter of 2018 (assuming the receipt of necessary funding).

The following describes the Phase 2 clinical trial authorized by the FDA:

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

As an alternative to undertaking the Phase 2 clinical trial ourselves, we are exploring the possible licensing of our rights with respect to BRTX-100 to a strategic partner. Such an arrangement could possibly eliminate or significantly reduce the need to raise the substantial capital needed to commence and complete the clinical trials and undertake the commercialization of BRTX -100 and would provide licensing-related revenue to us. Such possible licensing efforts are first being explored by us and no assurance can be given that any licensing agreement will be entered into, whether upon commercially reasonable terms or otherwise.

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

Obesity, the abnormal accumulation of white fat tissue, leads to a number of metabolic disorders and is the driving force behind the rise of type 2 diabetes and cardiovascular diseases worldwide. Pharmacological efforts to alter metabolic homeostasis through modulating central control of appetite and satiety have had limited market penetration due to significant psychological and physiological safety concerns directly attributed to modulating these brain centers. Adipose tissue is one of the largest organs in the human body and plays a key role in central energy balance and lipid homeostasis. White and brown adipose tissues are found in mammals. White adipose tissue’s function is to store energy, whereas BAT specializes in energy expenditure. Recent advancements in unraveling the mechanisms that control the induction, differentiation, proliferation, and thermogenic activity of BAT, along with the application of imaging technologies for human BAT visualization, have generated optimism that these advances may provide novel strategies for targeting BAT activation/thermogenesis, leading to efficacious and safe obesity targeted therapies.

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

In order to deliver these differentiated cells into target locations in vivo, we seeded BADSC onto 3-dimensional biological scaffolds. Pre-clinical animal models of diet-induced obesity, that were transplanted with differentiated BADSC supported by a biological scaffold, presented significant reductions in weight and blood glucose levels compared to saline injected controls. We are identifying technology for in vivo delivery in small animal models. Having completed our proof of concept using our BAT in small animals, we are currently developing our next generation BAT. It is anticipated that this next version will contain a higher purity of BADSC, which is expected to increase the therapeutic effect compared to our first generation product. In addition, we are exploring the delivery of the therapeutic using encapsulation technology, which will only allow for reciprocal exchange of small molecules between the host circulation and the BAT implant. We expect that encapsulation may present several advantages over our current biological scaffolds, including prevention of any immune response or implant rejection that might occur in an immunocompetent host and an increase in safety by preventing the implanted cells from invading the host tissues and forming tumors. We have developed promising data on the loading of human stem cell-derived tissue engineered brown fat into an encapsulation device to be used as a cell delivery system for our metabolic platform program for the treatment of type 2 diabetes, obesity, hyperlipidemia and hypertension. This advancement may lead to successful transplantation of brown fat in humans. By successfully seeding human BADSC into an encapsulation device, we are advancing the development of our cell therapy program to treat metabolic disorders. This data is expected to progress our program to enable transplanted brown adipose cells to effectively maintain or regulate normal metabolism in humans. We are evaluating the next generation of BAT constructs that will first be tested in small animal models. No assurance can be given that this delivery system will be effective in vivo in animals or humans. Our allogeneic brown adipose derived stem cell platform potentially provides a therapeutic and commercial model for the cell-based treatment of obesity and related metabolic disorders.

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

In March 2014, we entered into a Research Agreement with Pfizer Inc., or the Pfizer Research Agreement, a global pharmaceutical company. Pursuant to the Pfizer Research Agreement, we were engaged to provide research and development services with regard to a joint study of the development and validation of a human brown adipose cell model. The Pfizer Research Agreement provided for an initial payment to us of $250,000 and the payment of up to an additional $525,000 during the two-year term of the Agreement, all of which has been received.

In August 2015, we entered into a one year research collaboration agreement with the University of Pennsylvania with regard to the understanding of brown adipose biology and its role in metabolic disorders. No amounts are payable by or to us pursuant to this agreement.

In September 2015, a United States patent related to the ThermoStem Program was issued to us.

In August 2017, an Australian patent related to the ThermoStem Program was issued to us.

In December 2017, a Japanese patent related to the ThermoStem Program was issued to us.

Following our research activities, we intend to undertake preclinical animal studies in order to determine whether our proposed treatment protocol is feasible. Such studies are planned to begin by the third quarter of 2018. Following the completion of such studies, we intend to file an IND with the FDA and initiate a clinical trial. See “Government Regulation” below and Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition – Risks Related to Our Cell Therapy Product Development Efforts; and – Risks Related to Government Regulation”). The FDA approval process can be lengthy, expensive and uncertain and there is no guarantee of ultimate approval or clearance.

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

Laboratory

We have established a laboratory in Melville, New York for research purposes and have built a cleanroom within the laboratory for the possible production of cell-based therapies, such as BRTX-100, for use in a clinical trial or general research purposes.

As operations grow, our plans include the expansion of our laboratory to perform cellular characterization and culturing, protocol and stem cell-related IP development, translational research and therapeutic outcome analysis. As we develop our business and additional stem cell treatments are approved, we will seek to establish ourselves as a key provider of adult stem cells for therapies and expand to provide cells in other market areas for stem cell therapy. We may also use outside laboratories specializing in cell therapy services and manufacturing of cell products.

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

We also intend to perform research to develop certain stem cell optimization compounds, media to enhance cellular growth and regeneration for the purpose of improving pre-treatment and post-treatment outcomes.

We have three pending United States patent applications with regard to two patent families. We have been issued a United States patent with regard to one of the two patent families. Patent applications with regard to one patent family have been filed in five foreign jurisdictions (of which two applications have granted as foreign patents and one application has become inactive). In addition, a Patent Cooperation Treaty, or PCT, application has been filed with regard to a second patent family and such PCT application has been filed in four foreign jurisdictions. Regenerative has filed two patent applications with regard to the technology that is the subject of the license agreement between us (see “Disc/Spine Program-License” above). A second application (U.S. Patent Application No. 15/891,852) was recently filed and claims priority to one of the Regenerative patent applications. Regenerative has been issued a patent with regard to its curved needle therapeutic delivery device. Our patent applications and those of Regenerative are currently in prosecution (i.e., we and Regenerative are seeking issued patents). A description of the patent applications and issued patents is set forth below:

Program	I.D.	Jurisdiction	Title
Disc/Spine	13/132,840*	US	Methods and compositions to facilitate repair of avascular tissue
	15/891,852	US	Surgical methods and compositions to facilitate repair of avascular tissue
	U.S. Patent No. 9,113,950 B2**	US	Therapeutic delivery device
Metabolic	U.S. Patent No. 9,133,438	US	Brown fat cell compositions and methods
	13/932,468	US
	15/910,625	US
	AU Patent No. 2012275335	Australia
	12743811.7	Europe
	230237	Israel
	JP Patent No. 6243839	Japan
	14/255,595	US	Human brown adipose derived stem cells and uses
	PCT/US2014/034540	Patent Cooperation Treaty
	2014253920	Australia
	14729769.1	Europe
	242150	Israel
	2016-509105	Japan

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

In March 2014, we entered into the Pfizer Research Agreement, as discussed above under “Metabolic Brown Adipose (Fat) Program”.

We have secured registrations in the U.S. Patent and Trademark Office for the following trademarks:

●
●
●
●	THERMOSTEM
●	STEM PEARLS, and
●	STEM THE TIDES OF TIME.

We own a published application in the U.S. Patent and Trademark Office for the trademark BRTX and an allowed application in the U.S. Patent and Trademark Office for the trademark BRTX-100.

We also have federal common law rights in the trademark BioRestorative Therapies and other trademarks and trade names used in the conduct of our business that are not registered.

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

During the years ended December 31, 2017 and 2016, we incurred $2,152,433 and $2,883,563, respectively, in research and development expenses.

Scientific Advisors

We have established a Scientific Advisory Board whose purpose is to provide advice and guidance in connection with scientific matters relating to our business. Our four Scientific Advisory Board members are Dr. Wayne Marasco, Chairman, Dr. Naiyer Imam, Dr. Wayne Olan and Dr. Joy Cavagnaro. See Item 10 (“Directors, Executive Officers and Corporate Governance – Scientific Advisors”) for a listing of the principal positions for Drs. Marasco, Imam, Olan, and Cavagnaro.

Competition

We will compete with many pharmaceutical, biotechnology and medical device companies, as well as other private and public stem cell companies involved in the development and commercialization of cell-based medical technologies and therapies.

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

Customers

Our cell and tissue therapeutic products are intended to be marketed to physicians, other health care professionals, hospitals, research institutions, pharmaceutical companies and the military. It is anticipated that physicians who are trained and skilled in performing spinal injections will be the physicians most likely to treat discs with injections of BRTX-100. These physicians would include interventional physiatrists (physical medicine physicians), pain management anesthesiologists, interventional radiologists and neurosurgeons.

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

FDA Regulation of Stem Cell Treatment and Products

The FDA regulates the manufacture of human stem cell treatments and associated products under the authority of the Public Health Service Act, or PHSA, and the Federal Food, Drug, and Cosmetic Act, or FDCA. Stem cells can be regulated under the FDA’s Human Cells, Tissues, and Cellular and Tissue-Based Products Regulations, or HCT/Ps, or may also be subject to the FDA’s drug, biological product, or medical device regulations, each as discussed below.

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

Because we are an enterprise in the early stages of operations and have not generated significant revenues from operations, it is difficult to anticipate the likely regulatory status of the array of products and services that we may offer. We believe that some of the adult autologous (self derived) stem cells that will be used in our cellular therapy products and services, including the brown adipose (fat) tissue that we intend to use in our ThermoStem Program, may be regulated by the FDA as HCT/Ps under 21 C.F.R. Part 1271. This regulation defines HCT/Ps as articles “containing or consisting of human cells or tissues that are intended for implantation, transplantation, infusion or transfer into a human recipient.” However, the FDA may disagree with this position or conclude that some or all of our stem cell therapy products or services do not meet the applicable definitions and exemptions to the regulation. If we are not regulated solely under the HCT/P provisions, we would need to expend significant resources to comply with the FDA’s broad regulatory authority under the FDCA. Third party litigation concerning the autologous use of a stem cell mixture to treat musculoskeletal and spinal injuries has increased the likelihood that some of our products and services are likely to be regulated as a drug or biological product and require FDA approval. In past litigation, the FDA asserted that the defendants’ use of cultured stem cells without FDA approval is in violation of the FDCA, claiming that the defendants’ product is a drug. The defendants asserted that their procedure is part of the practice of medicine and therefore beyond the FDA’s regulatory authority. The District Court ruled in favor of the FDA, and in February 2014 the Circuit Court affirmed the District Court’s holding.

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

Drug and Biological Product Regulation

An HCT/P product that does not meet the criteria for being solely regulated under Section 361 of the PHSA will be regulated as a drug, device or biological product under the FDCA and/or Section 351 of the PHSA, and applicable FDA regulations. The FDA has broad regulatory authority over drugs and biologics marketed for sale in the United States. The FDA regulates the research, clinical testing, manufacturing, safety, effectiveness, labeling, storage, recordkeeping, promotion, distribution, and production of drugs and biological products. The FDA also regulates the export of drugs and biological products manufactured in the United States to international markets in certain situations.

For products that are regulated as drugs, an investigational new drug, or IND, application and an approved new drug application, or NDA, are required before marketing and sale in the United States pursuant to the requirements of 21 C.F.R. Parts 312 and 314, respectively. An IND application notifies the FDA of prospective clinical testing and allows the test product to be shipped in interstate commerce. Approval of an NDA requires a showing that the drug is safe and effective for its intended use and that the methods, facilities, and controls used for the manufacturing, processing, and packaging of the drug are adequate to preserve its identity, strength, quality, and purity. If regulated as a biologic, the product must be subject to an IND to conduct clinical trials and a manufacturer must obtain an approved biologics license application, or BLA, before introducing a product into interstate commerce. To obtain a BLA, a manufacturer must show that the proposed product is safe, pure, and potent and that the facility in which the product is manufactured, processed, packed, or held meets established quality control standards.

Drug and biological products must also comply with applicable registration, product listing, and adverse event reporting requirements as well as the FDA’s general prohibition against misbranding and adulteration. Additionally, the FDA actively enforces regulations prohibiting marketing and promotion of drugs and biologics for indications or uses that have not been approved by the FDA (i.e., “off label” promotion).

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

Under the FDCA, medical devices are classified into one of three classes, Class I, Class II, or Class III, depending upon the degree of risk associated with the medical device and the extent of control needed to ensure safety and effectiveness. Class I devices are subject to the lowest degree of regulatory scrutiny because they are considered low risk devices and need only comply with the FDA’s General Controls. The General Controls include compliance with the registration, listing, adverse event reporting requirements, and applicable portions of the Quality System Regulation as well as the general misbranding and adulteration prohibitions.

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

Promotion of Foreign-Based Cellular Therapy Treatment— “Medical Tourism”

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

Foreign Government Regulation

In general, we will need to comply with the government regulations of each individual country in which our therapy centers are located and products are to be distributed and sold. These regulations vary in complexity and can be as stringent, and on occasion even more stringent, than FDA regulations in the United States. Due to the fact that there are new and emerging cell therapy regulations that have recently been drafted and/or implemented in various countries around the world, the application and subsequent implementation of these new and emerging regulations have little to no precedence. Therefore, the level of complexity and stringency is not always precisely understood for each country, creating greater uncertainty for the international regulatory process. Furthermore, government regulations can change with little to no notice and may result in up-regulation of our product(s), thereby creating a greater regulatory burden for our cell processing technology products. We have not yet thoroughly explored the applicable laws and regulations that we will need to comply with in foreign jurisdictions. It is possible that we may not be permitted to expand our business into one or more foreign jurisdictions.

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

Employees

We currently have nine employees all of whom are full-time employees. We believe that our employee relations are good.

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

	High	Low
2016 Calendar Year
First Quarter	$4.45	$2.61
Second Quarter	$4.48	$3.40
Third Quarter	$3.91	$2.71
Fourth Quarter	$3.68	$2.90

2017 Calendar Year
First Quarter	$5.01	$3.00
Second Quarter	$4.75	$2.85
Third Quarter	$3.80	$2.70
Fourth Quarter	$3.70	$2.50

Holders

As of March 29, 2018, there were 299 record holders of our shares of common stock.

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

Recent Sales of Unregistered Securities

During the three months ended December 31, 2017, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, as transactions by an issuer not involving any public offering or Section 3(a)(9) of the Securities Act as a security exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2016, Quarterly Reports on Form 10-Q for the periods ended March 31, 2017, June 30, 2017 and September 30, 2017 and Current Reports on Form 8-K filed with the Securities and Exchange Commission, and press releases made by us), and we were available to answer questions by prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficiency and for other corporate purposes.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price	Term (Years)	Purchaser(s)	Consideration (1)
10/2/2017	2,500	-	-	-	(2)	$5,000	(3)
10/16/2017	1,800	-	-	-	(2)	$3,600	(3)
10/23/2017	12,728	-	-	-	(2)	$26,219	(4)
10/26/2017	6,161	-	-	-	(2)	$15,000	(4)
11/6/2017-11//27/2017	20,000	20,000	$4.00	5	(2)	$60,000	(5)
11/8/2017	7,800	-	-	-	(2)	$13,645	(6)
11/8/2017	12,410	-	-	-	(2)	$26,308	(4)
11/21/2017	12,818	-	-	-	(2)	$26,404	(4)
12/6/2017	13,947	-	-	-	(2)	$26,500	(4)
12/8/2017	6,227	-	-	-	(2)	$15,000	(4)
12/12/2017-12/27/2017	410,625	102,656	$4.00	2	(2)	$821,250	(7)

(1)	The value of the non-cash consideration was estimated to be the fair value of our restricted common stock. Since our shares are thinly traded in the open market, the fair value of our equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares.

(2)	Accredited investor.

(3)	Issued in connection with a note payable maturity extension.

(4)	Issued in connection with the conversion of convertible notes payable.

(5)	Issued for cash consideration.

(6)	Issued in connection with issuance of debt.

(7)	Issued in connection with warrant exercises.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2017, there were no purchases of common stock made by us or any “affiliated purchaser”.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of BioRestorative Therapies, Inc. (and including its subsidiaries, “BRT” or the “Company”) as of December 31, 2017 and 2016 and for the years ended December 31, 2017 and 2016 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K following Item 16. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to BRT. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Factors That May Affect Future Results and Financial Condition” in this Item 7 for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

We develop therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult (non-embryonic) stem cells. We are currently pursuing our Disc/Spine Program with our initial therapeutic product being called BRTX-100. In January 2017 we announced that we had submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial using our lead cell therapy candidate, BRTX-100, to investigate the use of the candidate in treating chronic lower back pain due to degenerative disc disease related to protruding/bulging discs. In February 2017, we received such authorization from the FDA. We intend to commence such clinical trial during the third or fouth quarter of 2018 (assuming the receipt of necessary funding). We have obtained a license to use technology for adult stem cell treatment of disc and spine conditions, including protruding and bulging lumbar discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the legs and feet. We are also developing our ThermoStem Program. This pre-clinical program involves the use of brown adipose (fat) in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies. A United States patent related to the ThermoStem Program was issued in September 2015, an Australian patent related to the ThermoStem Program was issued in August 2017, and a Japanese patent related to the ThermoStem Program was issued in December 2017.

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

As of December 31, 2017, our accumulated deficit was $51,404,453, our stockholders’ deficiency was $6,836,568 and our working capital deficiency was $7,833,592. We have historically only generated a modest amount of revenue, and our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year. These conditions indicate that there is substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date.

Based upon our working capital deficiency as of December 31, 2017, and our forecast for continued operating losses, we require equity and/or debt financing to continue our operations. As of December 31, 2017, our outstanding debt of $3,999,335, together with interest at rates ranging between 0% and 15% per annum, was due on various dates through December 2018. Subsequent to December 31, 2017, we have received aggregate equity financing (representing proceeds received from the exercise of common stock purchase warrants) and debt financing of $452,168 and $420,500, respectively, debt (inclusive of accrued interest) of $207,993 has been converted into or exchanged for common stock, $119,583 of debt has been repaid, and the due date for the repayment of $788,982 of debt has been extended to dates between March 2018 and August 2018. Giving effect to the above actions, we currently have notes payable aggregating $598,500 which are past due. Based upon our working capital deficiency and outstanding debt, we expect to be able to fund our operations through April 2018 while we continue to apply efforts to raise additional capital. We anticipate that we will require approximately $20,000,000 in financing to commence and complete a Phase 2 clinical trial with regard to our Disc/Spine Program. We anticipate that we will require approximately $45,000,000 in further additional funding to complete our clinical trials using BRTX-100 (assuming the receipt of no revenues). We will also require a substantial amount of additional funding if we determine to establish a manufacturing operation with regard to our Disc/Spine Program (as opposed to utilizing a third party manufacturer) and to implement our other programs, described in Item 1 (“Business”), including our metabolic ThermoStem Program. No assurance can be given that the anticipated amounts of required funding are correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise.

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

Consolidated Results of Operations

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

The following table presents selected items in our consolidated statements of operations for the years ended December 31, 2017 and 2016, respectively:

	For the Years Ended
	December 31,
	2017	2016

Revenues	$81,000	$36,355

Cost of sales	-	102
Gross Profit	81,000	36,253

Operating Expenses
Marketing and promotion	65,455	86,451
Consulting	2,334,212	1,605,917
Research and development	2,152,433	2,883,563
General and administrative	3,903,184	3,245,397
Total Operating Expenses	8,455,284	7,821,328
Loss From Operations	(8,374,284)	(7,785,075)

Other (Expense) Income
Interest expense	(468,107)	(221,608)
Amortization of debt discount	(619,266)	(542,336)
Loss on extinguishment of notes payable, net	(59,938)	(58,787)
Change in fair value of derivative liabilities	107,039	-
Warrant modification expense	(30,099)	(28,486)

Total Other Expense	$(1,070,371)	$(851,217)

Net Loss	$(9,444,655)	$(8,636,292)

Revenues

For the year ended December 31, 2017, we generated $81,000 from royalty revenue in connection with our sublicense agreement. For the year ended December 31, 2016, we generated $36,000 from royalty revenue in connection with our sublicense agreement and $355 from sales of Stem Pearls skincare products. The increase in our revenues for the year ended December 31, 2017 versus 2016 was due to an increase in royalty revenue in connection with our sublicense agreement.

Cost of sales

For the year ended December 31, 2017, cost of sales was $0 as compared to $102 for 2016. For the year ended December 31, 2016, cost of sales consisted of the costs of the underlying Stem Pearls skincare products.

Gross profit

For the year ended December 31, 2017, gross profit increased to $81,000 (100% of revenues) as compared to $36,253 (approximately 100% of revenues) for the year ended December 31, 2016, due to an increase in royalty revenue in connection with our sublicense agreement.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the year ended December 31, 2017, marketing and promotion expenses decreased by $20,996, or 24%, to $65,455 from $86,451, for the year ended December 31, 2016. The decrease is primarily due to reduced travel activity and associated costs of approximately $38,000, partially offset by an increase in approximately $17,000 of costs associated with advertising and promotions with OTC Markets and a Japanese press release.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the year ended December 31, 2017, consulting expenses increased $728,295, or 45%, to $2,334,212 from $1,605,917, for the year ended December 31, 2016. The increase is primarily due to an increase of approximately $703,000 in stock-based compensation expense related to options granted to directors and consultants and an increase of approximately $25,000 in other cash consulting fees.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; (c) our President, Disc/Spine Division (who resigned in July 2017); and (d) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the year ended December 31, 2017, research and development expenses decreased by $731,130 or 25%, to $2,152,433 from $2,883,563, for the year ended December 31, 2016. The decrease was primarily a result of an approximately $349,000 decrease in costs related to a third party laboratory associated with the completion of our animal study for our disc/spine initiative in 2016, a decrease of approximately $136,000 in payroll and payroll-related costs due to the resignation of our former President of the Disc/Spine Division, a decrease of approximately $70,000 related to the reversal of previously accrued 2017 bonus milestones that are no longer probable to be achieved, a decrease of approximately $92,000 of medical supplies in connection with a previous stock up of supplies in 2016, all partially offset by approximately $97,000 of 2016 bonus milestones achieved in 2017.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of (a) our Vice President of Research and Development; (b) our President, Disc/Spine Division; and (c) our laboratory staff) as well as corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the year ended December 31, 2017, general and administrative expenses increased by $657,787, or 20%, to $3,903,184 from $3,245,397, for the year ended December 31, 2016. The increase is primarily related to approximately $372,000 in stock-based compensation to employees and our Chief Executive Officer, an increased amount of options outstanding that are being amortized, an increase in professional fees of approximately $225,000 in connection with patent applications and an increase in professional fees of approximately $71,000 associated with capital raising efforts.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the year ended December 31, 2017, interest expense increased by $246,499, or 111%, to $468,107 as compared to $221,608 during the year ended December 31, 2016. The increase was due to an increase in interest-bearing short-term borrowings as compared to the year ended December 31, 2016.

Amortization of debt discount

For the year ended December 31, 2017, amortization of debt discount increased by $76,930 or 14%, to $619,266 as compared to $542,336 during the year ended December 31, 2016. The increase was primarily due to the timing of the recognition of expense related to the beneficial conversion features of convertible notes and the recognition of the debt discount expense.

Loss on extinguishment of notes payable, net

For the year ended December 31, 2017, we recorded a loss on extinguishment of notes payable, net, of $59,938, which is associated with investors’ exchange of debt into equity securities, as compared to a loss on extinguishment of notes payable of $58,787 for the year ended December 31, 2016.

Change in fair value of derivative liabilities

For the year ended December 31, 2017, we recorded a gain related to the change in fair value of derivative liabilities of $107,039 due to the decline in time value of embedded conversion options within certain convertible notes payable. There were no embedded conversion options that were classified as derivative liabilities for the year ended December 31, 2016.

Warrant modification expense

During the year ended December 31, 2017, we recorded expense related to the modification of the expiration dates and exercise prices of outstanding warrants of $30,099, as compared to expense related to the modification of outstanding warrants of $28,486 for the year ended December 31, 2016.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	December 31,
	2017	2016
Cash	$451,680	$31,822

Working Capital Deficiency	$(7,833,592)	$(5,783,184)

Notes Payable (Gross)	$3,999,335	$2,336,565

Availability of Additional Funds

Based upon our working capital and stockholders’ deficiencies of $7,833,592 and $6,836,568, respectively, as of December 31, 2017, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2017, our outstanding debt of $3,999,335, together with interest at rates ranging between 0% and 15% per annum, was due on various dates through December 2018. Subsequent to December 31, 2017, we have received aggregate equity financing (representing proceeds received from the exercise of common stock purchase warrants) and debt financing of $452,168 and $420,500, respectively, debt (inclusive of accrued interest) of $207,993 has been converted into or exchanged for common stock, $119,583 of debt has been repaid, and the due date for the repayment of $788,982 of debt has been extended to dates between March 2018 and August 2018. Giving effect to the above actions, we currently have notes payable aggregating $598,500 which are past due. As of the date of filing, our outstanding debt was as follows:

Maturity Date	Principal Amount
Past Due	$598,500
QE 3/31/18	-
QE 6/30/18	1,623,749
QE 9/30/18	501,233
QE 12/31/18	1,432,730
$4,156,212

Based upon our working capital deficiency, outstanding debt and forecast for continued operating losses we expect that the cash we currently have available will fund our operations through April 2018 while we continue to apply efforts to raise additional capital. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes). Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

Our consolidated financial statements included elsewhere in this Annual Report on Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

During the year ended December 31, 2017, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the years ended December 31, 2017 and 2016 in the amounts of $3,853,821 and $5,002,675, respectively. The net cash used in operating activities for the year ended December 31, 2017 was primarily due to cash used to fund a net loss of $9,444,655, adjusted for non-cash expenses in the aggregate amount of $4,769,506 partially offset by $821,328 of cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accrued interest, expenses and other current liabilities, increases in accounts payable, a decrease in security deposit and decreases in prepaid expenses and other current assets, partially offset by increases in accounts receivable, primarily due to cash constraints during the period. The net cash used in operating activities for the year ended December 31, 2016 was primarily due to cash used to fund a net loss of $8,636,292, adjusted for non-cash expenses in the aggregate amount of $3,452,689, partially offset by $180,928 of cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accrued interest, expenses and other current liabilities and a decrease in accounts receivable, partially offset by a decrease in accounts payable, primarily due to cash constraints during the period.

Net Cash Used in Investing Activities

During the year ended December 31, 2017, net cash used in investing activities was $3,617 used for the purchase of computer equipment. During the year ended December 31, 2016, net cash used in investing activities was $188,764 used for the purchase of furniture, computer equipment and medical equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the years ended December 31, 2017 and 2016 was $4,277,296 and $5,056,706, respectively. During the year ended December 31, 2017, $2,197,046 of net proceeds were from debt financings and other borrowings and $2,080,250 of proceeds were from equity financings (including proceeds received in connection with the exercise of common stock purchase warrants). During the year ended December 31, 2016, $1,345,470 of net proceeds were from debt financings and $3,711,236 of proceeds were from equity financings (including proceeds received in connection with the exercise of common stock purchase warrants).

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

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in our financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts, or temporary differences, at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

We adopted the provisions of Accounting Standards Codification, or ASC, Topic 740-10, which prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

See Note 3 to our consolidated financial statements for the year ended December 31, 2017.

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

We have a limited operating history. Since our inception, we have incurred net losses. As of December 31, 2017, we had a working capital deficiency of $7,833,592 and stockholders’ deficiency of $6,836,568. The report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2017 and 2016 and for the years then ended indicates that our financial statements have been prepared assuming that we will continue as a going concern. The report states that, since we have incurred net losses since inception and we need to raise additional funds to meet our obligations and sustain our operations, there is substantial doubt about our ability to continue as a going concern. Our plans in regard to these matters are described in footnote 2 to our audited financial statements as of December 31, 2017 and 2016 and for the years then ended, which are included following Item 16 (“Form 10-K Summary”). Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will need to obtain a significant amount of financing to initiate and complete our clinical trials and implement our business plan.

Since our inception, we have not generated significant revenues from our operations and have funded our operations through the sale of our equity securities (approximately $15,000,000) and debt securities (approximately $15,000,000). The implementation of our business plan, as discussed in Item 1 (“Business”), will require the receipt of sufficient equity and/or debt financing to purchase necessary equipment, technology and materials, fund our research and development efforts, retire our outstanding debt and otherwise fund our operations. We anticipate that we will require approximately $20,000,000 in financing to commence and complete a Phase 2 clinical trial using BRTX-100. We anticipate that we will require approximately $45,000,000 in further additional funding to complete our clinical trials using BRTX-100 (assuming the receipt of no revenues). We will also require a substantial amount of additional funding if we determine to establish a manufacturing operation with regard to our Disc/Spine Program (as opposed to utilizing a third party manufacturer) and to implement our other programs described in Item 1 (“Business”), including our metabolic ThermoStem Program. No assurance can be given that the anticipated amounts of required funding are correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise. In the event we do not obtain the financing required for the above purposes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate.

We will need to obtain additional financing to satisfy debt obligations.

As described in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Availability of Additional Funds”), as of December 31, 2017, our outstanding debt of $3,999,335, together with interest at rates ranging between 0% and 15% per annum, are due on various dates through December 2018. Subsequent to December 31, 2017, we have received aggregate equity financing (representing proceeds received from the exercise of common stock purchase warrants) and debt financing of $452,168 and $420,500, respectively, debt (inclusive of accrued interest) of $207,993 has been converted into or exchanged for common stock, $119,583 of debt has been repaid, and the due date for the repayment of $788,982 of debt has been extended to dates between March 2018 and August 2018. Giving effect to the above actions, we currently have notes payable aggregating $598,500 which are past due. As of March 29, 2018, the outstanding balance of our debt of $4,156,212, together with accrued interest, was due and payable either on demand or on various dates through December 2018. Unless we obtain additional financing or, upon our request, the debt holders agree to convert their debt into equity or extend the maturity dates of the debt, we will not be able to repay such debt. Based upon our working capital deficiency and outstanding debt, we expect to be able to fund our operations through April 2018, while we continue to apply efforts to raise additional capital. Even if we are able to satisfy our debt obligations, our cash balance and the revenues for the foreseeable future from our anticipated operations will not be sufficient to fund the development of our business plan.

Our business strategy is high risk.

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

Except for a certain license agreement described in Item 1 (“Business”), we do not have any material agreements or understandings in place with respect to the implementation of our business strategy. No assurances can be given that we will be able to enter into any necessary agreements with respect to the development of our business. Our inability to enter into any such agreements would have a material adverse effect on our results of operations and financial condition.

We depend on our executive officers and on our ability to attract and retain additional qualified personnel; we do not currently have a Chief Financial Officer.

Our performance is substantially dependent on the performance of Mark Weinreb, our Chief Executive Officer. We rely upon him for strategic business decisions and guidance. Mr. Weinreb is subject to an employment agreement with us that is scheduled to expire on December 31, 2019. We are also dependent on the performance of Adam D. Bergstein, our Senior Vice President, Planning and Business Development, and Francisco Silva, our Vice President of Research and Development, in establishing and developing our products. Messrs. Bergstein and Silva are also subject to employment agreements with us. We do not have any key-man insurance policies on the lives of any of our executive officers. We do not currently have a Chief Financial Officer. Pending the hiring of a Chief Financial Officer, we are utilizing financial consultants with regard to the preparation of our financial statements. We believe that our future success in developing marketable products and services and achieving a competitive position will depend in large part upon whether we can attract and retain additional qualified management and scientific personnel, including a Chief Financial Officer. Competition for such personnel is intense, and there can be no assurance that we will be able to attract and retain such personnel. The loss of the services of Mr. Weinreb, Mr. Bergstein and/or Mr. Silva or the inability to attract and retain additional personnel, including a Chief Financial Officer, and develop expertise as needed would have a substantial negative effect on our results of operations and financial condition.

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

We are dependent upon the successful development, approval and commercialization of our product candidates. Before we are able to seek regulatory approval of our product candidates, we must conduct and complete extensive clinical trials to demonstrate their safety and efficacy in humans. Our lead product candidate, BRTX-100, is in early stages of development and we only recently received FDA authorization to commence a Phase 2 clinical trial using BRTX-100 to investigate the use of the candidate in treating chronic lower back pain due to degenerative disc disease related to protruding/bulging discs.

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

Any inability to successfully complete pre-clinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required, or we may elect, to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical study delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

We have not commenced the clinical trials necessary to obtain FDA approval to market BRTX-100 or any of our other products in development. While our management lacks significant experience in completing clinical trials and bringing a drug through commercialization, we have hired outside consultants with such experience. Clinical trials for BRTX-100 and other products in development may be delayed or terminated as a result of many factors, including the following:

●	patients failing to complete clinical trials due to dissatisfaction with the treatment, side effects or other reasons;

●	failure by regulators to authorize us to commence a clinical trial;

●	suspension or termination by regulators of clinical research for many reasons, including concerns about patient safety, the failure of study sites and/or investigators in our clinical research program to comply with Good Clinical Practices, or GCP, requirements, or our failure, or the failure of our contract manufacturers, to comply with current Good Manufacturing Practices, or cGMP, requirements;

●	delays or failure to obtain clinical supply for our products necessary to conduct clinical trials from contract manufacturers;

●	treatment candidates demonstrating a lack of efficacy during clinical trials;

●	treatment candidates demonstrating significant safety signals

●	inability to continue to fund clinical trials or to find a partner to fund the clinical trials;

●	competition with ongoing clinical trials and scheduling conflicts with participating clinicians; and

●	delays in completing data collection and analysis for clinical trials.

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

Competitors may have greater experience in developing products, therapies or devices, conducting clinical trials, obtaining regulatory clearances or approvals, manufacturing and commercialization. It is possible that competitors may obtain patent protection, approval or clearance from the FDA or achieve commercialization earlier than we can, any of which could have a substantial negative effect on our business.

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

Over the past seven years, our business plan has been focused on capturing a piece of the burgeoning field of cell therapy. We have limited experience in the areas of cell therapy product development and marketing, and in the related regulatory issues and processes. Although we have recruited a team that has experience with designing and conducting clinical trials and hired contract research organizations, contract manufacturing organizations and FDA consultants, as a company, we have limited experience in conducting clinical trials and no experience in conducting clinical trials through to regulatory approval of any product candidate. In part because of this lack of experience, we cannot be certain that planned clinical trials will begin or be completed on time, if at all. We cannot assure that we will successfully achieve our clinical development goals or fulfill our plans to capture a piece of the cell therapy market.

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

The enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated regulatory pathway for the approval of products demonstrated to be biosimilar, or “highly similar,” to or “interchangeable” with an FDA-approved innovator (original) biologic product. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing reference product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product is approved under a biologics license application, or BLA. Although the FDA has approved several biosimilar products, complex provisions of the law are still being implemented by the FDA and interpreted by the federal courts. As a result, the ultimate impact, implementation, and meaning of the BPCIA are still subject to some uncertainty and FDA actions and court decisions concerning the law could have a material adverse effect on the future commercial prospects for our biological products.

We believe that, if any of our product candidates are approved as a biological product under a BLA, it should qualify for the 12-year period of exclusivity. However, there is a risk that the FDA could approve biosimilar applicants for other reference products that no longer have such exclusivity, thus potentially creating the opportunity for greater competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

The FDA’s regulation of regenerative medicine products remains unpredictable and we are not certain what impact this will have on the potential approval of our products.

The FDA’s regulation of therapies derived from stem cell products and technologies is evolving and may continue to evolve. In December 2016, the 21st Century Cures Act, or the Cures Act, was signed into law in the U.S. to advance access to medical innovations. Among other things, the Cures Act established a new FDA “Regenerative Medicine Advanced Therapy,” or RMAT, designation. This designation offers a variety of benefits to product candidates, including enhanced FDA support during clinical development, priority review on application filing, accelerated approval based on potential surrogate endpoints, and the potential use of patient registry data and other forms of real world evidence for post-approval confirmatory studies. While the FDA issued draft guidance on such designation in November 2017, this guidance has not been finalized to date. There is no certainty that any of our product candidates will receive RMAT designation or that the receipt of such designation would provide an expedited pathway to FDA approval.

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

In addition, the Supreme Court has recently taken more limiting positions as to what constitutes patentable subject matter. As a result, many patents covering what were previously patentable inventions are now determined to cover inventions which are deemed non-statutory subject matter and are now invalid. As a result of this and subsequent opinions by the Court of Appeals for the Federal Circuit, the Patent Office is now applying more stringent limitations to claims in patent applications and is refusing to grant patents in areas of technology where patents were previously deemed available. Therefore there is a risk that we will be unable to acquire patents to cover our products and if such patents are granted they may subsequently be found to be invalid.

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

We believe that some of our products and services may be regulated solely as HCT/Ps; however, it is possible that some or all of our products may be regulated as prescription drugs, medical devices, and/or biological products and therefore will likely require FDA regulatory approval or clearance prior to being marketed in the United States. The FDA approval process can be lengthy, expensive, and uncertain and there is no guarantee of ultimate approval or clearance. Even if our products are approved, FDA regulation of manufacturing activities can affect our ability to market a drug, biologic or medical device. These products must comply with the applicable current Good Manufacturing Practices (for drug products), Quality System Regulations (for medical devices), or General Biological Product Standards (for biological products) as set forth in Title 21 of the Code of Federal Regulations. These regulations govern the manufacture, processing, packaging, and holding of the products. The FDA conducts inspections to enforce compliance with these regulations. We and any third-party contractor that manufactures these products on our behalf must comply with the applicable regulations. If we or any third party retained by us that engages in the manufacture of a drug, medical device, or biological product fails to comply with the applicable regulations, our business could be adversely affected. Discovery after FDA approval of previously unknown problems with a product, manufacturer or manufacturing process, or a failure to comply with regulatory requirements, may result in actions such as:

●	a delay in or failure to receive FDA approval;

●	warning letters or untitled letters or other actions requiring changes in product manufacturing processes or restrictions on product marketing or distribution;

●	product recalls or seizures or the temporary or permanent withdrawal of a product from the market; and/or

●	fines, restitution or disgorgement of profits or revenue, the imposition of civil penalties or criminal prosecution.

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

Further, the FDA regulates the advertising and promotion in the United States of prescription drugs, medical devices, and biological products. The FDA requires such advertising and promotion to be truthful and not misleading. The omission of safety risks, overstatement of effectiveness information, improper product comparisons, and/or marketing of unapproved uses can result in enforcement actions by the FDA, such as the issuance of warning and untitled letters and the imposition of civil penalties or criminal prosecution. To the extent our products are regulated by the FDA as drugs, medical devices and/or biological products, violations of these requirements could have an adverse effect on our business.

The FTC regulates advertising in the United States of medical treatments, procedures, and regimens that take place inside and outside of the United States. FTC regulations are designed to prevent unfair and deceptive practices and false advertising. The FTC requires advertisers and promoters to have a reasonable basis to substantiate and support claims. Failure to sufficiently substantiate and support claims can lead to enforcement action by the FTC, such as a disgorgement order of any profits made from the promoted business or an injunction from further violative promotion. Such enforcement actions could have an adverse effect on our business.

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

The CMS has authority to implement the Clinical Laboratories Improvement Amendments, or CLIA, program. Our laboratory operations in the United States will need to comply with the CLIA program standards. CLIA is designed to establish quality laboratory testing by ensuring the accuracy, reliability, and timeliness of patient test results. Laboratories that handle stem cells and other biologic matter are included under the CLIA program. Under the CLIA program, laboratories must be certified by the government, satisfy governmental quality and personnel standards, undergo proficiency testing, be subject to inspections, and pay fees. The failure to comply with CLIA standards could result in suspension, revocation, or limitation of a laboratory’s CLIA certificate. In addition, fines or criminal penalties could also be levied. To the extent that our business activities require CLIA certification, we intend to obtain and maintain such certification. There is no guarantee that we will be able to gain CLIA certification. Failure to gain CLIA certification or comply with the CLIA requirements will adversely affect our business.

The Department of Health and Human Services, or HHS, published the Standards for Privacy of Individually Identifiable Health Information, or the Privacy Rule, and the Security Standards for the Protection of Electronic Protected Health Information, or the Security Rule, pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA. The Privacy Rule specifies the required, permitted and prohibited uses and disclosures of an individual’s protected health information by health plans, health care clearinghouses, and any health care provider that transmits health information in electronic format (referred to as covered entities). The Security Rule establishes a national security standard for safeguarding protected health information that is held or transferred in electronic form (referred to as electronic protected health information). The Security Rule addresses the technical and non-technical safeguards that covered entities must implement to secure individuals’ electronic protected health information.

In addition to covered entities, the Health Information Technology for Economic and Clinical Health Act, enacted as part of the American Recovery Act of 2009, or the HITECH Act, made certain provisions of the Security Rule, as well as the additional requirements the HITECH Act imposed that relate to security and privacy and that are imposed on covered entities, directly applicable as a matter of law to individuals and entities that perform permitted functions on behalf of covered entities when those functions involve the use or disclosure of protected health information. These individuals and entities are referred to as business associates. Covered entities are required to enter into a contract with business associates, called a business associate agreement, that also imposes many of the Privacy Rule requirements on business associates as a matter of contract.

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

In the event we determine to operate in foreign jurisdictions, including conducting clinical trials, we will need to comply with the United States Foreign Corrupt Practices Act of 1977, or FCPA. The FCPA prohibits a corporation, including its subsidiaries, third-party contractors, distributors, consultants and employees, from corruptly making or offering to make payments to foreign officials for the purpose of obtaining or enhancing business. Under the law, “foreign officials” include employees of health systems operated by government entities. The FCPA also establishes specific record-keeping and internal accounting controls. Violations of the FCPA can result in the imposition of civil penalties or criminal prosecution. Failure to comply with the FCPA will adversely affect our business.

In addition to the FCPA, we will also need to comply with the foreign government laws and regulations of each individual country in which any therapy centers that we may establish are located and products are to be distributed and sold. These regulations vary in complexity and can be as stringent, and on occasion even more stringent, than FDA regulations in the United States. Due to the fact that there are new and emerging cell therapy and cell banking regulations that have recently been drafted and/or implemented in various countries around the world, the application and subsequent implementation of these new and emerging regulations have little to no precedence. Therefore, the level of complexity and stringency is not always precisely understood today for each country, creating greater uncertainty for the international regulatory process. Furthermore, government regulations can change with little to no notice and may result in up-regulation of our products, thereby creating a greater regulatory burden for our cell processing technology products. We have not yet thoroughly explored the applicable laws and regulations that we will need to comply with in foreign jurisdictions. It is possible that we may not be permitted to expand our business into one or more foreign jurisdictions.

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

We are not aware of any government investigations involving any of our facilities or management. While we believe that we are in compliance with applicable governmental healthcare laws and regulations, any future investigations of our business or executives could cause us to incur substantial costs, and result in significant liabilities or penalties, as well as damage to our reputation.

It is uncertain to what extent the government, private health insurers and third-party payors will approve coverage or provide reimbursement for the therapies and products to which our services relate. Availability for such reimbursement may be further limited by reductions in Medicare, Medicaid and other federal healthcare program funding in the United States.

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

We may directly or indirectly receive revenues from federal health care programs, such as Medicare. Federal health care programs are subject to changes in coverage and reimbursement rules and procedures, including retroactive rate adjustments. These contingencies could materially decrease the range of services covered by such programs or the reimbursement rates paid directly or indirectly for our products and services. To the extent that any health care reform favors the reimbursement of other therapies over our therapeutic products under development, such reform could affect our ability to sell our services, which may have a material adverse effect on our revenues.

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

Furthermore, there has been a trend in recent years towards reductions in overall funding for Medicare, Medicaid and other federal health care programs. There has also been an increase in the number of people who are not eligible for or enrolled in Medicare, Medicaid or other governmental programs. The reduced funding of governmental programs could have a negative impact on the demand for our services to the extent it relates to products and services which are reimbursed by government and private payors.

Unintended consequences of healthcare reform in the United States may adversely affect our business.

The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the United States, the Affordable Care Act, or ACA, was signed into law in 2010 under the Obama administration. By implementing comprehensive reforms, the law seeks to, among other things, increase access to healthcare for the uninsured and control the escalation of healthcare expenditures within the economy. While we do not believe this law will have a direct impact on our business, the law requires the adoption of various implementing regulations, which may have unintended consequences or indirectly impact our business. Under the Trump administration, Congress has passed certain legislation to alter the ACA. In addition, Congress and select states have proposed legislation to alter and/or repeal the ACA and/or transform certain aspects of existing federal and state health programs. It is difficult to predict how enforcement initiatives under the ACA and/or additional legislation or regulation enacted in the future may impact our business. If the ACA and/or additional legislation or regulation enacted in the future cause such unintended consequences or indirect impact, they could have a material adverse effect on our business, financial condition and results of operations.

Competitor companies or hospitals in the European Union, or EU, may be able to take advantage of EU rules permitting sales of unlicensed medicines for individual patients to sell competing products without a marketing authorization.

The EU medicines rules allow individual member states to permit the supply of a medicinal product without a marketing authorization to fulfill special needs, where the product is supplied in response to a bona fide unsolicited order, formulated in accordance with the specifications of a healthcare professional and for use by an individual patient under his direct personal responsibility. This may, in certain countries, also apply to products manufactured in a country outside the EU and imported to treat specific patients or small groups of patients. In addition, advanced therapy medicinal products do not need a marketing authorization if they are prepared on a non-routine basis and are used within the same EU member state in a hospital in accordance with a medical prescription for an individual patient.

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

The SEC has adopted regulations which define a “penny stock” to be any equity security that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Based upon the last reported sale price of our common stock on the OTCQB market on March 29, 2018, as of such date, our common stock was a “penny stock”. For any transactions involving a penny stock, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock by a retail customer, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker/dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. If the market price for shares of our common stock remains below $5.00, and we do not satisfy any of the exceptions to the SEC’s definition of penny stock, our common stock will continue to be classified as a penny stock. If such classification should remain in place, as a result of the penny stock restrictions, brokers or potential investors may be reluctant to trade in our securities, which may result in less liquidity for our common stock.

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

The market price of our common stock may be subject to significant fluctuations and be highly volatile, which may make it difficult for a stockholder to resell shares of our common stock at the volume, prices and times the stockholder finds attractive. There are many factors that will impact our stock price and trading volume, including, but not limited to, the factors listed above under “Risks Related to Our Business Generally”, “Risks Related to Our Cell Therapy Product Development Efforts”, “Risks Related to Our Intellectual Property”, “Risks Related to Government Regulation”, and “Risks Related to Our Common Stock.”

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

We have effective registration statements on Form S-8 under the Securities Act registering an aggregate of 4,250,000 shares of our common stock issuable under our 2010 Equity Participation Plan, or the Plan. As of March 29, 2018, options to purchase 3,622,202 shares of our common stock were outstanding under the Plan. In addition, as of such date, 45,000 shares of common stock were issued as restricted stock pursuant to the Plan and 582,798 shares were reserved for future grants under the Plan. The shares issuable pursuant to the registration statements on Form S-8 will be freely tradable in the public market, except for shares held by affiliates.

The sale of a substantial number of shares of our common stock or securities convertible into, or exchangeable or exercisable for, shares of our common stock, whether directly by us in future offerings or by our existing stockholders in the secondary market, the perception that such issuances or resales could occur or the availability for future issuances or resale of shares of our common stock or securities convertible into, or exchangeable or exercisable for, shares of our common stock could materially and adversely affect the market price of our common stock and our ability to raise capital through future offerings of equity or equity-related securities on attractive terms or at all.

In addition, our Board of Directors is authorized to designate and issue preferred stock without further stockholder approval, and we may issue other equity and equity-related securities that are senior to our common stock in the future for a number of reasons, including, without limitation, to support operations and growth, and to comply with any future changes in regulatory standards.

Our principal stockholders currently own a substantial number of shares of our common stock and have the power to significantly influence the vote on all matters submitted to a vote of our stockholders.

As of March 29, 2018, John M. Desmarais, one of our directors, beneficially owned 1,946,241 shares of our common stock (including 1,452,843 shares of our common stock issuable pursuant to currently exercisable options and warrants), representing 24.5% of the outstanding shares of our common stock. In addition, as of March 29, 2018, Westbury (Bermuda), Ltd., or Westbury, beneficially owned 1,151,662 shares of our common stock (including 199,182 shares of our common stock issuable pursuant to currently exercisable warrants), representing 17.2% of the outstanding shares of our common stock.

Mr. Desmarais and Westbury, through their beneficial ownership of our common stock, have the power to significantly influence the vote on all matters submitted to a vote of our stockholders, including the election of directors, amendments to our certificate of incorporation or bylaws, mergers or other business combination transactions and certain sales of assets outside the usual and regular course of business. The interests of Mr. Desmarais and Westbury may not coincide with the interests of our other stockholders, and they could take actions that advance their own interests to the detriment of our other stockholders.

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

As of March 29, 2018, we had outstanding indebtedness in the amount of $4,156,212. We intend to seek to have the debtholders convert all or a significant amount of such debt into equity. In the event of any such conversion, the percentage ownership of existing stockholders will be substantially diluted.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in The Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this 10-K and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could remain as an emerging growth company until December 31, 2020, although circumstances could cause us to lose that status earlier.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation. We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and warrants and the prices for our securities may be more volatile.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

In connection with the preparation of this Annual Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions Held
Mark Weinreb	65	Chief Executive Officer, President and Chairman of the Board
Adam D. Bergstein	49	Senior Vice President, Planning and Business Development
Francisco Silva	43	Vice President of Research and Development
Mandy D. Clyde	36	Vice President of Operations and Secretary
Robert B. Catell	81	Director
John M. Desmarais	54	Director
A. Jeffrey Radov	66	Director
Charles S. Ryan	53	Director
Paul Jude Tonna	59	Director

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

Adam D. Bergstein

Adam D. Bergstein has served as our Senior Vice President, Planning and Business Development since January 2018. From 2008 until 2017, Mr. Bergstein founded and served as Managing Member of PharmaShield, LLC, a pharmaceutical patent risk management company. Prior to founding PharmaShield, in 2007, Mr. Bergstein served as a visiting consultant to Precision Health Economics, an economics consulting group inside RAND Corporation. From 2000 to 2006, Mr. Bergstein was a private equity sponsor for a number of investing groups, including General Capital Management, Healthcare Investment Alliance, and Diamond Cluster Capital Management. Mr. Bergstein received a Master of Business Administration degree from Northwestern University’s J.L. Kellogg Graduate School of Management and a Bachelor of Arts degree from the University of Pennsylvania.

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

Scientific Advisors

Scientific Advisory Board

The following persons are the members of our Scientific Advisory Board:

Name	Principal Positions

Wayne Marasco, M.D., Ph.D. Chairman	Professor, Department of Cancer Immunology & AIDS, Dana-Farber Cancer Institute; Professor of Medicine, Harvard Medical School; Principal Faculty Member, Harvard Stem Cell Institute

Naiyer Imam, M.D.	Chairman and President, First Medicine, Inc., an international telemedicine corporation dedicated to virtual physician services and chronic disease management

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

Name	Class	Term Expires
Mark Weinreb	III	2020
Robert B. Catell	I	2018
John M. Desmarais	II	2019
A. Jeffrey Radov	III	2020
Charles S. Ryan	I	2018
Paul Jude Tonna	II	2019

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

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Radov is an “audit committee financial expert,” as that is defined in Item 407(d)(5) of Regulation S-K. Mr. Radov is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common stock and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2017. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission and written representations that no other reports were required, during the fiscal year ended December 31, 2017, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Francisco Silva, our Vice President of Research and Development, filed one Form 4 late (reporting two transactions).

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

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2017 and 2016 by (i) our principal executive officer, (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers as of December 31, 2017 and whose total compensation for the 2017 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000, (iii) a person who would have been included as one of our two most highly compensated executive officers, other than our principal executive officer, but for the fact that he was not serving as one of our executive officers as of December 31, 2017 (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “Named Executive Officers”):

					Option		All
Name and Principal					Awards		Other
Position		Year	Salary	Bonus (1)	Earned (2)		Compensation		Total
Mark Weinreb,		2017	$400,000	$32,000	$784,700	(3)	$7,200	(4)	$1,223,900	(4)
Chief Executive Officer		2016	$400,000	$96,000	$887,000	(5)	$7,200	(6)	$1,390,200	(6)
Edward Field		2017	$175,000	$18,000	$-		$-		$193,000
President of Disc/Spine Division	(7)	2016	$300,000	$36,000	$263,000	(8)	$-		$599,000
Francisco Silva,		2017	$250,000	$6,000	$200,400	(9)	$-		$456,400
VP of Research and Development		2016	$250,000	$26,000	$197,200	(10)	$-		$473,200
Mandy Clyde,		2017	$130,000	$-	$135,100	(11)	$-		$265,100
VP of Operations	(12)	2016	$-	$-	$-		$-		$-

(1)	Represents bonus amounts earned pursuant to the achievement of certain performance goals.

(2)	The amounts reported in this column represent the grant date fair value of the option awards granted during the years ended December 31, 2017 and 2016, calculated in accordance with FASB ASC Topic 718. For a detailed discussion of the assumptions used in estimating fair values, see Note 10 – Stockholders’ Deficiency in the notes that accompany our consolidated financial statements included in this Annual Report following Item 16 hereof.

(3)	During 2017, Mr. Weinreb was granted a ten-year option under our 2010 Equity Participation Plan, or the Plan, for the purchase of 275,000 shares of common stock at an exercise price of $3.35 per share. Such option is exercisable to the extent of 91,667 shares as of each of the first and second anniversaries of the date of grant and 91,666 shares as of the third anniversary of the date of grant. See “Employment Agreements” below for a discussion of certain provisions relating to the options granted to Mr. Weinreb.

(4)	Of the aggregate $1,223,900 earned during 2017, $784,700 represents the grant date value of non-cash stock-based compensation awards, irrespective of the vesting period of those awards. Of the $439,200 earned, cash compensation $178,113 and $176,479 were paid in cash during 2017 and 2018 (prior to the date of the filing of this Annual Report), respectively, and $84,608 remains unpaid for 2017. All Other Compensation represents an automobile allowance paid to Mr. Weinreb in 2017.

(5)	During 2016, Mr. Weinreb was granted a ten-year option under the Plan for the purchase of 275,000 shares of common stock at an exercise price of $3.73 per share. Such option is exercisable to the extent of 91,667 shares as of each of the first and second anniversaries of the date of grant and 91,666 shares as of the third anniversary of the date of grant. See “Employment Agreements” below for a discussion of certain provisions relating to the options granted to Mr. Weinreb.

(6)	Of the aggregate $1,390,200 earned during 2016, $887,000 represents the grant date value of non-cash stock-based compensation awards, irrespective of the vesting period of those awards. Of the $503,200 earned cash compensation, $7,200 and $496,000 were paid in cash during 2016 and 2017, respectively, and $0 remains unpaid for 2016. All Other Compensation represents an automobile allowance paid to Mr. Weinreb in 2016.

(7)	Mr. Field resigned as an officer on July 24, 2017.

(8)	During 2016, Mr. Field was granted a ten-year option under the Plan for the purchase of 80,000 shares of common stock at an exercise price of $3.73 per share. Such option was exercisable to the extent of 26,667 shares as of each of the first and second anniversaries of the date of grant and 26,666 shares as of the third anniversary of the date of grant. As a result of Mr. Field’s resignation on July 24, 2017, such option has terminated to the extent not vested as of such date.

(9)	During 2017, Mr. Silva was granted a ten-year option under the Plan for the purchase of 80,000 shares of common stock at an exercise price of $2.80 per share. Such option is exercisable to the extent of 26,667 shares as of each of the first and second anniversaries of the date of grant and 26,666 shares as of the third anniversary of the date of grant.

(10)	During 2016, Mr. Silva was granted a ten-year option under the Plan for the purchase of 60,000 shares of common stock at an exercise price of $3.73 per share. Such option is exercisable to the extent of 20,000 shares as of each of the first, second and third anniversaries of the date of grant.

(11)	During 2017, Ms. Clyde was granted a ten-year option under the Plan for the purchase of 30,000 shares of common stock at an exercise price of $2.80 per share and a ten-year option under the Plan for the purchase of 20,000 shares of common stock at an exercise price of $3.35 per share. Such options are exercisable to the extent of 16,667 shares as of each of the first and second anniversaries of the date of grant and 16,666 shares as of the third anniversary of the date of grant.

(12)	Ms. Clyde was not a Named Executive Officer during 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2017 to the Named Executive Officers:

	Option Awards							Stock Awards
											Equity
										Equity	incentive plan
				Equity						incentive	awards:
				incentive						plan	Market or
				plan awards:					Market	awards: Number of	payout unearned
	Number of	Number of		Number of				Number	value of	unearned	shares,
	securities	securities		securities				of shares	shares of	shares,	units or
	underlying	underlying		underlying				or units of	units	units or	other
	unexercised	unexercised		unexercised		Option	Option	stock that	that have	other rights	rights
	options	options		unearned		exercise	expiration	have not	not	that have	that have
Name	exercisable	unexercisable		options		price	date	vested	vested	not vested	not vested
Mark Weinreb	4,000	-		-		$4.70	12/14/2020	-	$-	-	$-

Mark Weinreb	50,000	-		-		$4.70	2/10/2022	-	$-	-	$-

Mark Weinreb	20,000	-		-		$4.70	12/7/2022	-	$-	-	$-

Mark Weinreb	12,500	-		-		$4.70	10/4/2023	-	$-	-	$-

Mark Weinreb	50,000	-		-		$4.70	2/18/2024	-	$-	-	$-

Mark Weinreb	150,000	-		-		$4.70	10/23/2024	-	$-	-	$-

Mark Weinreb	173,334	34,666	(1)	-		$4.70	9/4/2025	-	$-	-	$-

Mark Weinreb	183,334	91,666	(2)	-		$3.73	6/10/2026	-	$-	-	$-

Mark Weinreb	91,667	183,333	(3)	-		$3.35	6/23/2027	-	$-	-	$-

Edward L. Field	16,667	-		-		$4.70	7/24/2018	-	$-	-	$-

Edward L. Field	8,334	-		-		$4.70	7/24/2018	-	$-	-	$-

Edward L. Field	26,667	-		-		$3.73	7/24/2018	-	$-	-	$-

Francisco Silva	4,000	-		-		$4.70	4/4/2021	-	$-	-	$-

Francisco Silva	150	-		-		$4.70	6/23/2021	-	$-	-	$-

Francisco Silva	1,000	-		-		$4.70	11/16/2021	-	$-	-	$-

Francisco Silva	2,000	-		-		$4.70	2/10/2022	-	$-	-	$-

Francisco Silva	4,500	-		3,000	(4)	$4.70	5/2/2022	-	$-	-	$-

Francisco Silva	4,000	-		-		$4.70	12/7/2022	-	$-	-	$-

Francisco Silva	5,000	-		-		$4.70	10/4/2023	-	$-	-	$-

Francisco Silva	12,500	-		-		$4.70	2/18/2024	-	$-	-	$-

Francisco Silva	2,000	-		-		$4.70	3/12/2024	-	$-	-	$-

Francisco Silva	37,500	-		-		$4.70	10/23/2024	-	$-	-	$-

Francisco Silva	16,667	8,333	(5)	-		$4.70	9/4/2025	-	$-	-	$-

Francisco Silva	20,000	40,000	(6)	-		$3.73	6/10/2026	-	$-	-	$-

Francisco Silva	-	80,000	(7)	-		$2.80	7/12/2027	-	$-	-	$-

Mandy D. Clyde	4,000	-		-		$4.70	12/14/2020	-	$-	-	$-

Mandy D. Clyde	300	-		-		$4.70	4/21/2021	-	$-	-	$-

Mandy D. Clyde	1,500	-		-		$4.70	2/10/2022	-	$-	-	$-

Mandy D. Clyde	2,500	-		-		$4.70	12/7/2022	-	$-	-	$-

Mandy D. Clyde	4,000	-		-		$4.70	10/4/2023	-	$-	-	$-

Mandy D. Clyde	6,250	-		-		$4.70	2/18/2024	-	$-	-	$-

Mandy D. Clyde	10,000	-		-		$4.70	10/23/2024	-	$-	-	$-

Mandy D. Clyde	17,000	8,500	(8)	-		$4.70	9/4/2025	-	$-	-	$-

Mandy D. Clyde	13,334	26,666	(9)	-		$3.73	6/10/2026	-	$-	-	$-

Mandy D. Clyde	-	30,000	(10)	-		$2.80	7/12/2027	-	$-	-	$-

Mandy D. Clyde	-	20,000	(11)	-		$3.35	8/10/2027	-	$-	-	$-

(1)	Option is exercisable on September 4, 2018.

(2)	Option is exercisable on June 10, 2018.

(3)	Option is exercisable to the extent of 91,667 shares on June 23, 2018 and 91,666 shares on June 23, 2019.

(4)	Options are exercisable commencing on the date (provided that such date is during Mr. Silva’s employment with us), if any, on which either (i) the FDA approves a biologics license application made by us with respect to any biologic product or (ii) a 510(k) Premarket Notification submission is made by us to the FDA with respect to a certain device.

(5)	Option is exercisable on September 4, 2018.

(6)	The option is exercisable to the extent of 20,000 shares on each of June 10, 2018 and June 10, 2019.

(7)	Option is exercisable to the extent of 26,667 shares on each of July 12, 2018 and July 12, 2019 and 26,666 shares on July 12, 2020.

(8)	Option is exercisable on September 4, 2018.

(9)	Option is exercisable to the extent of 13,333 shares on each of June 10, 2018 and June 10, 2019.

(10)	Option is exercisable to the extent of 10,000 shares on each of July 12, 2018, July 12, 2019 and July 12, 2020.

(11)	Option is exercisable to the extent of 6,667 shares on each of August 10, 2018 and August 10, 2019 and 6,666 shares on August 10, 2020.

Employment Agreements

In March 2015, we entered into an employment agreement with Mark Weinreb, our Chief Executive Officer. The employment agreement was initially scheduled to expire on December 31, 2017. In March 2018, we and Mr. Weinreb agreed to extend the term of Mr. Weinreb’s employment agreement to December 31, 2019. Pursuant to the employment agreement, Mr. Weinreb is entitled to receive a salary of $400,000 per annum. Mr. Weinreb was entitled to receive an annual bonus for 2015 equal to 50% of his annual base salary and was entitled to receive an annual bonus for 2016 and 2017 of up to 40% and 50% of his annual base salary, respectively, in the event certain performance goals, as determined by our Compensation Committee, were satisfied. Mr. Weinreb is entitled to receive an annual bonus for 2018 and 2019 equal to 50% of his annual base salary in the event certain performance goals, as determined by our Compensation Committee, are satisfied. Pursuant to the employment agreement, in the event that Mr. Weinreb’s employment is terminated by us without “cause”, or Mr. Weinreb terminates his employment for “good reason” (each as defined in the employment agreement), Mr. Weinreb would be entitled to receive severance in an amount equal to one time his then annual base salary and certain benefits, plus $100,000 (in lieu of bonus). In addition, pursuant to the employment agreement, Mr. Weinreb would be entitled to receive such severance in the event that the term of his employment agreement is not extended beyond March 31, 2018 and, within three months of such expiration date, his employment is terminated by us without “cause” or Mr. Weinreb terminates his employment for any reason. Further, in the event that Mr. Weinreb’s employment is terminated by us without “cause”, or Mr. Weinreb terminates his employment for “good reason”, following a “change in control” (as defined in the employment agreement), Mr. Weinreb would be entitled to receive severance in an amount equal to one and one-half times his then annual base salary and certain benefits, plus $300,000 (in lieu of bonus). Pursuant to the employment agreement, with respect to options granted to Mr. Weinreb during the term of his employment with us, such options shall vest and become exercisable if Mr. Weinreb is entitled to receive severance based upon a termination of his employment as set forth above. In addition, pursuant to the employment agreement, to the extent that an option granted to Mr. Weinreb during his term of his employment with us becomes exercisable (whether due to the passage of time or otherwise), such option shall remain exercisable until its expiration date notwithstanding any termination of employment with us.

Effective February 9, 2015, we entered into an at will employment agreement with Edward L. Field, President of our Disc/Spine Division. Pursuant to the employment agreement, Mr. Field was entitled to receive a salary of $300,000 per annum. In addition, pursuant to the employment agreement, Mr. Field was entitled to receive an annual bonus of up to 30% of his annual salary (up to 24% of his annual salary for 2016) based on the satisfaction of certain performance goals. Further, pursuant to the employment agreement, in the event that Mr. Field’s employment with us was terminated without cause, Mr. Field would have been entitled to receive severance in an amount equal to 50% of his then annual base salary. Mr. Field resigned his employment with us effective July 24, 2017.

Effective April 5, 2011, we entered into an at will employment agreement with Francisco Silva, our Vice President of Research and Development. Pursuant to the employment agreement, as amended in January 2018, Mr. Silva is currently entitled to receive a salary of $287,500 per annum. In addition, pursuant to the employment agreement, as amended, Mr. Silva is entitled to receive an annual bonus of up to 20% of his annual salary (up to 16% of his annual salary for 2016) based on the satisfaction of certain performance goals. Further, pursuant to the employment agreement, as amended, in the event that Mr. Silva’s employment with us is terminated without cause, Mr. Silva would be entitled to receive severance in an amount equal to 50% of his then annual base salary.

Effective December 1, 2010, we entered into an at will employment agreement with Mandy Clyde, our Vice President of Operations. Pursuant to the employment agreement, as amended, Ms. Clyde is currently entitled to receive a salary of $149,500 per annum. Further, pursuant to the employment agreement, in the event that Ms. Clyde’s employment with us is terminated without cause, Ms. Clyde would be entitled to receive a cash severance amount of $50,000.

Director Compensation

The following table sets forth certain information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2017:

	Fees Earned				Non-Equity	Nonqualified Deferred
	or Paid in	Stock	Option		Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards (1)		Compensation	Earnings	Compensation	Total
Robert B. Catell	$40,000	$-	$279,500	(2)	$-	$-	$-	$319,500
John M. Desmarais	$40,000	$-	$349,400	(3)	$-	$-	$-	$389,400
A. Jeffrey Radov	$40,000	$-	$349,400	(4)	$-	$-	$-	$389,400
Charles S. Ryan	$40,000	$-	$279,500	(5)	$-	$-	$-	$319,500
Paul Jude Tonna	$40,000	$-	$349,400	(6)	$-	$-	$-	$389,400

(1)	The amounts reported in this column represent the grant date fair value of the option awards granted during the year ended December 31, 2017, calculated in accordance with FASB ASC Topic 718. For a detailed discussion of the assumptions used in estimating fair values, see Note 10 – Stockholders’ Deficiency in the notes that accompany our consolidated financial statements in this Annual Report following Item 16 hereof.

(2)	As of December 31, 2017. Mr. Catell held options for the purchase of 144,000 shares of common stock.

(3)	As of December 31, 2017, Mr. Desmarais held options for the purchase of 175,000 shares of common stock.

(4)	As of December 31, 2017, Mr. Radov held options for the purchase of 491,000 shares of common stock.

(5)	As of December 31, 2017, Mr. Ryan held options for the purchase of 181,000 shares of common stock.

(6)	As of December 31, 2017, Mr. Tonna held options for the purchase of 289,000 shares of common stock.

Each of Messrs. Catell, Desmarais, Radov, Ryan and Tonna, our non-employee directors, is entitled to receive, as compensation for his services as a director, $30,000 per annum plus $10,000 per annum for all committee service, in each case payable quarterly (subject to our cash needs). Our non-employee directors also receive stock options, from time to time, in consideration of their services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Stockholders

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of March 29, 2018, known by us, through transfer agent records, to be held by: (i) each person who beneficially owns 5% or more of the shares of common stock then outstanding; (ii) each of our directors; (iii) each of our Named Executive Officers (as defined above); and (iv) all of our directors and executive officers as a group.

The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act. To our knowledge, and unless otherwise indicated, each shareholder has sole voting power and investment power over the shares listed as beneficially owned by such shareholder, subject to community property laws where applicable. Percentage ownership is based on 6,483,253 shares of common stock outstanding as of March 29, 2018.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Approximate Percent of Class
John M. Desmarais 230 Park Avenue New York, New York	1,946,241	(1)	24.5%

Westbury (Bermuda) Ltd. Westbury Trust Victoria Hall 11 Victoria Street Hamilton, HMEX Bermuda	1,151,662	(2)	17.2%

Mark Weinreb 40 Marcus Drive, Suite One Melville, New York	814,835	(3)	11.3%

Robert Austin Sperling Jr. 22 East Lake Drive Annapolis, Maryland	479,310	(4)	7.3%

A. Jeffrey Radov 8 Walworth Avenue Scarsdale, New York	358,251	(5)	5.2%

Paul Jude Tonna 69 Chichester Road Huntington, New York	241,834	(6)	3.6%

Robert B. Catell 62 Osborne Road Garden City, New York	227,400	(7)	3.4%

Charles S. Ryan 1302 Ridge Road Laurel Hollow, New York	174,002	(8)	2.6%

Francisco Silva 40 Marcus Drive, Suite One Melville, New York	113,562	(9)	1.7%

Mandy Clyde 40 Marcus Drive, Suite One Melville, New York	58,884	(10)	*

Edward L. Field 40 Marcus Drive, Suite One Melville, New York	51,668	(11)	*

All directors and executive officers as a group (9 persons)	3,935,011	(12)	40.7%

*	Less than 1%
(1)	Based upon Schedule 13D filed with the Securities and Exchange Commission (the “SEC”) and other information known to us. Includes 1,452,843 shares of common stock issuable upon the exercise of currently exercisable options and warrants (including warrants for the purchase of 40,000 shares of common stock held by a trust for which Mr. Desmarais and his wife serve as the trustees and which was established for the benefit of his immediate family).

(2)	Based upon Schedule 13D filed with the SEC and other information known to us. Includes 199,182 shares of common stock issuable upon the exercise of currently exercisable warrants. The shares and warrants are owned directly by Westbury (Bermuda) Ltd. which is 100% owned by Westbury Trust.

(3)	Includes 734,835 shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days.

(4)	Includes 41,590 shares of common stock issuable upon the exercise of currently exercisable warrants.

(5)	Includes 345,751 shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days.

(6)	Represents (i) 6,000 shares of common stock held jointly with Mr. Tonna’s wife and (ii) 205,834 shares of common stock issuable upon the exercise of options and warrants that are exercisable currently or within 60 days.

(7)	Includes 151,534 shares of common stock issuable upon the exercise of currently exercisable options and warrants.

(8)	Includes 131,085 shares of common stock issuable upon the exercise of options and warrants that are exercisable currently or within 60 days.

(9)	Includes (i) 170 shares of common stock held in an individual retirement account for the benefit of Mr. Silva and (ii) 109,317 shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days.

(10)	Represents shares of common stock issuable upon the exercise of options that were then exercisable currently or within 60 days.

(11)	Represents shares of common stock issuable upon the exercise of options that were then exercisable currently or within 60 days.

(12)	Includes 3,190,083 shares of common stock issuable upon the exercise of options and warrants that are exercisable currently or within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2017 with respect to compensation plans (including individual compensation arrangements) under which our common stock are authorized for issuance, aggregated as follows:

●	All compensation plans previously approved by security holders; and
●	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,122,202	$4.25	1,082,798
Total	3,122,202	$4.25	1,082,798

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

John M. Desmarais

In March 2016, John M. Desmarais, one of our non-employee directors and principal stockholders, purchased 250,000 shares of our common stock at a price of $4.00 per share (gross proceeds of $1,000,000) and, in consideration thereof, received the following warrants: (i) a five year warrant for the purchase of 250,000 shares of our common stock at an exercise price of $5.00 per share; (ii) an eight month warrant for the purchase of 444,444 shares of our common stock at an exercise price of $4.50 per share; and (iii) a one year warrant for the purchase of 400,000 shares of our common stock at an exercise price of $5.00 per share.

In June 2016, we borrowed $500,000 from a trust for which Mr. Desmarais and his wife serve as the trustees and which was established for the benefit of Mr. Desmarais’s immediate family, or the Desmarais Trust. The promissory note evidencing the loan, or the Desmarais Trust Note, provided for the payment of the principal amount, together with interest at the rate of 10% per annum, in July 2017. In July 2017, we and the Desmarais Trust agreed to amend the Desmarais Trust Note to provide for a maturity date of December 1, 2017 and an increase in the interest rate to 15% per annum effective July 1, 2017. In the event that, prior to the maturity date of the Desmarais Trust Note, we receive net proceeds of $10,000,000 from a single equity or debt financing (as opposed to a series of related or unrelated financings), the Desmarais Trust has the right to require that we prepay the amount due under the Desmarais Trust Note (subject to the consent of the party that provided the particular financing). In consideration of the loan, we issued to the Desmarais Trust a five-year warrant for the purchase of 40,000 shares of our common stock at an exercise price of $4.00 per share.

In September 2016, Mr. Desmarais purchased 80,000 shares of our common stock at a purchase price of $3.00 per share (gross proceeds of $240,000). In consideration of the purchase, we issued to Mr. Desmarais a five year warrant for the purchase of 80,000 shares of our common stock at an exercise price of $4.00 per share and extended the expiration dates of the warrants held by Mr. Desmarais for the purchase of 444,444 and 400,000 shares of our common stock for a period of one year to November 18, 2017 and March 18, 2018, respectively.

In December 2016, we borrowed $60,000 from Mr. Desmarais. The promissory note evidencing the loan provided for the payment of $65,000 on January 31, 2017. In consideration of the loan, we further extended the expiration dates of the warrants held by Mr. Desmarais for the purchase of 444,444 and 400,000 shares of our common stock to December 31, 2018. In February 2017, we entered into an exchange agreement with Mr. Desmarais pursuant to which Mr. Desmarais exchanged the principal amount of the promissory note, together with accrued interest, for 21,731 shares of our common stock at an exchange price of $3.00 per share and, in consideration thereof, received a five year warrant for the purchase of 21,731 shares of our common stock at an exercise price of $4.00 per share.

In July 2017, we borrowed $175,000 from Mr. Desmarais. The promissory note evidencing the loan, or the Desmarais Note, provides for the payment of the principal amount, together with interest at the rate of 15% per annum, on December 1, 2017. In the event that, prior to the maturity date of the Desmarais Note, we receive net proceeds of $10,000,000 from a single equity or debt financing (as opposed to a series of related or unrelated financings), Mr. Desmarais has the right to require that we prepay the amount due under the Desmarais Note (subject to the consent of the party that provided the particular financing). The payment of the Desmarais Note is secured by the grant of a security interest in our equipment and intellectual property. Concurrently, we agreed that the payment of the Desmarais Trust Note is also secured by the grant of such security interest.

In November 2017, we and Mr. Desmarais agreed that the due date for the payment of the Desmarais Note was extended to December 1, 2018. Concurrently, we agreed with the Desmarais Trust that the due date for the payment of the Desmarais Trust Note was also extended to December 1, 2018. In consideration of the note extensions by Mr. Desmarais and the Desmarais Trust, we agreed to reduce the exercise prices of certain warrants held by Mr. Desmarais for the purchase of an aggregate of 775,000 shares of our common stock from $5.00 per share to $4.00 per share and the exercise price of a certain warrant held by Mr. Desmarais for the purchase of 444,444 shares of our common stock from $4.50 per share to $4.00 per share.

Others

Between March 2016 and May 2016, Robert B. Catell, one of our non-employee directors, purchased an aggregate of 50,000 shares of our common stock at a price of $4.00 per share (aggregate gross proceeds of $200,000) and, in consideration thereof, received five-year warrants for the purchase of an aggregate of 50,000 shares of our common stock at an exercise price of $5.00 per share.

In August 2016, we borrowed $100,000 from Mr. Catell. The promissory note evidencing the loan, or the Catell Note, provided for the payment of the principal amount, together with interest at the rate of 10% per annum, on February 5, 2017. In consideration of the loan, we issued to Mr. Catell a five-year warrant for the purchase of 8,000 shares of our common stock at an exercise price of $4.00 per share. In August 2017, we and Mr. Catell agreed that the outstanding principal amount of the note of $50,000 will be payable on February 5, 2018. In consideration of such extension of the maturity date, we issued to Mr. Catell a five-year warrant for the purchase of 5,000 shares of our common stock at an exercise price of $4.00 per share. In the event that, prior to the maturity date of the Catell Note, we receive net proceeds of $10,000,000 from a single equity or debt financing (as opposed to a series of related or unrelated financings), Mr. Catell has the right to require that we prepay the amount due under the Catell Note (subject to the consent of the party that provided the particular financing).

In December 2016, we borrowed $30,000 from Mr. Catell. The promissory note evidencing the loan provided for the payment of $32,500 on January 31, 2017. In February 2017, we entered into an exchange agreement with Mr. Catell pursuant to which Mr. Catell exchanged the principal amount of the promissory note, together with accrued interest, for 10,866 shares of our common stock at an exchange price of $3.00 per share and, in consideration thereof, received a five year warrant for the purchase of 10,866 shares of our common stock at an exercise price of $4.00 per share.

In February 2017, the Compensation Committee of our Board of Directors reduced the exercise price of outstanding options for the purchase of an aggregate of 1,219,450 shares of our common stock (with exercise prices ranging between $5.70 and $30.00 per share) to $4.70 per share, which was the closing price for our common stock on the day prior to the determination, as reported by the OTCQB. The exercise price reduction related to options held by, among others, our Named Executive Officers and directors with respect to the following number of shares: (i) Mark Weinreb, our President, Chief Executive Officer and Chairman of the Board: 494,500 shares, (ii) A. Jeffrey Radov, one of our directors: 238,000 shares, (iii) Paul Jude Tonna, one of our directors: 100,000 shares, (iv) Dr. Charles S. Ryan, one of our directors: 35,000 shares, (v) Francisco Silva, our Vice President of Research and Development: 100,650 shares, and (vi) Edward L. Field, then President of our Disc/Spine Division: 50,000 shares.

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

In August 2017, we borrowed $125,000 from Robert Austin Sperling, Jr., one of our principal stockholders. The promissory note evidencing the loan provided for the payment of the principal amount, together with interest at the rate of 12% per annum, on May 23, 2018. In the event that, prior to the maturity date of the note, we receive net proceeds of $10,000,000 from a single equity or debt financing (as opposed to a series of related or unrelated financings), Mr. Sperling has the right to require that we prepay the amount due under the note (subject to the consent of the party that provided the particular financing). In consideration of the loan, we issued to Mr. Sperling a five-year warrant for the purchase of 15,000 shares of our common stock at an exercise price of $4.00 per share.

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

Marcum LLP has served as our independent registered public accountants for the years ended December 31, 2017 and 2016.

The following is a summary of the fees billed or expected to be billed to us by Marcum LLP, our independent registered public accountants, for professional services rendered with respect to the fiscal years ended December 31, 2017 and 2016:

	2017	2016
Audit fees (1)	$144,551	$118,000
Audit-related fees (2)	-	-
Tax fees (3)	9,000	9,000
All other fees (4)	-	-
	$153,551	$127,000

(1)	Audit Fees consist of fees billed and expected to be billed for services rendered for the audit of our consolidated financial statements for the fiscal years ended December 31, 2017 and 2016 and in connection with the filing of Forms S-1 and S-8 registration statements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed for professional services related to preparation of our U.S. federal and state income tax returns and tax advice.

(4)	All Other Fees consist of fees billed for products and services provided by our independent registered public accountants, other than those disclosed above.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.

3.1	Certificate of Incorporation, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated December 19, 2014, wherein such document is identified as Exhibit 3.3

3.2	Certificate of Amendment of Certificate of Incorporation filed with the State of Delaware on July 2, 2015, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated July 6, 2015, wherein such document is identified as Exhibit 3.1

3.3	Bylaws, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated December 19, 2014, wherein such document is identified as Exhibit 3.4

10.1	2010 Equity Participation Plan, as amended, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, wherein such document is identified as Exhibit 10.1

10.2	Executive Employment Agreement, dated as of March 9, 2015, between BioRestorative Therapies, Inc. and Mark Weinreb (“Weinreb Employment Agreement”), incorporated by reference to the registrant’s Annual Report for the year ended December 31, 2014, wherein such document is identified as Exhibit 10.2

10.3	Amendment to Weinreb Employment Agreement, dated February 14, 2017, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated February 8, 2017, wherein such document is identified as Exhibit 10.1.

10.4	Letter agreement, dated March 29, 2018, with regard to Weinreb Employment Agreement*

10.5	Stock Option Agreement, dated December 15, 2010, between Stem Cell Assurance, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Form 10, wherein such document is identified as Exhibit 10.17

10.6	Amended and Restated Executive Employment Agreement, dated May 10, 2011, between Stem Cell Assurance, Inc. and Francisco Silva (“Silva Employment Agreement”), incorporated by reference to the registrant’s Form 10, wherein such document is identified as Exhibit 10.23

10.7	Amendment to Silva Employment Agreement, dated November 4, 2011, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.27

10.8	Amendment to Silva Employment Agreement, dated May 3, 2012, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, wherein such document is identified as Exhibit 10.29

10.9	Amendment to Silva Employment Agreement, dated December 7, 2012, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, wherein such document is identified as Exhibit 10.30

10.10	Amendment to Silva Employment Agreement, dated March 9, 2015, incorporated by reference to the registrant’s Annual Report for the year ended December 31, 2014, wherein such document is identified as Exhibit 10.20

10.11	Amendment to Silva Employment Agreement, dated March 1, 2017, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, wherein such document is identified as Exhibit 10.10

10.12	Stock Option Agreement, dated April 5, 2011, between Stem Cell Assurance, Inc. and Francisco Silva, incorporated by reference to the registrant’s Form 10, wherein such document is identified as Exhibit 10.24

10.13	License Agreement, dated as of January 27, 2012, between Regenerative Sciences, LLC and BioRestorative Therapies, Inc. (“License Agreement”), incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.44

10.14	Amendment to License Agreement, dated March 21, 2012, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.45

10.15	Amendment to License Agreement, dated November 30, 2015, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, wherein such document is identified as Exhibit 10.20

10.16	Stock Option Agreement, dated as of February 10, 2012, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.46

10.17	Stock Option Agreement, dated as of February 10, 2012, between BioRestorative Therapies, Inc. and A. Jeffrey Radov, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.47

10.18	Stock Option Agreement, dated as of February 10, 2012, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.49

10.19	Consulting Agreement, dated as of August 16, 2012, between Wayne A. Marasco, M.D., Ph.D. and BioRestorative Therapies, Inc., incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, wherein such document is identified as Exhibit 10.56

10.20	Stock Option Agreement, dated as of December 7, 2012, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, wherein such document is identified as Exhibit 10.58

10.21	Stock Option Agreement, dated as of December 7, 2012, between BioRestorative Therapies, Inc. and A. Jeffrey Radov, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, wherein such document is identified as Exhibit 10.59

10.22	Stock Option Agreement, dated as of December 7, 2012, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, wherein such document is identified as Exhibit 10.61

10.23	Stock Option Agreement, dated as of October 4, 2013, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, wherein such document is identified as Exhibit 10.59

10.24	Stock Option Agreement, dated as of October 4, 2013, between BioRestorative Therapies, Inc. and A. Jeffrey Radov, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, wherein such document is identified as Exhibit 10.60

10.25	Stock Option Agreement, dated as of October 4, 2013, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, wherein such document is identified as Exhibit 10.62

10.26	Stock Option Agreement, dated as of February 18, 2014, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, wherein such document is identified as Exhibit 10.64

10.27	Stock Option Agreement, dated as of February 18, 2014, between BioRestorative Therapies, Inc. and A. Jeffrey Radov, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, wherein such document is identified as Exhibit 10.65

10.28	Stock Option Agreement, dated as of February 18, 2014, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, wherein such document is identified as Exhibit 10.67

10.29	Stock Option Agreement, dated as of March 12, 2014, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, wherein such document is identified as Exhibit 10.70

10.30	Stock Option Agreement, dated as of June 27, 2014, between BioRestorative Therapies, Inc. and Paul Jude Tonna, incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, wherein such document is identified as Exhibit 10.2

10.31	Lease, dated as of August 25, 2014, between BioRestorative Therapies, Inc. and 50 Republic Road, LLC, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated August 25, 2014, wherein such document is identified as Exhibit 99.1

10.32	Stock Option Agreement, dated as of October 23, 2014, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Annual Report for the year ended December 31, 2014, wherein such document is identified as Exhibit 10.65

10.33	Stock Option Agreement, dated as of October 23, 2014, between BioRestorative Therapies, Inc. and A. Jeffrey Radov, incorporated by reference to the registrant’s Annual Report for the year ended December 31, 2014, wherein such document is identified as Exhibit 10.66

10.34	Stock Option Agreement, dated as of October 23, 2014, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report for the year ended December 31, 2014, wherein such document is identified as Exhibit 10.67

10.35	Stock Option Agreement, dated as of October 23, 2014, between BioRestorative Therapies, Inc. and Paul Jude Tonna, incorporated by reference to the registrant’s Annual Report for the year ended December 31, 2014, wherein such document is identified as Exhibit 10.70

10.36	Stock Option Agreement, dated as of February 9, 2015, between BioRestorative Therapies, Inc. and Edward L. Field, incorporated by reference to the registrant’s Annual Report for the year ended December 31, 2014, wherein such document is identified as Exhibit 10.73

10.37	Stock Option Agreement, dated as of April 6, 2015, between BioRestorative Therapies, Inc. and Charles S. Ryan, J.D., Ph.D., incorporated by reference to the registrant’s Form S-1 Registration Statement (Registration No. 333-204672), wherein such document is identified as Exhibit 10.74

10.38	Stock Option Agreement, dated as of September 4, 2015, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-204672), wherein such document is identified as Exhibit 10.77

10.39	Stock Option Agreement, dated as of September 4, 2015, between BioRestorative Therapies, Inc. and A. Jeffrey Radov, incorporated by reference to the registrant’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-204672), wherein such document is identified as Exhibit 10.78

10.40	Stock Option Agreement, dated as of September 4, 2015, between BioRestorative Therapies, Inc. and Edward L. Field, incorporated by reference to the registrant’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-204672), wherein such document is identified as Exhibit 10.79

10.41	Stock Option Agreement, dated as of September 4, 2015, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-204672), wherein such document is identified as Exhibit 10.80

10.42	Stock Option Agreement, dated as of September 4, 2015, between BioRestorative Therapies, Inc. and Paul Jude Tonna, incorporated by reference to the registrant’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-204672), wherein such document is identified as Exhibit 10.82

10.43	Stock Option Agreement, dated as of September 4, 2015, between BioRestorative Therapies, Inc. and Charles S. Ryan, J.D., Ph.D., incorporated by reference to the registrant’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-204672), wherein such document is identified as Exhibit 10.83

10.44	Warrant, dated November 17, 2015, issued by BioRestorative Therapies, Inc. to John M. Desmarais for the purchase of 125,000 shares of common stock, incorporated by reference to Mr. Desmarais’ Schedule 13D, wherein such document is identified as Exhibit 7.2

10.45	Stock Option Agreement, dated as of December 1, 2015, between BioRestorative Therapies, Inc. and John M. Desmarais, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, wherein such document is identified as Exhibit 10.64

10.46	Stock Option Agreement, dated as of February 19, 2016, between BioRestorative Therapies, Inc. and Robert B. Catell, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, wherein such document is identified as Exhibit 10.65

10.47	Warrant, dated February 29, 2016, issued by BioRestorative Therapies, Inc. to Robert B. Catell for the purchase of 37,500 shares of common stock incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, wherein such document is identified as Exhibit 10.66

10.48	Warrant, dated March 18, 2016, issued by BioRestorative Therapies, Inc. to John M. Desmarais for the purchase of 250,000 shares of common stock, incorporated by reference to Amendment No. 1 to Mr. Desmarais’ Schedule 13D, wherein such document is identified as Exhibit 7.2

10.49	Warrant, dated March 18, 2016, issued by BioRestorative Therapies, Inc. to John M. Desmarais for the purchase of 444,444 shares of common stock, incorporated by reference to Amendment No. 1 to Mr. Desmarais’ Schedule 13D, wherein such document is identified as Exhibit 7.3

10.50	Warrant, dated March 18, 2016, issued by BioRestorative Therapies, Inc. to John M. Desmarais for the purchase of 400,000 shares of common stock, incorporated by reference to Amendment No. 1 to Mr. Desmarais’ Schedule 13D, wherein such document is identified as Exhibit 7.4

10.51	Form of Stock Option Agreement, dated as of June 10, 2016, between BioRestorative Therapies, Inc. and each of Robert B. Catell, John M. Desmarais, A. Jeffrey Radov, Charles S. Ryan and Paul Jude Tonna, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, wherein such document is identified as Exhibit 10.58

10.52	Form of Stock Option Agreement, dated as of June 10, 2016, between BioRestorative Therapies, Inc. and each of Edward L. Field and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, wherein such document is identified as Exhibit 10.59

10.53	Stock Option Agreement, dated as of June 10, 2016, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, wherein such document is identified as Exhibit 10.60

10.54	Promissory Note, dated June 30, 2016, issued by BioRestorative Therapies, Inc. to Tuxis Trust in the principal amount of $500,000 (“Tuxis Note”), incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, wherein such document is identified as Exhibit 10.61

10.55	Warrant, dated June 30, 2016, issued by BioRestorative Therapies, Inc. to Tuxis Trust for the purchase of 40,000 shares of common stock, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, wherein such document is identified as Exhibit 10.62

10.56	Letter agreement, dated November 17, 2017, with regard to Tuxis Note*

10.57	Promissory Note, dated August 5, 2016, issued by BioRestorative Therapies, Inc. to Robert B. Catell in the principal amount of $100,000, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, wherein such document is identified as Exhibit 10.63

10.58	Warrant, dated August 5, 2016, issued by BioRestorative Therapies, Inc. to Robert B. Catell for the purchase of 8,000 shares of common stock, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, wherein such document is identified as Exhibit 10.64

10.59	Warrant, dated September 26, 2016, issued by BioRestorative Therapies, Inc. to John M. Desmarais for the purchase of 80,000 shares of common stock, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, wherein such document is identified as Exhibit 10.65

10.60	Letter agreement, dated September 26, 2016, between BioRestorative Therapies, Inc. and John M. Desmarais, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, wherein such document is identified as Exhibit 10.66

10.61	Promissory Note, dated December 14, 2016, issued by BioRestorative Therapies, Inc. to John M. Desmarais in the principal amount of $65,000, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, wherein such document is identified as Exhibit 10.67

10.62	Letter agreement, dated December 14, 2016, between BioRestorative Therapies, Inc. and John M. Desmarais, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, wherein such document is identified as Exhibit 10.68

10.63	Form of Warrant, dated March 1, 2017, issued by BioRestorative Therapies, Inc. to each of Robert B. Catell, John M. Desmarais, Charles S. Ryan and Paul Jude Tonna, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, wherein such document is identified as Exhibit 10.70

10.64	Convertible Promissory Note, with an original issue date of August 4, 2016, issued by BioRestorative Therapies, Inc. to St. George Investments LLC in the principal amount of $215,250 (“St. George August 2016 Note”), incorporated by reference to the registrant’s Form S-1 Registration Statement (Registration No. 333-220843), wherein such document is identified as Exhibit 10.63

10.65	Amendment to Convertible Promissory Note, dated January 15, 2018, with regard to St. George August 2016 Note*

10.66	Convertible Promissory Note, with an original issue date of January 3, 2017, issued by BioRestorative Therapies, Inc. to St. George Investments LLC in the principal amount of $242,000 (“St. George January 2017 Note”), incorporated by reference to the registrant’s Form S-1 Registration Statement (Registration No. 333-220843), wherein such document is identified as Exhibit 10.70

10.67	Amendment to Convertible Promissory Note, dated January 15, 2018, with regard to St. George January 2017 Note*

10.68	Convertible Promissory Note, with an original issue date of May 10, 2017, issued by BioRestorative Therapies, Inc. to St. George Investments LLC in the principal amount of $180,000 (“St. George May 2017 Note”), incorporated by reference to the registrant’s Form S-1 Registration Statement (Registration No. 333-220843), wherein such document is identified as Exhibit 10.72

10.69	Amendment to Convertible Promissory Note, dated February 15, 2018, with regard to St. George May 2017 Note*

10.70	Stock Option Agreement, dated as of June 23, 2017, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Form S-1 Registration Statement (Registration No. 333-220843), wherein such document is identified as Exhibit 10.73

10.71	Form of Stock Option Agreement, dated as of June 23, 2017, between BioRestorative Therapies, Inc. and each of Robert B. Catell, John M. Desmarais, A. Jeffrey Radov, Charles S. Ryan and Paul Jude Tonna, incorporated by reference to the registrant’s Form S-1 Registration Statement (Registration No. 333-220843), wherein such document is identified as Exhibit 10.74

10.72	Letter agreement, dated as of July 5, 2017, between BioRestorative Therapies, Inc. and Tuxis Trust, incorporated by reference to the registrant’s Form S-1 Registration Statement (Registration No. 333-220843), wherein such document is identified as Exhibit 10.75

10.73	Form of Stock Option Agreement, dated as of July 12, 2017, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Form S-1 Registration Statement (Registration No. 333-220843), wherein such document is identified as Exhibit 10.76

10.74	Promissory Note, dated as of July 13, 2017, issued by BioRestorative Therapies, Inc. to John M. Desmarais in the principal amount of $175,000 (“Desmarais Note”), incorporated by reference to the registrant’s Form S-1 Registration Statement (Registration No. 333-220843), wherein such document is identified as Exhibit 10.77

10.75	Security Agreement, dated as of July 13, 2017, by and among BioRestorative Therapies, Inc., Tuxis Trust and John M. Desmarais, incorporated by reference to the registrant’s Form S-1 Registration Statement (Registration No. 333-220843), wherein such document is identified as Exhibit 10.78

10.76	Letter agreement, dated November 17, 2017, with regard to Desmarais Note*

10.77	Warrant, dated as of August 11, 2017, issued by BioRestorative Therapies, Inc. to Robert B. Catell for the purchase of 5,000 shares of common stock, incorporated by reference to the registrant’s Form S-1 Registration Statement (Registration No. 333-220843), wherein such document is identified as Exhibit 10.79

10.78	Convertible Promissory Note, dated October 25, 2017, issued by BioRestorative Therapies, Inc. to Tangiers Global, LLC, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 27, 2017, wherein such document is identified as Exhibit 10.1

10.79	Warrant, dated October 25, 2017, issued by BioRestorative Therapies, Inc. to Tangiers Global, LLC, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 27, 2017, wherein such document is identified as Exhibit 10.1

10.80	Executive Employment Agreement, dated as of January 16, 2018, between BioRestorative Therapies, Inc. and Adam D. Bergstein, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated January 16, 2018, wherein such document is identified as Exhibit 10.1

10.81	Stock Option Agreement, dated as of January 19, 2018, between BioRestorative Therapies, Inc. and Adam D. Bergstein, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated January 16, 2018, wherein such document is identified as Exhibit 10.2

10.82	Executive Employment Agreement, dated as of December 1, 2010, between Stem Cell Assurance, Inc (now known as BioRestorative Therapies, Inc.) and Mandy Clark (now known as Mandy Clyde), incorporated by reference to the registrant’s Form 10, wherein such document is identified as Exhibit 10.14.

10.83	Convertible Promissory Note, dated March 27, 2018, issued by BioRestorative Therapies, Inc. to Actus Fund, LLC*

14	Code of Ethics, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 14

21	Subsidiaries*

23	Independent Registered Public Accounting Firm’s Consent*

31.1	Principal Executive Officer Certification*

31.2	Principal Financial Officer Certification*

32	Section 1350 Certification**

101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith

** Furnished herewith

ITEM 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIORESTORATIVE THERAPIES, INC.

Dated: April 2, 2018	By:	/s/ Mark Weinreb
Mark Weinreb
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Mark Weinreb	Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	April 2, 2018
Mark Weinreb

/s/ Robert B. Catell	Director	April 2, 2018
Robert B. Catell

/s/ John M. Desmarais	Director	April 2, 2018
John M. Desmarais

/s/ A. Jeffrey Radov	Director	April 2, 2018
A. Jeffrey Radov

/s/ Charles S. Ryan	Director	April 2, 2018
Charles S. Ryan

/s/ Paul Jude Tonna	Director	April 2, 2018
Paul Jude Tonna

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

BioRestorative Therapies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioRestorative Therapies, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2011.

New York, NY

April 2, 2018

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2017	2016
Assets
Current Assets:
Cash	$451,680	$31,822
Accounts receivable	38,000	6,000
Prepaid expenses and other current assets	30,030	35,578
Total Current Assets	519,710	73,400
Property and equipment, net	327,847	508,594
Intangible assets, net	888,950	963,845
Security deposit	22,100	34,176
Total Assets	$1,758,607	$1,580,015
Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable	$2,454,944	$2,283,981
Accrued expenses and other current liabilities	1,885,551	1,574,659
Accrued interest	329,166	127,375
Current portion of notes payable, net of debt discount of $336,229 and $152,720 at December 31, 2017 and December 31, 2016, respectively	3,467,568	1,858,845
Derivative liabilities	216,073	-
Total Current Liabilities	8,353,302	5,844,860
Accrued expenses, non-current portion	38,000	430,000
Accrued interest, non-current portion	9,591	7,681
Notes payable, non-current portion, net of debt discount of $1,256 and $27,244 at December 31, 2017 and December 31, 2016, respectively	194,282	297,756
Total Liabilities	8,595,175	6,580,297
Commitments and contingencies
Stockholders’ Deficiency:
Preferred stock, $0.01 par value; Authorized, 5,000,000 shares; none issued and outstanding at December 31, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value; Authorized, 30,000,000 shares; Issued and outstanding 6,112,473 and 4,699,035 shares at December 31, 2017 and December 31, 2016, respectively	6,112	4,699
Additional paid-in capital	44,561,773	36,954,817
Accumulated deficit	(51,404,453)	(41,959,798)
Total Stockholders’ Deficiency	(6,836,568)	(5,000,282)
Total Liabilities and Stockholders’ Deficiency	$1,758,607	$1,580,015

See Notes to these Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Consolidated Statements of Operations

	For The Years Ended
	December 31,
	2017	2016

Revenues	$81,000	$36,355

Cost of sales	-	102

Gross Profit	81,000	36,253

Operating Expenses
Marketing and promotion	65,455	86,451
Consulting	2,334,212	1,605,917
Research and development	2,152,433	2,883,563
General and administrative	3,903,184	3,245,397

Total Operating Expenses	8,455,284	7,821,328

Loss From Operations	(8,374,284)	(7,785,075)

Other (Expense) Income
Interest expense	(468,107)	(221,608)
Amortization of debt discount	(619,266)	(542,336)
Loss on extinguishment of notes payable, net	(59,938)	(58,787)
Change in fair value of derivative liabilities	107,039	-
Warrant modification expense	(30,099)	(28,486)

Total Other Expense	(1,070,371)	(851,217)

Net Loss	$(9,444,655)	$(8,636,292)

Net Loss Per Share
- Basic and Diluted	$(1.74)	$(2.10)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	5,422,389	4,105,820

See Notes to these Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficiency

For the Years Ended December 31, 2017 and 2016

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance - December 31, 2015	3,338,661	$3,339	$29,443,704	$(33,323,506)	(27,932)	$(32,000)	$(3,908,463)
Shares and warrants issued for cash	956,833	956	3,497,382	-	-	-	3,498,338
Exercise of warrants for purchase of common stock	60,831	61	212,837	-	-	-	212,898
Conversion of notes payable and accrued interest into common stock	137,006	137	341,615	-	-	-	341,752
Shares issued in satisfaction of accrued services	13,208	13	27,540	-	-	-	27,553
Shares and warrants issued as debt discount in connection with notes payable	6,000	6	246,206	-	-	-	246,212
Shares and warrants issued in exchange for notes payable, convertible notes and accrued interest	167,027	167	352,426	-	-	-	352,593
Warrant modifications	-	-	96,634	-	-	-	96,634
Beneficial conversion features related to convertible notes payable	-	-	231,708	-	-	-	231,708
Stock-based compensation:
- common stock	54,901	55	116,903	-	-	-	116,958
- options and warrants	-	-	2,436,702	-	-	-	2,436,702
Return of shares to treasury previously issued as compensation	-	-	-	-	(7,500)	(16,875)	(16,875)
Retirement of treasury shares	(35,432)	(35)	(48,840)	-	35,432	48,875	-
Net loss	-	-	-	(8,636,292)	-	-	(8,636,292)
Balance - December 31, 2016	4,699,035	$4,699	$36,954,817	$(41,959,798)	-	$-	$(5,000,282)
Shares and warrants issued for cash	361,335	361	1,083,639	-	-	-	1,084,000
Exercise of warrants for purchase of common stock	460,625	461	995,789	-	-	-	996,250
Conversion of notes payable and accrued interest into common stock	243,441	243	524,291	-	-	-	524,534
Shares and warrants issued in exchange for notes payable and accrued interest	132,082	132	421,170	-	-	-	421,302
Shares and warrants issued in satisfaction of accrued services	165,002	165	588,427	-	-	-	588,592
Shares and warrants issued or modified and recorded as debt discount in connection with notes payable	40,953	41	257,015	-	-	-	257,056
Reclassification of derivative liabilities to equity	-	-	9,019	-	-	-	9,019
Beneficial conversion features related to convertible notes payable	-	-	11,991	-	-	-	11,991
Warrant modifications	-	-	114,821	-	-	-	114,821
Stock-based compensation:
- common stock	10,000	10	19,990	-	-	-	20,000
- options and warrants	-	-	3,580,804	-	-	-	3,580,804
Net loss	-	-	-	(9,444,655)	-	-	(9,444,655)
Balance - December 31, 2017	6,112,473	$6,112	$44,561,773	$(51,404,453)	-	$-	$(6,836,568)

See Notes to these Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

	For The Years Ended
	December 31,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(9,444,655)	$(8,636,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	619,266	542,336
Accretion of interest expense	206,284	40,052
Depreciation and amortization	259,259	258,425
Stock-based compensation	3,600,804	2,536,785
Loss on extinguishment of note payables, net	59,938	58,787
Loss (gain) on settlement of payables	100,895	(12,182)
Change in fair value of derivative liabilities	(107,039)	-
Warrant modification expense	30,099	28,486
Changes in operating assets and liabilities:
Accounts receivable	(32,000)	87,375
Prepaid expenses and other current assets	5,548	5,494
Security deposit	12,076	-
Accounts payable	185,963	(113,151)
Accrued interest, expenses and other current liabilities	649,741	201,210

Total Adjustments	5,590,834	3,633,617

Net Cash Used In Operating Activities	(3,853,821)	(5,002,675)

Cash Flows From Investing Activities
Purchases of property and equipment	(3,617)	(188,764)

Net Cash Used In Investing Activities	(3,617)	(188,764)

Cash Flows From Financing Activities
Proceeds from notes payable	2,542,222	1,894,000
Repayments of notes payable	(330,176)	(476,500)
Advances from an officer and a family member of an officer	43,515	292,090
Repayments of advances from an officer, a director and a family member of an officer	(58,515)	(364,120)
Proceeds from exercise of warrants	996,250	212,898
Sales of common stock and warrants for cash	1,084,000	3,498,338

Net Cash Provided By Financing Activities	4,277,296	5,056,706

Net Increase (Decrease) In Cash	419,858	(134,733)

Cash - Beginning	31,822	166,555

Cash - Ending	$451,680	$31,822

See Notes to these Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows — Continued

	For The Years Ended
	December 31,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$17,538	$30,406

Non-cash investing and financing activities:
Warrant modifications	$114,821	$96,634
Shares and warrants issued as debt discount in connection with notes payable	$257,056	$246,212
Shares and warrants issued in exchange for notes payable and accrued interest	$421,302	$352,593
Conversion of notes payable and accrued interest into common stock	$524,534	$341,752
Shares issued in satisfaction of accrued consulting and director services	$588,592	$27,553
Derivative liabilities recorded as debt discount	$332,131	$-
Reclassification of derivative liabilities to equity	$9,019	$-
Beneficial conversion features set up as debt discount	$11,991	$231,708
Retirement of treasury shares	$-	$48,875

See Notes to these Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Business Organization and Nature of Operations

BioRestorative Therapies, Inc. has one wholly-owned subsidiary, Stem Pearls, LLC (“Stem Pearls”). Stem Cell Cayman Ltd. (“Cayman”), which was formed in the Cayman Islands as a wholly-owned subsidiary of the Company, was dissolved in March 2017. BioRestorative Therapies, Inc. and its subsidiary are referred to collectively as “BRT” or the “Company” (See Note 3 – Summary of Significant Accounting Policies – Principles of Consolidation). BRT develops therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells. BRT’s website is at www.biorestorative.com. BRT is currently developing a Disc/Spine Program referred to as “brtxDISC”. Its lead cell therapy candidate, BRTX-100, is a product formulated from autologous (or a person’s own) cultured mesenchymal stem cells collected from the patient’s bone marrow. The product is intended to be used for the non-surgical treatment of protruding and bulging lumbar discs in patients suffering from chronic lumbar disc disease. BRT is also engaging in research efforts with respect to a platform technology utilizing brown adipose (fat) for therapeutic purposes to treat type 2 diabetes, obesity and other metabolic disorders and has labeled this initiative its ThermoStem Program. Through the program, BRT is developing a cell-based therapy to target type 2 diabetes, obesity and other metabolic disorders using brown adipose (fat) derived stem cells to generate brown adipose tissue (“BAT”). BAT is intended to mimic naturally occurring brown adipose depots that regulate metabolic homeostasis in humans. Further, BRT has licensed a patented curved needle device that is a needle system designed to deliver cells and/or other therapeutic products or material to the spine and discs.

Note 2 – Going Concern and Management’s Plans

As of December 31, 2017, the Company had a working capital deficiency and a stockholders’ deficiency of $7,833,592 and $6,836,568, respectively. During the years ended December 31, 2017 and 2016, the Company incurred net losses of $9,444,655 and $8,636,292, respectively. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statement issuance date.

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

Subsequent to December 31, 2017, the Company has received aggregate equity financings (representing proceeds received from the exercise of common stock purchase warrants) and debt financings of $452,168 and $420,500, respectively, debt (inclusive of accrued interest) of $207,993 has been converted into or exchanged for common stock, $119,583 of debt has been repaid, and the due date for the repayment of $788,982 of debt has been extended to dates between March 2018 and August 2018. As a result, the Company expects to have the cash required to fund its operations through April 2018 while we continue to apply efforts to raise additional capital. While there can be no assurance that it will be successful, the Company is in negotiations to raise additional capital. As of the filing date of this report, the Company has notes payable with an aggregate principal balance of $598,500 which are past due. The Company is currently in the process of negotiating extensions or discussing conversions to equity with respect to these notes. However, there can be no assurance that the Company will be successful in extending or converting these notes. See Note 12 – Subsequent Events for additional details.

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

Concentrations

One license and the related royalties comprised all of the Company’s revenue during the year ended December 31, 2017, and substantially all of the Company’s revenue during the year ended December 31, 2016. See “Revenue Recognition” below.

Cash

The Company maintains cash in bank accounts, which, at times, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company has not experienced any losses in such accounts, periodically evaluates the creditworthiness of the financial institutions and has determined the credit exposure to be negligible. As of December 31, 2017, the Company had cash balances in excess of FDIC insured limits of $205,302. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2017 and 2016 the Company did not have any cash equivalents.

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct, incremental professional fees incurred in connection with a financing, are capitalized as non-current assets on the balance sheet. Upon consummation of a financing, the deferred offering costs would be offset against the offering proceeds. If the completion of a contemplated financing was no longer probable, the related deferred offering costs would be charged to general and administrative expense in the consolidated financial statements.

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

Impairment of Long-lived Assets

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. While the Company’s near-term liquidity is tight, historically the Company has been successful in raising capital as needed (although there can be no assurance that the Company will continue to be successful in raising capital as needed). The Company continues to progress its scientific agenda and meet related milestones. The Company has not identified any impairment losses.

Revenue Recognition

The Company’s policy is to recognize product sales when the risk of loss and title to the product transfers to the customer, after estimating potential returns. During the years ended December 31, 2017 and 2016, the Company recognized revenue related to sales of Stem Pearls skincare products of $0 and $355, respectively.

The Company recognizes sublicensing and royalty revenue when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) the service is completed without further obligation, (iii) the sales price to the customer is fixed or determinable, and (iv) collectability is reasonably assured. In November 2015, the Company and a stem cell treatment company (“SCTC”) entered into an amendment to a January 27, 2012 license agreement between them. Pursuant to the amendment, effective November 30, 2015, the Company granted to the SCTC a non-exclusive sublicense to use, and the right to sublicense to third parties the right to use, in certain locations in the United States, certain intellectual property related to stem cell disc procedures (that originally was licensed to the Company by the SCTC pursuant to the January 27, 2012 license agreement). In consideration of the sublicense, the SCTC has agreed to pay the Company royalties on a per disc procedure basis. During the years ended December 31, 2017 and 2016, the Company recognized $81,000 and $36,000, respectively, of revenue related to the Company’s sublicense agreement.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2017 and 2016. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2017	2016
Options	3,122,202	2,168,950
Warrants	3,435,134	2,953,651
Convertible notes	1,411,762	211,162
Total potentially dilutive shares	7,969,098	5,333,763

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

Advertising

Advertising costs are charged to operations as incurred. For the years ended December 31, 2017 and 2016, the Company incurred advertising costs of $26,840 and $17,972, respectively. Advertising expense is reflected in marketing and promotion expenses in the consolidated statements of operations.

Research and Development

Research and development expenses are charged to operations as incurred. For the years ended December 31, 2017 and 2016, the Company incurred research and development expenses of $2,152,433 and $2,883,563, respectively.

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

See Note 11 – Derivative Liabilities for additional details regarding the valuation technique and assumptions used in valuing Level 3 inputs.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The FASB has issued numerous updates that provide clarification on a number of specific issues as well as requiring additional disclosures. The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance may be adopted through either retrospective application to all periods presented in the financial statements (full retrospective approach) or through a cumulative effect adjustment to retained earnings at the effective date (modified retrospective approach). The guidance was revised in July 2015 to be effective for emerging growth companies for annual and interim periods beginning on or after December 15, 2018. The Company is currently evaluating ASU 2014-09 and its impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance on January 1, 2017. The adoption of this standard did not have a material impact on the Company’s financial statement disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2018. The Company will require adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently evaluating ASU 2016-15 and its impact on its consolidated financial statements or disclosures.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies – Continued

Recently Issued Accounting Pronouncements - Continued

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718)” (“ASU 2017-09”). ASU 2017-09 provides clarity on the accounting for modifications of stock-based awards. ASU 2017-09 requires adoption on a prospective basis in the annual and interim periods for the Company’s fiscal year ending December 31, 2017 for share-based payment awards modified on or after the adoption date. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated cash flows and related disclosures.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)”: (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The guidance in ASU 2017-11 can be applied using a full or modified retrospective approach. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated cash flows and related disclosures.

Note 4 – Property and Equipment, net

Property and equipment include the following:

	December 31,
	2017	2016
Office equipment	$2,848	$2,848
Medical equipment	446,506	446,506
Furniture and fixtures	121,625	121,625
Computer software and equipment	78,190	74,572
Leasehold improvements	304,661	304,661
	953,830	950,212
Less: accumulated depreciation	(625,983)	(441,618)
Property and equipment, net	$327,847	$508,594

During the years ended December 31, 2017 and 2016, depreciation expense amounted to $184,365 and $183,529, respectively. Depreciation expense is reflected in general and administrative expenses and research and development expenses in the consolidated statements of operations.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Intangible Assets, net

The Company is a party to a license agreement with the SCTC (as amended) (the “SCTC Agreement”). Pursuant to the SCTC Agreement, the Company obtained, among other things, a worldwide, exclusive, royalty-bearing license from the SCTC to utilize or sublicense a certain medical device patent for the administration of specific cells and/or cell products to the disc and/or spine (and other parts of the body) and a worldwide (excluding Asia and Argentina), exclusive, royalty-bearing license to utilize or sublicense a certain method for culturing cells. Pursuant to the license agreement with SCTC, unless certain performance milestones had been or are satisfied, the Company would have been required to pay to SCTC $150,000 by April 2017 and will be required to pay to the SCTC an additional $250,000 by April 2019 in order to maintain its exclusive rights with regard to the disc/spine technology. In February 2017, the Company received authorization from the Food and Drug Administration (the “FDA”) to proceed with a Phase 2 clinical trial. Based upon such authorization, the Company believes that it satisfied a performance milestone such that the Company was not required to pay to the SCTC a minimum amount of $150,000 by April 2017 to retain exclusive rights with regard to the disc/spine technology. In addition, the Company believes that it has until February 2022 to complete the Phase 2 clinical trial in order to satisfy the final performance milestone such that the Company would not be required to pay the additional $250,000 by April 2019 pursuant to the SCTC Agreement to maintain its exclusive rights.

Intangible assets consist of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization	Total
Balance as of January 1, 2016	$3,676	$1,301,500	$(266,435)	$1,038,741
Amortization expense	-	-	(74,896)	(74,896)
Balance as of December 31, 2016	3,676	1,301,500	(341,331)	963,845
Amortization expense	-	-	(74,895)	(74,895)
Balance as of December 31, 2017	$3,676	$1,301,500	$(416,226)	$888,950
Weighted average remaining amortization
period at December 31, 2017 (in years)	3.0	11.9

Amortization of intangible assets consists of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization
Balance as of January 1, 2016	$1,840	$264,595	$266,435
Amortization expense	368	74,528	74,896
Balance as of December 31, 2016	2,208	339,123	341,331
Amortization expense	368	74,527	74,895
Balance as of December 31, 2017	$2,576	$413,650	$416,226

Amortization expense is reflected in general and administrative expenses in the consolidated statements of operations. Based upon the current intangible assets as of December 31, 2017, amortization expense is projected to be approximately $75,000 per annum through 2029.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	December 31,
	2017	2016

Credit card payable	$1,010	$1,778
Accrued payroll	349,163	747,793
Accrued research and development expenses	636,175	581,175
Accrued general and administrative expenses	604,308	263,468
Accrued director compensation	282,500	357,500
Deferred rent	50,395	52,945
Total accrued expenses	1,923,551	2,004,659
Less: accrued expenses, current portion	1,885,551	1,574,659
Accrued expenses, non-current portion	$38,000	$430,000

During the year ended December 31, 2017, the Company received non-interest bearing advances in the amount of $43,515 from an officer and a family member of an officer of the Company and repaid an aggregate of $58,515, of which $15,000 was in accounts payable at December 31, 2016, of non-interest bearing advances from a director, an officer and a family member of an officer of the Company. During the year ended December 31, 2016, the Company received an aggregate of $292,090 in non-interest bearing advances from an officer, directors and a consultant of the Company and made aggregate repayments of $364,120.

Effective March 1, 2017, the Company entered into an exchange agreement with the Chairman of the Company’s Scientific Advisory Board, pursuant to which an aggregate of $175,000 of accrued consulting fees were exchanged for 58,334 shares of common stock of the Company and, in consideration thereof, the Company issued to such person an immediately vested five-year warrant for the purchase of 58,334 shares of common stock of the Company at an exercise price of $4.00 per share. The common stock and warrants had an aggregate grant date value of $211,752 and, as a result, the Company recorded a loss on settlement of payables of $36,752 which is reflected within general and administrative expenses in the consolidated statements of operations.

Effective March 1, 2017, the Company entered into exchange agreements with four non-employee directors of the Company, pursuant to which an aggregate of $265,000 of accrued director fees were exchanged for an aggregate of 88,334 shares of common stock of the Company and, in consideration thereof, the Company issued to the directors immediately vested five-year warrants for the purchase of an aggregate of 88,334 shares of common stock of the Company at an exercise price of $4.00 per share. The aggregate value of the shares and warrants was $320,652, and accordingly the Company recorded a loss on settlement of payables of $55,652 which is reflected within general and administrative expenses in the consolidated statements of operations.

Effective July 18, 2017, the Company entered into an exchange agreement with a certain vendor of the Company, pursuant to which $17,697 of accounts payable were exchanged for 8,334 shares of common stock of the Company. In consideration thereof, the Company issued to the vendor immediately vested five-year warrants for the purchase of 2,000 shares of common stock of the Company at an exercise price of $4.00 per share. The aggregate value of the shares and warrants was $19,888, and accordingly the Company recorded a loss on settlement of payables of $2,191 which is reflected within general and administrative expenses in the consolidated statements of operations.

See Note 9 – Commitments and Contingencies – Consulting Agreements for details regarding an additional exchange of accrued consulting fees for shares of common stock and warrants.

As of December 31, 2017, the Company reclassified accrued expenses in the aggregate amount of $38,000 to accrued expenses, non-current portion, on the consolidated balance sheets related to accrued consulting fees that were exchanged for shares of common stock and warrants subsequent to December 31, 2017. See Note 12 – Subsequent Events for additional details regarding the exchange of accrued consulting fees.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Notes Payable

A summary of the notes payable activity during the years ended December 31, 2017 and 2016 is presented below:

	Related Party	Convertible	Other	Debt
	Notes	Notes	Notes	Discount	Total
Outstanding, January 1, 2016	$150,000	$420,000	$900,083	$(158,285)	$1,311,798
Issuances	697,500	530,000	724,500	-	1,952,000
Exchanges for equity	-	(235,000)	(49,018)	-	(284,018)
Conversions to equity	-	(325,000)	-	-	(325,000)
Repayments	(150,000)	-	(326,500)	-	(476,500)
Recognition of debt discount	-	-	-	(604,067)	(604,067)
Accretion of interest expense	-	-	-	40,052	40,052
Amortization of debt discount	-	-	-	542,336	542,336
Outstanding, December 31, 2016	$697,500	$ 390,000 [1]	$1,249,065	$(179,964)	$2,156,601
Issuances	175,000	1,612,333	1,033,900	-	2,821,233
Indebtedness satisfied via settlement	-	637,250 [2]	(637,250)	-	-
Exchanges for equity	(97,500)	(50,000)	(203,750)	-	(351,250)
Conversions to equity	-	(495,197)	-	-	(495,197)
Repayments	(60,000)	(69,176)	(201,000)	-	(330,176)
Recognition of debt discount	-	-	-	(964,911)	(964,911)
Accretion of interest expense	-	4,660	13,500	188,124	206,284
Amortization of debt discount	-	-	-	619,266	619,266
Outstanding, December 31, 2017	$715,000	$ 2,029,870 [1]	$1,254,465	$(337,485)	$3,661,850

Outstanding, December 31, 2016	$697,500	$390,000	$1,249,065	$(179,964)	$2,156,601
Less: current portion, December 31, 2016	(430,000)	(345,000)	(1,236,565)	152,720	(1,858,845)
Non-current portion, December 31, 2016 [3]	$267,500	$45,000	$12,500	$(27,244)	$297,756

Outstanding, December 31, 2017	$715,000	$2,029,870	$1,254,465	$(337,485)	$3,661,850
Less: current portion, December 31, 2017	(715,000)	(1,834,332)	(1,254,465)	336,229	(3,467,568)
Non-current portion, December 31, 2017 [3]	$-	$195,538	$-	$(1,256)	$194,282

[1]	As of December 31, 2017, a designated portion of convertible notes with an aggregate principal balance of $1,777,788 was convertible into shares of common stock at the election of the holder any time immediately until the balance has been paid in full. As of December 31, 2017 and 2016, a designated portion of convertible notes with an aggregate principal balance of $252,082 and $390,000, respectively, was convertible into shares of common stock at the election of the Company near maturity. In the event the Company exercised or exercises that conversion right on a designated portion of such principal balance, the holder had or has the right to accelerate the conversion of up to $196,666 and $296,250 of principal into shares of common stock at December 31, 2017 and 2016, respectively, at the same conversion price.

[2]	In connection with certain note extensions during the year ended December 31, 2017, the Company and a certain lender agreed to add embedded conversion options, permitting principal and the respective accrued interest to be convertible into shares of the Company’s common stock at the election of the lender any time until the balance has been paid in full. See Note 7 – Notes Payable – Convertible Notes and Note 11 – Derivative Liabilities for additional details regarding the embedded conversion options.

[3]	As of December 31, 2017 and 2016, the Company reclassified principal in the aggregate amount of $194,282 and $297,756, respectively (net of debt discount of $1,256 and $27,244, respectively), and accrued interest in the aggregate amount of $9,591 and $7,681, respectively, to notes payable, non-current portion, net of debt discount and accrued interest, non-current portion, respectively, on the consolidated balance sheets related to outstanding notes payable that were converted into or exchanged for shares of common stock and warrants subsequent to December 31, 2017 and 2016, respectively. See Note 12 – Subsequent Events for additional details regarding notes payable.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Notes Payable – Continued

Related Party Notes

As of December 31, 2017 and 2016, related party notes consisted of notes payable issued to certain directors of the Company and the Tuxis Trust (the “Trust”). A director and principal shareholder of the Company (the “Director/Principal Shareholder”) serves as a trustee of Trust, which was established for the benefit of his immediate family.

During the year ended December 31, 2016, the Company borrowed $500,000 from the Trust. The promissory note evidencing the loan provided for the payment of the principal amount, together with interest at the rate of 10% per annum, on July 1, 2017. In July 2017, the interest rate payable on the note was increased to 15% per annum and the maturity date was extended to December 2017. In November 2017, the maturity date of the note was further extended to December 1, 2018 as described below. In the event that, prior to maturity, the Company receives net proceeds of $10,000,000 from a single equity or debt financing (as opposed to a series of related or unrelated financings), the Trust has the right to require that the Company prepay the amount due under the note (subject to the consent of the party that provided the particular financing) (a “Financing Acceleration”). In consideration of the loan, the Company issued to the Trust a five-year, immediately vested warrant for the purchase of 40,000 shares of common stock of the Company at an exercise price of $4.00 per share. The $55,659 relative fair value of the warrant has been recorded as debt discount and will be amortized over the term of the note.

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

During the year ended December 31, 2017, the Company issued to the Director/Principal Shareholder a note in the principal amount of $175,000, which bears interest at a rate of 15% per annum payable and provided for a maturity date of December 1, 2017. In November 2017, the maturity date of the note was extended to December 1, 2018 as described below (subject to a Financing Acceleration). The note is secured by the grant of a security interest in the Company’s equipment and intellectual property. In connection with the borrowing, the Company agreed that the payment of the Tuxis note is also secured by such security interest.

During the year ended December 31, 2017, the Company, the Trust and the Director/Principal Shareholder agreed to extend the maturity dates of the above notes payable with an aggregate principal balance of $675,000, that were near maturity, to December 1, 2018 (subject to a Financing Acceleration). In consideration of the note extensions, the Company reduced the exercise prices for an aggregate of 1,219,444 previously issued five-year warrants to purchase the Company’s common stock at prices ranging from $4.50 to $5.00 per share to a reduced exercise price of $4.00 per share. The incremental modification expense of $84,722 has been recorded as debt discount and is being amortized over the extended term of the notes.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Notes Payable – Continued

Related Party Notes - Continued

During the year ended December 31, 2017, the Company and a director of the Company agreed to extend the maturity date of a note payable with a principal balance of $50,000 from February 2017 to February 2018. In connection with the extension, the Company issued the director a five-year, immediately vested warrant to purchase 5,000 shares of common stock at an exercise price of $4.00 per share. The grant date fair value of the warrant of $8,050 was recorded as debt discount and is being amortized over the remaining term of the note.

During the year ended December 31, 2017, the Company and certain related party lenders agreed to exchange certain related party notes with an aggregate principal balance of $97,500 and aggregate accrued interest of $288 into an aggregate of 32,597 shares of common stock and immediately vested five-year warrants to purchase an aggregate of 32,597 shares of common stock at an exercise price of $4.00 per share. The common stock and warrants had an aggregate exchange date value of $118,328 and, as a result, the Company recorded a loss on extinguishment of notes payable of $20,540.

During the years ended December 31, 2017 and 2016, the Company repaid an aggregate principal amount of $60,000 and $150,000, respectively, of related party notes.

Convertible Notes

Issuances

During the year ended December 31, 2016, the Company issued convertible notes with an aggregate principal balance of $530,000, which provided for maturity dates ranging from September 2016 to August 2017 and interest at the rate of 10% per annum payable at maturity. The convertible notes were convertible into shares of the Company’s stock at the election of the Company during the five days prior to maturity and ending on the day immediately prior to maturity at a conversion price equal to the greater of (a) a range of 60% to 62% of the fair value of the Company’s common stock or (b) $0.75, $1.00, or $2.00 per share depending on the note. With respect to $296,250 principal amount of the issued notes, in the event that the Company elected to convert a portion of the principal outstanding under the notes into common stock, the holder would have the right to convert up to the remaining principal into shares of common stock at the conversion price. In connection with the issuance of convertible notes, the Company issued five-year, immediately vested warrants to purchase an aggregate of 33,750 shares of common stock at an exercise price of $4.00 per share. The aggregate relative fair value of the $53,150 has been recorded as debt discount and is being amortized over the term of the convertible notes.

During the year ended December 31, 2017, the Company issued lenders convertible notes in the aggregate principal amount of $350,000, which bear interest at a rate of 10% per annum payable at maturity. The convertible notes provided for original maturity dates between November 2017 and February 2018. The notes also provided that each payment of principal and the respective accrued interest would be convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to maturity and ending on the day immediately prior to maturity at a conversion price equal to between 50% to 60% of the fair market value of the Company’s stock, depending on the particular convertible note; however, in no event could the conversion price be less than a price between $0.75 to $1.00 per share, depending on the particular convertible note. Should the Company elect to convert any of the note principal and respective accrued interest, the holder would have the right to accelerate the conversion of the remaining outstanding principal and accrued interest of the note at the same conversion price. The Company will recognize the beneficial conversion feature of the notes as debt discount at the time the contingently adjustable conversion ratio is resolved. In connection with the issuance of these convertible notes, the Company issued a certain lender 8,000 shares of common stock and a certain other lender a five-year warrant to purchase 7,500 shares of common stock at an exercise price of $4.00 per share. The aggregate relative fair value of the common stock and warrants of $24,388 was recorded as an original issue discount and is being amortized over the terms of the respective notes.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Notes Payable – Continued

Convertible Notes - Continued

Issuances - Continued

During the year ended December 31, 2017, the Company issued lenders convertible notes in the aggregate principal amount of $1,204,000, for aggregate gross proceeds of $1,065,970. The difference of $138,030 was recorded as an original issue discount and is being amortized over the terms of the respective notes. The convertible notes bear interest at rates ranging between 6% to 10% per annum payable at maturity with maturity dates ranging between May 2018 through July 2018. Principal and the respective accrued interest is convertible into shares of the Company’s common stock at the election of the holder at any time immediately on or after the issue date until the balance has been paid in full. The conversion price of certain notes in the aggregate principal amount of $905,000 is $2.75 per share, subject to adjustment under certain circumstances. With respect to the other notes, the conversion price shall be equal to 65% of the fair market value of the Company’s stock; however, generally the conversion price shall not be less than $1.00 per share. Additionally, in connection with the issuance of certain convertible notes, the Company issued certain lenders five-year warrants to purchase an aggregate 54,519 shares of the Company’s common stock at an exercise price of $4.15 per share, subject to a mandatory redemption provision. The aggregate relative fair value of the warrants was $80,014, which was recorded as a debt discount and is being amortized over the terms of the respective convertible notes. See Note 11 – Derivative Liabilities for details regarding the mandatory redemption provision. In connection with certain convertible notes, the Company incurred $13,750 of debt issuance costs.

During the year ended December 31, 2017, the Company issued a lender a note payable in the principal amount of $83,333 of which $25,000 of principal bears no interest and $58,333 of principal bears interest at 10% per annum and is convertible into common stock. In connection with the issuance of the note, the Company received gross proceeds of $75,000, and the difference of $8,333 has been recorded as an original issue discount and will be amortized over the term of the note. The note provided for payment as follows: (i) $25,000 of principal, which bore no interest and was not convertible into common stock, was payable three weeks from the issuance date, (ii) $11,667 of principal and the respective interest on such principal was payable six months from the issuance date (the “First Maturity Date”), (iii) $11,667 of principal and the respective interest on such principal was payable two weeks following the First Maturity Date, (iv) $11,667 of principal and the respective accrued interest on such principal was payable four weeks following the First Maturity Date, (v) $11,667 of principal and the respective interest on such principal was payable six weeks following the First Maturity Date, and (vi) $11,667 of principal and the respective interest on such principal was payable eight weeks following the First Maturity Date. Excluding the $25,000 of principal that was not convertible into common stock as described above, each payment of principal and the respective accrued interest was convertible into shares of the Company’s common stock at the election of the Company during the period beginning five days prior to maturity and ending on the day immediately prior to maturity at a conversion price equal to 50% of the fair market value of the Company’s stock; however, in no event could the conversion price be less than $0.75 per share. Should the Company elect to convert any of the note principal and respective accrued interest, the holder would have the right to accelerate the conversion of the remaining outstanding principal and accrued interest of the note at the same conversion price. The Company will recognize the beneficial conversion feature of the note as debt discount at the time the contingently adjustable conversion ratio is resolved. In connection with the issuance of this note, the Company issued the lender 3,500 shares of common stock with a relative fair value of $6,458 which was recorded as an original issue discount and is being amortized over the term of the note.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Notes Payable – Continued

Convertible Notes - Continued

Conversions, Exchanges and Other

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

During the year ended December 31, 2017, the Company and a certain lender agreed to exchange a certain convertible note with a principal balance of $50,000 and accrued interest of $2,712 into 29,280 shares of common stock. The common stock had an exchange date value of $58,560 and, as a result, the Company recorded a loss on extinguishment of notes payable of $5,848.

During the year ended December 31, 2017, the Company and a certain lender elected to convert certain convertible notes with an aggregate principal balance of $495,197 and aggregate accrued interest of $29,338 into an aggregate of 243,441 shares of common stock at conversion prices ranging from $1.75 to $2.77 per share.

During the year ended December 31, 2017, the Company and a lender agreed to multiple extensions of the maturity dates of notes payable with an aggregate principal balance of $637,250 with maturity dates that were near or at maturity to maturity dates ranging from December 1, 2017 through February 10, 2018. In connection with one of the note extensions, the Company issued the lender 2,500 shares of common stock. The issuance date fair value of the common stock of $5,000 has been recorded as a debt discount and is being amortized over the term of the note. Additionally, in connection with one of the extensions, the Company incurred an extension fee in the amount $8,500 which was accreted as interest expense and added to the principal balance of the note. Also, in connection with the note extensions, the Company increased the effective rate at which the notes bear interest from 0% to 8% on dates effective between August 2, 2017 and September 7, 2017. Furthermore, in connection with certain extensions, the Company and the lender agreed to add an aggregate $4,660 of incurred interest to the principal of the respective notes. Also, in connection with the note extensions, the Company added embedded conversion options, pursuant to which each payment of principal and the respective accrued interest is convertible into shares of the Company’s common stock at the election of the lender at any time until the balance has been paid in full at a conversion price equal to 80% of the fair market value of the Company’s stock (subject to reduction to 70% under certain circumstances); however, generally the conversion price shall not be less than $1.00 per share. The embedded conversion options of the notes were determined to be derivative liabilities. The aggregate issuance date value of the embedded conversion options was $252,117, which was recorded as a debt discount and is being amortized over the terms of the respective convertible notes. See Note 11 – Derivative Liabilities for additional details.

During the year ended December 31, 2017, the Company repaid an aggregate principal amount of $69,176 of convertible notes.

During the years ended December 31, 2017 and 2016, the contingently adjustable conversion ratio associated with certain convertible notes was resolved and such notes became convertible during the period. The Company estimated the intrinsic value of the embedded conversion option based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the convertible note. During the years ended December 31, 2017 and 2016, the Company recognized $11,191 and $231,708, respectively, related to the beneficial conversion feature as debt discount which was immediately amortized.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Notes Payable – Continued

Other Notes

Issuances

During the year ended December 31, 2016, the Company issued other notes payable with an aggregate principal amount of $724,500 for aggregate cash consideration of $674,000. The notes issued had maturity dates ranging from September 2016 to April 2017 and interest rates ranging from bearing no interest to 10% per annum, payable at maturity, and the $58,000 difference between the principal amount of the notes and the cash received was recorded as debt discount and is being amortized to interest expense over the terms of the respective notes. In connection with the issuance of the notes, the Company issued five-year, immediately vested warrants to purchase an aggregate of 39,000 shares of common stock at an exercise price of $4.00 per share. The aggregate $61,767 relative fair value of the warrants has been recorded as debt discount and is being amortized over the terms of the respective notes.

During the year ended December 31, 2017, the Company issued lenders other notes in the aggregate principal amount of $1,033,900 for aggregate gross proceeds of $915,000, and the difference of $118,900 has been recorded as an original issue discount and will be amortized over the terms of the respective notes (inclusive of $25,000 of principal of a note payable as discussed above in Note 7 – Notes Payable – Convertible Notes). The other notes bear interest at rates between 0% to 12% per annum payable at maturity. The other notes matured or mature between dates in May 2017 to July 2018. In connection with the issuance of these other notes, the Company issued to certain lenders 22,653 shares of common stock and certain other lenders five-year warrants to purchase an aggregate of 55,000 shares of common stock at an exercise price of $4.00 per share. The aggregate relative fair value of the common stock and warrants of $116,248 was recorded as an original issue discount and is being amortized over the terms of the respective notes.

Exchanges and Other

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

During the year ended December 31, 2016, excluding amounts extended as discussed above, the Company extended notes payable with an aggregate principal balance of $567,063 from various maturity dates within October 2015 to new maturity dates ranging from August 2016 to October 2017. In connection with one of the notes extended, the Company issued a five-year, immediately vested warrant to purchase 30,000 shares at an exercise price of $4.00 per share. The $52,800 relative fair value of the warrant has been recorded as debt discount and is being amortized over the term of the note. Additionally, outstanding warrants to purchase an aggregate of 60,215 shares of common stock with an exercise price of $4.00 and expiration dates ranging from June 2017 to December 2020 had their expiration dates extended to October 2021. In connection with the warrant modifications, the Company recognized $13,120 of deferred debt discount which is being amortized over the term of the extended note.

During the year ended December 31, 2016, excluding amounts repaid as discussed above, the Company repaid an aggregate principal amount of $92,500 of notes payable.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Notes Payable – Continued

Other Notes - Continued

Exchanges and Other - Continued

During the year ended December 31, 2017, the Company and certain lenders agreed to exchange certain other notes with an aggregate principal balance of $203,750 and aggregate accrued interest of $7,114 into an aggregate of 70,205 shares of common stock and immediately vested five-year warrants to purchase an aggregate of 63,205 shares of common stock at an exercise price of $4.00 per share. In addition, in consideration of the exchange by certain lenders, the Company agreed to extend the expiration dates of certain warrants held by the lenders for the purchase of an aggregate of 18,000 shares of common stock of the Company at an exercise price of $4.00 per share, from expiration dates ranging from April 27, 2021 to January 31, 2022 to a new expiration date of February 8, 2022. The common stock, warrants, and warrant modification (which represents the incremental value of the modified warrant as compared to the original warrant value, both valued as of the modification date) had an aggregate exchange date value of $244,414 and, as a result, the Company recorded a loss on extinguishment of notes payable of $33,550.

During the year ended December 31, 2017, the Company and certain lenders agreed to extend other notes with an aggregate principal balance of $984,063, that were near or at maturity, to various dates through October 2018. In consideration of the extensions, the Company issued certain lenders an aggregate 4,300 shares of the Company’s common stock. Also, in connection with the extensions, the Company issued certain lenders five-year, immediately vested warrants to purchase an aggregate of 56,118 shares of the Company’s common stock at exercise prices ranging between $4.00 to $5.00 per share. The aggregate grant date fair value of the common stock and warrants of $96,910 has been recorded as debt discount and is being amortized over the term of the note. Additionally, in connection with one of the extensions, the Company incurred debt issuance costs in the amount $5,000 which was accreted as interest expense and added to the principal balance of the note.

During the year ended December 31, 2017, the Company and a lender agreed to extend other notes with an aggregate principal balance of $637,250 such that the notes also became convertible into shares of the Company’s common stock. See Note 7 – Notes Payable – Convertible Notes for additional details.

During the year ended December 31, 2017, the Company repaid an aggregate principal amount of $201,000 of other notes.

As of December 31, 2017, the holder of a certain other note is entitled to five years of royalty payments associated with cosmetic revenues, as defined in the note, beginning when the Company first earns cosmetic revenues and ranging from 2.0% to 4.0% of cosmetic revenues, depending on the year the cosmetic revenues are earned. Given that the Company has not yet generated any cosmetic revenues, no royalty payments have been earned.

Note 8 – Income Taxes

United States and foreign components of loss before income taxes were as follows:

	For The Years Ended December 31,
	2017	2016
United States	$(9,444,655)	$(8,627,380)
Foreign	-	(8,912)
Loss before income taxes	$(9,444,655)	$(8,636,292)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Income Taxes – Continued

	For The Years Ended
	December 31,
	2017	2016
Deferred Tax Assets:
Net operating loss carryforwards	$2,176,000	$3,495,000
Stock-based compensation	2,873,000	2,868,000
Accruals	48,000	237,000
Research & development tax credits	340,000	192,000
Other	1,000	2,000
Gross deferred tax assets	5,438,000	6,794,000

Deferred Tax Liabilities:
Fixed assets	(34,000)	(97,000)
Intangible assets	(16,000)	(18,000)
Gross deferred tax liabilities	(50,000)	(115,000)

Net deferred tax assets	5,388,000	6,679,000

Valuation allowance	(5,388,000)	(6,679,000)

Deferred tax asset, net of valuation allowance	$-	$-

Changes in valuation allowance	$(1,291,000)	$3,271,520

The income tax provision (benefit) consists of the following:

	For The Years Ended
	December 31,
	2017	2016
Federal:
Current	$-	$-
Deferred	1,385,000	(2,927,149)
State and local:
Current	-	-
Deferred	(94,000)	(344,371)
	1,291,000	(3,271,520)
Change in valuation allowance	(1,291,000)	3,271,520
Income tax provision (benefit)	$-	$-

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Income Taxes – Continued

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For The Years Ended
	December 31,
	2017	2016
Tax benefit at federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(4.0)%	(4.0)%
Permanent differences	(0.0)%	0.4%
Change in tax rates	24.7%	0.0%
Research & development tax credits	(1.6)%	(0.6)%
Impact of Section 382 limits	28.3%	0.0%
True-ups and other	0.3%	0.3%
Change in valuation allowance	(13.7)%	37.9%
Effective income tax rate	0.0%	0.0%

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s history of losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized.

At December 31, 2017 and 2016, the Company had approximately $8,400,000 and $9,200,000, respectively, of federal net operating losses that may be available to offset future taxable income. The usable state net operating losses are not materially different from the federal net operating losses. The net operating loss carry forwards, if not utilized, will expire from 2029 to 2037 for federal purposes. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carry forwards are subject to annual limitations due to several greater than 50% ownership changes. The Section 382 limitations result in approximately $28,200,000 of federal NOLs not being realizable as of December 31, 2017 and the cumulative reversal of approximately $9,600,000 of net operating loss deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and the state of New York (also formerly Florida where the Company filed its final return in 2015), which remain subject to examination by the various taxing authorities beginning with the tax year ended December 31, 2014 (or the tax year ended December 31, 2009 if the Company were to utilize its NOLs). No tax audits were commenced or were in process during the years ended December 31, 2017 and 2016.

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017 making significant changes to the Internal Revenue Code. Changes include but are not limited to (a) the reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017; (b) the transition of U.S. international taxation from a worldwide tax system to a territorial system; and (c) a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The latter two changes are not expected to impact the Company as its Cayman subsidiary generated cumulative losses and was dissolved in March 2017. The change in tax law required the Company to remeasure existing net deferred tax assets using the lower rate in the period of enactment resulting in an income tax expense of approximately $2.3 million which is fully offset by the corresponding tax benefit of $2.3 million from the reduction in the valuation allowance in the year ended December 31, 2017. There were no specific impacts of the Act that could not be reasonably estimated which the Company accounted for under the prior tax law. However, based on a continued analysis of the estimates and further guidance on the application of the law, it is possible that additional revisions may occur throughout the allowable one-year measurement period, as outlined in Staff Accounting Bulletin No. 118.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Commitments and Contingencies

Operating Lease

The Company is a party to a lease for 6,800 square feet of space located in Melville, New York (the “Melville Lease”) with respect to its corporate and laboratory operations. The Melville Lease expires in March 2020 (subject to extension at the option of the Company for a period of five years) and calls for an annual base rental during the initial term ranging between $132,600 and $149,260. The aggregate base rent payable over the lease term will be recognized on a straight-line basis. In connection with the operating lease, the Company paid the landlord a security deposit of $45,900, of which $11,724 was applied as rent payments in 2017.

During the year ended December 31, 2017 and 2016, the Company received a credit of $21,237 and $20,912, respectively, towards its rent payments in connection with a tax rebate received by the landlord. The Company’s rent expense amounted to $115,885 and $124,038 for the years ended December 31, 2017 and 2016, respectively. Rent expense is reflected in general and administrative expenses and research and development expenses in the consolidated statements of operations.

Future minimum payments under this operating lease agreement is as follows:

For the Years Ending
December 31,	Amount
2018	$140,918
2019	148,172
2020	37,315
$326,405

Consulting Agreements

Business Advisory Services

In June 2016, a previously expired agreement for business advisory services was further amended and the agreement was reinstated effective as of July 1, 2016 and provided for an expiration date of December 31, 2016 (the “New Business Advisory Extended Term”). In consideration of services rendered during the New Business Advisory Extended Term, the Company agreed to pay a cash fee of $15,000 per month and the Company granted an immediately vested five-year warrant to purchase 10,000 shares of common stock at an exercise price of $12.00 per share and an immediately vested five-year warrant to purchase 10,000 shares of common stock at an exercise price of $10.00 per share. The aggregate grant date value of the warrants of $74,923 was recognized immediately. In March 2017, the New Business Advisory Extended Term expired and was further amended. Pursuant to the amendment, the agreement was reinstated effective as of January 1, 2017 and provides for an expiration date of December 31, 2017. In consideration of the extension of the term of the consulting agreement, the Company issued to the consultant an immediately vested five-year warrant for the purchase of 25,000 shares of common stock of the Company. See Note 10 – Stockholders’ Deficiency – Stock Warrants for details associated with the issuance of warrants as compensation. Concurrently, the Company entered into an exchange agreement with the consultant pursuant to which $30,000 of accrued consulting fees were exchanged for 10,000 shares of common stock of the Company and, in consideration thereof, the Company issued to the consultant an immediately vested five-year warrant for the purchase of 10,000 shares of common stock of the Company at an exercise price of $4.00 per share. The aggregate value of shares and warrant was $36,300, and accordingly the Company recorded a loss on settlement of payables of $6,300 which is reflected within general and administrative expenses in the consolidated statements of operations. During each of the years ended December 31, 2017 and 2016, the Company recorded cash consulting fee expense of $180,000 related to the business advisory agreement.

See Note 10 – Stockholders’ Deficiency – Warrant and Option Valuation and Note 10 – Stockholders’ Deficiency – Stock Warrants regarding details for the valuation of warrants and the Black-Scholes valuation assumptions.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Commitments and Contingencies – Continued

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business, and as of December 31, 2017, none are expected to materially impact the Company’s financial position.

The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Employment Agreements

Chief Executive Officer

The Company and its Chief Executive Officer (“CEO”) are parties to an employment agreement that expires on December 31, 2019. Pursuant to the employment agreement, as amended, in the event that (a) the CEO’s employment is terminated by the Company without cause, or (b) the CEO terminates his employment for “good reason” (each as defined in the employment agreement), or (c) the term of the CEO’s employment agreement is not extended beyond December 31, 2019 and within three months of such expiration date, his employment is terminated by the Company without “cause” or the CEO terminates his employment for any reason, the CEO would be entitled to receive severance in an amount equal to his then annual base salary and certain benefits, plus $100,000 (in lieu of bonus). Further, in the event that the CEO’s employment is terminated by the Company without cause, or the CEO terminates his employment for “good reason”, following a “change in control” (as defined in the employment agreement), the CEO would be entitled to receive severance in an amount equal to one and one-half times his then annual base salary and certain benefits, plus $300,000 (in lieu of bonus). See Note 12 – Subsequent Events for additional details regarding an amendment of the CEO's employment agreement.

Other

In February 2017 and March 2017, the Company’s Compensation Committee and Board of Directors, respectively, approved the following associated with performance-based cash bonuses for certain of the Company’s officers and current employees: (i) new performance-based cash bonuses payable for the year ending December 31, 2017 such that an aggregate of up to $402,500 could be earned for such year pursuant to the satisfaction of such goals; and (ii) the amendment of the performance-based cash bonuses for the year ended December 31, 2016 such that an aggregate of up to $322,000 could be earned for such year pursuant to the satisfaction of such goals. Also, pursuant to the amendment of the performance-based cash bonuses, the Company’s officers and certain employees’ achievement date of 2016 milestones was extended from January 31, 2017 to July 31, 2017. As of December 31, 2016, the Company accrued approximately $191,000 for 2016 bonus milestones which were achieved and approximately $100,000 for 2016 bonus milestones which were probable to be achieved. As of December 31, 2017, the Company accrued approximately $87,000 for 2016 bonus milestones which were achieved and $0 for 2017 bonus milestones since such milestones were deemed not probable to be achieved.

As of December 31, 2017, two employees other than the CEO have “at-will” employment agreements with the Company that provide for aggregate cash severance payments of $175,000, payable over twelve months, upon involuntary termination.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Deficiency

Authorized Capital

As of December 31, 2017, the Company was authorized to issue 30,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.01 par value. The holders of the Company’s common stock are entitled to one vote per share. Subject to the rights of holders of preferred stock, if any, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Subject to the rights of holders of preferred stock, if any, upon liquidation, dissolution or winding up of the Company, holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution. No preferred stock has been issued through December 31, 2017.

2010 Equity Participation Plan

During the year ended December 31, 2016, the Compensation Committee and the Company’s stockholders, respectively, approved an increase in the number of shares authorized to be issued pursuant to the Company’s 2010 Equity Participation Plan from 2,250,000 to 4,250,000.

Compensatory Common Stock Issuances

During the year ended December 31, 2016, the Company issued an aggregate of 54,901 shares of immediately vested common stock valued at $116,958 to consultants pursuant to consulting agreements for services rendered during the year.

During the year ended December 31, 2016, the Company issued an aggregate of 13,208 shares of common stock valued at $27,553 in satisfaction of previously accrued consulting services.

See Note 6 – Accrued Expenses and Other Current Liabilities for details regarding exchanges of accrued expenses for shares of common stock and warrants to a consultant and certain directors of the Company. See Note 9 – Commitments and Contingencies for details regarding an exchange of accrued consulting fees for shares of common stock and warrants.

During the year ended December 31, 2017, the Company issued 10,000 shares of immediately vested common stock valued at $20,000 to a consultant for services rendered during the year.

Common Stock and Warrant Offerings

During the year ended December 31, 2016, the Company issued an aggregate of 956,833 shares of common stock and warrants to purchase an aggregate of 1,801,177 shares of common stock at exercise prices ranging from $4.00 to $5.00 per share to investors for aggregate gross proceeds of $3,498,338. Of the aggregate warrants issued, warrants to purchase 444,444, 400,000 and 956,733 shares of common stock had terms of 0.7, 1.0 and 5.0 years, respectively. The warrants had an aggregate grant date fair value of $2,054,144.

During the year ended December 31, 2017, the Company issued an aggregate of 361,335 shares of common stock and five-year immediately vested warrants to purchase an aggregate of 371,335 shares of common stock at an exercise price of $4.00 to investors for aggregate gross proceeds of $1,084,000. The warrants had an aggregate grant date fair value of $601,595.

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

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Deficiency - Continued

Warrant and Option Valuation

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at an annual rate ranging from 0% to 5% for options granted during the years ended December 31, 2017 and 2016. The expected term used for warrants and options issued to non-employees is the contractual life and the expected term used for options issued to employees and directors is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Stock Warrants

Warrant Compensation

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

On March 1, 2017, the Company extended a previously expired agreement with a consultant from January 1, 2017 to December 31, 2017. In connection with this extension, the Company issued to the consultant an immediately vested five-year warrant to purchase 25,000 shares of common stock at an exercise price of $4.00 per share. The issuance date fair value of $40,763 was immediately recognized as stock-based compensation expense which is reflected in consulting expense in the consolidated statements of operations. See Note 9 – Commitments and Contingencies – Consulting Agreements for details associated with the issuance of warrants as compensation.

On April 5, 2017, the Company extended a previously expired agreement with a consultant from January 1, 2017 to June 30, 2017. In connection with this extension, the Company issued a five-year immediately vested warrant to purchase 20,000 shares of common stock at an exercise price of $4.50 per share. The warrant grant date fair value of $30,440 was recognized immediately as stock-based compensation expense which is reflected as consulting expense in the consolidated statements of operations.

On July 12, 2017, the Company issued an immediately vested five-year warrant to purchase 25,000 shares of common stock at an exercise price of $4.00 per share to a consultant for services rendered. The warrant grant date fair value of $40,275 was recognized immediately as stock-based compensation expense and is reflected as consulting expense in the consolidated statements of operations.

On November 15, 2017, the Company extended a previously expired agreement with a consultant from October 1, 2017 to May 31, 2018. In connection with this extension, the Company issued a five-year immediately vested warrant to purchase 35,000 shares of common stock at an exercise price of $4.00 per share. The warrant grant date fair value of $56,434 was recognized immediately as stock-based compensation expense which is reflected as consulting expense in the consolidated statements of operations.

The Company recorded stock–based compensation expense of $167,912 and $62,908 during the years ended December 31, 2017 and 2016, respectively, related to stock warrants issued as compensation, which is reflected as consulting expense in the consolidated statements of operations. As of December 31, 2017, there was no unrecognized stock-based compensation expense related to stock warrants.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Deficiency – Continued

Stock Warrants - Continued

Warrant Modifications and Exercises

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

During the year ended December 31, 2017, the Company issued an aggregate of 410,625 shares of common stock pursuant to the exercise of warrants for aggregate gross proceeds of $821,250. The shares were issued pursuant to a warrant repricing program under which the exercise price for certain outstanding and exercisable warrants for the purchase of shares of common stock of the Company was reduced to $2.00 per share (reduced from exercises prices ranging from $4.00 to $30.00 per share). The warrants were exercised over a limited period of time. In connection with the share issuances, the Company issued to the purchasers of such shares additional two-year warrants for the purchase of an aggregate of 102,656 shares of common stock of the Company at an exercise price of $4.00 per share. The Company recognized a warrant modification charge of $6,618 during the year ended December 31, 2017, which represents the incremental value of the modified warrants and additional warrants issued as compared to the original warrants, both valued as of the respective modification dates.

During the year ended December 31, 2017, with respect to a warrant held by an investor, the Company agreed that (i) the conditions to the exercisability of the warrant for tranches to purchase an aggregate of 35,000 shares were eliminated, such that the entire warrant to purchase 50,000 shares of common stock was exercisable, and (ii) the exercise price of the warrant was reduced from an exercise price of $30.00 per share to $3.50 per share. Concurrent with the modification of the warrant, the investor exercised the warrant in full for aggregate gross proceeds to the Company of $175,000. The Company recognized a warrant modification charge of $4,500 during the year ended December 31, 2017, which represents the incremental value of the modified warrants as compared to the original warrants, both valued as of the respective modification dates which is reflected in warrant modification expense in the consolidated statement of operations.

During the year ended December 31, 2017, with respect to warrants held by certain lenders, the Company agreed to extend the expiration dates and reduce the exercise price of certain warrants to purchase an aggregate 53,291 and 1,233,931 shares of the Company’s common stock, respectively. The expiration dates of the warrants were extended from dates ranging between December 31, 2017 through December 29, 2021 to new expiration dates ranging between December 31, 2019 and June 28, 2022. The exercise price of certain warrants was reduced from an exercise price ranging between $4.50 and $10.00 per share to $4.00 per share. The Company recognized a warrant modification charge of $18,962 during the year ended December 31, 2017, which represents the incremental value of the modified warrants as compared to the original warrants, both valued as of the respective modification dates. The charge is reflected in warrant modification expense in the consolidated statements of operations. Of the warrants with the reduced exercise prices to purchase an aggregate 1,233,931 shares of the Company’s common stock, 1,219,444 of the warrants to purchase the Company’s common stock were reduced as consideration of extending the maturity dates of certain related party notes payable and are reflected as debt discount, net of notes payable in the consolidated balance sheet. See Note 7 – Notes Payable – Related Party Notes for details.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Deficiency – Continued

Stock Warrants - Continued

Warrant Activity Summary

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2017	2016
Risk free interest rate	1.74% - 2.07%	0.44% - 2.07%
Contractual term (years)	2.00 - 5.00	0.67 - 5.00
Expected volatility	120% - 132%	124% - 152%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the warrants granted during the years ended December 31, 2017 and 2016 was approximately $1.54 and $1.18 per share, respectively.

See Note 6 – Accrued Expenses and Other Current Liabilities for details regarding exchanges of accrued expenses for shares of common stock and warrants to a consultant and certain directors of the Company. See Note 7 – Notes Payable for details associated with the issuance of warrants in connection with note issuances and the exchange of notes payable. See Note 9 – Commitments and Contingencies – Consulting Agreements for details associated with the issuance of warrants as compensation. See Note 10 – Stockholders’ Deficiency – Common Stock and Warrant Offerings for details associated with the issuance of warrants in connection with common stock and warrant offerings.

A summary of the warrant activity during the year ended December 31, 2017 is presented below:

				Weighted
		Weighted		Average
		Average		Remaining	Aggregate
	Number of	Exercise		Life	Intrinsic
	Warrants	Price		In Years	Value
Outstanding, December 31, 2016	2,953,651	$5.40	[1]
Issued	1,011,598	4.01
Exercised	(460,625)	2.16
Expired	(69,490)	17.19
Outstanding, December 31, 2017	3,435,134	$4.47		2.8	$-

Exercisable, December 31, 2017	3,435,134	$4.47		2.8	$-

[1]	Excludes the impact of a warrant to purchase 35,000 shares of common stock that had an exercise price which was the greater of $30.00 per share or the fair market value of the common stock on the date certain performance criteria are met. Exercisability was subject to satisfaction of certain performance criteria which had not occurred as of December 31, 2016. As discussed above under Warrant Modifications and Exercises, on February 10, 2017, the performance criteria were eliminated and the exercise price was reduced to $3.50 per share in consideration of the full exercise of the warrant by the holder.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Deficiency – Continued

Stock Warrants - Continued

Warrant Activity Summary - Continued

The following table presents information related to stock warrants at December 31, 2017:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$4.00 - $4.99	2,935,892	2.7	2,935,892
$5.00 - $5.99	369,739	3.4	369,739
$6.00 - $7.99	40,000	2.6	40,000
$8.00 - $9.99	2,500	1.9	2,500
$10.00 - $14.99	40,400	2.2	40,400
$15.00 - $19.99	35,435	1.7	35,435
$20.00 - $80.00	11,168	0.6	11,168
	3,435,134	2.8	3,435,134

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2017	2016
Risk free interest rate	1.77% - 1.88%	1.16% - 1.53%
Expected term (years)	5.50 - 6.00	5.50 - 10.00
Expected volatility	120% - 130%	124% - 126%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the stock options granted during the years ended December 31, 2017 and 2016 was approximately $2.75 and $3.24 per share, respectively.

In February 2016, the Company granted a ten-year option to a director to purchase 15,000 shares of the Company’s common stock at an exercise price of $3.70. The shares vest ratably over three years on the issuance date anniversaries. The options had an aggregate grant date value of $52,900 which is being amortized over the vesting period of the option.

In June 2016, the Company issued ten-year options to employees, directors and advisors to purchase an aggregate of 827,000 shares of common stock at an exercise price of $3.73 per share, pursuant to the Plan. The shares vest as follows: (i) 192,333 shares vest immediately, (ii) 384,667 shares vest ratably over two years on the issuance date anniversaries and (iii) 250,000 shares vest ratably over three years on the issuance date anniversaries. The options had an aggregate grant date value of $2,682,800 which is being amortized over the vesting period of the options.

In August 2016, the Company granted a ten-year option to the Chairman of the Company’s Scientific Advisory Board, to purchase 15,000 shares of the Company’s common stock at an exercise price of $3.10. The shares vest ratably over two years on the issuance date anniversaries. The option had a grant date fair value of $41,000 which is being amortized over the vesting period of the option.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Deficiency – Continued

Stock Options - Continued

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

During the year ended December 31, 2017, the Company issued ten-year options to employees, directors, and an advisor of the Company to purchase an aggregate of 1,117,000 shares of common stock at exercise prices ranging between $2.80 to $3.35 per share. The options vest as follows: (i) options for the purchase of 283,336 shares vested immediately, (ii) options for the purchase of 372,338 shares vest on the one-year anniversary of the issuance date, (iii) options for the purchase of 372,332 shares vest on the two-year anniversary of the issuance date and (iv) options for the purchase of 88,994 shares vest on the three-year anniversary of the issuance date. The options had an aggregate grant date value of $3,070,600 which is being amortized over the vesting term of the respective options.

A summary of the option activity during the year ended December 31, 2017 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2016	2,168,950	7.53
Granted	1,117,000	3.23
Forfeited	(163,748)	3.69
Outstanding, December 31, 2017	3,122,202	$4.25	7.9	$490,800

Exercisable, December 31, 2017	1,928,380	$4.73	7.1	$103,668

The following table presents information related to stock options at December 31, 2017:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.00 - $2.99	197,000	-	-
$3.00 - $3.99	1,653,667	8.4	763,842
$4.00 - $4.99	1,194,035	6.3	1,087,038
$5.00 - $5.99	5,000	6.5	5,000
$6.00 - $19.99	37,500	6.0	37,500
$20.00 - $30.00	35,000	4.2	35,000
	3,122,202	7.1	1,928,380

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Deficiency – Continued

Stock Options - Continued

The following table presents information related to stock option expense:

	For the Years Ended		Unrecognized at	Weighted Average Remaining Amortization
	December 31,		December 31,	Period
	2017	2016	2017	(Years)
Consulting	$1,558,392	$880,288	$1,070,059	1.2
Research and development	481,041	492,061	564,486	2.0
General and administrative	1,373,459	1,001,445	848,392	1.4
	$3,412,892	$2,373,794	$2,482,937	1.5

Note 11 – Derivative Liabilities

See Note 7 – Notes Payable – Convertible Notes for additional details associated with the issuance of certain convertible notes payable for which the embedded conversion options and mandatory redemption provisions of warrants were classified as derivative liabilities.

During the year ended December 31, 2017, the Company recorded derivative liabilities in the amount of $80,014 related to warrants issued in connection with certain convertible notes payable. These warrants are redeemable for cash equal to the Black-Scholes value, as defined, at the election of the warrant holder upon a fundamental transaction pursuant to the warrant terms. The Company has estimated the fair value of the warrants granted using the Black-Scholes model using the following assumptions: expected volatility of 130%, risk-free rates between 2.06% and 2.07%, contractual terms of 5 years, and expected dividends of 0%.

During the year ended December 31, 2017, the Company recorded derivative liabilities in the amount of $252,117 related to the embedded conversion options of convertible notes payable. The Company estimated the fair value of the original derivative liabilities using the Multinomial Lattice option pricing model (Level 3 inputs) using the following assumptions: expected volatility ranging between 123% and 133%, risk-free rates between 1.22% and 1.53%, contractual terms ranging 0.12 and 0.91 years, expected dividends of 0%, and the fair value of the Company’s freely tradable common stock as reported on the OTCQB market.

On December 31, 2017, the Company’s inputs to the Multinomial Lattice option pricing model (Level 3 inputs) were as follows: expected volatility of 129%, risk-free rates between 1.28% and 1.39%, contractual terms ranging between 0.00 and 0.11 years, expected dividends of 0%, and the fair value of the Company’s freely tradable common stock as reported on the OTCQB market. The Company recorded a gain on the change in fair value of these derivative liabilities of $107,039 during the year ended December 31, 2017.

During the year ended December 31, 2017, the Company reclassified $9,019 of derivative liabilities to equity in connection with the conversion of convertible notes payable into shares of common stock.

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2017	$-
Issuance of derivative liabilities	332,131
Reclassification of derivative liabilities to equity	(9,019)
Change in fair value of derivative liabilities	(107,039)
Ending balance as of December 31, 2017	$216,073

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Subsequent Events

Notes Payable

Subsequent to December 31, 2017, the Company issued certain lenders convertible notes payable in the aggregate principal amount of $414,000, for aggregate cash proceeds of $396,250. The difference of $17,750 was recorded as a debt discount and will be amortized over the terms of the respective notes. The convertible notes bear interest at rates ranging between 10% to 12% per annum payable at maturity with maturity dates ranging between August 2018 through December 2018. The convertible notes are convertible as follows: (i) $184,000 of aggregate principal and the respective interest is convertible into shares of the Company’s common stock at the election of the respective holder at any time immediately on or after the issue dates until the respective balances have been paid in full, (ii) $175,000 of principal and the respective interest is convertible into shares of the Company’s common stock at the election of the holder after the 180th day following the issue date until the balance has been paid in full, (iii) $55,000 of principal and respective interest is convertible into shares of the Company’s stock at the election of the Company during the five days prior to maturity and ending on the day immediately prior to maturity; however, should the Company elect to convert any portion of the $55,000 of note principal and respective accrued interest, the holder would have the right to accelerate the conversion of the remaining outstanding principal and accrued interest of the note at the same conversion price. The conversion prices of the convertible notes are equal to the greater of (a) a range between 50% to 65% of the fair value of the Company’s stock or (b) $0.75 or $1.00 per share depending on the note. In connection with the issuance of a certain convertible note, the Company issued the lender 12,000 shares of the Company’s common stock. In connection with another convertible note, the Company incurred $25,750 of debt issuance costs. The issuance date fair value of the common stock and debt issuance costs will be recorded as debt discount and will be amortized over the terms of the respective notes.

Subsequent to December 31, 2017, the Company issued a lender a three-month note payable in the principal amount of $58,000, which bears no interest, for cash proceeds of $50,000. The $8,000 difference was recorded as a debt discount and will be amortized over the term of the note. In connection with the issuance of this promissory note, the Company issued the lender 1,500 shares of the Company’s common stock. The issuance date fair value of the common stock will be recorded as debt discount and will be amortized over the term of the note.

Subsequent to December 31, 2017, the Company and certain lenders agreed to exchange certain convertible notes with an aggregate principal balance of $117,917 and aggregate accrued interest of $7,172 for an aggregate of 71,963 shares of the Company’s common stock at prices ranging from $1.58 to $2.11 per share.

Subsequent to December 31, 2017, the Company elected to convert certain convertible notes with an aggregate principal balance of $77,621 and aggregate accrued interest of $5,283 into an aggregate of 39,733 shares of the Company’s common stock at conversion prices ranging from $1.90 to $2.38 per share.

Subsequent to December 31, 2017, the Company and certain lenders agreed to multiple extensions of the maturity dates of notes payable with an aggregate principal balance of $788,982 from maturity dates ranging between December 2017 to March 2018 to new maturity dates ranging from March 2018 to August 2018. In consideration of the extensions, the Company issued certain lenders an aggregate of 19,500 shares of the Company’s common stock. The issuance date fair value of the common stock will be recorded as debt discount and will be amortized over the terms of the respective notes. Also in connection with one of the extensions, the Company increased the effective rate at which the note bears interest, from 0% to 8% per annum, effective February 8, 2018.

Subsequent to December 31, 2017, the Company repaid an aggregate principal amount of $94,583 and $25,000 of convertible and related party notes payable, respectively.

Consulting Agreements

Subsequent to December 31, 2017, the Company extended a previously expired agreement with a consultant from January 1, 2018 to December 31, 2018. In connection with the amendment, the Company issued to the consultant an immediately vested five-year warrant for the purchase of 30,000 shares of the Company’s common stock at an exercise price of $4.00 per share.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Subsequent Events - Continued

Employment Agreements

Subsequent to December 31, 2017, the Company entered into an employment agreement with its new Senior Vice President of Planning and Business Development (the “Senior VP”). Pursuant to the employment agreement, in the event that (a) the Senior VP’s employment is terminated by the Company without cause, or (b) the Senior VP terminates his employment for “good reason” (each as defined in the employment agreement), the Senior VP would be entitled to receive severance in an amount equal to three months of his then annual base salary.

Subsequent to December 31, 2017, the Company’s Compensation Committee approved the extension of the CEO’s employment agreement from March 31, 2018 to December 31, 2019. In connection with the extension, the CEO is entitled to new performance-based cash bonuses payable for the years ending December 31, 2018 and 2019, such that an aggregate of up to 50% of the CEO's then annual base salary per annum could be earned for such year pursuant to the satisfaction of such goals.

Options

Subsequent to December 31, 2017, the Company granted the Senior VP a ten-year option to purchase 500,000 shares of the Company’s common stock at an exercise price of $3.40 per share. The shares vest based upon the achievement of certain performance conditions.

Stock Warrants

Subsequent to December 31, 2017, the Company issued an aggregate of 226,084 shares of the Company’s common stock pursuant to the exercise of warrants for aggregate gross proceeds of $414,168 and in exchange for $38,000 of previously accrued consulting fees. The shares were issued pursuant to a warrant repricing program under which the exercise price for certain outstanding and exercisable warrants for the purchase of shares of common stock of the Company was reduced to $2.00 per share (reduced from exercises prices ranging from $4.00 to $5.00 per share). The warrants were exercised over a limited period of time. In connection with the share issuances, the Company issued to the purchasers of such shares additional two-year warrants for the purchase of an aggregate of 56,521 shares of common stock of the Company at an exercise price of $4.00 per share.

