Form 10-Q
period 2018-03-31
BioRestorative Therapies, Inc.
filed 2018-05-15
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

As of May 11, 2018, there were 6,558,002 shares of common stock outstanding.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
Assets

Current Assets:
Cash	$8,564	$451,680
Accounts receivable	19,000	38,000
Prepaid expenses and other current assets	17,345	30,030

Total Current Assets	44,909	519,710

Property and equipment, net	285,987	327,847
Intangible assets, net	870,226	888,950
Security deposit	22,100	22,100

Total Assets	$1,223,222	$1,758,607

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$2,386,074	$2,454,944
Accrued expenses and other current liabilities	2,061,074	1,885,551
Accrued interest	405,478	329,166
Current portion of notes payable, net of debt discount of $372,328 and $336,229 at March 31, 2018 and December 31, 2017, respectively	3,693,743	3,467,568
Derivative liabilities	277,470	216,073

Total Current Liabilities	8,823,839	8,353,302
Accrued expenses, non-current portion	-	38,000
Accrued interest, non-current portion	5,324	9,591
Notes payable, non-current portion, net of debt discount of $5,788 and $1,256 at March 31, 2018 and December 31, 2017, respectively	84,355	194,282

Total Liabilities	8,913,518	8,595,175

Commitments and contingencies

Stockholders’ Deficiency:
Preferred stock, $0.01 par value; Authorized, 5,000,000 shares; none issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value; Authorized, 30,000,000 shares; Issued and outstanding 6,483,253 and 6,112,473 shares at March 31, 2018 and December 31, 2017, respectively	6,483	6,112
Additional paid-in capital	46,215,334	44,561,773
Accumulated deficit	(53,912,113)	(51,404,453)

Total Stockholders’ Deficiency	(7,690,296)	(6,836,568)

Total Liabilities and Stockholders’ Deficiency	$1,223,222	$1,758,607

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended
	March 31,
	2018	2017

Revenues	$19,000	$7,000

Operating Expenses
Marketing and promotion	41,023	29,070
Consulting	432,930	464,135
Research and development	407,130	805,853
General and administrative	1,368,655	1,197,313

Total Operating Expenses	2,249,738	2,496,371

Loss From Operations	(2,230,738)	(2,489,371)

Other (Expense) Income
Interest expense	(161,259)	(97,801)
Amortization of debt discount	(261,646)	(132,742)
Loss on extinguishment of notes payable, net	(18,837)	(61,340)
Change in fair value of derivative liabilities	164,820	-
Warrant modification expense	-	(4,500)

Total Other Expense	(276,922)	(296,383)

Net Loss	$(2,507,660)	$(2,785,754)

Net Loss Per Share - Basic and Diluted	$(0.39)	$(0.56)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	6,392,819	4,985,297

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders’ Deficiency

For the Three Months Ended March 31, 2018

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2017	6,112,473	$6,112	$44,561,773	$(51,404,453)	$(6,836,568)

Exercise of warrants for purchase of common stock	207,084	207	413,961	-	414,168

Shares and warrants issued in satisfaction of accrued services	19,000	19	37,981	-	38,000

Conversion of notes payable and accrued interest into common stock	39,733	40	82,864	-	82,904

Shares issued in exchange for notes payable and accrued interest	71,963	72	143,854	-	143,926

Shares issued and recorded as debt discount in connection with notes payable issuances or extensions	33,000	33	61,174	-	61,207

Reclassification of derivative liabilities to equity	-	-	9,397	-	9,397

Beneficial conversion features related to convertible notes payable	-	-	21,518	-	21,518

Stock-based compensation: - options and warrants	-	-	882,812	-	882,812

Net loss	-	-	-	(2,507,660)	(2,507,660)

Balance - March 31, 2018	6,483,253	$6,483	$46,215,334	$(53,912,113)	$(7,690,296)

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Three Months Ended
	March 31,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(2,507,660)	$(2,785,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	261,646	132,742
Accretion of interest expense	67,562	41,052
Depreciation and amortization	60,584	64,293
Stock-based compensation	882,812	955,393
Loss on extinguishment of note payables, net	18,837	61,340
Loss on settlement of payables	-	98,704
Change in fair value of derivative liabilities	(164,820)	-
Warrant modification expense	-	4,500
Changes in operating assets and liabilities:
Accounts receivable	19,000	(1,000)
Prepaid expenses and other current assets	12,685	13,212
Accounts payable	(68,870)	15,032
Accrued interest, expenses and other current liabilities	260,023	181,521

Total Adjustments	1,349,459	1,566,789

Net Cash Used In Operating Activities	(1,158,201)	(1,218,965)

Cash Flows From Financing Activities
Proceeds from notes payable	420,500	200,000
Repayments of notes payable	(119,583)	(74,000)
Advances from an officer	-	30,015
Repayments of advances from an officer and a director	-	(45,015)
Proceeds from exercise of warrants	414,168	175,000
Sales of common stock and warrants for cash	-	910,000

Net Cash Provided By Financing Activities	715,085	1,196,000

Net Decrease In Cash	(443,116)	(22,965)

Cash - Beginning	451,680	31,822

Cash - Ending	$8,564	$8,857

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Statements of Cash Flows – Continued

(unaudited)

	For The Three Months Ended
	March 31,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$9,198	$11,000

Non-cash investing and financing activities:
Warrant modifications	$-	$4,500
Shares issue and recorded as debt discount in connection with notes payable	$61,207	$33,620
Shares issued in exchange for notes payable and accrued interest	$143,926	$348,742
Conversion of notes payable and accrued interest into common stock	$82,904	$68,411
Shares and wrrants issued in satisfaction of accrued consulting and director services	$38,000	$568,704
Bifurcated embedded conversion options recorded as debt discount	$235,614	$-
Reclassification of derivative liabilities to equity	$9,397	$-
Beneficial conversion features set up as debt discount	$21,518	$-

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2018 and for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2017 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on April 2, 2018.

Note 2 – Going Concern and Management’s Plans

As of March 31, 2018, the Company had a working capital deficiency and a stockholders’ deficiency of $8,778,930 and $7,690,296, respectively. During the three months ended March 31, 2018, the Company incurred a net loss of $2,507,660. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the filing date of this report.

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

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Going Concern and Management’s Plans – Continued

Subsequent to March 31, 2018, the Company has received aggregate equity and debt financings with gross proceeds of $25,000 and $545,250, respectively, debt (inclusive of accrued interest) of $96,100 has been converted into or exchanged for common stock, $5,000 of debt has been repaid, and the due date for the repayment of $730,564 of debt has been extended to dates between June 2018 and December 2018. As a result, the Company expects to have the cash required to fund its operations through May 2018 while it continues to apply efforts to raise additional capital. While there can be no assurance that it will be successful, the Company is in negotiations to raise additional capital. As of the filing date of this report, the Company has a note payable with a principal balance of $250,000 which is past due. The Company is currently in the process of negotiating an extension with respect to this note though there can be no assurance that the Company will be successful. See Note 9 – Subsequent Events for additional details.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of Stem Pearls. All significant intercompany transactions have been eliminated in the consolidation.

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

Concentrations

One license and the related royalties comprised all of the Company’s revenue during the three months ended March 31, 2018 and 2017. See “Revenue Recognition” below.

Revenue Recognition

The Company recognizes sublicensing and royalty revenue when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) the service is completed without further obligation, (iii) the sales price to the customer is fixed or determinable, and (iv) collectability is reasonably assured. In January 2012, the Company and a stem cell treatment company (“SCTC”) entered into a license agreement pursuant to which the SCTC granted to the Company a license to use certain intellectual property related to, among other things, stem cell disc procedures. Pursuant to the license agreement, the Company granted to the SCTC a non-exclusive sublicense to use certain of the licensed intellectual property in one location outside the United States. Pursuant to an amendment to the license agreement, effective November 30, 2015, the Company granted to the SCTC a non-exclusive sublicense to use, and the right to sublicense to third parties the right to use, in certain locations in the United States, certain of the licensed intellectual property. In consideration of the sublicenses, the SCTC has agreed to pay the Company royalties on a per disc procedure basis. During the three months ended March 31, 2018 and 2017, the Company recognized $19,000 and $7,000, respectively, of revenue related to the Company’s sublicenses.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2018	2017
Options	3,615,369	2,168,950
Warrants	3,311,005	3,513,956
Convertible notes	864,998	136,360
Total potentially dilutive shares	7,791,372	5,819,266

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

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, “Compensation—Stock Compensation (Topic 718)” (“ASU 2017-09”). ASU 2017-09 provides clarity on the accounting for modifications of stock-based awards. ASU 2017-09 requires adoption on a prospective basis in the annual and interim periods within those annual periods, beginning after December 15, 2017, for share-based payment awards modified on or after the adoption date. The adoption of this standard did not have a material impact on the Company’s financial statement disclosures.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	March 31, 2018	December 31, 2017
Credit card payable	$1,010	$1,010
Accrued payroll	398,134	349,163
Accrued research and development expenses	556,175	636,175
Accrued general and administrative expenses	727,039	604,308
Accrued director compensation	332,500	282,500
Deferred rent	46,216	50,395
Total accrued expenses	2,061,074	1,923,551
Less: accrued expenses, current portion	2,061,074	1,885,551
Accrued expenses, non-current portion	$-	$38,000

See Note 6 - Commitments and Contingencies for additional details regarding the exchange of accrued consulting fees for common stock and a warrant.

Note 5 – Notes Payable

A summary of the notes payable activity during the three months ended March 31, 2018 is presented below:

	Related Party	Convertible	Other	Debt
	Notes	Notes	Notes	Discount	Total
Outstanding, December 31, 2017	$715,000	$2,029,870 [1]	$1,254,465	$(337,485)	$3,661,850
Issuances	-	414,000	58,000	-	472,000
Exchanges for equity	-	(117,917)	-	-	(117,917)
Conversions to equity	-	(77,621)	-	-	(77,621)
Repayments	(25,000)	(94,583)	-	-	(119,583)
Recognition of debt discount	-	-	-	(369,839)	(369,839)
Accretion of interest expense	-	-	-	67,562	67,562
Amortization of debt discount	-	-	-	261,646	261,646
Outstanding, March 31, 2018	$690,000	$2,153,749 [1]	$1,312,465	$(378,116)	$3,778,098

[1]	As of March 31, 2018 and December 31, 2017, a designated portion of convertible notes with an aggregate principal balance of $1,923,749 and $1,777,788, respectively, was convertible into shares of common stock at the election of the holder any time immediately until the balance has been paid in full. As of March 31, 2018 and December 31, 2017, a designated portion of convertible notes with an aggregate principal balance of $55,000 and $252,082, respectively, was convertible into shares of common stock at the election of the Company near maturity. In the event the Company exercised or exercises that conversion right on a designated portion of such principal balance, the holder had or has the right to accelerate the conversion of up to $36,667 and $196,666 of principal into shares of common stock at March 31, 2018 and December 31, 2017, respectively, at the same conversion price. As of March 31, 2018, a designated portion of convertible notes with a principal balance of $175,000 is convertible into shares of the Company’s common stock at the election of the holder after the 180th day following the issue date until the balance has been paid in full.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable – Continued

Related Party Notes

As of March 31, 2018 and December 31, 2017, related party notes consisted of notes payable issued to certain directors of the Company and the Tuxis Trust (the “Trust”). A director and principal shareholder of the Company serves as a trustee of Trust, which was established for the benefit of his immediate family.

During the three months ended March 31, 2018, the Company partially repaid a certain related party note in the principal amount of $25,000.

Convertible Notes and Other Notes

Issuances

During the three months ended March 31, 2018, the Company issued a lender a three-month note payable in the principal amount of $58,000, which bears no interest, for cash proceeds of $50,000. The $8,000 difference was recorded as a debt discount and is being amortized over the term of the note. In connection with the issuance of this promissory note, the Company issued the lender 1,500 shares of the Company’s common stock. The issuance date fair value of the common stock of $2,852 was recorded as debt discount and is being amortized over the term of the note.

During the three months ended March 31, 2018, the Company issued certain lenders convertible notes payable in the aggregate principal amount of $414,000, for aggregate cash proceeds of $396,250. The difference of $17,750 was recorded as a debt discount and will be amortized over the terms of the respective notes. The convertible notes bear interest at rates ranging between 10% to 12% per annum payable at maturity with maturity dates ranging between August 2018 through December 2018. The convertible notes are convertible as follows: (i) $184,000 of aggregate principal and the respective interest is convertible into shares of the Company’s common stock at the election of the respective holder at any time immediately on or after the issue dates until the respective balances have been paid in full, (ii) $175,000 of principal and the respective interest is convertible into shares of the Company’s common stock at the election of the holder after the 180th day following the issue date until the balance has been paid in full, and (iii) $55,000 of principal and respective interest is convertible into shares of the Company’s stock at the election of the Company during the five days prior to maturity and ending on the day immediately prior to maturity; however, should the Company elect to convert any portion of the $55,000 of note principal and respective accrued interest, the holder would have the right to accelerate the conversion of the remaining outstanding principal and accrued interest of the note at the same conversion price. The conversion prices of the convertible notes are equal to the greater of (a) a range between 50% to 65% of the fair value of the Company’s stock or (b) $0.75 or $1.00 per share depending on the note. In connection with the issuance of a certain convertible note, the Company issued the lender 12,000 shares of the Company’s common stock and the relative fair value of $19,355 was recorded as debt discount and is being amortized over the term of the note. In connection with another convertible note, the Company incurred $25,750 of debt issuance costs which was recorded as debt discount and is being amortized over the term of the note. See below within Note 5 – Notes Payable – Conversions, Exchanges and Other and Note 8 – Derivative Liabilities for additional details regarding the embedded conversion options (“ECOs”) of the convertible notes.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable – Continued

Convertible Notes and Other Notes - Continued

Conversions, Exchanges and Other

During the three months ended March 31, 2018, the Company and certain lenders agreed to exchange certain convertible notes with an aggregate principal balance of $117,917 and aggregate accrued interest of $7,172 for an aggregate of 71,963 shares of the Company’s common stock at prices ranging from $1.58 to $2.11 per share. The common stock had an aggregate exchange date value of $143,926 and, as a result, the Company recorded a loss on extinguishment of notes payable of $18,837.

During the three months ended March 31, 2018, the Company elected to convert certain convertible notes with an aggregate principal balance of $77,621 and aggregate accrued interest of $5,283 into an aggregate of 39,733 shares of the Company’s common stock at conversion prices ranging from $1.90 to $2.38 per share.

During the three months ended March 31, 2018, the Company and certain lenders agreed to multiple extensions of the maturity dates of notes payable with an aggregate principal balance of $788,982 from maturity dates ranging between December 2017 to March 2018 to new maturity dates ranging from March 2018 to August 2018. In consideration of the extensions, the Company issued certain lenders an aggregate of 19,500 shares of the Company’s common stock. The aggregate issuance date fair value of the common stock of $39,000 was recorded as debt discount and is being amortized over the term of the respective notes. Additionally, in connection with one of the extensions, the Company increased the effective rate at which the note bears interest, from 0% to 8% per annum, effective February 8, 2018. See below within this Note 5 – Notes Payable – Conversions, Exchanges and Other and Note – 8 Derivative Liabilities for additional details regarding the ECOs of the convertible notes.

During the three months ended March 31, 2018, the Company repaid an aggregate principal amount of $94,583 of convertible notes payable.

During the three months ended March 31, 2018 and 2017, the contingently adjustable conversion ratio associated with certain convertible notes was resolved and such notes became convertible during the period. The Company estimated the intrinsic value of the ECO based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the convertible note. During the three months ended March 31, 2018 and 2017, the Company recognized $21,518 and $0, respectively, related to the beneficial conversion feature as debt discount which was immediately amortized.

During the three months ended March 31, 2018, the Company determined that certain ECOs of issued or extended convertible notes to be derivative liabilities. The aggregate issuance date value of the ECOs was $235,614, which was recorded as a debt discount and is being amortized over the terms of the respective convertible notes. See Note 8 – Derivative Liabilities for additional details.

Note 6 – Commitments and Contingencies

Consulting Agreements

Business Advisory Services

In January 2018, a February 2011 agreement for business advisory services that had expired on December 31, 2017 was further amended. Pursuant to the amendment, the agreement was reinstated effective as of January 1, 2018 and provides for an expiration date of December 31, 2018. In consideration of the extension of the term of the consulting agreement, the Company issued to the consultant an immediately vested five-year warrant for the purchase of 30,000 shares of common stock of the Company at an exercise price of $4.00 per share. The aggregate grant date value of the warrant of $48,192 was recognized immediately as stock-based compensation expense which is reflected as consulting expense in the unaudited condensed consolidated financial statements. Concurrently, the Company and the consultant agreed to exchange $38,000 of accrued consulting fees for 19,000 shares of common stock of the Company and a two-year warrant for the purchase of 4,750 shares of common stock of the Company at an exercise price of $4.00 per share, whose combined value is consistent with the carrying value of the liabilities being satisfied.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Commitments and Contingencies - Continued

Operating Lease

Rent expense amounted to approximately $31,000 and $32,000 for the three months ended March 31, 2018 and 2017, respectively.

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business, and as of March 31, 2018, none are expected to materially impact the Company’s financial position.

The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Employment Agreements

In January 2018, the Company entered into an employment agreement with its new Senior Vice President of Planning and Business Development (the “Senior VP”). Pursuant to the employment agreement, in the event that (a) the Senior VP’s employment is terminated by the Company without “cause”, or (b) the Senior VP terminates his employment for “good reason” (each as defined in the employment agreement), the Senior VP would be entitled to receive severance in an amount equal to three months of his then annual base salary.

In March 2018, the Company and its CEO agreed to an extension of the expiration date of his employment agreement from March 31, 2018 to December 31, 2019. In connection with the extension, the CEO is entitled to new performance-based cash bonuses payable for the years ending December 31, 2018 and 2019, such that an aggregate of up to 50% of the CEO’s then annual base salary per annum could be earned for such year pursuant to the satisfaction of such goals.

As of March 31, 2018 and December 31, 2017, the Company accrued approximately $76,000 and $87,000, respectively, for 2016 bonus milestones which were achieved but remain unpaid. As of March 31, 2018, the Company’s Compensation Committee and Board of Directors had not yet set the performance goals associated with cash bonuses payable to certain officers for the year ended December 31, 2018 and the Company has accrued approximately $96,000 for 2018 bonuses based on management’s best estimates.

Note 7 – Stockholders’ Deficiency

Warrant and Option Valuation

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at an annual rate ranging from 0% to 5% for options granted during the three months ended March 31, 2018 and 2017. The expected term used for warrants and options issued to non-employees is the contractual life and the expected term used for options issued to employees and directors is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Warrants

Warrant Compensation

See Note 6 - Commitments and Contingencies for additional details associated with the issuance of common stock and warrants in connection with a consulting agreement extension.

The Company recorded stock–based compensation expense of $48,192 and $40,763 during the three months ended March 31, 2018 and 2017, respectively, related to stock warrants issued as compensation, which is reflected as consulting expense in the unaudited condensed consolidated statements of operations. As of March 31, 2018, there was no unrecognized stock-based compensation expense related to stock warrants.

Warrant Modifications and Exercises

During the three months ended March 31, 2018, the Company issued an aggregate of 207,084 shares of the Company’s common stock pursuant to the exercise of warrants for aggregate gross proceeds of $414,168. The shares were issued pursuant to a warrant repricing program under which the exercise price for certain outstanding and exercisable warrants for the purchase of shares of common stock of the Company was reduced to $2.00 per share (reduced from exercises prices ranging from $4.00 to $5.00 per share). The warrants were exercised over a limited period of time. In connection with the share issuances, the Company issued to the purchasers of such shares additional two-year warrants for the purchase of an aggregate of 51,771 shares of common stock of the Company at an exercise price of $4.00 per share. The Company did not recognize a warrant modification charge as there was no incremental value of the modified warrants and additional warrants issued as compared to the original warrants, both valued as of the respective modification dates.

Warrant Activity Summary

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following assumptions:

	For the Three Months Ended
	March 31,
	2018	2017
Risk free interest rate	1.92% - 2.29%	2.14% - 2.33%
Contractual term (years)	1.98 - 5.00	5.00
Expected volatility	128% - 129%	132%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the warrants granted during the three months ended March 31, 2018 and 2017 was approximately $1.22 and $1.63 per share, respectively.

A summary of the warrant activity during the three months ended March 31, 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2017	3,435,134	$4.47
Issued	86,521	4.00
Exercised	(207,084)	2.00
Expired	(3,566)	42.61
Outstanding, March 31, 2018	3,311,005	$4.39	2.5	$-

Exercisable, March 31, 2018	3,311,005	$4.39	2.5	$-

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Warrants - Continued

Warrant Activity Summary - Continued

The following table presents information related to stock warrants at March 31, 2018:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$4.00 - $4.99	2,989,079	2.5	2,989,079
$5.00 - $5.99	195,989	3.2	195,989
$6.00 - $7.99	40,000	2.3	40,000
$8.00 - $9.99	2,500	1.7	2,500
$10.00 - $14.99	40,400	2.0	40,400
$15.00 - $19.99	35,435	1.4	35,435
$20.00 - $60.00	7,602	0.5	7,602
	3,311,005	2.5	3,311,005

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Three Months Ended
	March 31,
	2018	2017
Risk free interest rate	2.44%-2.45%	N/A
Expected term (years)	5.47-9.69	N/A
Expected volatility	129%	N/A
Expected dividends	0.00%	N/A

The weighted average estimated fair value of the stock options granted during the three months ended March 31, 2018 was approximately $2.99. There were no stock options granted during the three months ended March 31, 2017.

In January 2018, the Company granted a ten-year option to a consultant of the Company to purchase 10,000 shares of the Company’s common stock at an exercise price of $3.20 per share. The shares vest ratably over three years on the issuance date anniversaries. The option had an aggregate grant date value of $33,700. During the three months ended March 31, 2018, the option was forfeited in connection with the consultant’s termination and accordingly, no expense related to the option was recognized.

In January 2018, the Company granted the Senior VP a ten-year option to purchase 500,000 shares of the Company’s common stock at an exercise price of $3.40 per share. The shares vest based upon the achievement of a certain performance condition. As of March 31, 2018, the achievement of such performance condition is deemed probable to occur and the aggregate grant date value of the option of $1,491,300 is being amortized over the expected vesting period of the option.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options - Continued

A summary of the option activity during the three months ended March 31, 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2017	3,122,202	$4.25
Granted	510,000	3.40
Forfeited	(16,833)	3.41
Outstanding, March 31, 2018	3,615,369	$4.13	7.9	$74,730

Exercisable, March 31, 2018	1,933,380	$4.73	6.8	$600

The following table presents information related to stock options at March 31, 2018:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.00 - $2.99	193,500	-	-
$3.00 - $3.99	2,153,667	8.2	768,842
$4.00 - $4.99	1,190,702	6.0	1,087,038
$5.00 - $5.99	5,000	6.2	5,000
$6.00 - $19.99	37,500	5.8	37,500
$20.00 - $30.00	35,000	4.0	35,000
	3,615,369	6.8	1,933,380

The following table presents information related to stock option expense:

				Weighted
				Average
				Remaining
	For the Three Months Ended		Unrecognized at	Amortization
	March 31,		March 31,	Period
	2018	2017	2018	(Years)
Consulting	$264,227	$268,614	$805,832	1.1
Research and development	75,845	258,416	464,815	1.9
General and administrative	494,548	387,600	1,819,369	0.9
	$834,620	$914,630	$3,090,016	1.1

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Derivative Liabilities

During the three months ended March 31, 2018, the Company recorded derivative liabilities in the aggregate amount of $235,614 related to the ECOs of certain convertible notes payable. The Company estimated the fair value of the original derivative liabilities using the Multinomial Lattice option pricing model (Level 3 inputs) including the fair value of the Company’s freely tradable common stock as reported on the OTCQB market. See Note 5 – Notes Payable – Convertible Notes and Other Notes for additional details.

On March 31, 2018, the Company recomputed the fair value of ECOs recorded as derivative liabilities to be $214,221. The Company estimated the fair value of the original derivative liabilities using the Multinomial Lattice option pricing model (Level 3 inputs) including the fair value of the Company’s freely tradable common stock as reported on the OTCQB market. The Company recorded a gain on the change in fair value of these derivative liabilities of $148,054 during the three months ended March 31, 2018.

On March 31, 2018, the Company recomputed the fair value of the derivative liabilities related to outstanding warrants to be $63,249. These warrants are redeemable for cash equal to the Black-Scholes value, as defined, at the election of the warrant holder upon a fundamental transaction pursuant to the warrant terms. The Company has estimated the fair value of the warrants at March 31, 2018 using the Black-Scholes model using the following assumptions: expected volatility of 100%, risk-free rates of 2.56%, contractual terms ranging between 4.57 and 4.66 years, and expected dividends of 0%. The Company recorded a gain on the change in fair value of these derivative liabilities of $16,765 during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Company reclassified an aggregate of $9,397 of derivative liabilities to equity in connection with repayments and conversions of certain convertible notes payable into shares of the Company’s common stock. See Note 5 – Notes Payable – Convertible Notes and Other Notes for additional details.

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2018	$216,073
Issuance of derivative liabilities	235,614
Reclassification of derivative liabilities to equity	(9,397)
Change in fair value of derivative liabilities	(164,820)
Ending balance as of March 31, 2018	$277,470

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Subsequent Events

Common Stock and Warrant Offering

Subsequent to March 31, 2018, the Company issued 10,000 shares of common stock of the Company and a five-year immediately vested warrant to purchase 10,000 shares of common stock of the Company at an exercise price of $3.50 per share to an investor for gross proceeds of $25,000.

Notes Payable

Subsequent to March 31, 2018, the Company issued certain lenders convertible notes payable in the aggregate principal amount of $602,500 for aggregate cash proceeds of $545,250. The difference of $57,250 was recorded as a debt discount and is being amortized over the term of the respective notes. The convertible notes bear interest at a rate of 12% per annum payable at maturity with maturity dates ranging between October 2018 to April 2019. The principal amount of convertible notes and the respective interest are convertible into shares of the Company’s common stock at the election of the holders after the 180th day following the respective issuance dates until the balance has been paid in full, at a price equal to the lower of (a) the closing sale price of the Company’s common stock on the trading day immediately preceding the closing date, as defined, or (b) 58% of the lowest closing sale price of the Company’s common stock on the principal market on which such stock trades during the ten consecutive trading days including and immediately preceding the conversion date. In the event that the Company prepays any of the notes during the first ninety-day period following the issue date, the respective holder is entitled to receive a prepayment premium of up to 25%, depending on the note, on the then outstanding principal balance including accrued interest. In the event that the Company prepays any of the notes during the second ninety-day period following the issue date, the respective holder is entitled to receive a prepayment premium of up to 35%, depending on the note, on the then outstanding principal balance including accrued interest. In connection with certain note issuances, the respective holder may demand in writing, prepayment of the note in cash in an amount equal to 135% of the then outstanding principal and balance and accrued interest during the period between 150 days to 179 days following the respective issuance date. In connection with certain note issuances, piggyback registration rights were granted to the lenders. Additionally, in connection with other certain note issuances the Company issued the lenders an aggregate of 8,000 shares of the Company’s common stock. Furthermore, in connection with a certain note issuance, the Company incurred $5,000 of debt issuance costs. The issuance date fair value of the common stock and the debt issuance costs will be recorded as debt discount and will be amortized over the term of the respective notes.

Subsequent to March 31, 2018, the Company elected to convert certain convertible notes with an aggregate principal balance of $40,143 and aggregate accrued interest of $5,957 into an aggregate of 23,416 shares of the Company’s common stock at conversion prices ranging from $1.74 to $2.38.

Subsequent to March 31, 2018, the Company and a certain lender agreed to exchange a certain note payable with a principal balance of $50,000 for 33,333 shares of the Company’s common stock at a price of $1.50 per share.

Subsequent to March 31, 2018, the Company and certain lenders agreed to extend certain notes payable with an aggregate principal balance of $590,564 from maturity dates ranging between June 2015 to October 2018 to new maturity dates ranging between June 2018 to December 2018. In consideration of certain note extensions, the Company and the lender agreed to add an aggregate of $177,283 of incurred interest to the principal of the respective notes.

Subsequent to March 31, 2018, the Company and certain related party lenders agreed to extend certain related party notes payable with an aggregate principal balance of $140,000 from maturity dates ranging between August 2016 to February 2018 to new maturity dates ranging from July 2018 to December 2018. Concurrent with one of the extensions, the Company partially repaid a certain related party note in the principal amount of $5,000.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of BioRestorative Therapies, Inc. (together with its subsidiary, “BRT”) for the three months ended March 31, 2018 and 2017 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to BRT. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018.

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

This Quarterly Report on Form 10-Q includes references to our federally registered trademarks, BioRestorative Therapies, BRTX, brtxDISC, ThermoStem and Stem Pearls. This Quarterly Report on Form 10-Q may also include references to trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q appear without the ®, SM or ™ symbols, and copyrighted content appears without the use of the symbol ©, but the absence of use of these symbols does not reflect upon the validity or enforceability of the intellectual property owned by us or third parties.

Overview

We develop therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult (non-embryonic) stem cells. We are currently pursuing our Disc/Spine Program with our initial therapeutic product being called BRTX-100. In January 2017 we announced that we had submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial using our lead cell therapy candidate, BRTX-100, to investigate the use of the candidate in treating chronic lower back pain due to degenerative disc disease related to protruding/bulging discs. In February 2017, we received such authorization from the FDA. We intend to commence clinical trial related activities during the third or fourth quarter of 2018 (assuming the receipt of necessary funding). We have obtained a license to use technology for adult stem cell treatment of disc and spine conditions, including protruding and bulging lumbar discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the legs and feet. We are also developing our ThermoStem Program. This pre-clinical program involves the use of brown adipose (fat) in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies. A United States patent related to the ThermoStem Program was issued in September 2015, an Australian patent related to the ThermoStem Program was issued in August 2017, and a Japanese patent related to the ThermoStem Program was issued in December 2017.

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

As of March 31, 2018, our accumulated deficit was $53,912,113, our stockholders’ deficiency was $7,690,296 and our working capital deficiency was $8,778,930. We have historically only generated a modest amount of revenue, and our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year. These conditions indicate that there is substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date.

Based upon our working capital deficiency as of March 31, 2018, and our forecast for continued operating losses, we require equity and/or debt financing to continue our operations. As of March 31, 2018, our outstanding debt of $4,156,214, together with interest at rates ranging between 0% and 15% per annum, was due on various dates through December 2018. Subsequent to March 31, 2018, we have received aggregate equity and debt financings with gross proceeds of $25,000 and $545,250, respectively, debt (inclusive of accrued interest) of $96,100 has been converted into or exchanged for common stock, $5,000 of debt has been repaid, and the due date for the repayment of $730,564 of debt has been extended to dates between June 2018 and December 2018. Giving effect to the above actions, we currently have a note payable in the principal amount of $250,000 which is past due. Based upon our working capital deficiency and outstanding debt, we expect to be able to fund our operations through May 2018 while we continue to apply efforts to raise additional capital. We anticipate that we will require approximately $20,000,000 in financing to commence and complete a Phase 2 clinical trial with regard to our Disc/Spine Program. We anticipate that we will require approximately $45,000,000 in further additional funding to complete our clinical trials using BRTX-100 (assuming the receipt of no revenues). We will also require a substantial amount of additional funding if we determine to establish a manufacturing operation with regard to our Disc/Spine Program (as opposed to utilizing a third party manufacturer) and to implement our other programs, including our metabolic ThermoStem Program. No assurance can be given that the anticipated amounts of required funding are correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise.

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

Consolidated Results of Operations

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively:

	For The Three Months Ended
	March 31,
	2018	2017

Revenues	$19,000	$7,000

Operating Expenses
Marketing and promotion	41,023	29,070
Consulting	432,930	464,135
Research and development	407,130	805,853
General and administrative	1,368,655	1,197,313

Total Operating Expenses	2,249,738	2,496,371

Loss From Operations	(2,230,738)	(2,489,371)

Other (Expense) Income
Interest expense	(161,259)	(97,801)
Amortization of debt discount	(261,646)	(132,742)
Loss on extinguishment of notes payable, net	(18,837)	(61,340)
Change in fair value of derivative liabilities	164,820	-
Warrant modification expense	-	(4,500)

Total Other Expense	(276,922)	(296,383)

Net Loss	$(2,507,660)	$(2,785,754)

Revenues

For the three months ended March 31, 2018 and 2017, we generated $19,000 and $7,000, respectively, of royalty revenue in connection with our sublicense agreement.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the three months ended March 31, 2018, marketing and promotion expenses increased by $11,953, or 41%, from $29,070 to $41,023 as compared to the three months ended March 31, 2017. The increase is primarily due to increased travel activity and associated costs.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended March 31, 2018, consulting expenses decreased $31,205, or 7%, from $464,135 to $432,930, as compared to the three months ended March 31, 2017. The decrease is primarily due to the disengagement of certain consultants in 2018 of approximately $26,000 and reduced utilization of a certain medical advisory consultant of approximately $12,000.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; (c) our former President, Disc/Spine Division; and (d) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended March 31, 2018, research and development expenses decreased by $398,723, or 49%, from $805,853 to $407,130, as compared to the three months ended March 31, 2017. The decrease was primarily a result of approximately $203,000 in payroll and payroll-related costs due to the resignation of our former President of the Disc/Spine Division, our former Chief Medical Advisor for Spine Medicine and another employee of our laboratory staff, a decrease of approximately $85,000 of stock-based compensation expense in connection with fewer options outstanding that are being amortized in the period, a decrease of approximately of $98,000 stock-based compensation expense related to a 2017 repricing of options held by employees for which there was no equal in 2018 and a decrease of approximately $12,000 of medical supply expense in connection with a previous stock up of supplies in 2017.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and stock-based compensation to employees (excluding any cash or non-cash compensation of (a) our Vice President of Research and Development; (b) our President, Disc/Spine Division; and (c) our laboratory staff) as well as corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the three months ended March 31, 2018, general and administrative expenses increased by $171,342, or 14%, from $1,197,313 to $1,368,655, as compared to the three months ended March 31, 2017. The increase is primarily due to approximately $306,000 in stock-based compensation to employees and our Senior Vice President, and an increase of approximately $64,000 in payroll and payroll-related costs due to the hire of our Senior Vice President, partially offset by $187,000 of stock-based compensation expense in connection with the repricing of granted options to employees in 2017

We expect that our general and administrative expenses will continue to increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the three months ended March 31, 2018, interest expense increased $63,458, or 65%, as compared to the three months ended March 31, 2017. The increase was due to an increase in interest-bearing short-term borrowings as compared to the three months ended March 31, 2017.

Amortization of debt discount

For the three months ended March 31, 2018, amortization of debt discount increased $128,904, or 97%, as compared to the three months ended March 31, 2017. The increase was primarily due to the timing of the recognition of expense related to the beneficial conversion features of convertible notes and the recognition of the debt discount expense.

Loss on extinguishment of notes payable, net

For the three months ended March 31, 2018, we recorded a loss on extinguishment of notes payable, net, of $18,837, which is associated with investors’ exchanges of debt into equity securities, as compared to a loss on extinguishment of notes payable of $61,340 for the three months ended March 31, 2017.

Change in fair value of derivative liabilities

For the three months ended March 31, 2018, we recorded a gain related to the change in fair value of derivative liabilities of $164,820 due to the decline in time value of embedded conversion options within certain convertible notes payable. There were no embedded conversion options that were classified as derivative liabilities for the three months ended March 31, 2017.

Warrant modification expense

During the three months ended March 31, 2018 and 2017, we recorded expense related to the modification of the exercise prices of certain outstanding warrants of $0 and $4,500, respectively.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	March 31, 2018	December 31, 2017
Cash	$8,564	$451,680

Working Capital Deficiency	$(8,778,930)	$(7,833,592)

Notes Payable (Gross)	$4,156,214	$3,999,335

Availability of Additional Funds

Based upon our working capital deficiency and stockholders’ deficiency of $8,778,930 and $7,690,296, respectively, as of March 31, 2018, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern within the next twelve months from the date of this filing.

As of March 31, 2018, our outstanding debt of $4,156,214, together with interest at rates ranging between 0% and 15% per annum, was due on various dates through December 2018. Subsequent to March 31, 2018, we have received aggregate equity and debt financings with gross proceeds of $25,000 and $545,250, respectively, debt (inclusive of accrued interest) of $96,100 has been converted into or exchanged for common stock, $5,000 of debt has been repaid, and the due date for the repayment of $545,250 of debt has been extended to dates between June 2018 and December 2018. Giving effect to the above actions, we currently have a note payable in the amount of $250,000 which is past due. As of the date of filing, our outstanding debt was as follows:

Principal
Maturity Date	Amount
Past Due	$250,000
QE 6/30/2018	1,674,932
QE 9/30/2018	575,907
QE 12/31/2018	1,817,514
QE 3/31/2019	397,500
QE 6/30/2019	125,000
$4,840,853

Based upon our working capital deficiency, outstanding debt and forecast for continued operating losses we expect that the cash we currently have available will fund our operations through May 2018. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes). Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

We may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms. Debt financing may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms.

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

During the three months ended March 31, 2018 and 2017, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the three months ended March 31, 2018 and 2017 in the amounts of $1,158,201 and $1,218,965, respectively. The net cash used in operating activities for the three months ended March 31, 2018 was primarily due to cash used to fund a net loss of $2,507,660, adjusted for non-cash expenses in the aggregate amount of $1,126,621, plus $222,838 of cash generated by changes in the levels of operating assets and liabilities, primarily as a result of increases in accrued interest, expenses and other liabilities, partially offset by a decrease in accounts payable. The net cash used in operating activities for the three months ended March 31, 2017 was primarily due to cash used to fund a net loss of $2,785,754, adjusted for non-cash expenses in the aggregate amount of $1,358,024, plus $208,765 of cash generated by changes in the levels of operating assets and liabilities, primarily as a result of increase in accrued interest, expenses and other liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2018 and 2017 was $715,085 and $1,196,000, respectively. During the three months ended March 31, 2018, $300,917 of net proceeds were from debt financings and $414,168 of proceeds were from equity financings (including proceeds received in connection with the exercise of common stock purchase warrants). During the three months ended March 31, 2017, $111,000 of net proceeds were from debt financings and other borrowings and $1,085,000 of proceeds were from equity financings (including proceeds received in connection with the exercise of common stock purchase warrants).

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2017 filed with the SEC on April 2, 2018. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not applicable. See, however, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 2, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2018, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as transactions by an issuer not involving any public offering or Section 3(a)(9) of the Securities Act as a security exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2016, Quarterly Reports on Form 10-Q for the periods ended March 31, 2017, June 30, 2017 and September 30, 2017 and Current Reports on Form 8-K filed with the Securities and Exchange Commission, and press releases made by us), and we were available to answer questions by prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficiency and for other corporate purposes.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price	Term (Years)	Purchaser(s)	Consideration (1)
1/2/2018 - 1/19/2018	207,084	51,771	$4.00	2	(2)	$414,168	(3)
1/5/18	19,000	4,750	$4.00	2	(4)	$38,000	(5)
1/5/18	13,512	-	$-	-	(2)	$26,212	(6)
1/5/18	-	30,000	$4.00	5	(4)	$48,192	(7)
1/12/2018 - 3/9/2018	19,500	-	$-	-	(2)	$39,000	(8)
1/16/18	12,468	-	$-	-	(2)	$26,308	(6)
1/16/18	6,402	-	$-	-	(2)	$15,000	(9)
1/22/18	13,071	-	$-	-	(2)	$26,404	(9)
2/5/18	13,947	-	$-	-	(2)	$26,500	(9)
2/22/18	12,000	-	$-	-	(2)	$19,355	(10)
2/26/18	6,313	-	$-	-	(2)	$15,000	(9)
3/9/2018 - 3/12/2018	45,983	-	$-	-	(2)	$72,568	(6)
3/15/18	1,500	-	$-	-	(2)	$2,852	(10)

(1)	The value of the non-cash consideration was estimated to be the fair value of our restricted common stock. Since our shares are thinly traded in the open market, the fair value of our equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares.
(2)	Accredited investor.
(3)	Issued in connection with warrant exercises.
(4)	Consultant.
(5)	Issued in satisfaction of accrued consulting services.
(6)	Issued in connection with the exchange of notes payable.
(7)	Issued in consideration of consulting services.
(8)	Issued in connection with notes payable maturity extensions.
(9)	Issued in connection with the conversion of convertible notes payable.
(10)	Issued in connection with issuance of debt.

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

Date: May 15, 2018	BIORESTORATIVE THERAPIES, INC.

	By:	/s/ Mark Weinreb
Mark Weinreb
Chief Executive Officer
(Principal Executive and Financial Officer)

