Form 10-Q
period 2018-06-30
BioRestorative Therapies, Inc.
filed 2018-08-14
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of August 13, 2018, there were 7,252,556 shares of common stock outstanding.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets

Current Assets:
Cash	$3,529	$451,680
Accounts receivable	37,000	38,000
Prepaid expenses and other current assets	35,095	30,030

Total Current Assets	75,624	519,710

Property and equipment, net	256,540	327,847
Intangible assets, net	851,502	888,950
Security deposit	22,100	22,100

Total Assets	$1,205,766	$1,758,607

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$2,277,278	$2,454,944
Accrued expenses and other current liabilities	2,327,512	1,885,551
Accrued interest	339,520	329,166
Current portion of notes payable, net of debt discount of $308,521 and $336,229 at June 30, 2018 and December 31, 2017, respectively	4,426,407	3,467,568
Derivative liabilities	1,277,028	216,073

Total Current Liabilities	10,647,745	8,353,302

Accrued expenses, non-current portion	-	38,000
Accrued interest, non-current portion	18,702	9,591
Notes payable, non-current portion, net of debt discount of $15,956 and $1,256 at June 30, 2018 and December 31, 2017, respectively	407,332	194,282

Total Liabilities	11,073,779	8,595,175

Commitments and contingencies

Stockholders’ Deficiency:
Preferred stock, $0.01 par value; Authorized, 5,000,000 shares; None issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value; Authorized, 30,000,000 shares; Issued and outstanding 6,747,501 and 6,112,473 shares at June 30, 2018 and December 31, 2017, respectively	6,747	6,112
Additional paid-in capital	47,551,776	44,561,773
Accumulated deficit	(57,426,536)	(51,404,453)

Total Stockholders’ Deficiency	(9,868,013)	(6,836,568)

Total Liabilities and Stockholders’ Deficiency	$1,205,766	$1,758,607

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues	$37,000	$20,000	$56,000	$27,000

Operating Expenses
Marketing and promotion	17,531	9,053	58,554	38,123
Consulting	417,954	875,309	850,884	1,339,444
Research and development	372,815	610,725	779,945	1,416,578
General and administrative	1,279,035	1,093,928	2,647,690	2,291,241

Total Operating Expenses	2,087,335	2,589,015	4,337,073	5,085,386

Loss From Operations	(2,050,335)	(2,569,015)	(4,281,073)	(5,058,386)

Other (Expense) Income
Interest expense	(230,383)	(95,403)	(391,642)	(193,204)
Amortization of debt discount	(1,081,982)	(84,167)	(1,343,628)	(216,909)
(Loss) gain on extinguishment of notes payable, net	(44,951)	1,402	(63,788)	(59,938)
Change in fair value of derivative liabilities	(106,772)	-	58,048	-
Warrant modification expense	-	-	-	(4,500)

Total Other Expense	(1,464,088)	(178,168)	(1,741,010)	(474,551)

Net Loss	$(3,514,423)	$(2,747,183)	$(6,022,083)	$(5,532,937)

Net Loss Per Share
- Basic and Diluted	$(0.53)	$(0.51)	$(0.93)	$(1.06)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	6,576,327	5,401,864	6,485,069	5,196,300

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders’ Deficiency

For the Six Months Ended June 30, 2018

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2017	6,112,473	$6,112	$44,561,773	$(51,404,453)	$(6,836,568)

Shares and warrants issued for cash	10,000	10	24,990	-	25,000

Exercise of warrants for purchase of common stock	207,084	207	413,961	-	414,168

Shares and warrants issued in satisfaction of accrued services	19,000	19	37,981	-	38,000

Conversion of notes payable and accrued interest into common stock	27,018	27	52,877	-	52,904

Shares issued in exchange for notes payable and accrued interest	320,926	321	641,271	-	641,592

Shares issued and recorded as debt discount in connection with notes payable issuances or extensions	51,000	51	87,406	-	87,457

Beneficial conversion features related to convertible notes payable	-	-	21,518	-	21,518

Stock-based compensation:
- options and warrants	-	-	1,709,999	-	1,709,999

Net loss	-	-	-	(6,022,083)	(6,022,083)

Balance - June 30, 2018	6,747,501	$6,747	$47,551,776	$(57,426,536)	$(9,868,013)

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Six Months Ended
	June 30,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(6,022,083)	$(5,532,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,343,628	216,909
Accretion of interest expense	333,425	89,364
Depreciation and amortization	121,624	129,486
Stock-based compensation	1,709,999	2,283,111
Loss on extinguishment of note payables, net	63,788	59,938
Loss on settlement of payables	-	98,704
Change in fair value of derivative liabilities	(58,048)	-
Warrant modification expense	-	4,500
Changes in operating assets and liabilities:
Accounts receivable	1,000	(14,000)
Prepaid expenses and other current assets	(5,065)	10,918
Accounts payable	(177,666)	215,555
Accrued interest, expenses and other current liabilities	490,821	453,524

Total Adjustments	3,823,506	3,548,009

Net Cash Used In Operating Activities	(2,198,577)	(1,984,928)

Cash Flows From Investing Activities
Purchases of property and equipment	(12,869)	-

Net Cash Used In Investing Activities	(12,869)	-

Cash Flows From Financing Activities
Proceeds from notes payable	1,473,552	875,000
Repayments of notes payable	(149,425)	(74,003)
Advances from officers and a family member of an officer	32,000	34,015
Repayments of advances from officers, a director and a family member of an officer	(32,000)	(49,015)
Proceeds from exercise of warrants	414,168	175,000
Sales of common stock and warrants for cash	25,000	994,000

Net Cash Provided By Financing Activities	1,763,295	1,954,997

Net Decrease In Cash	(448,151)	(29,931)

Cash - Beginning	451,680	31,822

Cash - Ending	$3,529	$1,891

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Statements of Cash Flows — Continued

(unaudited)

	For The Six Months Ended
	June 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$9,355	$11,000

Non-cash investing and financing activities:
Warrant modifications	$-	$4,500
Shares issued and recorded as debt discount in connection with notes payable	$87,457	$125,017
Shares issued in exchange for notes payable and accrued interest	$641,592	$421,302
Conversion of notes payable and accrued interest into common stock	$52,904	$246,134
Shares and warrants issued in satisfaction of accrued consulting and director services	$38,000	$568,704
Bifurcated embedded conversion options recorded as debt discount	$1,233,410	$-
Beneficial conversion features set up as debt discount	$21,518	$407
Extinguishments of bifurcated embedded conversion options	$114,407	$-

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Business Organization and Nature of Operations

BioRestorative Therapies, Inc. has one wholly-owned subsidiary, Stem Pearls, LLC (“Stem Pearls”). BioRestorative Therapies, Inc. and its subsidiary are referred to collectively as “BRT” or the “Company” (See Note 3 – Summary of Significant Accounting Policies – Principles of Consolidation). BRT develops therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells. BRT’s website is at www.biorestorative.com. BRT is currently developing a Disc/Spine Program referred to as “brtxDISC”. Its lead cell therapy candidate, BRTX-100, is a product formulated from autologous (or a person’s own) cultured mesenchymal stem cells collected from the patient’s bone marrow. The product is intended to be used for the non-surgical treatment of painful lumbosacral disc disorders. BRT is also engaging in research efforts with respect to a platform technology utilizing brown adipose (fat) for therapeutic purposes to treat type 2 diabetes, obesity and other metabolic disorders and has labeled this initiative its ThermoStem Program. Further, BRT has licensed a patented curved needle device that is a needle system designed to deliver cells and/or other therapeutic products or material to the spine and discs or other potential sites.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2017 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on April 2, 2018.

Note 2 – Going Concern and Management’s Plans

As of June 30, 2018, the Company had a working capital deficiency and a stockholders’ deficiency of $10,572,121 and $9,868,013, respectively. During the three and six months ended June 30, 2018, the Company incurred net losses of $3,514,423 and $6,022,083, respectively. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the filing date of this report.

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

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Going Concern and Management’s Plans – Continued

Subsequent to June 30, 2018, the Company has received aggregate equity financings and debt financings of $150,000 and $210,765, respectively, debt (inclusive of accrued interest) of $448,220 has been exchanged for common stock, $25,000 of debt (inclusive of accrued interest) has been repaid, and the due date for the repayment of $908,113 of debt has been extended to dates between August 2018 and January 2019. As a result, the Company expects to have the cash required to fund its operations through September 2018 while it continues to apply efforts to raise additional capital. While there can be no assurance that it will be successful, the Company is in negotiations to raise additional capital. As of the filing date of this report, the Company has notes payable with an aggregate principal balance of $1,232,295 which are past due. The Company is currently in the process of negotiating an extension with respect to this note though there can be no assurance that the Company will be successful. See Note 9 – Subsequent Events for additional details.

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

Concentrations

One license and the related royalties comprised all of the Company’s revenue during the three and six months ended June 30, 2018 and 2017. See “Revenue Recognition” below.

Revenue Recognition

The Company recognizes sublicensing and royalty revenue when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) the service is completed without further obligation, (iii) the sales price to the customer is fixed or determinable, and (iv) collectability is reasonably assured. In January 2012, the Company and a stem cell treatment company (“SCTC”) entered into a license agreement pursuant to which the SCTC granted to the Company a license to use certain intellectual property related to, among other things, stem cell disc procedures. Pursuant to the license agreement, the Company granted to the SCTC a non-exclusive sublicense to use certain of the licensed intellectual property in one location outside the United States. Pursuant to an amendment to the license agreement, effective November 30, 2015, the Company granted to the SCTC a non-exclusive sublicense to use, and the right to sublicense to third parties the right to use, in certain locations in the United States, certain of the licensed intellectual property. In consideration of the sublicenses, the SCTC has agreed to pay the Company royalties on a per disc procedure basis. During the three and six months ended June 30, 2018, the Company recognized $37,000 and $56,000, respectively, of revenue related to the Company’s sublicenses. During the three and six months ended June 30, 2017, the Company recognized $20,000 and $27,000, respectively, of revenue related to the Company’s sublicenses.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2018		2017
Options	3,615,119		3,018,700
Warrants	3,318,403		3,592,831
Convertible notes	2,713,717	[1]	276,943
Total potentially dilutive shares	9,647,239		6,888,474

[1]	As of June 30, 2018, many of the convertible notes had variable conversion prices and the shares were estimated based on market conditions. Pursuant to the note agreements, there were 15,771,133 shares of common stock reserved for future note conversions.

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

Derivative Financial Instruments

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 of the Financial Accounting Standards Board (“FASB”) ASC. The accounting treatment of derivative financial instruments requires that the Company record the conversion options and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. Conversion options are recorded as a discount to the host instrument and are amortized as interest expense over the life of the underlying instrument. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Multinomial Lattice Model and Black-Scholes Model were used to estimate the fair value of the embedded conversion options (“ECOs”) of convertible notes payable and the warrants that are classified as derivative liabilities on the unaudited condensed consolidated balance sheets. The models include subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the instruments.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies – Continued

Sequencing Policy

Under ASC 815-40-35, the Company has adopted a sequencing policy whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuance of securities to the Company’s employees or directors are not subject to the sequencing policy.

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

Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation—Stock Compensation (Topic 718)” (“ASU 2017-09”). ASU 2017-09 provides clarity on the accounting for modifications of stock-based awards. ASU 2017-09 requires adoption on a prospective basis in the annual and interim periods within those annual periods, beginning after December 15, 2017, for share-based payment awards modified on or after the adoption date. The adoption of this standard did not have a material impact on the Company’s financial statement disclosures.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718),” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. ASU 2018-07 expands the scope of Topic 718, Compensation — Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity — Equity-Based Payments to Nonemployees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is currently evaluating ASU 2018-07 and its impact on the unaudited condensed consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). These amendments provide clarifications and corrections to certain ASC subtopics including the following: Income Statement - Reporting Comprehensive Income – Overall (Topic 220-10), Debt - Modifications and Extinguishments (Topic 470-50), Distinguishing Liabilities from Equity – Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740), Business Combinations - Income Taxes (Topic 805-740), Derivatives and Hedging – Overall (Topic 815-10), and Fair Value Measurement – Overall (Topic 820-10). The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. The Company is currently evaluating and assessing the impact this guidance will have on its unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies – Continued

Recently Issued Accounting Pronouncements - Continued

In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”). The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. The Company is currently assessing the impact this guidance will have on its unaudited condensed consolidated financial statements

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	June 30,	December 31,
	2018	2017
Accrued payroll and other accrued expenses	$476,724	$350,173
Accrued research and development expenses	603,675	636,175
Accrued general and administrative expenses	823,630	604,308
Accrued director compensation	382,500	282,500
Deferred rent	40,983	50,395
Total accrued expenses	2,327,512	1,923,551
Less: accrued expenses, current portion	2,327,512	1,885,551
Accrued expenses, non-current portion	$-	$38,000

See Note 6 - Commitments and Contingencies for additional details regarding the exchange of accrued consulting fees for common stock and a warrant.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable

A summary of the notes payable activity during the six months ended June 30, 2018 is presented below:

	Related Party	Convertible		Other		Debt
	Notes	Notes		Notes		Discount	Total
Outstanding, December 31, 2017	$845,000	$2,029,870	[1]	$1,124,465		$(337,485)	$3,661,850
Issuances	-	1,566,500		58,000		-	1,624,500
Exchanges for equity	-	(322,477)		(121,000)		-	(443,477)
Conversions to equity	-	(50,000)		-		-	(50,000)
Repayments	(30,000)	(119,425)		-		-	(149,425)
Recognition of debt discount	-	-		-		(1,493,336)	(1,493,336)
Accretion of interest expense	-	-		177,283		156,142	333,425
Amortization of debt discount	-	-		-		1,343,628	1,343,628
Extinguishment of debt discount	-	-		-		6,574	6,574
Outstanding, June 30, 2018	$815,000	$3,104,468	[1][2]	$1,238,748	[3]	$(324,477)	$4,833,739

[1]	As of June 30, 2018 and December 31, 2017, a designated portion of convertible notes with an aggregate principal balance of $2,086,968 and $1,777,788, respectively, was currently convertible into shares of common stock at the election of the holder any time immediately until the balance has been paid in full. As of June 30, 2018 and December 31, 2017, a designated portion of convertible notes with an aggregate principal balance of $55,000 and $252,082, respectively, was convertible into shares of common stock at the election of the Company near maturity. In the event the Company exercised or exercises that conversion right on a designated portion of such principal balance, the holder had or has the right to accelerate the conversion of up to $36,667 and $196,666 of principal into shares of common stock at June 30, 2018 and December 31, 2017, respectively, at the same conversion price. As of June 30, 2018, a designated portion of convertible notes with an aggregate principal balance of $962,500 is convertible into shares of the Company’s common stock at the election of the respective holder after the 180th day (which had not occurred as of June 30, 2018) following the respective issue date until the balance has been paid in full.

[2]	As of June 30, 2018, outstanding convertible notes in the aggregate principal amount of $855,000 were past maturity.

[3]	As of June 30, 2018, an outstanding note payable in the principal amount of $250,000 was past maturity.

Related Party Notes

As of June 30, 2018 and December 31, 2017, related party notes consisted of notes payable issued to certain directors of the Company, family members of an officer of the Company, and the Tuxis Trust (the “Trust”). A director and principal shareholder of the Company serves as a trustee of Trust, which was established for the benefit of his immediate family.

During the six months ended June 30, 2018, the Company partially repaid certain related party notes in the aggregate principal amount of $30,000.

During the six months ended June 30, 2018, the Company and certain related parties agreed to extend the maturity dates of notes payable with an aggregate principal balance of $140,000 from maturity dates ranging between August 2016 to February 2018 to new maturity dates ranging from July 2018 to December 2018.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable – Continued

Convertible Notes

Issuances

During the six months ended June 30, 2018, the Company issued certain lenders convertible notes payable in the aggregate principal amount of $1,566,500 for aggregate cash proceeds of $1,429,800. The difference of $136,700 was recorded as a debt discount and will be amortized over the terms of the respective notes. The convertible notes bear interest at rates ranging between 10% to 12% per annum payable at maturity with original maturity dates ranging between August 2018 through June 2019.

The convertible notes are convertible as follows: (i) $549,000 of aggregate principal and the respective interest is convertible into shares of the Company’s common stock at the election of the respective holder at any time immediately on or after the issue dates until the respective balances have been paid in full, (ii) $962,500 of aggregate principal and the respective interest is convertible into shares of the Company’s common stock at the election of the respective holder after the 180th day following the respective issue date until the balance has been paid in full, and (iii) $55,000 of principal and respective interest is convertible into shares of the Company’s stock at the election of the Company during the five days prior to maturity and ending on the day immediately prior to maturity; however, should the Company elect to convert any portion of the $55,000 of note principal and respective accrued interest, the holder would have the right to accelerate the conversion of the remaining outstanding principal and accrued interest of the note at the same conversion price.

The original conversion prices of the convertible notes are equal to (i) a fixed price of $2.00 per share for the first six months following the respective issue date, thereafter, at a conversion price equal to the greater of (a) 58% of the fair value of the Company’s stock or (b) $0.10 per share, until the respective note has been paid in full or (ii) the greater of (a) a range between 50% to 65% of the fair value of the Company’s stock or (b) $0.75 or $1.00 per share, depending on the note.

In connection with the issuance of certain convertible notes, the Company issued the lenders an aggregate of 20,000 shares of the Company’s common stock and the relative fair value of $30,604 was recorded as debt discount and is being amortized over the term of the respective notes. In connection with certain other convertible notes, the Company incurred $6,252 of debt issuance costs which was recorded as debt discount and is being amortized over the term of the respective notes. See below within Note 5 – Notes Payable – Conversions, Exchanges and Other and Note 8 – Derivative Liabilities for additional details regarding the embedded conversion options (“ECOs”) of the convertible notes.

Convertible note issuances in the aggregate principal amount of $137,500 and $1,566,500 have mandatory prepayment terms at the option of the holder (“MPOs”) and/or prepayment premiums, respectively. Convertible notes issued with MPOs permit the respective holder to demand prepayment of the note, in cash, at a premium of 35% of the then outstanding principal and balance and accrued interest during the period between 150 days to 179 days following the respective issuance date. In such event that the Company elects to prepay certain notes during the first ninety-day period following the issue date, the respective holder is entitled to receive a prepayment premium of up to 30%, depending on the note, on the then outstanding principal balance including accrued interest. In the event that the Company prepays any of the notes during the second ninety-day period following the issue date, the respective holder is entitled to receive a prepayment premium of up to 40%, depending on the note, on the then outstanding principal balance including accrued interest.

Convertible note issuances in the aggregate principal amount of $921,500 have most favored nation (“MFN”) provisions, whereby, so long as such respective note is outstanding, upon any issuance by the Company of any security with conversion discounts, conversion lookback periods, floor prices, lookback formulas, and/or prepayment premiums, depending on the note, more favorable to the holder of such security, then at the respective holder’s option, those more favorable terms shall become a part of the transaction documents with the holder. As of June 30, 2018, notes with MFN provisions were convertible using MFN conversion terms equal to conversion prices ranging between 60%-65% of the fair market value of the Company’s stock, as defined, with a conversion floor price of $1.00 per share (that no longer applies under certain market conditions).

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable – Continued

Convertible Notes - Continued

Conversions, Exchanges and Other

During the six months ended June 30, 2018, the Company and certain lenders exchanged certain convertible notes with bifurcated ECOs with an aggregate principal balance of $322,478 and aggregate accrued interest of $25,988 for an aggregate of 216,088 shares of the Company’s common stock at prices ranging from $1.02 to $2.38 per share. The common stock had an aggregate exchange date value of $484,335 and, as a result, the Company recorded a loss on extinguishment of notes payable of $28,036. As a result of the exchanges, an aggregate of $114,407 and $6,574 of the related ECOs and debt discounts were extinguished, respectively. See Note 8 – Derivative Liabilities for additional details.

During the six months ended June 30, 2018, the Company elected to convert certain convertible notes with an aggregate principal balance of $50,000 and aggregate accrued interest of $2,904 into an aggregate of 27,108 shares of the Company’s common stock at conversion prices ranging from $1.90 to $2.02 per share.

During the six months ended June 30, 2018, the Company repaid an aggregate principal amount of $119,425 of convertible notes payable and $9,355 of the respective aggregate accrued interest.

During the six months ended June 30, 2018, the Company and certain lenders agreed to multiple extensions of the maturity dates of notes payable with an aggregate principal balance of $495,618 from maturity dates ranging between December 2017 to June 2018 to new maturity dates ranging from April 2018 to July 2018. In consideration of the extensions, the Company issued a lender 4,500 shares of the Company’s common stock. The issuance date fair value of the common stock of $9,000 was recorded as debt discount and is being amortized over the term of the note. See below within this Note 5 – Notes Payable – Conversions, Exchanges and Other and Note – 8 Derivative Liabilities for additional details regarding the ECOs of the convertible notes.

During the six months ended June 30, 2018, the Company determined that certain ECOs of issued or extended convertible notes were derivative liabilities. The aggregate issuance date value of the bifurcated ECOs was $1,233,410, which was recorded as a debt discount and is being amortized over the terms of the respective convertible notes. See Note 8 – Derivative Liabilities for additional details.

During the six months ended June 30, 2018 and 2017, the contingently adjustable non-bifurcated, embedded conversion options associated with certain convertible notes was resolved and such notes became convertible during the period. The Company estimated the intrinsic value of the ECO based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the adjusted conversion price embedded in the convertible note. During the six months ended June 30, 2018 and 2017, the Company recognized $21,518 and $407, respectively, related to the beneficial conversion feature as debt discount which was immediately amortized.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable – Continued

Other Notes

During the six months ended June 30, 2018, the Company issued a lender a three-month note payable in the principal amount of $58,000, which bears no interest, for cash proceeds of $50,000. The $8,000 difference was recorded as a debt discount and is being amortized over the term of the note. In connection with the issuance of this promissory note, the Company issued the lender 1,500 shares of the Company’s common stock. The issuance date fair value of the common stock of $2,852 was recorded as debt discount and is being amortized over the term of the note.

During the six months ended June 30, 2018, the Company and certain lenders agreed to exchange certain notes with an aggregate principal balance of $121,000 and aggregate accrued interest of $505 for an aggregate of 104,838 shares of the Company’s common stock at prices ranging from $1.00 to $1.50 per share. The common stock had an aggregate exchange date value of $157,257 and, as a result, the Company recorded a loss on extinguishment of notes payable of $35,752.

During the six months ended June 30, 2018, the Company and certain lenders agreed to extensions of the maturity dates of notes payable with an aggregate principal balance of $1,180,747 from maturity dates ranging between December 2017 to October 2018 to new maturity dates ranging from March 2018 to January 2019. In consideration of the extensions, the Company issued certain lenders an aggregate of 25,000 shares of the Company’s common stock. The aggregate issuance date fair value of the common stock of $45,000 was recorded as debt discount and is being amortized over the term of the respective notes. Additionally, in connection with a certain extension, the Company increased the stated rate at which the note bears interest, from 0% to 8% per annum, effective June 2018.

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

Operating Lease

Rent expense amounted to approximately $31,000 and $61,000 for the three and six months ended June 30, 2018, respectively. Rent expense amounted to approximately $31,000 and $63,000 for the three and six months ended June 30, 2017, respectively.

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business, and as of June 30, 2018, none are expected to materially impact the Company’s financial position.

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

In March 2018, the Company and its CEO agreed to an extension of the expiration date of his employment agreement from June 30, 2018 to December 31, 2019. In connection with the extension, the CEO is entitled to new performance-based cash bonuses payable for the years ending December 31, 2018 and 2019, such that an aggregate of up to 50% of the CEO’s then annual base salary per annum could be earned for such year pursuant to the satisfaction of such goals.

As of June 30, 2018 and December 31, 2017, the Company accrued approximately $73,000 and $87,000, respectively, for 2016 bonus milestones which were achieved but remain unpaid. In May 2018, the Company’s Compensation Committee and Board of Directors, respectively, approved the new performance-based cash bonuses payable for the year ending December 31, 2018 for certain of the Company’s officers and current employees, such that together with the CEO, an aggregate of up to $400,938 could be earned for 2018 pursuant to the satisfaction of such goals. As of June 30, 2018, the Company accrued approximately $195,000 for 2018 bonus milestones which were probable to be achieved.

Note 7 – Stockholders’ Deficiency

Warrant and Option Valuation

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at an annual rate ranging from 0% to 5% for options granted during the six months ended June 30, 2018 and 2017. The expected term used for warrants and options issued to non-employees is the contractual life and the expected term used for options issued to employees and directors is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Common Stock and Warrant Offering

During the six months ended June 30, 2018, the Company issued 10,000 shares of the Company’s common stock and five-year immediately vested warrants to purchase 10,000 shares of the Company’s common stock at an exercise price of $3.50 per share to an investor for gross proceeds of $25,000. The warrants had an issuance date fair value of $12,300.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Warrants

Warrant Compensation

See Note 6 - Commitments and Contingencies for additional details associated with the issuance of common stock and warrants in connection with a consulting agreement extension.

The Company recorded stock–based compensation expense of $0 and $48,192 for the three and six months ended June 30, 2018, respectively, related to stock warrants issued as compensation, which is reflected as consulting expense in the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2017, the Company recorded stock–based compensation expense of $30,440 and $71,203, respectively, related to stock warrants issued as compensation.

Warrant Modifications and Exercises

During the six months ended June 30, 2018, the Company issued an aggregate of 207,084 shares of the Company’s common stock pursuant to the exercise of warrants for aggregate gross proceeds of $414,168. The shares were issued pursuant to a warrant repricing program under which the exercise price for certain outstanding and exercisable warrants for the purchase of shares of common stock of the Company was reduced to $2.00 per share (reduced from exercise prices ranging from $4.00 to $5.00 per share). The warrants were exercised over a limited period of time. In connection with the share issuances, the Company issued to the purchasers of such shares additional two-year warrants for the purchase of an aggregate of 51,771 shares of common stock of the Company at an exercise price of $4.00 per share. The Company did not recognize a warrant modification charge as there was no incremental value of the modified warrants and additional warrants issued as compared to the original warrants, both valued as of the respective modification dates.

Warrant Activity Summary

In applying the Black-Scholes option pricing model to warrants granted or issued, the Company used the following assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Risk free interest rate	2.83%	1.98% - 2.22%	1.92% - 2.83%	1.98% - 2.33%
Contractual term (years)	5.00	5.00	1.98 - 5.00	5.00
Expected volatility	136%	120%	128% - 136%	120% - 132%
Expected dividends	0.00%	0.00%	0.00%	0.00%

The weighted average estimated fair value of the warrants granted during the three and six months ended June 30, 2018 was approximately $1.23 and $1.22 per share, respectively. The weighted average estimated fair value of the warrants granted during the three and six months ended June 30, 2017 was approximately $1.47 and $1.61 per share, respectively.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Warrants - Continued

Warrant Activity Summary - Continued

A summary of the warrant activity during the six months ended June 30, 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2017	3,435,134	$4.47
Issued	96,521	3.95
Exercised	(207,084)	2.00
Expired	(6,168)	44.92
Outstanding, June 30, 2018	3,318,403	$4.35	2.3	$-

Exercisable, June 30, 2018	3,318,403	$4.35	2.3	$-

The following table presents information related to stock warrants at June 30, 2018:

Warrants Outstanding		Warrants Exercisable
Exercise	Outstanding Number of	Weighted Average Remaining Life	Exercisable Number of
Price	Warrants	In Years	Warrants
$3.00 - $3.99	10,000	4.9	10,000
$4.00 - $4.99	2,989,079	2.2	2,989,079
$5.00 - $5.99	195,989	3.0	195,989
$6.00 - $7.99	40,000	2.1	40,000
$8.00 - $9.99	2,500	1.4	2,500
$10.00 - $14.99	40,400	1.8	40,400
$15.00 - $19.99	35,435	1.2	35,435
$20.00 - $40.00	5,000	0.5	5,000
	3,318,403	2.3	3,318,403

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Risk free interest rate	n/a	1.77%	2.44% - 2.45%	1.77%
Expected term (years)	n/a	5.50	5.47 - 9.69	5.50
Expected volatility	n/a	120%	129%	120%
Expected dividends	n/a	0.00%	0.00%	0.00%

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options – Continued

The weighted average estimated fair value of the stock options granted during the six months ended June 30, 2018 was approximately $2.99 per share. There were no options granted during the three months ended June 30, 2018. The weighted average estimated fair value of the stock options granted during the three and six months ended June 30, 2017 was approximately $2.81 per share.

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

In January 2018, the Company granted the Senior VP a ten-year option to purchase 500,000 shares of the Company’s common stock at an exercise price of $3.40 per share. The shares vest based upon the achievement of a certain performance condition. As of June 30, 2018, the achievement of such performance condition is deemed probable to occur and the aggregate grant date value of the option of $1,491,300 is being amortized over the expected vesting period of the option.

A summary of the option activity during the six months ended June 30, 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2017	3,122,202	$4.25
Granted	510,000	3.40
Forfeited	(17,083)	3.43
Outstanding, June 30, 2018	3,615,119	$4.13	7.7	$-

Exercisable, June 30, 2018	2,460,461	$4.47	7.0	$-

The following table presents information related to stock options at June 30, 2018:

Options Outstanding		Options Exercisable
Exercise	Outstanding Number of	Weighted Average Remaining Life	Exercisable Number of
Price	Options	In Years	Options
$2.00 - $2.99	193,500	-	-
$3.00 - $3.99	2,153,667	8.2	1,291,173
$4.00 - $4.99	1,190,452	5.7	1,091,788
$5.00 - $5.99	5,000	6.0	5,000
$6.00 - $19.99	37,500	5.5	37,500
$20.00 - $30.00	35,000	3.7	35,000
	3,615,119	7.0	2,460,461

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options - Continued

The following table presents information related to stock option expense:

	For the Three Months Ended		For the Six Months Ended		Unrecognized at	Weighted Average Remaining Amortization
	June 30,		June 30,		June 30,	Period
	2018	2017	2018	2017	2018	(Years)
Consulting	$241,590	$714,545	$505,817	$983,159	$564,242	0.9
Research and development	68,593	106,507	144,438	364,923	345,267	1.7
General and administrative	517,004	476,226	1,011,552	863,826	1,286,154	0.7
	$827,187	$1,297,278	$1,661,807	$2,211,908	$2,195,663	0.9

Note 8 – Derivative Liabilities

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2018	$216,073
Issuance of derivative liabilities	1,233,410
Extinguishment of derivative liabilities	(114,407)
Change in fair value of derivative liabilities	(58,048)
Ending balance as of June 30, 2018	$1,277,028

In applying the Multinomial Lattice and Black-Scholes option pricing models to derivatives issued and outstanding during the six months ended June 30, 2018, the Company used the following assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Risk free interest rate	2.24% - 2.73%	n/a	1.22% - 2.56%	n/a
Expected term (years)	0.26 - 4.41	n/a	0.26 - 4.91	n/a
Expected volatility	100% - 164%	n/a	100% - 164%	n/a
Expected dividends	0.00%	n/a	0.00%	n/a

During the six months ended June 30, 2018, the Company recorded new derivative liabilities in the aggregate amount of $1,233,410 related to the ECOs of certain convertible notes payable. See Note 5 – Notes Payable – Convertible Notes and Other Notes for additional details.

During the six months ended June 30, 2018, the Company extinguished an aggregate of $114,407 of derivative liabilities in connection with repayments and exchanges of certain convertible notes payable into shares of the Company’s common stock. See Note 5 – Notes Payable – Convertible Notes and Other Notes for additional details.

On June 30, 2018, the Company recomputed the fair value of ECOs recorded as derivative liabilities to be $1,233,842. The Company recorded a loss on the change in fair value of these derivative liabilities of $126,835 for the three months ended June 30, 2018 and a gain on the change in fair value of these derivative liabilities of $21,219 for the six months ended June 30, 2018.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Derivative Liabilities - Continued

On June 30, 2018, the Company recomputed the fair value of the derivative liabilities related to outstanding warrants to be $43,186. These warrants are redeemable for cash equal to the Black-Scholes value, as defined, at the election of the warrant holder upon a fundamental transaction pursuant to the warrant terms. The Company recorded a gain on the change in fair value of these derivative liabilities of $20,063 and $36,829 during the three and six months ended June 30, 2018, respectively.

Note 9 – Subsequent Events

Common Stock and Warrant Offerings

Subsequent to June 30, 2018, the Company issued an aggregate of 60,000 shares of common stock of the Company and five-year immediately vested warrants to purchase an aggregate of 60,000 shares of common stock of the Company at an exercise price of $3.50 per share to certain investors for aggregate gross proceeds of $150,000. In connection with one of the investments, the Company agreed to reduce the exercise price and extend the expiration date of a certain warrant held by the investor for the purchase of 10,000 shares of common stock of the Company. The exercise price of the warrant was reduced from an exercise price of $5.00 per share to $4.00 per share and the expiration date of the warrant was extended from an expiration date in May 2021 to a new expiration date in May 2023.

Notes Payable

Subsequent to June 30, 2018, the Company issued certain lenders convertible notes payable in the aggregate principal amount of $185,000 for aggregate cash proceeds of $150,765. The difference of $34,235 was recorded as a cash debt discount and will be amortized over the term of the respective notes. The convertible notes bear interest at rates ranging from 10% to 12% per annum payable at maturity with maturity dates ranging from May 2019 to July 2019. The notes are convertible as follows: (i) $150,000 of aggregate principal is convertible into shares of the Company’s common stock at the election of the respective holder at any time immediately on or after the issue dates until the balances have been paid in full and (ii) $35,000 of principal is convertible into shares of the Company’s common stock at the election of the holder after the 180th day following the respective issue date until the balance has been paid in full. The conversion prices of the convertible notes are equal to (i) 58% of the fair value of the Company’s stock, (ii) a fixed price of $2.00 per share for the first six months following the respective issue date, thereafter, at a conversion price equal to the greater of (a) 58% of the fair value of the Company’s stock or (b) $0.10 per share, until the respective note has been paid in full or (iii) the lower of (a) 58% of the fair value of the Company’s stock or (b) $1.65 per share, depending on the note. In the event that the Company elects to prepay any of the respective notes during the first ninety-day period following the issue date, the holder is entitled to receive a prepayment premium of 25% of the sum of principal plus accrued interest. In the event that the Company elects to prepay any of the notes during the second ninety-day period following the issue date, the holder is entitled to receive a prepayment premium ranging from 35% to 40% of the sum of principal plus accrued interest, depending on the note. In the event the Company elects to prepay a certain note, the respective holder is entitled to receive a prepayment premium of 50% of the sum of principal plus accrued interest after the 180th day the note is in effect. Of the aforementioned note issuances, a certain note may be redeemed for cash at the election of the holder upon the consummation of a fundamental transaction as defined within the note.

Subsequent to June 30, 2018, the Company issued a lender a three-month note payable in the principal amount of $70,000, which bears no interest, for cash proceeds of $60,000. The difference of $10,000 was recorded as a cash debt discount and will be amortized over the term of the note. In connection with the issuance of this promissory note, the Company issued the lender 5,000 shares of the Company’s common stock. The issuance date fair value of the common stock will be recorded as debt discount and will be amortized over the term of the note.

See Consulting Agreements, hereunder, for details of a note issued in satisfaction of consulting services to be performed.

Subsequent to June 30, 2018, certain lenders exchanged an aggregate principal amount of $423,288 and aggregate accrued interest of $24,932 of certain convertible notes payable for an aggregate of 440,055 shares of the Company’s common stock at prices ranging from $0.92 to $1.31 per share.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Subsequent Events – Continued

Notes Payable - Continued

Subsequent to June 30, 2018, the Company and certain lenders agreed to extensions of the maturity dates of notes payable with an aggregate principal balance of $908,113 from maturity dates ranging from October 2017 to July 2018 to new maturity dates ranging from August 2018 to January 2019. In connection with one of the extensions, the Company issued a certain lender 10,000 shares of the Company’s common stock. The issuance date fair value of the common stock will be recorded as a debt discount and will be amortized over the term of the respective note. Also in consideration of certain extensions, the Company paid the respective lenders aggregate fees of $11,900 which will be recorded as interest expense.

Subsequent to June 30, 2018, the Company paid $24,855 and $145 of principal and accrued interest, respectively, in partial payment of a certain convertible note.

Consulting Agreements

Subsequent to June 30, 2018, the Company entered into a three-month consulting agreement. In consideration of the consulting services to be performed, the Company issued a note in the principal amount of $90,000. The note matures in January 2019 and bears interest at the rate of 10% per annum, payable at maturity. Pursuant to the note, the holder has the right, at any time after each of the one month, two month and three month anniversaries of the issue date, at its election, to convert all or part of one-third of the outstanding and earned principal and accrued interest into shares of common stock of the Company, at a price equal to the greater of (a) $0.10 per share, or (b) the lesser of (i) $1.75 per share and (ii) 65% of the fair market value of the Company’s common stock, as defined. The Company may prepay the note prior to the maturity date provided the principal is prepaid in full, plus interest, plus a prepayment premium of 25% on the principal.

Subsequent to June 30, 2018, the Company and a consultant agreed to further extend a previously expired consulting agreement from May 2018 to December 2018. In connection with the amendment, the Company issued to the consultant an immediately vested five-year warrant for the purchase of 35,000 shares of the Company’s common stock at an exercise price of $4.00 per share.

Scientific Advisory Services

Subsequent to June 30, 2018, the Company entered into an agreement with a consultant to serve as a member of its Scientific Advisory Board and provide advice and guidance in connection with scientific matters relating to the Company’s business. The agreement will continue until terminated by either party for any reason upon ten days written notice. In connection with the agreement, the Company issued the advisor a five-year option to purchase up to 25,000 shares of the Company’s common stock at an exercise price of $1.70 per share. The shares vest as follows: (i) 12,500 shares vest immediately and (ii) 12,500 shares vest on the one-year anniversary of the grant date. In addition, on each one-year anniversary of the grant date (as long as the consultant is engaged), options for an additional 5,000 shares are to be granted to the consultant which shall be exercisable for a period of five years from the respective dates of grant at exercise prices equal to the fair market value of the Company’s common stock. The grant date value of the options will be amortized over the respective vesting periods.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of BioRestorative Therapies, Inc. (together with its subsidiary, “BRT”) for the three and six months ended June 30, 2018 and 2017 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to BRT. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018.

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

Overview

We develop therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult (non-embryonic) stem cells. We are currently pursuing our Disc/Spine Program with our initial therapeutic product being called BRTX-100. In January 2017 we announced that we had submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial using our lead cell therapy candidate, BRTX-100, to investigate the use of the candidate in treating chronic lower back pain due to degenerative disc disease related to painful lumbosacral disc disorders. In February 2017, we received such authorization from the FDA. We intend to commence clinical trial related activities during the second quarter of 2019 (assuming the receipt of necessary funding). We have obtained a license to use technology for adult stem cell treatment of disc and spine conditions. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the legs and feet. We are also developing our ThermoStem Program. This pre-clinical program involves the use of brown adipose (fat) in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies. A United States patent related to the ThermoStem Program was issued in September 2015, an Australian patent related to the ThermoStem Program was issued in August 2017, and a Japanese patent related to the ThermoStem Program was issued in December 2017.

We have licensed a patented curved needle device that is a needle system designed to deliver cells and/or other therapeutic products or materials to the spine and discs or other potential sites.

Our offices are located in Melville, New York where we have established a laboratory facility in order to increase our capabilities for the further development of possible cellular-based treatments, products and protocols, stem cell-related intellectual property and translational research applications.

As of June 30, 2018, our accumulated deficit was $57,426,536, our stockholders’ deficiency was $9,868,013 and our working capital deficiency was $10,610,812. We have historically only generated a modest amount of revenue, and our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year. These conditions indicate that there is substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date.

Based upon our working capital deficiency as of June 30, 2018, and our forecast for continued operating losses, we require equity and/or debt financing to continue our operations. As of June 30, 2018, our outstanding debt of $5,158,216, with interest at rates ranging between 0% and 15% per annum, was due on various dates through June 2019. Subsequent to June 30, 2018, we have received aggregate equity financings and debt financings of $150,000 and $210,765, respectively, debt (inclusive of accrued interest) of $448,220 has been exchanged for common stock, $25,000 of debt (inclusive of accrued interest) has been repaid, and the due date for the repayment of $908,113 of debt has been extended to dates between August 2018 and January 2019. Giving effect to the above actions, we currently have notes payable in the aggregate principal amount of $1,232,295 which are past due. Based upon our working capital deficiency and outstanding debt, we expect to be able to fund our operations through September 2018 while we continue to apply efforts to raise additional capital. We anticipate that we will require approximately $20,000,000 in financing to commence and complete a Phase 2 clinical trial with regard to our Disc/Spine Program. We anticipate that we will require approximately $45,000,000 in further additional funding to complete our clinical trials using BRTX-100 (assuming the receipt of no revenues). We will also require a substantial amount of additional funding if we determine to establish a manufacturing operation with regard to our Disc/Spine Program (as opposed to utilizing a third party manufacturer) and to implement our other programs, including our metabolic ThermoStem Program. No assurance can be given that the anticipated amounts of required funding are correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise.

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

Consolidated Results of Operations

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended June 30, 2018 and 2017, respectively:

	For The Three Months Ended
	June 30,
	2018	2017

Revenues	$37,000	$20,000

Operating Expenses
Marketing and promotion	17,531	9,053
Consulting	417,954	875,309
Research and development	372,815	610,725
General and administrative	1,279,035	1,093,928

Total Operating Expenses	2,087,335	2,589,015

Loss From Operations	(2,050,335)	(2,569,015)

Other (Expense) Income
Interest expense	(230,383)	(95,403)
Amortization of debt discount	(1,081,982)	(84,167)
(Loss) gain on extinguishment of notes payable, net	(44,951)	1,402
Change in fair value of derivative liabilities	(106,772)	-

Total Other Expense	(1,464,088)	(178,168)

Net Loss	$(3,514,423)	$(2,747,183)

Revenues

For the three months ended June 30, 2018 and 2017, we generated $37,000 and $20,000, respectively, of royalty revenue in connection with our sublicense agreement.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the three months ended June 30, 2018, marketing and promotion expenses increased by $8,478, or 94%, from $9,053 to $17,531 as compared to the three months ended June 30, 2017. The increase is primarily due to increased travel activity and associated costs.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended June 30, 2018, consulting expenses decreased $457,355, or 52%, from $875,309 to $417,954, as compared to the three months ended June 30, 2017. The decrease is primarily due to approximately $500,000 of immediately vested stock-based compensation to consultants in the three months ended June 30, 2017.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; (c) our former President, Disc/Spine Division; and (d) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended June 30, 2018, research and development expenses decreased by $237,910, or 39%, from $610,725 to $372,815, as compared to the three months ended June 30, 2017. The decrease was primarily a result of a reduction in research and development staffing.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and stock-based compensation to employees (excluding any cash or non-cash compensation of our research and development staff, but including corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses). For the three months ended June 30, 2018, general and administrative expenses increased by $185,108, or 17%, from $1,093,928 to $1,279,035, as compared to the three months ended June 30, 2017. The increase is primarily due to the hire of our Senior VP.

We expect that our general and administrative expenses will continue to increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the three months ended June 30, 2018, interest expense increased $134,980, or 141%, as compared to the three months ended June 30, 2017. The increase was due to an increase in interest-bearing short-term borrowings as compared to the three months ended June 30, 2017.

Amortization of debt discount

For the three months ended June 30, 2018, amortization of debt discount increased $997,815, or 1186%, as compared to the three months ended June 30, 2017. The increase was due to the recognition of approximately $731,000 of debt discount amortization related to bifurcated ECOs of notes that matured during the three months ended June 30, 2018 and approximately $267,000 due to the timing of the recognition of cash and other original issue discount expense.

(Loss) gain on extinguishment of notes payable, net

For the three months ended June 30, 2018, we recorded a loss on extinguishment of notes payable, net, of $44,951, which is associated with investors’ exchanges of debt into equity securities, as compared to a gain on extinguishment of notes payable of $1,402 for the three months ended June 30, 2017.

Change in fair value of derivative liabilities

For the three months ended June 30, 2018, we recorded a net loss related to the change in fair value of derivative liabilities of $106,772. There were no embedded conversion options or warrants that were classified as derivative liabilities during the three months ended June 30, 2017.

Six months Ended June 30, 2018 Compared with Six months Ended June 30, 2017

The following table presents selected items in our unaudited condensed consolidated statements of operations for the six months ended June 30, 2018 and 2017, respectively:

	For The Six Months Ended
	June 30,
	2018	2017

Revenues	$56,000	$27,000

Operating Expenses
Marketing and promotion	58,554	38,123
Consulting	850,884	1,339,444
Research and development	779,945	1,416,578
General and administrative	2,647,690	2,291,241

Total Operating Expenses	4,337,073	5,085,386

Loss From Operations	(4,281,073)	(5,058,386)

Other (Expense) Income
Interest expense	(391,642)	(193,204)
Amortization of debt discount	(1,343,628)	(216,909)
Loss on extinguishment of notes payable, net	(63,788)	(59,938)
Change in fair value of derivative liabilities	58,048	-
Warrant modification expense	-	(4,500)

Total Other Expense	(1,741,010)	(474,551)

Net Loss	$(6,022,083)	$(5,532,937)

Revenues

For the six months ended June 30, 2018 and 2017, we generated $56,000 and $27,000, respectively, of royalty revenue in connection with our sublicense agreement.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the six months ended June 30, 2018, marketing and promotion expenses increased by $20,431, or 54%, from $38,123 to $58,554 as compared to the six months ended June 30, 2017. The increase is primarily due to increased travel activity and associated costs.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the six months ended June 30, 2018, consulting expenses decreased $488,560, or 36%, from $1,339,444 to $850,884, as compared to the six months ended June 30, 2017. The decrease is primarily due to approximately $500,000 of immediately vested stock-based compensation to consultants and approximately $40,000 of cash consulting fees in the six months ended June 30, 2017.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; (c) our former President, Disc/Spine Division; and (d) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the six months ended June 30, 2018, research and development expenses decreased by $636,633, or 45%, from $1,416,578 to $779,945, as compared to the six months ended June 30, 2017. The decrease was primarily a result of a reduction in research and development staffing and a decrease of approximately $98,000 stock-based compensation expense related to a 2017 repricing of options held by employees for which there was no equal in 2018.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and stock-based compensation to employees (excluding any cash or non-cash compensation of our research and development staff, but including corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the six months ended June 30, 2018, general and administrative expenses increased by $356,449, or 16%, from $2,291,241 to $2,647,690, as compared to the six months ended June 30, 2017. The increase is primarily due to the hire of our Senior VP, partially offset by $187,000 of stock-based compensation expense in connection with the repricing of granted options to employees in 2017.

We expect that our general and administrative expenses will continue to increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the six months ended June 30, 2018, interest expense increased $198,438, or 103%, as compared to the six months ended June 30, 2017. The increase was due to an increase in interest-bearing short-term borrowings as compared to the six months ended June 30, 2017.

Amortization of debt discount

For the six months ended June 30, 2018, amortization of debt discount increased $1,126,719, or 519%, as compared to the six months ended June 30, 2017. The increase was due to the recognition of approximately $731,000 of debt discount amortization related to bifurcated ECOs of convertible notes that matured during the six months ended June 30, 2018 and approximately $397,000 due to the timing of the recognition of cash and other original issue discount expense.

Loss on extinguishment of notes payable, net

For the six months ended June 30, 2018, we recorded a loss on extinguishment of notes payable, net, of $63,788, which is associated with investors’ exchanges of debt into equity securities, as compared to a loss on extinguishment of notes payable of $59,938 for the six months ended June 30, 2017.

Change in fair value of derivative liabilities

For the six months ended June 30, 2018, we recorded a net gain related to the change in fair value of derivative liabilities of $58,048. There were no embedded conversion options or warrants that were classified as derivative liabilities during the six months ended June 30, 2017.

Warrant modification expense

During the six months ended June 30, 2018 and 2017, we recorded expense related to the modification of the exercise prices of certain outstanding warrants of $0 and $4,500, respectively.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	June 30, 2018	December 31, 2017
Cash	$3,529	$451,680

Working Capital Deficiency	$(10,572,121)	$(7,833,592)

Notes Payable (Gross)	$5,158,216	$3,999,335

Availability of Additional Funds

Based upon our working capital deficiency and stockholders’ deficiency of $10,572,121 and $9,868,013, respectively, as of June 30, 2018, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern within the next twelve months from the date of this filing.

As of June 30, 2018, our outstanding debt of $5,158,216, together with interest at rates ranging between 0% and 15% per annum, was due on various dates through June 2019. Subsequent to June 30, 2018, we have received aggregate equity financings and debt financings of $150,000 and $210,765, respectively, debt (inclusive of accrued interest) of $448,220 has been exchanged for common stock, $25,000 of debt (inclusive of accrued interest) has been repaid, and the due date for the repayment of $908,113 of debt has been extended to dates between August 2018 and January 2019. Giving effect to the above actions, we currently have notes payable in the aggregate principal amount of $1,232,295 which are past due. As of the date of filing, our outstanding debt was as follows:

Maturity Date	Principal Amount
Past Due	$1,232,295
QE 9/30/2018	179,763
QE 12/31/2018	1,962,514
QE 3/31/2019	920,500
QE 6/30/2019	610,000
QE 9/30/2019	150,000
$5,055,072

Based upon our working capital deficiency, outstanding debt and forecast for continued operating losses we expect that the cash we currently have available will fund our operations through September 2018. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes). Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

During the six months ended June 30, 2018 and 2017, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the six months ended June 30, 2018 and 2017 in the amounts of $2,198,577 and $1,984,928, respectively. The net cash used in operating activities for the six months ended June 30, 2018 was primarily due to cash used to fund a net loss of $6,022,083, adjusted for non-cash expenses in the aggregate amount of $3,514,416, partially offset by $309,090 of cash generated by changes in the levels of operating assets and liabilities, primarily as a result of increases in accrued expenses, partially offset by a decrease in accounts payable. The net cash used in operating activities for the six months ended June 30, 2017 was primarily due to cash used to fund a net loss of $5,532,937, adjusted for non-cash expenses in the aggregate amount of $2,882,012 partially offset by $665,997 of cash generated by changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable and accrued expenses.

Net Cash Used in Investing Activities

During the six months ended June 30, 2018, net cash used in investing activities was $12,869, due to cash used for the purchase of office and computer equipment. During the six months ended June 30, 2017, there was no net cash used in or provided by investing activities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2018 and 2017 was $1,763,295 and $1,954,997, respectively. During the six months ended June 30, 2018, $1,324,127 of net proceeds were from debt financings and $439,168 of proceeds were from equity financings (including proceeds received in connection with the exercise of common stock purchase warrants). During the six months ended June 30, 2017, $786,000 of net proceeds were from debt financings and other borrowings and $1,169,000 of proceeds were from equity financings (including proceeds received in connection with the exercise of common stock purchase warrants).

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2017 filed with the SEC on April 2, 2018, except as follows:

We have adopted a sequencing policy whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to our inability to demonstrate we have sufficient authorized shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of authorized but unissued shares, and all future instruments being classified as a derivative liability, with the exception of instruments related to share-based compensation issued to employees or directors.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2018, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as transactions by an issuer not involving any public offering or Section 3(a)(9) of the Securities Act as a security exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2017, our Quarterly Report on Form 10-Q for the period ended March 31, 2018, Current Reports on Form 8-K filed with the Securities and Exchange Commission, and press releases made by us), and we were available to answer questions by prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficiency and for other corporate purposes.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price	Term (Years)	Purchaser(s)	Consideration (1)
4/5/18	8,416	-	$-	-	(2)	$51,611	(3)
4/6/18	15,000	-	$-	-	(2)	$58,196	(3)
4/23/18	4,750	-	$-	-	(2)	$6,542	(4)
5/3/18	33,333	-	$-	-	(2)	$50,000	(5)
5/4/18	2,500	-	$-	-	(2)	$3,626	(4)
5/4/18	750	-	$-	-	(2)	$1,081	(4)
5/10/18	10,000	10,000	$3.50	5	(2)	$25,000
5/14/18	25,000	-	$-	-	(2)	$68,234	(3)
5/30/18	10,938	-	$-	-	(2)	$54,188	(3)
6/6/18	38,081	-	$-	-	(2)	$81,338	(3)
6/11/18 - 6/27/18	10,000	-	$-	-	(2)	$15,000	(6)
6/18/18	71,505	-	$-	-	(2)	$71,505	(5)
6/26/18	20,000	-	$-	-	(2)	$63,277	(3)
6/29/18	13,975	-	$-	-	(2)	$57,255	(3)

(1)	The value of the non-cash consideration was estimated to be the fair value of our restricted common stock. Since our shares are thinly traded in the open market, the fair value of our equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares.
(2)	Accredited investor.
(3)	Issued in connection with the conversion of convertible notes payable.
(4)	Issued in connection with issuance of debt.
(5)	Issued in connection with the exchange of notes payable.
(6)	Issued in connection with notes payable maturity extensions.

Item 3. Defaults Upon Senior Securities.

See “Liquidity and Capital Resources” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
31.1	Chief Executive Officer Certification *
31.2	Chief Financial Officer Certification*
32	Section 1350 Certification **
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2018	BIORESTORATIVE THERAPIES, INC.

	By:	/s/ Mark Weinreb
Mark Weinreb
Chief Executive Officer
(Principal Executive and Financial Officer)

