Form 10-Q
period 2018-09-30
BioRestorative Therapies, Inc.
filed 2018-11-13
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [  ] No [X]

As of November 12, 2018, there were 10,453,936 shares of common stock outstanding.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets

Current Assets:
Cash	$105,374	$451,680
Accounts receivable	26,000	38,000
Prepaid expenses and other current assets	50,667	30,030

Total Current Assets	182,041	519,710

Property and equipment, net	213,818	327,847
Intangible assets, net	832,778	888,950
Security deposit	22,100	22,100

Total Assets	$1,250,737	$1,758,607

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$2,112,219	$2,454,944
Accrued expenses and other current liabilities	2,376,299	1,885,551
Accrued interest	333,514	329,166
Current portion of notes payable, net of debt discount of $566,261 and $336,229 at September 30, 2018 and December 31, 2017, respectively	3,151,434	3,467,568
Derivative liabilities	949,957	216,073

Total Current Liabilities	8,923,423	8,353,302
Accrued expenses, non-current portion	-	38,000
Accrued interest, non-current portion	74,550	9,591
Notes payable, non-current portion, net of debt discount of $20,511 and $1,256 at September 30, 2018 and December 31, 2017, respectively	1,190,911	194,282

Total Liabilities	10,188,884	8,595,175

Commitments and contingencies

Stockholders’ Deficiency:
Preferred stock, $0.01 par value; Authorized, 20,000,000 shares; None issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value; Authorized, 75,000,000 shares; Issued and outstanding 8,721,839 and 6,112,473 shares at September 30, 2018 December 31, 2017, respectively	8,721	6,112
Additional paid-in capital	51,404,929	44,561,773
Accumulated deficit	(60,351,797)	(51,404,453)

Total Stockholders’ Deficiency	(8,938,147)	(6,836,568)

Total Liabilities and Stockholders’ Deficiency	$1,250,737	$1,758,607

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues	$26,000	$16,000	$82,000	$43,000

Operating Expenses
Marketing and promotion	155,161	6,988	213,715	45,111
Consulting	417,601	523,917	1,268,485	1,863,361
Research and development	357,436	490,654	1,137,381	1,907,232
General and administrative	284,472	738,077	2,932,162	3,029,318

Total Operating Expenses	1,214,670	1,759,636	5,551,743	6,845,022

Loss From Operations	(1,188,670)	(1,743,636)	(5,469,743)	(6,802,022)

Other Expense
Interest expense	(257,298)	(114,202)	(648,940)	(307,406)
Amortization of debt discount	(540,488)	(159,977)	(1,884,116)	(376,886)
Loss on extinguishment of notes payable, net	(320,383)	-	(384,171)	(59,938)
Change in fair value of derivative liabilities	(615,322)	(15,311)	(557,274)	(15,311)
Warrant modification expense	(3,100)	(18,962)	(3,100)	(23,462)

Total Other Expense	(1,736,591)	(308,452)	(3,477,601)	(783,003)

Net Loss	$(2,925,261)	$(2,052,088)	$(8,947,344)	$(7,585,025)

Net Loss Per Share
- Basic and Diluted	$(0.39)	$(0.37)	$(1.32)	$(1.42)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	7,410,350	5,556,378	6,796,761	5,324,321

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders’ Deficiency

For the Nine Months Ended September 30, 2018

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2017	6,112,473	$6,112	$44,561,773	$(51,404,453)	$(6,836,568)

Shares and warrants issued for cash	70,000	70	99,930	-	100,000

Exercise of warrants for purchase of common stock	207,084	207	413,961	-	414,168

Shares and warrants issued in satisfaction of accrued services	19,000	19	37,981	-	38,000

Conversion of notes payable and accrued interest into common stock	97,424	97	110,539	-	110,636

Shares and warrants issued in exchange of notes payable and accrued interest	2,106,525	2,107	4,338,074	-	4,340,181

Shares issued and recorded as debt discount in connection with notes payable issuances or extensions	74,333	74	121,379	-	121,453

Beneficial conversion features related to convertible notes payable	-	-	69,394	-	69,394

Warrant modifications	-	-	3,100	-	3,100

Reclassification of derivative liabilities to equity	-	-	105,187	-	105,187

Stock-based compensation:
- common stock	35,000	35	52,465	-	52,500
- options and warrants	-	-	1,491,146	-	1,491,146

Net loss	-	-	-	(8,947,344)	(8,947,344)

Balance - September 30, 2018	8,721,839	$8,721	$51,404,929	$(60,351,797)	$(8,938,147)

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Nine Months Ended
	September 30,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(8,947,344)	$(7,585,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,884,116	376,886
Accretion of interest expense	427,908	133,431
Depreciation and amortization	183,070	195,191
Stock-based compensation	1,579,046	3,084,753
Loss on extinguishment of note payables, net	384,171	59,938
Loss on settlement of payables	-	100,895
Change in fair value of derivative liabilities	557,274	15,311
Consulting services provided in exchange for notes payable	131,935	-
Warrant modification expense	3,100	23,462
Changes in operating assets and liabilities:
Accounts receivable	12,000	(10,000)
Prepaid expenses and other current assets	(20,637)	15,975
Accounts payable	(342,725)	409,992
Accrued interest, expenses and other current liabilities	596,544	685,103

Total Adjustments	5,395,802	5,090,937

Net Cash Used In Operating Activities	(3,551,542)	(2,494,088)

Cash Flows From Investing Activities
Purchases of property and equipment	(12,869)	-

Net Cash Used In Investing Activities	(12,869)	-

Cash Flows From Financing Activities
Proceeds from notes payable	3,062,217	1,385,000
Repayments of notes payable	(433,280)	(114,000)
Advances from officers and a family member of an officer	38,500	43,515
Repayments of advances from officers, a director and a family member of an officer	(38,500)	(50,515)
Proceeds from exercise of warrants	414,168	175,000
Sales of common stock and warrants for cash	175,000	1,024,000

Net Cash Provided By Financing Activities	3,218,105	2,463,000

Net Decrease In Cash	(346,306)	(31,088)

Cash - Beginning	451,680	31,822

Cash - Ending	$105,374	$734

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Statements of Cash Flows -- Continued

(unaudited)

	For The Nine Months Ended
	September 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$21,625	$11,000

Non-cash investing and financing activities:
Warrant modifications	$3,100	$23,462
Shares issued and recorded as debt discount in connection with notes payable	$121,453	$173,439
Shares issued in exchange for notes payable and accrued interest	$4,340,181	$421,302
Conversion of notes payable and accrued interest into common stock	$110,636	$389,103
Shares and warrants issued in satisfaction of accrued consulting and director services	$38,000	$588,592
Reclassification of derivative liabilities to equity	$105,187	$4,780
Bifurcated embedded conversion options recorded as debt discount	$1,938,759	$100,309
Beneficial conversion features recorded as debt discount	$69,394	$10,596
Extinguishments of bifurcated embedded conversion options	$1,767,362	$-
Offering costs in accounts payable and accrued expenses	$-	$70,907
Consulting services provided in exchange for notes payable	$131,935	$-
Sale of warrants recorded as derivative liabilities	$75,000	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2017 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on April 2, 2018.

Note 2 – Going Concern and Management’s Plans

As of September 30, 2018, the Company had a working capital deficiency and a stockholders’ deficiency of $8,741,382 and $8,938,147 respectively. During the three and nine months ended September 30, 2018, the Company incurred net losses of $2,925,261 and $8,947,344, respectively. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the filing date of this report.

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

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Going Concern and Management’s Plans – Continued

Subsequent to September 30, 2018, the Company has received aggregate debt financings of $1,138,980, debt (inclusive of accrued interest) of $1,303,023 has been exchanged for common stock, and $191,391 of debt (inclusive of accrued interest and prepayment premiums) has been repaid. As a result, the Company expects to have the cash required to fund its operations through December 2018 while it continues to apply efforts to raise additional capital. While there can be no assurance that it will be successful, the Company is in negotiations to raise additional capital. As of the filing date of this report, the Company has a note payable with a principal balance of $7,500 which is past due.

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

Concentrations

One license and the related royalties comprised all of the Company’s revenue during the three and nine months ended September 30, 2018 and 2017. See “Revenue Recognition” below.

Revenue Recognition

The Company recognizes sublicensing and royalty revenue when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) the service is completed without further obligation, (iii) the sales price to the customer is fixed or determinable, and (iv) collectability is reasonably assured. In January 2012, the Company and a stem cell treatment company (“SCTC”) entered into a license agreement pursuant to which the SCTC granted to the Company a license to use certain intellectual property related to, among other things, stem cell disc procedures. Pursuant to the license agreement, the Company granted to the SCTC a non-exclusive sublicense to use certain of the licensed intellectual property in one location outside the United States. Pursuant to an amendment to the license agreement, effective November 30, 2015, the Company granted to the SCTC a non-exclusive sublicense to use, and the right to sublicense to third parties the right to use, in certain locations in the United States, certain of the licensed intellectual property. In consideration of the sublicenses, the SCTC has agreed to pay the Company royalties on a per disc procedure basis. During the three and nine months ended September 30, 2018, the Company recognized $26,000 and $82,000, respectively, of revenue related to the Company’s sublicenses. During the three and nine months ended September 30, 2017, the Company recognized $16,000 and $43,000, respectively, of revenue related to the Company’s sublicenses.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2018		2017
Options	3,588,451		3,275,700
Warrants	3,413,403		3,644,956
Convertible notes	2,986,487	[1]	509,542
Total potentially dilutive shares	9,988,341		7,430,198

[1]	As of September 30, 2018, many of the convertible notes had variable conversion prices and the shares were estimated based on market conditions. Pursuant to the note agreements, there were 24,710,731 shares of common stock reserved for future note conversions.

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

Derivative Financial Instruments

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 of the Financial Accounting Standards Board (“FASB”) ASC. The accounting treatment of derivative financial instruments requires that the Company record embedded conversion options (“ECOs”) and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. Conversion options are recorded as a discount to the host instrument and are amortized as interest expense over the life of the underlying instrument. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Multinomial Lattice Model and Black-Scholes Model were used to estimate the fair value of the ECOs of convertible notes payable, warrants and stock options that are classified as derivative liabilities on the unaudited condensed consolidated balance sheets. The models include subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the actual volatility during the most recent historical period of time equal to the weighted average life of the instruments.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The FASB has issued numerous updates that provide clarification on a number of specific issues as well as requiring additional disclosures. The core principle of ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance may be adopted through either retrospective application to all periods presented in the financial statements (full retrospective approach) or through a cumulative effect adjustment to retained earnings at the effective date (modified retrospective approach). The guidance was revised in July 2015 to be effective for emerging growth companies for annual and interim periods beginning on or after December 15, 2018. The Company expects to adopt ASU 2014-09 using a modified retrospective approach on January 1, 2019. The Company has completed an analysis and preliminarily concluded that the adoption of ASU 2014-09 will not have an impact on the Company’s financial statements.

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

In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”). The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for emerging growth companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. The Company is currently assessing the impact this guidance will have on its unaudited condensed consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” (“ASU 2018-11”). The amendments in ASU 2018-11 related to transition relief on comparative reporting at adoption affect all entities with lease contracts that choose the additional transition method and separating components of a contract affect only lessors whose lease contracts qualify for the practical expedient. The amendments in ASU 2018-11 are effective for emerging growth companies for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently assessing the impact this guidance will have on its unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies – Continued

Recently Issued Accounting Pronouncements - Continued

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements associated with fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating ASU 2018-13 and its impact on its condensed consolidated financial statements.

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	September 30, 2018	December 31, 2017
Accrued payroll and other accrued expenses	$347,680	$350,173
Accrued research and development expenses	626,175	636,175
Accrued general and administrative expenses	930,482	604,308
Accrued director compensation	432,500	282,500
Deferred rent	39,462	50,395
Total accrued expenses	2,376,299	1,923,551
Less: accrued expenses, current portion	2,376,299	1,885,551
Accrued expenses, non-current portion	$-	$38,000

See Note 6 - Commitments and Contingencies for additional details regarding the exchange of accrued consulting fees for common stock and a warrant.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable

A summary of the notes payable activity during the nine months ended September 30, 2018 is presented below:

	Related Party	Convertible		Other	Debt
	Notes	Notes		Notes	Discount	Total
Outstanding, December 31, 2017	$845,000	$2,029,870	[1]	$1,124,465	$(337,485)	$3,661,850
Issuances	-	3,800,728	[2]	128,000	-	3,928,728
Exchanges for equity	(95,000)	(1,600,676)		(542,760)	55,673	(2,182,763)
Conversions to equity	-	(105,000)		-	-	(105,000)
Repayments	(30,000)	(403,280)		-	24,973	(408,307)
Extinguishment of notes payable	-	(407,295)[2]		-	-	(407,295)
Recognition of debt discount	-	-		-	(2,456,892)	(2,456,892)
Accretion of interest expense	-	7,782		177,283	242,843	427,908
Amortization of debt discount	-	-		-	1,884,116	1,884,116
Outstanding, September 30, 2018	$720,000	$3,322,129	[1][3]	$886,988	$(586,772)	$4,342,345

[1]	As of September 30, 2018 and December 31, 2017, a portion of convertible notes with an aggregate principal balance of $1,202,693 and $1,777,788, respectively, was currently convertible into shares of common stock at the election of the holder any time until the balance has been paid in full. As of September 30, 2018 and December 31, 2017, a portion of convertible notes with an aggregate principal balance of $0 and $252,082, respectively, was convertible into shares of common stock at the election of the Company near maturity. In the event the Company exercised that conversion right, the respective holder had the right to accelerate the conversion of up to $0 and $196,666 of principal into shares of common stock at September 30, 2018 and December 31, 2017, respectively, at the same conversion price.

[2]	During the nine months ended September 30, 2018, convertible notes in the aggregate principal amount of $407,295 were issued concurrently with the extinguishment of certain convertible notes payable in the same aggregate principal amount. See below within Note 5 – Notes Payable – Conversions, Exchanges and Other for additional details.

[3]	As of September 30, 2018, outstanding convertible notes in the aggregate principal amount of $80,000 were past maturity. See Note 9 – Subsequent Events for details regarding the exchange of such aggregate principal amount. As of September 30, 2018, a portion of convertible notes with an aggregate principal balance of $2,119,436, which are not currently convertible, will become convertible subsequent to September 30, 2018 into shares of the Company's common stock at the election of the respective holder.

Related Party Notes

As of September 30, 2018 and December 31, 2017, related party notes consisted of notes payable issued to certain directors of the Company, family members of an officer of the Company, and the Tuxis Trust (the “Trust”). A director and principal shareholder of the Company serves as a trustee of Trust, which was established for the benefit of his immediate family.

During the nine months ended September 30, 2018, the Company partially repaid certain related party notes in the aggregate principal amount of $30,000.

During the nine months ended September 30, 2018, the Company and certain related parties agreed to exchange certain notes with an aggregate principal balance of $95,000 for an aggregate of 76,000 shares of the Company’s common stock at $1.25 per share. The common stock had an aggregate exchange date value of $114,000 and, as a result, the Company recorded a loss on extinguishment of notes payable of $19,000.

During the nine months ended September 30, 2018, the Company and certain related parties agreed to extend the maturity dates of notes payable with an aggregate principal balance of $140,000 from maturity dates ranging between August 2016 to February 2018 to new maturity dates ranging from July 2018 to December 2018.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable – Continued

Convertible Notes

Issuances

During the nine months ended September 30, 2018, the Company issued certain lenders and a consultant convertible notes payable in the aggregate principal amount of $3,393,433 for aggregate cash proceeds of $2,952,213. The difference of $441,220 was recorded as follows: (i) $309,285 was recorded as a debt discount and will be amortized over the terms of the respective notes and (ii) $131,935 was immediately recognized as consulting expense in the condensed consolidated financial statements. The convertible notes bear interest at rates ranging between 6% to 12% per annum payable at maturity with original maturity dates ranging between June 2018 through September 2019. See Note 6 – Commitments and Contingencies for additional details regarding convertible notes issued in connection with consulting services.

As of September 30, 2018, convertible notes in the aggregate principal amount of $407,295 were issued concurrently with the extinguishment of certain convertible notes payable in the same aggregate principal amount. See below within Note 5 – Notes Payable – Conversions, Exchanges and Other for additional details.

The above described convertible notes in the aggregate principal amount of $3,800,728 are convertible as follows: (i) $1,351,293 of aggregate principal and the respective interest is convertible into shares of the Company’s common stock at the election of the respective holder at any time immediately on or after the issue dates until the respective balances have been paid in full, (ii) $2,262,500 of aggregate principal and the respective interest is convertible into shares of the Company’s common stock at the election of the respective holder after the 180th day following the respective issue date until the balance has been paid in full, (iii) $55,000 of principal and respective interest is convertible into shares of the Company’s stock at the election of the Company during the five days prior to maturity and ending on the day immediately prior to maturity; however, should the Company elect to convert any portion of the $55,000 of note principal and respective accrued interest, the holder would have the right to accelerate the conversion of the remaining outstanding principal and accrued interest of the note at the same conversion price, and (iv) $170,000 ($131,935 earned as of September 30, 2018) of aggregate principal and the respective interest is convertible from time to time following the respective issue date at the holder’s election. See Note 6 – Commitments and Contingencies for additional details regarding convertible notes issued in connection with consulting services.

During the nine months ended September 30, 2018, convertible note issuances were comprised of (i) $675,000 of convertible notes that were convertible at a fixed price of $2.00 per share for the first six months following the respective issue date, thereafter, at a conversion price equal to the greater of (a) 58% of the fair value of the Company’s stock or (b) $0.10 per share, until the respective note has been paid in full, (ii) $978,228 of convertible notes that were convertible at the greater of (a) a range between 50% to 65% of the fair value of the Company’s stock or (b) $0.75 or $1.00 per share, depending on the note, (iii) $350,000 of convertible notes that were convertible at a fixed conversion price of $2.15 per share and (iv) $1,797,500 of convertible notes that were convertible at 58% of the fair value of the Company’s stock.

In connection with the issuance of certain convertible notes, the Company issued the lenders an aggregate of 28,333 shares of the Company’s common stock and the relative fair value of $42,827 was recorded as debt discount and is being amortized over the term of the respective notes. See below within Note 5 – Notes Payable – Conversions, Exchanges and Other and Note 8 – Derivative Liabilities for additional details regarding the ECOs of the convertible notes.

Of the convertible notes issued during the nine months ended September 30, 2018, convertible notes in the aggregate principal amount of $137,500 have mandatory prepayment terms at the option of the holder (“MPOs”). Convertible notes issued with MPOs permit the respective holder to demand prepayment of the note, in cash, at a premium of 35% of the then outstanding principal balance and accrued interest during the period between 150 days to 179 days following the respective issuance date.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable – Continued

Convertible Notes - Continued

Issuances – Continued

Of the convertible notes issued during the nine months ended September 30, 2018, convertible notes in the aggregate principal amount of $2,811,500 have prepayment premiums. In the event that the Company elects to prepay certain notes during the first ninety-day period following the issue date, the respective holder is entitled to receive a prepayment premium of up to 30%, depending on the note, on the then outstanding principal balance including accrued interest. In the event that the Company prepays any of the notes during the second ninety-day period following the issue date, the respective holder is entitled to receive a prepayment premium of up to 40%, depending on the note, on the then outstanding principal balance including accrued interest. In the event that the Company prepays a certain note after the 180th day period following the issue date and prior to maturity, the holder is entitled to receive a prepayment premium of 50% on the then outstanding principal balance including accrued interest.

Of the convertible notes issued during the nine months ended September 30, 2018, convertible notes in the aggregate principal amount of $1,756,500 have most favored nation (“MFN”) provisions, whereby, so long as such respective note is outstanding, upon any issuance by the Company of any security with conversion discounts, conversion lookback periods, floor prices, lookback formulas, and/or prepayment premiums, depending on the note, more favorable to the holder of such security, then at the respective holder’s option, those more favorable terms shall become a part of the transaction documents with the holder. As of September 30, 2018, notes with MFN provisions were convertible using MFN conversion terms equal to conversion prices ranging between 58%-65% of the fair market value of the Company’s stock, as defined.

Conversions, Exchanges and Other

During the nine months ended September 30, 2018, the Company and certain lenders exchanged certain convertible notes with bifurcated ECOs with an aggregate principal balance of $1,600,676 and aggregate accrued interest of $100,503 for an aggregate of 1,579,032 shares of the Company’s common stock at prices ranging from $0.83 to $2.38 per share. The common stock had an aggregate exchange date value of $3,548,942 and, as a result, the Company recorded a loss on extinguishment of notes payable of $77,132. As a result of the exchanges, an aggregate of $1,826,304 and $55,673 of the related ECOs and debt discounts were extinguished, respectively. See Note 8 – Derivative Liabilities for additional details.

During the nine months ended September 30, 2018, the Company elected to convert certain convertible notes with an aggregate principal balance of $105,000 and aggregate accrued interest of $5,637 into an aggregate of 97,424 shares of the Company’s common stock at conversion prices ranging from $0.82 to $2.02 per share.

During the nine months ended September 30, 2018, the Company repaid an aggregate principal amount of $403,280 of convertible notes payable, $21,625 of the respective aggregate accrued interest and an aggregate of $81,709 of prepayment premiums. As a result of the repayments, the Company recorded a loss on extinguishment of notes payable of $106,682 and an aggregate of $24,973 of the related debt discounts were extinguished.

During the nine months ended September 30, 2018, the Company and certain lenders agreed to multiple extensions of the maturity dates of notes payable with an aggregate principal balance of $681,445 from maturity dates ranging between December 2017 to July 2018 to new maturity dates ranging from April 2018 to September 2018. In consideration of the extensions, the Company issued a lender 4,500 shares of the Company’s common stock. The issuance date fair value of the common stock of $9,000 was recorded as debt discount and is being amortized over the term of the note. See below within this Note 5 – Notes Payable – Conversions, Exchanges and Other and Note – 8 Derivative Liabilities for additional details regarding the ECOs of the convertible notes. As of September 30, 2018, there were $80,000 of convertible notes payable past due.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable – Continued

Convertible Notes - Continued

Conversions, Exchanges and Other – Continued

During the nine months ended September 30, 2018, a lender to the Company acquired three convertible promissory notes issued by the Company in the aggregate outstanding amount of $407,295 (inclusive of accrued interest of $7,782) from a different lender to the Company. The Company exchanged the acquired notes for new convertible notes in the aggregate principal amount of $407,295 which accrue interest at a rate of 8% per annum, payable on the maturity date of August 30, 2019. Additionally, the conversion terms of the acquired notes were modified such that the new notes are convertible, at the option of holder, into shares of common stock of the Company at a conversion price equal to the greater of (a) 65% (previously 80%) of fair value of the Company’s common stock or (b) $0.10 per share (previously $1.00 per share). The ECOs of the notes were subject to sequencing and their issuance date fair value of $260,377 was accounted for as a derivative liability (See Note 8 – Derivative Liabilities for additional details). Since the fair value of the new ECO exceeded 10% of the principal amount of the new notes, the note exchanges were accounted for as extinguishments, and accordingly the Company recognized a net loss on extinguishment of $58,942 in connection with the derecognition of the net carrying amount of $608,730 of the extinguished debt ($407,295 of aggregate principal and interest and the derivative liability carrying value of their ECOs of an aggregate of $201,435) and the issuance of the new convertible notes in the aggregate principal amount $407,295 plus the fair value of the new notes’ ECOs of an aggregate of $260,377.

During the nine months ended September 30, 2018, the Company determined that certain ECOs of issued or extended convertible notes were derivative liabilities. The aggregate issuance date value of the bifurcated ECOs was $2,199,136, of which $1,938,759 was recorded as a debt discount and is being amortized over the terms of the respective convertible notes and $260,377 was recognized as part of an extinguishment loss as described above. See Note 8 – Derivative Liabilities for additional details.

During the nine months ended September 30, 2018 and 2017, the contingently adjustable non-bifurcated, beneficial conversion features associated with certain convertible notes were resolved and such notes became convertible during the period. The Company estimated the intrinsic value of the beneficial conversion features based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the adjusted conversion price embedded in the convertible note. During the nine months ended September 30, 2018 and 2017, the Company recognized $69,394 and $10,596, respectively, related to the beneficial conversion feature as debt discount which was immediately amortized.

Other Notes

During the nine months ended September 30, 2018, the Company issued a lender three-month notes payable in the aggregate principal amount of $128,000, which bear no interest, for aggregate cash proceeds of $110,000. The $18,000 difference was recorded as debt discount and is being amortized over the terms of the respective notes. In connection with the issuances of the promissory notes, the Company issued the lender an aggregate of 6,500 shares of the Company’s common stock. The issuance date fair value of the common stock of $9,627 was recorded as debt discount and is being amortized over the terms of the respective notes.

During the nine months ended September 30, 2018, the Company and certain lenders agreed to exchange certain notes with an aggregate principal balance of $542,760 and aggregate accrued interest of $12,064 for an aggregate of 451,493 shares of the Company’s common stock at prices ranging from $1.00 to $1.50 per share. The common stock had an aggregate exchange date value of $677,239 and, as a result, the Company recorded a loss on extinguishment of notes payable of $122,415.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable – Continued

Other Notes - Continued

During the nine months ended September 30, 2018, the Company and certain lenders agreed to multiple extensions of the maturity dates of notes payable with an aggregate principal balance of $1,309,747 from maturity dates ranging between December 2017 to October 2018 to new maturity dates ranging from March 2018 to January 2019. In consideration of the extensions, the Company issued certain lenders an aggregate of 35,000 shares of the Company’s common stock. The aggregate issuance date fair value of the common stock of $60,000 was recorded as debt discount and is being amortized over the terms of the respective notes. Additionally, in connection with a certain extension, the Company increased the stated rate at which the note bears interest, from 0% to 8% per annum, effective June 2018. As of September 30, 2018, the only note that was past due was a convertible note and is referenced within Note 5 – Notes Payable – Convertible Notes.

Note 6 – Commitments and Contingencies

Consulting Agreements

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

On July 10, 2018, as further amended on August 22, 2018, the Company entered into consulting agreement with a consultant for services through December 31, 2018. In consideration of the consulting services, the Company issued the consultant convertible notes in the aggregate principal amount of $170,000 which will be earned and recognized ratably over their respective consulting agreement term. As of September 30, 2018, the Company has recorded an aggregate $131,935 of marketing and promotion expense for services rendered with a corresponding credit to notes payable. The notes mature at dates between January 2019 and February 2019 and bear interest at the rate of 10% per annum, payable at maturity. Pursuant to the notes, the holder has the right, from time to time following the respective issue date, at its election, to convert all or part of the outstanding and earned principal and accrued interest into shares of common stock of the Company, at a price equal to the greater of (a) $0.10 per share, or (b) the lesser of (i) $1.75 per share and (ii) 65% of the fair market value of the Company’s common stock, as defined. The Company may prepay the notes prior to the maturity date provided the principal is prepaid in full, plus interest, plus a prepayment premium of 25% on the principal.

In July 2018, the Company and a consultant agreed to further extend a previously expired consulting agreement from May 2018 to December 2018. In consideration of the extension of the term of the consulting agreement, the Company issued to the consultant an immediately vested five-year warrant for the purchase of 35,000 shares of common stock of the Company at an exercise price of $4.00 per share. The aggregate grant date value of the warrant of $43,106 was recognized immediately as stock-based compensation expense which is reflected as consulting expense in the unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Commitments and Contingencies – Continued

Scientific Advisory Services

In July 2018, the Company entered into an agreement with a consultant to serve as a member of its Scientific Advisory Board and provide advice and guidance in connection with scientific matters relating to the Company’s business. The agreement will continue until terminated by either party for any reason upon ten days written notice. In connection with the agreement, the Company issued the advisor a five-year option to purchase up to 25,000 shares of the Company’s common stock at an exercise price of $1.70 per share. The options vest as follows: (i) 12,500 vest immediately and (ii) 12,500 vest on the one-year anniversary of the grant date. The option was subject to the Company’s sequencing policy and, as a result, the grant date fair value of the option of $35,400 was immediately recognized as stock based-compensation expense and recorded as a derivative liability. See Note 8 – Derivative Liabilities for additional details. In addition, on each one-year anniversary of the agreement date (as long as the consultant remains engaged), options to purchase an additional 5,000 shares are to be granted to the consultant which shall be exercisable for a period of five years from the respective dates of grant at exercise prices equal to the fair market value of the Company’s common stock.

Operating Lease

Rent expense amounted to approximately $31,000 and $92,000 for the three and nine months ended September 30, 2018, respectively. Rent expense amounted to approximately $32,000 and $96,000 for the three and nine months ended September 30, 2017, respectively.

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business, and as of September 30, 2018, none are expected to materially impact the Company’s financial position.

The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Employment Agreements

In January 2018, the Company entered into an employment agreement with its new Senior Vice President of Planning and Business Development (the “Senior VP”). Pursuant to the employment agreement, in the event of the termination of the Senior VP’s employment by the Company without “cause” or the resignation by the Senior VP for “good reason” (each as defined in the employment agreement), the Senior VP would be entitled to receive severance in an amount equal to three months of his then annual base salary. See Note 9 – Subsequent Events for details regarding the Senior VP’s resignation.

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

As of September 30, 2018 and December 31, 2017, the Company accrued approximately $68,000 and $87,000, respectively, for 2016 bonus milestones which were achieved but remain unpaid. In May 2018, the Company’s Compensation Committee and Board of Directors, respectively, approved the new performance-based cash bonuses payable for the year ending December 31, 2018 for certain of the Company’s officers and employees, such that together with the CEO, an aggregate of up to $400,938 could be earned for 2018 pursuant to the satisfaction of such goals. As of September 30, 2018, the Company accrued approximately $178,000 for 2018 bonus milestones which were probable to be achieved.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency

Warrant and Option Valuation

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at an annual rate ranging from 0% to 5% for options granted during the nine months ended September 30, 2018 and 2017. The expected term used for warrants and options issued to non-employees is the contractual life and the expected term used for options issued to employees and directors is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Common Stock and Warrant Offering

During the nine months ended September 30, 2018, the Company issued an aggregate of 70,000 shares of the Company’s common stock and five-year immediately vested warrants to purchase an aggregate of 70,000 shares of the Company’s common stock at an exercise price of $3.50 per share to certain investors for aggregate gross proceeds of $175,000. The warrants had an aggregate issuance date fair value of $87,300, of which $75,000 was recorded as derivative liabilities in connection with the Company’s sequencing policy. See Note 8 – Derivative Liabilities for additional details.

Compensatory Common Stock Issuance

During the three and nine months ended September 30, 2018, the Company issued 35,000 shares of immediately vested common stock valued at $52,500 to a consultant for services rendered. During the three and nine months ended September 30, 2017, the Company issued 10,000 shares of immediately vested common stock valued at $20,000 to a consultant for services rendered.

Stock Warrants

Warrant Compensation

See Note 6 - Commitments and Contingencies for additional details associated with the issuance of common stock and warrants in connection with consulting agreement extensions.

The Company recorded stock–based compensation expense of $43,105 and $91,297 for the three and nine months ended September 30, 2018, respectively, related to stock warrants issued as compensation, which is reflected as consulting expense in the unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2017, the Company recorded stock–based compensation expense of $40,275 and $111,478, respectively, related to stock warrants issued as compensation.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Warrants – Continued

Warrant Modifications and Exercises

During the nine months ended September 30, 2018, the Company issued an aggregate of 207,084 shares of the Company’s common stock pursuant to the exercise of warrants for aggregate gross proceeds of $414,168. The shares were issued pursuant to a warrant repricing program under which the exercise price for certain outstanding and exercisable warrants for the purchase of shares of common stock of the Company was reduced to $2.00 per share (reduced from exercise prices ranging from $4.00 to $5.00 per share). The warrants were exercised over a limited period of time. In connection with the share issuances, the Company issued to the purchasers of such shares additional two-year warrants for the purchase of an aggregate of 51,771 shares of common stock of the Company at an exercise price of $4.00 per share. The Company did not recognize a warrant modification charge as there was no incremental value of the modified warrants and additional warrants issued as compared to the original warrants, both valued as of the respective modification dates.

During the nine months ended September 30, 2018, the Company reduced the exercise price and extend the expiration date of a certain warrant held by an investor for the purchase of 10,000 shares of common stock of the Company. The exercise price of the warrant was reduced from an exercise price of $5.00 per share to $4.00 per share and the expiration date of the warrant was extended from an expiration date in May 2021 to a new expiration date in May 2023. The Company recognized a warrant modification charge of $3,100, which represents the incremental value of the modified warrants as compared to the original warrants, both valued as of the respective modification dates which is reflected in warrant modification expense in the unaudited condensed consolidated statement of operations.

Warrant Activity Summary

In applying the Black-Scholes option pricing model to warrants granted or issued, the Company used the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Risk free interest rate	2.73% - 2.83%	1.99% - 2.14%	1.92% - 2.83%	1.98% - 2.33%
Contractual term (years)	5.00	5.00	1.98 - 5.00	5.00
Expected volatility	139%	130%	128% - 139%	120% - 132%
Expected dividends	0.00%	0.00%	0.00%	0.00%

The weighted average estimated fair value of the warrants granted during the three and nine months ended September 30, 2018 was approximately $1.24 and $1.23 per share, respectively. The weighted average estimated fair value of the warrants granted during the three and nine months ended September 30, 2017 was approximately $1.54 and $1.60 per share, respectively.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Warrants – Continued

Warrant Activity Summary - Continued

A summary of the warrant activity during the nine months ended September 30, 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2017	3,435,134	$4.47
Issued	191,521	3.82
Exercised	(207,084)	2.00
Expired	(6,168)	44.92
Outstanding, September 30, 2018	3,413,403	$4.33	2.1	$-

Exercisable, September 30, 2018	3,413,403	$4.33	2.1	$-

The following table presents information related to stock warrants at September 30, 2018:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$3.50 - $3.99	70,000	4.8	70,000
$4.00 - $4.99	3,024,079	2.0	3,024,079
$5.00 - $5.99	195,989	2.7	195,989
$6.00 - $7.99	40,000	1.8	40,000
$8.00 - $9.99	2,500	1.2	2,500
$10.00 - $14.99	40,400	1.5	40,400
$15.00 - $19.99	35,435	0.9	35,435
$20.00 - $40.00	5,000	0.2	5,000
	3,413,403	2.1	3,413,403

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Risk free interest rate	2.74%	1.78% - 1.88%	2.44% - 2.74%	1.77% - 1.88%
Expected term (years)	5.01	6.00	5.00 - 9.69	5.50 - 6.00
Expected volatility	139%	130%	129% - 139%	120% - 130%
Expected dividends	0.00%	0.00%	0.00%	0.00%

The weighted average estimated fair value of the stock options granted during the three and nine months ended September 30, 2018 was approximately $1.42 and $2.92 per share, respectively. The weighted average estimated fair value of the stock options granted during the three and nine months ended September 30, 2017 was approximately $2.54 and $2.75 per share, respectively.

In January 2018, the Company granted a ten-year option to a consultant of the Company to purchase 10,000 shares of the Company’s common stock at an exercise price of $3.20 per share. The options vest ratably over three years on the issuance date anniversaries. The option had an aggregate grant date value of $33,700. During the three months ended March 31, 2018, the option was forfeited in connection with the consultant’s termination and accordingly, no expense related to the option was recognized.

In January 2018, the Company granted the Senior VP a ten-year option to purchase 500,000 shares of the Company’s common stock at an exercise price of $3.40 per share. The option grant provided for vesting based upon the achievement of a certain performance condition. The grant date value of the option was $1,491,300, which is recognizable to the extent such milestone is deemed probable to occur. See Note 9 – Subsequent Events for additional details regarding the Senior VP’s resignation.

See Note 6 - Commitments and Contingencies for details associated with the issuance of a stock option in connection with the Company entering into an agreement with a consultant to serve as a member of its Scientific Advisory Board.

A summary of the option activity during the nine months ended September 30, 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2017	3,122,202	$4.25
Granted	535,000	3.32
Forfeited	(68,751)	4.01
Outstanding, September 30, 2018	3,588,451	$4.12	7.5	$1,250

Exercisable, September 30, 2018	2,590,627	$4.43	6.9	$625

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options - Continued

The following table presents information related to stock options at September 30, 2018:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.70 - $2.99	218,500	8.2	77,003
$3.00 - $3.99	2,127,000	8.1	1,278,673
$4.00 - $4.99	1,165,451	5.7	1,157,451
$5.00 - $5.99	5,000	5.7	5,000
$6.00 - $19.99	37,500	5.3	37,500
$20.00 - $30.00	35,000	3.5	35,000
	3,588,451	6.9	2,590,627

The following table presents information related to stock option expense:

						Weighted
						Average
	For the		For the			Remaining
	Three Months Ended		Nine Months Ended		Unrecognized at	Amortization
	September 30,		September 30,		September 30,	Period
	2018	2017	2018	2017	2018	(Years)
Consulting	$163,757	$301,622	$669,574	$1,284,781	$400,486	0.7
Research and development	98,148	157,960	242,586	522,883	289,070	1.5
General and administrative	(488,463)	281,785	523,089	1,145,611	1,812,016	0.4
	$(226,558)	$741,367	$1,435,249	$2,953,275	$2,501,572	0.6

Note 8 – Derivative Liabilities

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2018	$216,073
Issuance of derivative liabilities	2,309,536
Extinguishment of derivative liabilities in connection with convertible note repayments, conversions and exchanges	(2,027,739)
Change in fair value of derivative liabilities	557,274
Reclassification of derivative liabilities to equity	(105,187)
Ending balance as of September 30, 2018	$949,957

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Derivative Liabilities – Continued

In applying the Multinomial Lattice and Black-Scholes option pricing models to derivatives issued and outstanding during the nine months ended September 30, 2018, the Company used the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Risk free interest rate	1.93% - 2.94%	1.30% - 1.34%	1.22% - 2.94%	1.30% - 1.34%
Expected term (years)	0.25 - 5.00	0.75 - 0.91	0.25 - 5.00	0.75 - 0.91
Expected volatility	120% - 208%	111% - 133%	100% - 208%	111% - 133%
Expected dividends	0.00%	0.00%	0.00%	0.00%

During the nine months ended September 30, 2018, the Company recorded new derivative liabilities in the aggregate amount of $2,199,136, $75,000 and $35,400 related to the ECOs of certain convertible notes payable, warrants and stock options effected by sequencing, respectively. See Note 5 – Notes Payable – Convertible Notes and Other Notes for additional details. See Note 6 – Commitments and Contingencies for a stock option issued and deemed to be a derivative liability. See Note 7 – Stockholders’ Deficiency for warrants issued and deemed to be derivative liabilities.

During the nine months ended September 30, 2018, the Company extinguished an aggregate of $2,027,739 of derivative liabilities in connection with repayments, conversions and exchanges of certain convertible notes payable into shares of the Company’s common stock. See Note 5 – Notes Payable – Convertible Notes and Other Notes for additional details.

During the nine months ended September 30, 2018, the Company reclassified an aggregate of $105,187 of derivative liabilities to equity as a result of a change in the sequencing status.

On September 30, 2018, the Company recomputed the fair value of ECOs recorded as derivative liabilities to be $760,821. The Company recorded a loss on the change in fair value of these derivative liabilities of $579,772 and $558,552 for the three and nine months ended September 30, 2018, respectively.

On September 30, 2018, the Company recomputed the fair value of the derivative liabilities related to outstanding warrants to be $152,017. These warrants are either redeemable for cash equal to the Black-Scholes value, as defined, at the election of the warrant holder upon a fundamental transaction pursuant to the warrant terms or were issued subsequent to the commencement of sequencing. The Company recorded a loss on the change in fair value of these derivative liabilities of $33,831 during the three months ended September 30, 2018 and a gain on the change in fair value of these derivative liabilities of $2,997 during the nine months ended September 30, 2018.

On September 30, 2018, the Company recomputed the fair value of the derivative liabilities related to an outstanding consultant stock option to be $37,119. The stock option was issued subsequent to the commencement of sequencing. The Company recorded a loss on the change in fair value of these derivative liabilities of $1,719 during the three and nine months ended September 30, 2018.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Subsequent Events

Employment Agreements

Former Senior VP

In October 2018, the Senior VP resigned from the Company (the “Former Senior VP”). The Former Senior VP is entitled to any accrued unpaid salary and unused vacation days as well as any accrued unpaid bonus that may be payable to him through his termination date pursuant to his employment agreement. Additionally, the Former Senior VP’s unvested option to purchase 500,000 shares was forfeited as of the termination date.

Executive Vice President

In October 2018, the Company entered into an employment agreement with its new Executive Vice President and Chief Strategy Officer (the “Executive VP”). Pursuant to the employment agreement, in the event of the termination of the Executive VP’s employment by the Company without cause or the resignation by the Executive VP for good reason (each as defined in the employment agreement) the Executive VP would be entitled to receive severance in an amount equal to six months of his then annual base salary. Additionally, in connection with the employment agreement, the Executive VP was granted a ten-year option to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $1.42 per share. The option vests as follows: (i) 100,000 options vested immediately, (ii) 150,000 options vest upon the earlier of (a) the achievement of a certain performance condition or (b) the first anniversary of the issuance date, and (iii) 250,000 options vest on the second anniversary of the date of grant. The grant date value of the option will be recognized over the respective expected vesting period.

Scientific Advisory Services

In October 2018, the Company entered into an agreement with a consultant to serve as Chairman of the Disc Committee of its Scientific Advisory Board (the “Disc Committee Chairman”) and provide advice and guidance in connection with scientific matters relating to the Company’s business. The agreement will continue until terminated by either party for any reason upon thirty days written notice. In connection with the agreement, the Company issued the Disc Committee Chairman a ten-year option to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $1.80 per share. The option vests as follows: (i) 25,000 vest immediately and (ii) 50,000 vest upon the achievement of certain performance conditions. The grant date value of the option will be recognized over the respective expected vesting period.

Stock Options

Subsequent to September 30, 2018, the Company issued ten-year options to employees, directors and Scientific Advisory Board members of the Company to purchase an aggregate of 995,000 shares of common stock of the Company at an exercise price of $1.23 per share. The options vest as follows: (i) 216,667 options vested immediately, (ii) 331,671 options vest on the one-year anniversary of the respective issuance date, (iii) 331,666 options vest on the two-year anniversary of the respective issuance date, and (iv) 114,996 options vest on the three-year anniversary of the respective issuance date. The grant date value of the options will be recognized over the respective expected vesting period.

Stock Warrants

Subsequent to September 30, 2018, the Company issued to a consultant an immediately vested five-year warrant for the purchase of 75,000 shares of common stock of the Company at an exercise price of $2.00 per share for services rendered. The aggregate grant date value of the warrant will be recognized immediately as stock-based compensation expense.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 - Subsequent Events – Continued

Notes Payable

Subsequent to September 30, 2018, in consideration of consulting services to be performed, the Company issued the consultant a convertible note in the principal amount of $90,000. The note matures in April 2019 and bears interest at the rate of 10% per annum, payable at maturity. Pursuant to the note, the holder has the right, at its election, at certain times, to convert all or part of the outstanding and earned principal and accrued interest into shares of common stock of the Company at a price generally equal to the lesser of (i) $1.27 per share or (ii) 65% of the fair market value of the Company’s common stock. The Company may prepay the note prior to the maturity date provided the principal is prepaid in full, plus interest, plus a prepayment premium of 25% on the principal.

Subsequent to September 30, 2018, in addition to the convertible note described above, the Company issued convertible promissory notes in the aggregate principal amount of $1,230,000 for aggregate cash proceeds of $1,138,980. The convertible notes bear interest at a rate of 12% per annum payable at maturity with original maturity dates ranging between April 2019 to October 2019. The convertible notes are convertible as follows: (i) $880,000 of aggregate principal and the respective accrued interest is convertible into shares of the Company's common stock at the election of the holder after the 180th day following the issue date at a conversion price equal to 58% of the fair value of the Company's common stock and (ii) $350,000 of principal and the respective accrued interest is convertible into shares of the Company’s common stock at the election of the holder at any time immediately on or after the issue date until the balance has been paid in full at a conversion price equal to 58% of the fair value of the Company's common stock. In connection with the issuances of certain convertible promissory notes in the aggregate principal amount of $635,000, the Company issued to certain lenders an aggregate of 24,916 shares of common stock of the Company. The issuance date fair value of the common stock will be recorded as a debt discount and will be amortized over the terms of the respective notes. In the event that the Company elects to prepay any of the respective notes during the first ninety-day period following the issue date, the holder is entitled to receive a prepayment premium of up to 35%, depending on the note, of the then outstanding principal balance plus accrued interest. In the event that the Company elects to prepay any of the notes during the second ninety-day period following the issue date, the holder is entitled to receive a prepayment premium up to 40%, depending on the note, of the then outstanding principal balance plus accrued interest. Of the aforementioned note issuances, a certain note in the principal amount of $55,000 may be redeemed, in cash, at a premium of 35% of the then outstanding principal and balance and accrued interest during the period between 150 days to 179 days following the respective issuance date.

Subsequent to September 30, 2018, the Company and certain lenders agreed to exchange an aggregate principal amount of $1,211,422 and aggregate accrued interest of $91,601 of certain convertible notes payable for an aggregate of 1,707,181 shares of the Company’s common stock at prices ranging from $0.59 to $1.01 per share.

Subsequent to September 30, 2018, the Company repaid an aggregate principal amount of $135,022 of convertible notes payable, $6,749 of the respective aggregate accrued interest and an aggregate of $49,620 of prepayment premiums.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of BioRestorative Therapies, Inc. (together with its subsidiary, “BRT”) for the three and nine months ended September 30, 2018 and 2017 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to BRT. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018.

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

As of September 30, 2018, our accumulated deficit was $60,351,797, our stockholders’ deficiency was $8,938,147 and our working capital deficiency was $8,741,382. We have historically only generated a modest amount of revenue, and our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year. These conditions indicate that there is substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date.

Based upon our working capital deficiency as of September 30, 2018, and our forecast for continued operating losses, we require equity and/or debt financing to continue our operations. As of September 30, 2018, our outstanding debt of $4,929,117, with interest at rates ranging between 0% and 15% per annum, was due on various dates through September 2019. Subsequent to September 30, 2018, we have received aggregate debt financings of $1,138,980, debt (inclusive of accrued interest) of $1,303,023 has been exchanged for common stock, and $191,391 of debt (inclusive of accrued interest and prepayment premiums) has been repaid. Giving effect to the above actions, we currently have a note payable in the principal amount of $7,500 which is past due. Based upon our working capital deficiency and outstanding debt, we expect to be able to fund our operations through December 2018 while we continue to apply efforts to raise additional capital. We anticipate that we will require approximately $20,000,000 in financing to commence and complete a Phase 2 clinical trial with regard to our Disc/Spine Program. We anticipate that we will require approximately $45,000,000 in further additional funding to complete our clinical trials using BRTX-100 (assuming the receipt of no revenues). We will also require a substantial amount of additional funding if we determine to establish a manufacturing operation with regard to our Disc/Spine Program (as opposed to utilizing a third party manufacturer) and to implement our other programs, including our metabolic ThermoStem Program. No assurance can be given that the anticipated amounts of required funding are correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise.

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

Consolidated Results of Operations

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended September 30, 2018 and 2017, respectively:

	For The Three Months Ended
	September 30,
	2018	2017

Revenues	$26,000	$16,000

Operating Expenses
Marketing and promotion	155,161	6,988
Consulting	417,601	523,917
Research and development	357,436	490,654
General and administrative	284,472	738,077

Total Operating Expenses	1,214,670	1,759,636

Loss From Operations	(1,188,670)	(1,743,636)

Other Expense
Interest expense	(257,298)	(114,202)
Amortization of debt discount	(540,488)	(159,977)
Loss on extinguishment of notes payable, net	(320,383)	-
Change in fair value of derivative liabilities	(615,322)	(15,311)
Warrant modification expense	(3,100)	(18,962)

Total Other Expense	(1,736,591)	(308,452)

Net Loss	$(2,925,261)	$(2,052,088)

Revenues

For the three months ended September 30, 2018 and 2017, we generated $26,000 and $16,000, respectively, of royalty revenue in connection with our sublicense agreement.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the three months ended September 30, 2018, marketing and promotion expenses increased by $148,173, from $6,988 to $155,161 as compared to the three months ended September 30, 2017. The increase is primarily due to the engagement of a marketing consultant in 2018 for which there was no similar expense in 2017.

We expect that marketing and promotion expenses will continue to increase in the future as we increase our marketing activities following any full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended September 30, 2018, consulting expenses decreased by $106,316, or 20%, from $523,917 to $417,601, as compared to the three months ended September 30, 2017. The decrease is primarily due to a reduction of approximately $155,000 of stock-based compensation to consultants in the three months ended September 30, 2018, partially offset by an increased use of consultants in connection with clinical trials and strategic planning.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; (c) our former President, Disc/Spine Division (in 2017); and (d) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended September 30, 2018, research and development expenses decreased by $133,218, or 27%, from $490,654 to $357,436, as compared to the three months ended September 30, 2017. The decrease was primarily a result of a reduction in research and development staffing.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and stock-based compensation to employees (excluding any cash or non-cash compensation of our research and development staff but including corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses). For the three months ended September 30, 2018, general and administrative expenses decreased by $453,605, or 61%, from $738,077 to $284,472, as compared to the three months ended September 30, 2017. The decrease is primarily related to a reduction of stock option amortization of approximately $770,000, partially offset by $88,000 of salary expenses in connection with a new Senior VP, an increase of approximately $167,000 in professional fees related to legal and financial services rendered and the initiatives associated with raising capital.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the three months ended September 30, 2018, interest expense increased $143,096 or 125%, as compared to the three months ended September 30, 2017. The increase was due to an increase in interest-bearing short-term borrowings and the amortization of related cash discounts as compared to the three months ended September 30, 2017.

Amortization of debt discount

For the three months ended September 30, 2018, amortization of debt discount increased $380,511, or 238%, as compared to the three months ended September 30, 2017. The increase was due to the timing of the recognition of debt discount amortization related to bifurcated embedded conversion options (“ECOs”) of notes and other original issue discount expenses during the three months ended September 30, 2018.

Loss on extinguishment of notes payable, net

For the three months ended September 30, 2018, we recorded a loss on extinguishment of notes payable, net, of $320,383, which is associated with debt repayments and investors’ exchanges of debt into equity securities. We did not record a gain or loss on extinguishment of notes payable for the three months ended September 30, 2017.

Change in fair value of derivative liabilities

For the three months ended September 30, 2018, we recorded a net loss related to the change in fair value of derivative liabilities of $615,322, as compared to a net loss of $15,311 for the three months ended September 30, 2017. The increase was primarily due to increased convertible note issuances with ECOs that were bifurcated because they were deemed to be derivative liabilities (in some cases, as a result of sequencing).

Warrant modification expense

During the three months ended September 30, 2018 and 2017, we recorded expense related to the modification of the expiration dates and exercise prices of certain outstanding warrants of $3,100 and $18,962, respectively.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

The following table presents selected items in our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2018 and 2017, respectively:

	For The Nine Months Ended
	September 30,
	2018	2017

Revenues	$82,000	$43,000

Operating Expenses
Marketing and promotion	213,715	45,111
Consulting	1,268,485	1,863,361
Research and development	1,137,381	1,907,232
General and administrative	2,932,162	3,029,318

Total Operating Expenses	5,551,743	6,845,022

Loss From Operations	(5,469,743)	(6,802,022)

Other Expense
Interest expense	(648,940)	(307,406)
Amortization of debt discount	(1,884,116)	(376,886)
Loss on extinguishment of notes payable, net	(384,171)	(59,938)
Change in fair value of derivative liabilities	(557,274)	(15,311)
Warrant modification expense	(3,100)	(23,462)

Total Other Expense	(3,477,601)	(783,003)

Net Loss	$(8,947,344)	$(7,585,025)

Revenues

For the nine months ended September 30, 2018 and 2017, we generated $82,000 and $43,000, respectively, of royalty revenue in connection with our sublicense agreement.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the nine months ended September 30, 2018, marketing and promotion expenses increased by $168,604, or 374%, from $45,111 to $213,715 as compared to the nine months ended September 30, 2017. The increase is primarily due to the engagement of a marketing consultant in 2018 for which there was no similar expense in 2017.

We expect that marketing and promotion expenses will continue to increase in the future as we increase our marketing activities following any full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the nine months ended September 30, 2018, consulting expenses decreased $594,876, or 32%, from $1,863,361 to $1,268,485, as compared to the nine months ended September 30, 2017. The decrease is primarily due to a reduction of approximately $645,000 of stock-based compensation to consultants in the nine months ended September 30, 2018, partially offset by an increased use of consultants in connection with clinical trials and strategic planning.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; (c) our former President, Disc/Spine Division; and (d) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the nine months ended September 30, 2018, research and development expenses decreased by $769,851, or 40%, from $1,907,232 to $1,137,381, as compared to the nine months ended September 30, 2017. The decrease was primarily a result of a reduction in research and development staffing costs of approximately $474,000 and a decrease of approximately $280,000 of stock-based compensation expense.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and stock-based compensation to employees (excluding any cash or non-cash compensation of our research and development staff but including corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses). For the nine months ended September 30, 2018, general and administrative expenses decreased by $97,156, or 3%, from $3,029,318 to $2,932,162, as compared to the nine months ended September 30, 2017. The decrease is primarily related to a reduction of stock option amortization of approximately $622,000, partially offset by $228,000 of salary expenses in connection with a new Senior VP, an increase of approximately $170,000 in professional fees related to legal and financial services rendered and the initiatives associated with raising capital and approximately $104,000 related to our Chief Executive Officer’s bonuses in 2018.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the nine months ended September 30, 2018, interest expense increased $341,534, or 111%, as compared to the nine months ended September 30, 2017. The increase was due to an increase in interest-bearing short-term borrowings and the related cash discounts being amortized as compared to the nine months ended September 30, 2017.

Amortization of debt discount

For the nine months ended September 30, 2018, amortization of debt discount increased $1,507,230, or 400%, as compared to the nine months ended September 30, 2017. The increase was due to the timing of the recognition of debt discount amortization related to bifurcated ECOs of notes and other original issue discount expenses during the nine months ended September 30, 2018.

Loss on extinguishment of notes payable, net

For the nine months ended September 30, 2018, we recorded a loss on extinguishment of notes payable, net, of $384,171, which is associated with debt repayments and investors’ exchanges of debt into equity securities, as compared to a loss on extinguishment of notes payable, net, of $59,938 for the nine months ended September 30, 2017.

Change in fair value of derivative liabilities

For the nine months ended September 30, 2018, we recorded a net loss related to the change in fair value of derivative liabilities of $557,274, as compared to the recorded net loss related to the change in fair value of derivative liabilities of $15,311 during the nine months ended September 30, 2017. The increase was primarily due to increased convertible note issuances with ECOs that were bifurcated and deemed to be derivative liabilities (in some cases, as a result of sequencing).

Warrant modification expense

During the nine months ended September 30, 2018 and 2017, we recorded expense related to the modification of the expiration dates and exercise prices of certain outstanding warrants of $3,100 and $23,462, respectively.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	September 30, 2018	December 31, 2017
Cash	$105,374	$451,680

Working Capital Deficiency	$(8,741,382)	$(7,833,592)

Notes Payable (Gross)	$4,929,117	$3,999,335

Availability of Additional Funds

Based upon our working capital deficiency and stockholders’ deficiency of $8,741,382 and $8,938,147, respectively, as of September 30, 2018, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern within the next twelve months from the date of this filing.

As of September 30, 2018, our outstanding debt of $4,929,117, together with interest at rates ranging between 0% and 15% per annum, was due on various dates through September 2019. Subsequent to September 30, 2018, we have received aggregate debt financings of $1,138,980, debt (inclusive of accrued interest) of $1,303,023 has been exchanged for common stock, and $191,391 of debt (inclusive of accrued interest and prepayment premiums) has been repaid. Giving effect to the above actions, we currently have a note payable in the principal amount of $7,500 which is past due. As of the date of filing, our outstanding debt was as follows:

Principal
Maturity Date	Amount
Past Due	$7,500
QE 12/31/2018	720,000
QE 3/31/2019	1,540,293
QE 6/30/2019	1,444,042
QE 9/30/2019	1,082,933
QE 12/31/2019	85,000
$4,879,768

Based upon our working capital deficiency, outstanding debt and forecast for continued operating losses we expect that the cash we currently have available will fund our operations through December 2018. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes). Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

During the nine months ended September 30, 2018 and 2017, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the nine months ended September 30, 2018 and 2017 in the amounts of $3,551,542 and $2,494,088, respectively. The net cash used in operating activities for the nine months ended September 30, 2018 was primarily due to cash used to fund a net loss of $8,947,344, adjusted for non-cash expenses in the aggregate amount of $5,150,620, plus $245,182 of cash generated by changes in the levels of operating assets and liabilities, primarily as a result of decreases in accrued interest, expenses and other current liabilities, partially offset by an increase in accounts payable. The net cash used in operating activities for the nine months ended September 30, 2017 was primarily due to cash used to fund a net loss of $7,585,025, adjusted for non-cash expenses in the aggregate amount of $3,989,867 plus $1,101,070 of cash generated by changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable, plus accrued interest, expenses and other current liabilities.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2018, net cash used in investing activities was $12,869, due to cash used for the purchase of office and computer equipment. During the nine months ended September 30, 2017, there was no net cash used in or provided by investing activities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2018 and 2017 was $3,218,105 and $2,463,000, respectively. During the nine months ended September 30, 2018, $2,628,937 of net proceeds were from debt financings and $589,168 of proceeds were from equity financings (including proceeds received in connection with the exercise of common stock purchase warrants). During the nine months ended September 30, 2017, $1,264,000 of net proceeds were from debt financings and other borrowings and $1,199,000 of proceeds were from equity financings (including proceeds received in connection with the exercise of common stock purchase warrants).

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

Recently Issued Accounting Pronouncements

For a description of our recently issued accounting pronouncements, see Note 3 – Summary of Significant Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2018, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as transactions by an issuer not involving any public offering or Section 3(a)(9) of the Securities Act as a security exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2017, our Quarterly Reports on Form 10-Q for the periods ended March 31, 2018 and June 30, 2018, Current Reports on Form 8-K filed with the Securities and Exchange Commission, and press releases made by us), and we were available to answer questions by prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficiency and for other corporate purposes.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price	Term (Years)	Purchaser(s)	Consideration (1)
7/11/18	5,000	-	$-	-	(2)	$6,774	(3)
7/11/18	46,620	-	$-	-	(2)	$50,000	(4)
7/11/18	10,000	-	$-	-	(2)	$15,000	(5)
7/13/18	-	35,000	$4.00	5	(6)	$43,106	(7)
7/23/18 - 8/6/18	60,000	60,000	$3.50	5	(2)	$150,000	(8)
7/30/18	15,213	-	$-	-	(2)	$20,000	(4)
7/30/18	35,000	-	$-	-	(2)	$32,216	(4)
7/31/18	193,639	-	$-	-	(2)	$200,000	(4)
8/6/18	104,583	-	$-	-	(2)	$104,583	(4)
8/7/18	8,333	-	$-	-	(2)	$12,222	(3)
8/10/18	45,000	-	$-	-	(2)	$41,421	(4)
8/20/18 - 9/28/18	422,655	-	$-	-	(2)	$528,319	(4)
8/20/18	18,939	-	$-	-	(2)	$25,000	(4)
8/21/18	35,000	-	$-	-	(6)	$52,500	(7)
8/24/18	200,000	-	$-	-	(2)	$200,000	(4)
9/3/18	57,537	-	$-	-	(2)	$47,805	(4)
9/3/18	35,169	-	$-	-	(2)	$29,220	(4)
9/5/18	215,500	-	$-	-	(2)	$215,500	(4)
9/6/18	10,247	-	$-	-	(2)	$9,599	(4)
9/6/18	5,337	-	$-	-	(2)	$5,000	(4)
9/6/18	5,337	-	$-	-	(2)	$5,000	(4)
9/17/18 - 9/20/18	70,406	-	$-	-	(2)	$57,732	(9)
9/20/18	123,671	-	$-	-	(2)	$125,000	(4)
9/25/18	102,747	-	$-	-	(2)	$92,370	(4)
9/25/18	148,405	-	$-	-	(2)	$150,000	(4)

(1)	The value of the non-cash consideration was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares.
(2)	Accredited investor.
(3)	Issued in connection with issuance of debt.
(4)	Issued in connection with the exchange of convertible notes payable.
(5)	Issued in connection with notes payable maturity extension.
(6)	Consultant.
(7)	Issued in consideration of consulting services.
(8)	Issued for cash consideration.
(9)	Issued in connection with the conversion of convertible notes payable.

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

Date: November 13, 2018	BIORESTORATIVE THERAPIES, INC.

	By:	/s/ Mark Weinreb
Mark Weinreb
Chief Executive Officer
(Principal Executive and Financial Officer)

