Form 10-Q
period 2019-03-31
BioRestorative Therapies, Inc.
filed 2019-05-15
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-54402

BIORESTORATIVE THERAPIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1835664
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 Marcus Drive, Melville, New York	11747
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 760-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

As of May 14, 2019, there were 17,481,068 shares of common stock outstanding.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets

Current Assets:
Cash	$496,279	$117,523
Accounts receivable	29,000	29,000
Prepaid expenses and other current assets	122,045	34,464
Total Current Assets	647,324	180,987

Property and equipment, net	141,297	175,235
Intangible assets, net	795,334	814,059
Security deposit	-	22,100
Total Assets	$1,583,955	$1,192,381

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$1,567,556	$1,893,827
Accrued expenses and other current liabilities	2,493,867	2,302,176
Accrued interest	402,065	338,619
Current portion of notes payable, net of debt discount of $2,440,769 and $936,866 at March 31, 2019 and December 31, 2018, respectively	3,513,005	3,625,659
Derivative liabilities	751,893	1,094,607
Total Current Liabilities	8,728,386	9,254,888

Accrued expenses, non-current portion	-	36,500
Accrued interest, non-current portion	20,201	18,137
Notes payable, non-current portion, net of debt discount of $16,394 and $75,497 at March 31, 2019 and December 31, 2018, respectively	488,112	523,894
Total Liabilities	9,236,699	9,833,419

Commitments and contingencies (See Note 6)

Stockholders’ Deficiency:
Preferred stock, $0.01 par value; Authorized, 20,000,000 shares; None issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value; Authorized, 75,000,000 shares; Issued and outstanding 14,732,411 and 11,728,394 shares at March 31, 2019 and December 31, 2018, respectively	14,732	11,728
Additional paid-in capital	60,137,952	55,269,490
Accumulated deficit	(67,805,428)	(63,922,256)
Total Stockholders’ Deficiency	(7,652,744)	(8,641,038)
Total Liabilities and Stockholders’ Deficiency	$1,583,955	$1,192,381

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended
	March 31,
	2019	2018
Revenues	$29,000	$19,000

Operating Expenses:
Marketing and promotion	15,837	41,023
Consulting	599,734	432,930
Research and development	455,006	407,130
General and administrative	1,286,759	1,368,655
Total Operating Expenses	2,357,336	2,249,738
Loss From Operations	(2,328,336)	(2,230,738)

Other (Expense) Income:
Interest expense	(316,944)	(161,259)
Amortization of debt discount	(743,142)	(261,646)
Loss on extinguishment of notes payable, net	(448,486)	(18,837)
Change in fair value of derivative liabilities	(46,264)	164,820
Total Other Expense	(1,554,836)	(276,922)
Net Loss	$(3,883,172)	$(2,507,660)

Net Loss Per Share
- Basic and Diluted	$(0.28)	$(0.39)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	13,645,991	6,392,819

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Deficiency

(unaudited)

	Three Months Ended March 31, 2019
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2019	11,728,394	$11,728	$55,269,490	$(63,922,256)	$(8,641,038)

Shares and warrants issued for cash	1,000,000	1,000	99,000	-	100,000

Shares issued in satisfaction of accrued consulting services	10,000	10	7,190	-	7,200

Shares issued in exchange for notes payable and accrued interest	1,984,017	1,984	1,508,298	-	1,510,282

Shares issued and recorded as debt discount in connection with a note payable extension	10,000	10	7,042	-	7,052

Reclassification of derivative liabilities to equity	-	-	2,517,254	-	2,517,254

Stock-based compensation: - options	-	-	729,678	-	729,678

Net loss	-	-	-	(3,883,172)	(3,883,172)
Balance - March 31, 2019	14,732,411	$14,732	$60,137,952	$(67,805,428)	$(7,652,744)

	Three Months Ended March 31, 2018
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2018	6,112,473	$6,112	$44,561,773	$(51,404,453)	$(6,836,568)

Exercise of warrants for purchase of common stock	207,084	207	413,961	-	414,168

Shares and warrants issued in satisfaction of accrued services	19,000	19	37,981	-	38,000

Conversion of notes payable and accrued interest into common stock	27,018	27	52,877	-	52,904

Shares issued in exchange for notes payable and accrued interest	84,678	85	173,841	-	173,926

Shares issued and recorded as debt discount connection with note payable issuances or extensions	33,000	33	61,174	-	61,207

Reclassification of derivative liabilities to equity	-	-	9,397	-	9,397

Beneficial conversion features related to convertible notes payable	-	-	21,518	-	21,518

Stock-based compensation:
- options and warrants	-	-	882,812	-	882,812

Net loss	-	-	-	(2,507,660)	(2,507,660)
Balance - March 31, 2018	6,483,253	$6,483	$46,215,334	$(53,912,113)	$(7,690,296)

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Three Months Ended
	March 31,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(3,883,172)	$(2,507,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	743,142	261,646
Accretion of interest expense	127,743	67,562
Depreciation and amortization	52,663	60,584
Stock-based compensation	785,678	882,812
Loss on extinguishment of note payables, net	263,848	18,837
Gain on settlement of payables	(29,300)	-
Change in fair value of derivative liabilities	46,264	(164,820)
Changes in operating assets and liabilities:
Accounts receivable	-	19,000
Prepaid expenses and other current assets	(87,581)	12,685
Security deposit	22,100	-
Accounts payable	(289,771)	(68,870)
Accrued interest, expenses and other current liabilities	268,224	260,023
Total Adjustments	1,903,010	1,349,459
Net Cash Used In Operating Activities	(1,980,162)	(1,158,201)

Cash Flows From Financing Activities
Proceeds from notes payable	3,073,918	420,500
Repayments of notes payable	(1,315,000)	(119,583)
Proceeds from exercise of warrants	-	414,168
Sales of common stock and warrants for cash	600,000	-
Net Cash Provided By Financing Activities	2,358,918	715,085

Net Increase (Decrease) In Cash	378,756	(443,116)

Cash - Beginning	117,523	451,680
Cash - Ending	$496,279	$8,564

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Statements of Cash Flows - Continued

(unaudited)

	For The Three Months Ended
	March 31,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$126,169	$9,198
Income tax	$-	$-

Non-cash investing and financing activities:
Shares issued and recorded as debt discount in connection with notes payable issuances or extensions	$7,052	$61,207
Shares issued in exchange for notes payable and accrued interest	$1,510,282	$173,926
Conversion of notes payable and accrued interest into common stock	$-	$52,904
Shares and warrants issued in satisfaction of accrued consulting services	$7,200	$38,000
Reclassification of derivative liabilities to equity	$2,517,254	$9,397
Bifurcated embedded conversion options and warrants recorded as derivative liability and debt discount	$2,331,602	$235,614
Beneficial conversion features recorded as debt discount	$-	$21,518
Warrants issued for consulting services recorded as derivative liabilities	$56,000	$-
Accrued interest reclassified to notes payable principal	$23,013	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2019 and for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year ending December 31, 2019 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2018 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 29, 2019.

Note 2 – Going Concern and Management’s Plans

As of March 31, 2019, the Company had a working capital deficiency and a stockholders’ deficiency of $8,081,062 and $7,652,744, respectively. During the three months ended March 31, 2019, the Company incurred a net loss of $3,883,172. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the filing date of this report.

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

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Going Concern and Management’s Plans – Continued

Subsequent to March 31, 2019, the Company has received aggregate equity and debt financings of $556,000 and $728,280, respectively, debt (inclusive of accrued interest) of $528,028 has been exchanged for common stock, and $573,400 of debt (inclusive of accrued interest and prepayment premiums) has been repaid. As a result, the Company expects to have the cash required to fund its operations through June 2019 while it continues to apply efforts to raise additional capital. While there can be no assurance that it will be successful, the Company is in negotiations to raise additional capital. As of the filing date of this report, the Company has notes payable with an aggregate principal balance of $190,028 which are past due. The Company is currently in the process of negotiating an extension with respect to these notes though there can be no assurance that the Company will be successful. See Note 9 – Subsequent Events for additional details.

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

Revenue Recognition

On January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

The five-step process outlined in the ASC 606 is as follows:

Step 1 – Identify the Contract with the Customer – A contract exists when (a) the parties to the contract have approved the contract and are committed to perform their respective obligations, (b) the entity can identify each party’s rights regarding the goods or services to be transferred, (c) the entity can identify the payment terms for the goods or services to be transferred, (d) the contract has commercial substance and it is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

Step 2 – Identify Performance Obligations in the Contract – Upon execution of a contract, the Company identifies as performance obligations each promise to transfer to the customer either (a) goods or services that are distinct or (b) a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. To the extent a contract includes multiple promised goods or services, the Company must apply judgement to determine whether the goods or services are capable of being distinct within the context of the contract. If these criteria are not met, the goods or services are accounted for as a combined performance obligation.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies – Continued

Revenue Recognition – Continued

Step 3 – Determine the Transaction Price – When (or as) a performance obligation is satisfied, the Company shall recognize as revenue the amount of the transaction price that is allocated to the performance obligation. The contract terms are used to determine the transaction price. Generally, all contracts include fixed consideration. If a contract did include variable consideration, the Company would determine the amount of variable consideration that should be included in the transaction price based on expected value method. Variable consideration would be included in the transaction price, if in the Company’s judgement, it is probable that a significant future reversal of cumulative revenue under the contract would not occur.

Step 4 – Allocate the Transaction Price – After the transaction price has been determined, the next step is to allocate the transaction price to each performance obligation in the contract. If the contract only has one performance obligation, the entire transaction price will be applied to that obligation. If the contract has multiple performance obligations, the transaction price is allocated to the performance obligations based on the relative standalone selling price (SSP) at contract inception.

Step 5 – Satisfaction of the Performance Obligations (and Recognize Revenue) – Revenue is recognized when (or as) goods or services are transferred to a customer. The Company satisfies each of its performance obligations by transferring control of the promised good or service underlying that performance obligation to the customer. Control is the ability to direct the use of, and obtain substantially all of the remaining benefits from, an asset. It includes the ability to prevent other entities from directing the use of, and obtaining the benefits from, an asset. Indicators that control has passed to the customer include: a present obligation to pay; physical possession of the asset; legal title; risks and rewards of ownership; and acceptance of the asset. Performance obligations can be satisfied at a point in time or over time.

The Company recognizes all of its revenue pursuant to a license agreement between the Company and a stem cell treatment company (“SCTC”) entered into in January 2012, as amended in November 2015. Pursuant to the license agreement, the SCTC granted to the Company a license to use certain intellectual property related to, among other things, stem cell disc procedures and the Company has granted to the SCTC a non-exclusive sublicense to use, and the right to sublicense to third parties the right to use, in certain locations in the United States and the Cayman Islands, certain of the licensed intellectual property. In consideration of the sublicenses, the SCTC has agreed to pay the Company royalties on a per disc procedure basis.

The Company recognizes sublicensing and royalty revenue on a per disc procedure basis when the third-party sale occurs. All sales have fixed pricing and there are currently no variable components included in the Company’s revenue. The timing of the Company’s revenue recognition may differ from the timing of receiving royalty payments. A receivable is recorded when revenue is recognized prior to receipt of a royalty payment and the Company has an unconditional right to the royalty payment. Alternatively, when a royalty payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. During the three months ended March 31, 2019 and 2018, the Company recognized $29,000 and $19,000, respectively, of revenue related to the Company’s sublicenses.

The Company adopted ASC 606 for all applicable contracts using the modified retrospective method, which would have required a cumulative-effect adjustment, if any, as of the date of adoption. The adoption of ASC 606 did not have a material impact on the Company’s unaudited condensed consolidated financial statements as of the date of adoption. As a result, a cumulative-effect adjustment was not required.

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

Net Loss Per Common Share – Continued

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2019		2018
Options	4,750,868		3,615,369
Warrants	4,601,841		3,311,005
Convertible notes	10,747,471	[1]	864,998
Total potentially dilutive shares	20,100,180		7,791,372

[1]	As of March 31, 2019, many of the convertible notes had variable conversion prices and the shares were estimated based on market conditions. Pursuant to the note agreements, there were 56,462,559 shares of common stock reserved for future note conversions.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date and is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. The Company estimates the fair value of the awards granted based on the market value of its freely tradable common stock as reported on the OTCQB market. Upon the exercise of an option or warrant, the Company issues new shares of common stock out of its authorized shares.

Derivative Financial Instruments

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 of the Financial Accounting Standards Board (“FASB”) ASC. The accounting treatment of derivative financial instruments requires that the Company record embedded conversion options (“ECOs”) and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. Conversion options are recorded as a discount to the host instrument and are amortized as amortization of debt discount on the unaudited condensed consolidated financial statements over the life of the underlying instrument. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”) in July 2018, and ASU No. 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” (“ASU 2018-20”) in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating these ASUs and their impact on its unaudited condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments”. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2018. The Company has adopted this standard as of January 1, 2019. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements and financial statement disclosures.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718)” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. ASU 2018-07 expands the scope of Topic 718, Compensation — Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity — Equity-Based Payments to Nonemployees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company early adopted this accounting standard as of January 1, 2019. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements and financial statement disclosures.

In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements” (“Topic 842”) (“ASU 2019-01”). These amendments align the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in Topic 820, Fair Value Measurement) should be applied. (Issue 1). The ASU also requires lessors within the scope of Topic 942, Financial Services—Depository and Lending, to present all “principal payments received under leases” within investing activities. (Issue 2). Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. (Issue 3). The transition and effective date provisions apply to Issue 1 and Issue 2. They do not apply to Issue 3 because the amendments for that Issue are to the original transition requirements in Topic 842. The effective date of those amendments is for fiscal years beginning after December 15, 2019. The Company is currently evaluating ASU 2019-01 and its impact on its unaudited condensed consolidated financial statements and financial statement disclosures.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	March 31,	December 31,
	2019	2018
Accrued payroll and other accrued expenses	$38,934	$91,560
Accrued research and development expenses	676,175	646,175
Accrued general and administrative expenses	1,268,499	1,084,831
Accrued director compensation	482,500	482,500
Deferred rent	27,759	33,610
Total accrued expenses	2,493,867	2,338,676
Less: accrued expenses, current portion	2,493,867	2,302,176
Accrued expenses, non-current portion	$-	$36,500

During the three months ended March 31, 2019, the Company entered into a settlement agreement with a certain consultant, pursuant to which $46,500 of previously accrued consulting fees were exchanged for 10,000 shares of the Company’s common stock and a $10,000 cash payment. The value of the shares was $7,200, and accordingly the Company recorded a gain on settlement of payables of $29,300 which is reflected within general and administrative expenses in the unaudited condensed consolidated statements of operations.

Note 5 – Notes Payable

A summary of the notes payable activity during the three months ended March 31, 2019 is presented below:

	Related Party	Convertible		Other		Debt
	Notes	Notes		Notes		Discount	Total
Outstanding, January 1, 2019	$720,000	$4,309,415		$132,501		$(1,012,363)	$4,149,553
Issuances	475,000	2,903,014	[1]	-		-	3,378,014
Exchanges for equity	-	(641,649)		-		121,804	(519,845)
Repayments	(15,000)	(1,300,000)		-		51,050	(1,263,950)
Extinguishment of notes payable	-	-		(148,014)	[1]	6,196	(141,818)
Recognition of debt discount	-	-		-		(2,494,735)	(2,494,735)
Accretion of interest expense	-	-		-		127,743	127,743
Accrued interest reclassified to notes payable principal	-	-		23,013		-	23,013
Amortization of debt discount	-	-		-		743,142	743,142
Outstanding, March 31, 2019 [2]	$1,180,000	$ 5,270,780	[3]	$7,500		$(2,457,163)	$4,001,117

[1]	During the three months ended March 31, 2019, a convertible note in the principal amount of $148,014 was issued concurrently with the extinguishment of a certain note payable in the same aggregate principal amount. See below within Note 5 – Notes Payable – Conversions, Exchanges and Other for additional details.

[2]	As of March 31, 2019, outstanding related party notes, convertible notes and other notes in the aggregate principal amount of $0, $127,742 and $7,500, respectively, were considered past due.

[3]	As of March 31, 2019, a portion of convertible notes with an aggregate principal balance of $3,465,780 were convertible into shares of common stock at the election of the holder any time until the balance has been paid in full. As of March 31, 2019, a portion of convertible notes with an aggregate principal balance of $1,805,000, which are not currently convertible, will become convertible into shares of the Company’s common stock at the election of the respective holder subsequent to March 31, 2019.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable – Continued

Related Party Notes

During the three months ended March 31, 2019, the Company issued to family members of an officer of the Company and a Scientific Advisory Board member (the “SAB Member”) notes payable in the aggregate principal amount of $475,000, which bear interest at the rate of 15% per annum and provide for maturity dates between July 2019 and August 2019.

During the three months ended March 31, 2019, the Company partially repaid a certain related party note in the principal amount of $15,000.

During the three months ended March 31, 2019, the Company and a certain related party agreed to further extend the maturity date of a note payable with a principal balance of $30,000 from January 2019 to December 2019.

As of March 31, 2019, related party notes consisted of notes payable issued to certain directors of the Company, family members of an officer of the Company, the SAB Member, and the Tuxis Trust (the “Trust”). A director and principal shareholder of the Company serves as a trustee of Trust, which was established for the benefit of his immediate family.

As of March 31, 2019, certain related party notes in the aggregate principal amount of $475,000 were convertible into shares of common stock of the Company at a conversion price of $0.60 per share, subject to adjustment, and a five year warrant (the “Warrant”) for the purchase of a number of shares equal to the number of shares issued upon the conversion of the principal amount of the Note. The Warrant provides for an exercise price of $0.80 per share, subject to adjustment. The other related party notes in the aggregate principal amount of $705,000 were not convertible.

Convertible Notes

Issuances

During the three months ended March 31, 2019, the Company issued to certain lenders convertible notes payable in the aggregate principal amount of $2,755,000 for aggregate cash proceeds of $2,598,918. The difference of $156,083 was recorded as original issuance debt discount and will be amortized over the terms of the respective notes. The convertible notes bear interest at rates ranging between 8% and 15% per annum payable at maturity with original maturity dates ranging between July 2019 and March 2020. In connection with the issuance of a certain convertible note, the Company issued the lender a five-year warrant to purchase 40,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The grant date value of the warrant was $24,000, which was recorded as debt discount and is being amortized over the term of the convertible note. The warrant was subject to the Company’s sequencing policy and, as a result, was recorded as a derivative liability. See below within Note 5 – Notes Payable – Conversions, Exchanges and Other and Note 8 – Derivative Liabilities for additional details regarding the ECOs of the convertible notes.

During the three months ended March 31, 2019, a certain convertible note in the principal amount of $148,014 was issued concurrently with the extinguishment of a certain other note payable in the same principal amount. See below within Note 5 – Notes Payable – Convertible Notes – Conversions, Exchanges and Other for additional details.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable – Continued

Convertible Notes – Continued

Embedded Conversion Options and Note Provisions

As of March 31, 2019, outstanding convertible notes in the aggregate principal amount of $3,465,780 were convertible into shares of common stock of the Company as follows: (i) $1,890,000 of aggregate convertible notes were convertible at a fixed price ranging from $1.00 to $2.00 per share for the first six months following the respective issue date, and thereafter at a conversion price generally equal to a range of 58% to 65% of the fair value of the Company’s stock, subject to adjustment, until the respective note has been paid in full, (ii) $50,000 of convertible notes were convertible at a fixed conversion price of $2.15 per share, (iii) $875,780 of aggregate convertible notes were convertible generally at a range of 58% to 65% of the fair value of the Company’s stock, subject to adjustment, depending on the note, and (iv) $650,000 of aggregate convertible notes were convertible into shares of common stock of the Company at a conversion price of $0.60 per share, subject to adjustment, and a five year warrant (the “Warrant”) for the purchase of a number of shares equal to the number of shares issued upon the conversion of the principal amount of the respective note. The Warrant provides for an exercise price of $0.80 per share, subject to adjustment. The Company analyzes the ECOs of its convertible notes at issuance to determine whether the ECO should be bifurcated and accounted for as a derivative liability or if the ECO contains a beneficial conversion feature. See below within Note 5 – Notes Payable – Convertible Notes – Embedded Conversion Options and Note Provisions and Note 8 – Derivative Liabilities for additional details regarding the ECOs of the convertible notes.

As of March 31, 2019, a portion of convertible notes with an aggregate principal balance of $1,805,000, which were not yet convertible, will generally become convertible into shares of the Company’s common stock subsequent to March 31, 2019 at a conversion price generally equal to 58% of the fair value of the Company’s stock, subject to adjustment, until the respective notes have been paid in full.

As of March 31, 2019, a certain outstanding convertible note in the principal amount of $55,000 has mandatory prepayment terms at the option of the holder (“MPOs”). The MPOs permit the holder to demand prepayment of the note, in cash, at a premium of 35% of the then outstanding principal balance and accrued interest during the period between 150 days to 179 days following the issuance date. As of the date of this filing, the MPOs have expired.

As of March 31, 2019, outstanding convertible notes in the aggregate principal amount of $3,953,014 have prepayment premiums, whereby, in the event that the Company elects to prepay certain notes during the first ninety-day period following the issue date, the respective holder is entitled to receive a prepayment premium of up to 30%, depending on the note, on the then outstanding principal balance including accrued interest. In the event that the Company prepays any of the notes during the second ninety-day period following the issue date, the respective holder is entitled to receive a prepayment premium of up to 40%, depending on the note, on the then outstanding principal balance including accrued interest.

As of March 31, 2019, outstanding convertible notes in the aggregate principal amount of $2,052,742 have most favored nation (“MFN”) provisions, whereby, so long as such respective note is outstanding, upon any issuance by the Company of any security with certain identified provisions more favorable to the holder of such security, then at the respective holder’s option, those more favorable terms shall become a part of the transaction documents with the holder. As of March 31, 2019, notes with applicable MFN provisions were convertible using MFN conversion prices equal to 58% or 65% of the fair market value of the Company’s stock, as defined.

During the three months ended March 31, 2019, the Company determined that certain ECOs of issued or extended convertible notes were derivative liabilities. The aggregate issuance date value of the bifurcated ECOs was $2,392,400, of which $2,307,602 was recorded as a debt discount and is being amortized over the terms of the respective convertible notes and $84,798 was recognized as part of an extinguishment loss as described below. See Note 8 – Derivative Liabilities for additional details.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable – Continued

Convertible Notes – Continued

Conversions, Exchanges and Other

During the three months ended March 31, 2019, the Company and certain lenders exchanged certain convertible notes with bifurcated ECOs with an aggregate net carrying amount of $1,388,477 (including an aggregate of $641,649 of principal less debt discount of $121,804, $24,509 of accrued interest and $844,123 related to the separated ECOs accounted for as derivative liabilities) for an aggregate of 1,984,017 shares of the Company’s common stock at conversion prices ranging from $0.28 to $0.42 per share. The common stock had an aggregate exchange date value of $1,510,282 and, as a result, the Company recorded a loss on extinguishment of notes payable of $121,805. See Note 8 – Derivative Liabilities for additional details.

During the three months ended March 31, 2019, the Company repaid an aggregate principal amount of $1,300,000 of convertible notes payable, $76,169 of the respective aggregate accrued interest and an aggregate of $184,637 of prepayment premiums. As a result of the repayments, the Company recorded a loss on extinguishment of notes payable of $235,687 and an aggregate of $51,050 of the related debt discounts were extinguished.

During the three months ended March 31, 2019, a certain lender to the Company acquired a promissory note (classified in Other Notes) issued by the Company in the outstanding amount of $148,014 (inclusive of accrued interest reclassified to principal of $23,013) from a certain lender to the Company. The Company exchanged the acquired note for a new convertible note in the principal amount of $148,014 which accrues interest at a rate of 12% per annum, payable on the maturity date in March 2020. The ECO of the note was subject to sequencing and the issuance date fair value of $84,798 was accounted for as a derivative liability (see Note 8 – Derivative Liabilities for additional details). Since the fair value of the new ECO exceeded 10% of the principal amount of the new note, the note exchange was accounted for as an extinguishment, and accordingly the Company recognized a net loss on extinguishment of $90,994 in connection with the derecognition of the net carrying amount of $141,818 of the extinguished debt and the issuance of the new convertible notes in the aggregate principal amount $148,014 plus the fair value of the new note’s ECO of an aggregate of $84,798.

Other Notes

Exchange and Other

During the three months ended March 31, 2019, the Company and a certain lender agreed to an extension of the maturity date of a certain note payable with a principal balance of $125,000 from a maturity date in January 2019 to a new maturity date in December 2019. In consideration of the extension, the Company issued the lender 10,000 shares of the Company’s common stock. The issuance date fair value of the common stock of $7,052 was recorded as debt discount and is being amortized over the remaining term of the note.

During the three months ended March 31, 2019, a convertible promissory note in the principal amount of $148,014 was issued concurrently with the extinguishment of a certain other note payable in the same principal amount. See above within Note 5 – Notes Payable – Conversions, Exchanges and Other for additional details.

Note 6 – Commitments and Contingencies

Consulting Agreements

Business Advisory Services

In January 2019, an agreement for business advisory services that had expired on December 31, 2018 was further extended and now provides for an expiration date of December 31, 2019. In consideration of the extension of the term of the consulting agreement, the Company issued to the consultant a five-year, immediately vested warrant for the purchase of 100,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The grant date value of the warrant of $56,000 was recognized immediately as stock-based compensation expense which is reflected as consulting expense in the unaudited condensed consolidated financial statements. The warrant was subject to the Company’s sequencing policy and, as a result, was recorded as a derivative liability. See Note 8 – Derivative Liabilities for additional details.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Commitments and Contingencies - Continued

Operating Lease

Rent expense amounted to approximately $30,000 and $31,000 for the three months ended March 31, 2019 and 2018, respectively.

Litigations, Claims and Assessments

As of March 31, 2019, the Company was not involved in any legal proceedings, claims or assessments arising from the ordinary course of business.

The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Employment Agreements

As of March 31, 2019 and December 31, 2018, the Company had remaining accruals of approximately $9,000 and $91,000, respectively, for bonus milestones which were achieved in prior years and remain unpaid. Subsequent to March 31, 2019, the Company’s Compensation Committee and Board of Directors approved performance goals associated with cash bonuses payable to certain officers for the year ended December 31, 2019 and, as a result, the Company accrued approximately $30,305 for 2019 bonuses as of March 31, 2019. See Note 9 – Subsequent Events for additional details.

Note 7 – Stockholders’ Deficiency

Authorized Capital and 2010 Equity Plan

On March 25, 2019, the Board of Directors of the Company approved an increase in the number of authorized shares of common stock to 150,000,000, subject to shareholder approval. Additionally, the Board of Directors approved an increase in the number of authorized shares issuable under the Company’s 2010 Equity Participation Plan to 20,000,000, subject to shareholder approval.

On March 25, 2019, the Board of Directors determined to submit to the Company’s shareholders for their approval amendments to the Certificate of Incorporation of the Company (with the Board of Directors having the authority to select and file one such amendment) to effect a reverse split of the Company’s common stock at a ratio of not less than 1-for-2 and not more than 1-for-20, with the Board of Directors having the discretion as to whether or not the reverse stock split is to be effected, and with the exact ratio of any reverse stock split to be set at a whole number within the above range as determined by the Board of Directors in its discretion. Concurrently, the Board of Directors determined to submit to the Company’s shareholders for their approval a proposal to authorize the Board of Directors, in the event the reverse stock split proposal is approved by the shareholders, in its discretion, to reduce the number of authorized shares of common stock in proportion to the percentage decrease in the number of outstanding shares of common stock resulting from the reverse split (or a lesser decrease in authorized shares of common stock as determined by the Board of Directors in its discretion).

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

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency - Continued

Common Stock and Warrant Offering

During the three months ended March 31, 2019, the Company issued 1,000,000 shares of common stock of the Company, a five-year immediately vested warrant to purchase 500,000 shares of common stock of the Company at an exercise price of $0.85 per share and a one-year immediately vested warrant to purchase 500,000 shares of common stock of the Company at an exercise price of $0.70 per share to an investor for gross proceeds of $600,000. The warrants had an aggregate grant date fair value of $500,000. The warrants were subject to the Company’s sequencing policy and, as a result, were recorded as derivative liabilities. See Note 8 – Derivative Liabilities for additional details.

Stock Warrants

Warrant Compensation

See Note 6 - Commitments and Contingencies for additional details associated with the issuance of a warrant in connection with a consulting agreement extension.

The Company recorded stock–based compensation expense of $56,000 and $48,192 during the three months ended March 31, 2019 and 2018, respectively, related to stock warrants issued as compensation, which is reflected as consulting expense in the unaudited condensed consolidated statements of operations. As of March 31, 2019, there was no unrecognized stock-based compensation expense related to stock warrants.

Warrant Activity Summary

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following assumptions:

	For the Three Months Ended
	March 31,
	2019	2018
Risk free interest rate	2.47% - 2.62%	1.92% - 2.29%
Contractual term (years)	1.00 - 5.00	1.98 - 5.00
Expected volatility	140% - 150%	128% - 129%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the warrants granted during the three months ended March 31, 2019 and 2018 was approximately $0.51 and $1.22 per share, respectively.

A summary of the warrant activity during the three months ended March 31, 2019 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, January 1, 2019	3,483,403	$3.63
Issued	1,140,000	0.80
Expired	(21,562)	4.80
Outstanding, March 31, 2019	4,601,841	$2.92	2.2	$45,000

Exercisable, March 31, 2019	4,601,841	$2.92	2.2	$45,000

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Warrants - Continued

The following table presents information related to stock warrants at March 31, 2019:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$0.70 - $0.99	1,140,000	3.1	1,140,000
$1.00 - $1.99	844,444	0.8	844,444
$2.00 - $2.99	75,000	4.6	75,000
$3.00 - $3.99	70,000	4.3	70,000
$4.00 - $4.99	2,159,635	2.2	2,159,635
$5.00 - $5.99	195,989	2.2	195,989
$6.00 - $7.99	40,000	1.3	40,000
$8.00 - $9.99	2,500	0.7	2,500
$10.00 - $14.99	40,400	1.0	40,400
$15.00 - $19.99	33,873	0.4	33,873
	4,601,841	2.2	4,601,841

Stock Options

In March 2019, the Board of Directors reduced the exercise price of outstanding stock options for the purchase of an aggregate of 4,631,700 shares of common stock of the Company (with exercise prices ranging between $1.00 and $4.70 per share) to $0.75 per share, which was the closing price for the Company’s common stock on the day prior to determination, as reported by the OTCQB market. The exercise price reduction related to options held by, among others, the Company’s directors, advisors and employees. The incremental value of the modified options compared to the original options, both valued as of the respective modification date, of $452,637 is being recognized over the vesting term of the options.

The following table presents information related to stock options at March 31, 2019:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.75 - $0.99	4,631,700	7.1	2,838,709
$1.00 - $5.99	46,668	1.0	46,668
$6.00 - $19.99	37,500	4.8	37,500
$20.00 - $30.00	35,000	3.0	35,000
	4,750,868	6.9	2,957,877

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency – Continued

Stock Options - Continued

The following table presents information related to stock option expense:

				Weighted
				Average
	For the Three Months Ended		Unrecognized at	Remaining Amortization
	March 31,		March 31,	Period
	2019	2018	2019	(Years)
Consulting	$296,081	$264,227	$356,980	0.4
Research and development	149,794	75,845	494,727	1.3
General and administrative	283,802	494,548	819,204	0.8
	$729,677	$834,620	$1,670,911	0.9

Note 8 – Derivative Liabilities

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2019	$1,094,607
Issuance of derivative liabilities	2,972,400
Extinguishment of derivative liabilities in connection with convertible note repayments and exchanges	(844,124)
Change in fair value of derivative liabilities	46,264
Reclassification of derivative liabilities to equity	(2,517,254)
Ending balance as of March 31, 2019	$751,893

In applying the Multinomial Lattice and Black-Scholes option pricing models to derivatives issued and outstanding during the three months ended March 31, 2019 and 2018, the Company used the following assumptions:

	For the Three Months Ended
	March 31,
	2019	2018
Risk free interest rate	2.21% - 2.62%	1.22% - 2.56%
Expected term (years)	0.07 - 5.00	0.75 - 4.66
Expected volatility	104% - 156%	100% - 111%
Expected dividends	0.00%	0.00%

During the three months ended March 31, 2019, the Company recorded new derivative liabilities in the aggregate amounts of $2,392,400 and $580,000 related to the ECOs of certain convertible notes payable and warrants subject to sequencing, respectively. See Note 5 – Notes Payable – Convertible Notes for additional details. See Note 6 – Commitments and Contingencies and Note 7 – Stockholders’ Deficiency for warrants issued and deemed to be derivative liabilities.

During the three months ended March 31, 2019, the Company extinguished an aggregate of $844,124 of derivative liabilities in connection with repayments and exchanges of certain convertible notes payable into shares of the Company’s common stock. See Note 7 – Notes Payable – Convertible Notes for additional details.

During the three months ended March 31, 2019, the Company reclassified an aggregate of $2,517,254 of derivative liabilities to equity as a result of a change in the sequencing status.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Derivative Liabilities – Continued

On March 31, 2019, the Company recomputed the fair value of ECOs recorded as derivative liabilities to be $724,634. The Company recorded a loss on the change in fair value of these derivative liabilities of $96,838 for the three months ended March 31, 2019.

On March 31, 2019, the Company recomputed the fair value of the derivative liabilities related to outstanding warrants to be $27,260. These warrants are either redeemable for cash equal to the Black-Scholes value, as defined, at the election of the warrant holder upon a fundamental transaction pursuant to the warrant terms or were issued subsequent to the commencement of sequencing. The Company recorded a gain on the change in fair value of these derivative liabilities of $50,574 for the three months ended March 31, 2019.

Note 9 – Subsequent Events

Common Stock and Warrant Offerings

Subsequent to March 31, 2019, the Company issued 80,000 shares of common stock of the Company to an SAB Member at a purchase price of $0.70 per share. In consideration thereof, the Company issued an immediately vested five-year warrant for the purchase of 80,000 shares of common stock of the Company at an exercise price of $1.00 per share.

Subsequent to March 31, 2019, the Company issued 1,111,111 shares of common stock of the Company to a certain related party at a purchase price of $0.45 per share. In consideration thereof, the Company issued an immediately vested five-year warrant for the purchase of 555,556 shares of common stock of the Company at an exercise price of $0.85 per share, and an immediately vested one-year warrant for the purchase of 555,555 shares of common stock of the Company at an exercise price of $0.70 per share.

Notes Payable

Subsequent to March 31, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $760,000 to certain lenders for aggregate cash proceeds of $728,280. The difference of $31,720 was recorded as a debt discount and will be amortized over the terms of the respective notes. The convertible notes bear interest at the rate of 12% per annum, payable at maturity, with original maturity dates ranging from October 2019 to January 2020. The convertible notes and the respective accrued interest are convertible into shares of the Company’s common stock at the election of the holder after the 180th day following the issue date at a conversion price generally equal to 58% of the fair value of the Company’s common stock. In connection with the issuance of a certain convertible promissory note, the Company issued to the lender 68,873 shares of the Company’s common stock. The relative fair value of the common stock will be recorded as a debt discount and will be amortized over the term of the note. In the event that the Company elects to prepay any of the respective notes during the first ninety-day period following the issue date, the holder is entitled to receive a prepayment premium of up to 25%, depending on the note, of the then outstanding principal balance plus accrued interest. In the event that the Company elects to prepay any of the notes during the second ninety-day period following the issue date, the holder is entitled to receive a prepayment premium of up to 35%, depending on the note, of the then outstanding principal balance plus accrued interest.

Subsequent to March 31, 2019, the Company and certain lenders agreed to exchange an aggregate principal amount of $504,501 and aggregate accrued interest of $23,527 of certain convertible notes payable for an aggregate of 1,488,673 shares of the Company’s common stock at exchange prices ranging from $0.20 to $0.43 per share.

Subsequent to March 31, 2019, the Company repaid an aggregate principal amount of $501,629 of convertible notes payable, $29,371 of the respective aggregate accrued interest and an aggregate of $42,400 of prepayment premiums.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of BioRestorative Therapies, Inc. (together with its subsidiary, “BRT”) for the three months ended March 31, 2019 and 2018 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to BRT. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019.

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

This Quarterly Report on Form 10-Q may include references to our federally registered trademarks, BioRestorative Therapies, the Dragonfly Logo, brtxDISC, ThermoStem, Stem Cellutrition, Stem Pearls and Stem the Tides of Time. The Dragonfly Logo is also registered with the U.S. Copyright Office. This Quarterly Report on Form 10-Q may also include references to trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q appear without the ®, SM or ™ symbols, and copyrighted content appears without the use of the symbol ©, but the absence of use of these symbols does not reflect upon the validity or enforceability of the intellectual property owned by us or third parties.

Overview

We develop therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult (non-embryonic) stem cells. We are currently pursuing our Disc/Spine Program with our lead cell therapy candidate being called BRTX-100. We submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial investigating the use of BRTX-100 in the treatment of chronic lower back pain arising from degenerative disc disease. We have received such authorization from the FDA. We intend to commence such clinical trial during the third quarter of 2019 (assuming the receipt of necessary funding). We have obtained a license to utilize or sublicense a method for the hypoxic (low oxygen) culturing of cells for use in treating disc and spine conditions, including protruding and bulging lumbar discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the leg and foot. We are also developing our ThermoStem Program. This pre-clinical program involves the use of brown adipose (fat) in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies. United States patents related to the ThermoStem Program were issued in September 2015 and January 2019, an Australian patent related to the ThermoStem Program was issued in April 2017, and a Japanese patent related to the ThermoStem Program was issued in December 2017.

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

As of March 31, 2019, our accumulated deficit was $67,805,428, our stockholders’ deficiency was $7,652,744 and our working capital deficiency was $8,081,062. We have historically only generated a modest amount of revenue, and our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year. These conditions indicate that there is substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date.

Based upon our working capital deficiency as of March 31, 2019, and our forecast for continued operating losses, we require equity and/or debt financing to continue our operations. As of March 31, 2019, our outstanding debt of $6,458,280, with interest at rates ranging between 6% and 15% per annum, was due on various dates through March 2020. Subsequent to March 31, 2019, we have received aggregate equity and debt financings of $556,000 and $728,280, respectively, debt (inclusive of accrued interest) of $528,028 has been exchanged for common stock, and $573,400 of debt (inclusive of accrued interest and prepayment premiums) has been repaid. Giving effect to the above actions, we currently have notes payable in the aggregate principal amount of $190,028 which are past due. Based upon our working capital deficiency and outstanding debt, we expect to be able to fund our operations through June 2019 while we continue to apply efforts to raise additional capital. We anticipate that we will require approximately $20,000,000 in financing to commence and complete a Phase 2 clinical trial with regard to our Disc/Spine Program. We anticipate that we will require approximately $45,000,000 in further additional funding to complete our clinical trials using BRTX-100 (assuming the receipt of no revenues). We will also require a substantial amount of additional funding if we determine to establish a manufacturing operation with regard to our Disc/Spine Program (as opposed to utilizing a third-party manufacturer) and to implement our other programs, including our metabolic ThermoStem Program. No assurance can be given that the anticipated amounts of required funding are correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise.

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

Consolidated Results of Operations

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively:

	For The Three Months Ended
	March 31,
	2019	2018
Revenues	$29,000	$19,000

Operating Expenses:
Marketing and promotion	15,837	41,023
Consulting	599,734	432,930
Research and development	455,006	407,130
General and administrative	1,286,759	1,368,655
Total Operating Expenses	2,357,336	2,249,738
Loss From Operations	(2,328,336)	(2,230,738)

Other (Expense) Income:
Interest expense	(316,944)	(161,259)
Amortization of debt discount	(743,142)	(261,646)
Loss on extinguishment of notes payable, net	(448,486)	(18,837)
Change in fair value of derivative liabilities	(46,264)	164,820
Total Other Expense	(1,554,836)	(276,922)
Net Loss	$(3,883,172)	$(2,507,660)

Revenues

For the three months ended March 31, 2019 and 2018, we generated $29,000 and $19,000, respectively, of royalty revenue in connection with our sublicense agreement.

Marketing and promotion

Marketing and promotion expenses include corporate advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the three months ended March 31, 2019, marketing and promotion expenses decreased by $25,186, from $41,023 to $15,837 as compared to the three months ended March 31, 2018. The decrease is primarily due to a decrease in travel activity and associated costs.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following any full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended March 31, 2019, consulting expenses increased by $166,804, or 39%, from $432,930 to $599,734, as compared to the three months ended March 31, 2018. The increase is primarily due to an increase of approximately $131,000 in cash consulting fees in connection with clinical trials and strategic planning and an increase of approximately $40,000 in stock-based compensation expense related to options and warrants issued to consultants.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended March 31, 2019, research and development expenses increased by $47,876, or 12%, from $407,130 to $455,006, as compared to the three months ended March 31, 2018. The increase was primarily a result of approximately $74,000 in stock-based compensation expense primarily related to options issued to our Scientific Advisory Board members and incremental modification expense related to an option repricing in 2019, partially offset by a decrease of approximately $27,000 in cash compensation related to the termination of our former Chief Medical Advisor for Spine Medicine in February 2018.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of our Vice President of Research and Development and our laboratory staff) as well as corporate support expenses such as legal and professional fees, investor relations and occupancy related expenses. For the three months ended March 31, 2019, general and administrative expenses decreased by $81,896, or 6%, from $1,368,655 to $1,286,759, as compared to the three months ended March 31, 2018.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the three months ended March 31, 2019, interest expense increased $155,685 or 97%, as compared to the three months ended March 31, 2018. The increase of interest expense was due to an increase in interest-bearing short-term borrowings and accretion of original issue debt discounts in connection with borrowings.

Amortization of debt discount

For the three months ended March 31, 2019, amortization of debt discount increased $481,496, or 184%, as compared to the three months ended March 31, 2018. The increase was primarily due to the timing of the recognition of expense related to the bifurcated embedded conversion options of convertible notes.

Loss on extinguishment of notes payable, net

For the three months ended March 31, 2019, the loss on extinguishment of notes payable increased by $429,649, from $18,837 to $448,486 as compared to the three months ended March 31, 2018. The increase is associated with debt repayments and debtholders’ exchanges of debt into equity securities resulting in a loss on the exchange.

Change in fair value of derivative liabilities

For the three months ended March 31, 2019, we recorded a loss related to the change in fair value of derivative liabilities of $46,264 due to the increase in time value of embedded conversion options within certain convertible notes payable, as compared to a gain related to the change in fair value of derivative liabilities of $164,820 for the three months ended March 31, 2018.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	March 31, 2019	December 31, 2018
Cash	$496,279	$117,523

Working Capital Deficiency	$(8,081,062)	$(9,073,901)

Notes Payable (Gross)	$6,458,280	$5,161,916

Availability of Additional Funds

Based upon our working capital deficiency and stockholders’ deficiency of $8,081,062 and $7,652,744, respectively, as of March 31, 2019, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern within the next twelve months from the date of this filing.

As of March 31, 2019, our outstanding debt of $6,458,280, together with interest at rates ranging between 6% and 15% per annum, was due on various dates through March 2020. Subsequent to March 31, 2019, we have received aggregate equity and debt financings of $556,000 and $728,280, respectively, debt (inclusive of accrued interest) of $528,028 has been exchanged for common stock, and $573,400 of debt (inclusive of accrued interest and prepayment premiums) has been repaid. Giving effect to the above actions, we currently have notes payable in the aggregate principal amount of $190,028 which are past due. As of the date of filing, our outstanding debt was as follows:

Principal
Maturity Date	Amount
Past Due	$190,028
QE 6/30/2019	362,500
QE 9/30/2019	1,826,608
QE 12/31/2019	2,365,000
QE 3/31/2020	1,468,014
$6,212,150

Based upon our working capital deficiency, outstanding debt and forecast for continued operating losses we expect that the cash we currently have available will fund our operations through June 2019. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes). Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

During the three months ended March 31, 2019 and 2018, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the three months ended March 31, 2019 and 2018 in the amounts of $1,980,162 and $1,158,201, respectively. The net cash used in operating activities for the three months ended March 31, 2019 was primarily due to cash used to fund a net loss of $3,883,172, adjusted for non-cash expenses in the aggregate amount of $1,990,036, plus $87,026 of cash used by changes in the levels of operating assets and liabilities, primarily as a result of decreases in accounts payable and increases in prepaid expenses and other current assets, partially offset by an increase in accrued interest, expenses and other current liabilities. The net cash used in operating activities for the three months ended March 31, 2018 was primarily due to cash used to fund a net loss of $2,507,660, adjusted for non-cash expenses in the aggregate amount of $1,126,621, plus $222,838 of cash generated by changes in the levels of operating assets and liabilities, primarily as a result of increases in accrued interest, expenses and other current liabilities, partially offset by a decrease in accounts payable.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2019 and 2018 was $2,358,918 and $715,085, respectively. During the three months ended March 31, 2019, $1,758,918 of net proceeds were from debt financings and $600,000 of proceeds were from equity financings. During the three months ended March 31, 2018, $300,917 of net proceeds were from debt financings and $414,168 of proceeds were from equity financings (including proceeds received in connection with the exercise of common stock purchase warrants).

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2018 filed with the SEC on March 29, 2019, except as follows:

Effective January 1, 2019, we adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“ASC 606”). ASC 606 will require management to make significant judgments and estimates. As a result, we implemented changes to our internal controls related to revenue recognition for the quarter ended March 31, 2019. These changes include updated accounting policies affected by ASC 606, redesigned internal controls over financial reporting related to ASC 606, expanded data gathering to comply with the additional disclosure requirements, and ongoing contract review requirements.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

Effective January 1, 2019, we adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“ASC 606”). ASC 606 will require management to make significant judgments and estimates. As a result, we implemented changes to our internal controls related to revenue recognition for the quarter ended March 31, 2019. These changes include updated accounting policies affected by ASC 606, redesigned internal controls over financial reporting related to ASC 606, expanded data gathering to comply with the additional disclosure requirements, and ongoing contract review requirements.

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not applicable. See, however, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 29, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2019, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as transactions by an issuer not involving any public offering or Section 3(a)(9) of the Securities Act as a security exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2017, Quarterly Reports on Form 10-Q for the periods ended March 31, 2018, June 30, 2018, and September 30, 2018 and Current Reports on Form 8-K filed with the Securities and Exchange Commission, and press releases made by us), and we were available to answer questions by prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficiency and for other corporate purposes.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price		Term (Years)		Purchaser(s)	Consideration (1)
1/2/19	294,696	-	$-		-		(2)	$112,920	(3)
1/2/19 - 1/22/19	558,032	-	$-		-		(2)	$158,593	(3)
1/4/19 - 2/7/19	470,843	-	$-		-		(2)	$150,446	(3)
1/8/19 - 2/11/19	167,752	-	$-		-		(2)	$58,412	(3)
1/28/19	79,325	-	$-		-		(2)	$26,685	(3)
1/31/19 - 2/11/19	200,019	-	$-		-		(2)	$71,832	(3)
2/19/19	1,000,000	1,000,000	$0.78	(4)	3	(4)	(2)	$600,000	(5)
2/21/19	10,000	-	$-		-		(2)	$7,052	(6)
2/25/19	10,000	-	$-		-		(7)	$36,500	(8)
3/13/19	106,442	-	$-		-		(2)	$44,972	(3)
3/20/19	51,291	-	$-		-		(2)	$20,040	(3)
3/28/19	55,617	-	$-		-		(2)	$22,258	(3)

(1)	The value of the non-cash consideration was estimated by management based on observations of the cash sales prices of freely tradable shares.
(2)	Accredited investor.
(3)	Issued in connection with the exchange of convertible notes payable.
(4)	The warrants are exercisable as follows: (i) one-year warrants to purchase an aggregate 500,000 shares of common stock have an exercise price of $0.70 per share and (ii) five-year warrants to purchase an aggregate 500,000 shares of common stock have an exercise price of $0.85 per share.
(5)	Issued for cash consideration.
(6)	Issued in connection with notes payable maturity extension.
(7)	Consultant.
(8)	Issued in satisfaction of accrued consulting services.

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

Date: May 14, 2019	BIORESTORATIVE THERAPIES, INC.

	By:	/s/ Mark Weinreb
Mark Weinreb
Chief Executive Officer
(Principal Executive and Financial Officer)

