Form 10-Q
period 2019-06-30
BioRestorative Therapies, Inc.
filed 2019-08-14
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

As of August 14, 2019, there were 21,410,146 shares of common stock outstanding.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)
Assets

Current Assets:
Cash	$1,283,666	$117,523
Accounts receivable	31,000	29,000
Prepaid expenses and other current assets	42,392	34,464
Total Current Assets	1,357,058	180,987

Property and equipment, net	136,406	175,235
Intangible assets, net	776,612	814,059
Security deposit	-	22,100
Deferred offering costs	162,003	-
Total Assets	$2,432,079	$1,192,381

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$1,526,957	$1,893,827
Accrued expenses and other current liabilities	2,665,677	2,302,176
Accrued interest	505,210	338,619
Current portion of notes payable, net of debt discount of $2,035,578 and $936,866 at June 30, 2019 and December 31, 2018, respectively	5,499,287	3,625,659
Derivative liabilities	946,071	1,094,607
Total Current Liabilities	11,143,202	9,254,888
Accrued expenses, non-current portion	-	36,500
Accrued interest, non-current portion	30,548	18,137
Notes payable, non-current portion, net of debt discount of $24,302 and $75,497 at June 30, 2019 and December 31, 2018, respectively	200,800	523,894
Total Liabilities	11,374,550	9,833,419

Commitments and contingencies (See Note 6)

Stockholders’ Deficiency:
Preferred stock, $0.01 par value;
Authorized, 20,000,000 shares;
None issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value;
Authorized, 150,000,000 shares;
Issued and outstanding 19,793,477 and 11,728,394 shares
at June 30, 2019 and December 31, 2018, respectively	19,793	11,728
Additional paid-in capital	63,000,354	55,269,490
Accumulated deficit	(71,962,618)	(63,922,256)
Total Stockholders’ Deficiency	(8,942,471)	(8,641,038)
Total Liabilities and Stockholders’ Deficiency	$2,432,079	$1,192,381

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues	$31,000	$37,000	$60,000	$56,000

Operating Expenses:
Marketing and promotion	108,849	17,531	124,686	58,554
Consulting	533,873	417,954	1,133,607	850,884
Research and development	441,723	372,815	896,729	779,945
General and administrative	1,075,359	1,279,035	2,362,118	2,647,690
Total Operating Expenses	2,159,804	2,087,335	4,517,140	4,337,073
Loss-From Operations	(2,128,804)	(2,050,335)	(4,457,140)	(4,281,073)

Other (Expense) Income:
Interest expense	(327,967)	(230,383)	(644,911)	(391,642)
Amortization of debt discount	(991,261)	(1,081,982)	(1,734,403)	(1,343,628)
Loss on extinguishment of notes payable, net	(552,109)	(44,951)	(1,000,595)	(63,788)
Change in fair value of derivative liabilities	(157,049)	(106,772)	(203,313)	58,048
Total Other Expense	(2,028,386)	(1,464,088)	(3,583,222)	(1,741,010)
Net Loss	$(4,157,190)	$(3,514,423)	$(8,040,362)	$(6,022,083)

Net Loss Per Share
- Basic and Diluted	$(0.24)	$(0.53)	$(0.52)	$(0.93)
Weighted Average Number of
Common Shares Outstanding
- Basic and Diluted	17,509,453	6,576,327	15,599,172	6,485,069

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Deficiency

(unaudited)

	Six Months Ended June 30, 2019
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2019	11,728,394	$11,728	$55,269,490	$(63,922,256)	$(8,641,038)

Shares and warrants issued for cash	1,000,000	1,000	99,000	-	100,000

Shares issued in satisfaction of accrued consulting services	10,000	10	7,190	-	7,200

Shares issued in exchange for notes payable and accrued interest	1,984,017	1,984	1,508,298	-	1,510,282

Shares issued and recorded as debt discount in connection with a note payable extension	10,000	10	7,042	-	7,052

Reclassification of derivative liabilities to equity	-	-	2,517,254	-	2,517,254

Stock-based compensation:
- options	-	-	729,678	-	729,678

Net loss	-	-	-	(3,883,172)	(3,883,172)
Balance - March 31, 2019	14,732,411	14,732	60,137,952	(67,805,428)	(7,652,744)

Shares and warrants issued for cash	1,191,111	1,191	155,120	-	156,311

Shares issued in exchange for notes payable and accrued interest	3,726,082	3,726	2,059,712	-	2,063,438

Shares issued and recorded as debt discount in connection with a note payable issuance	68,873	69	54,099	-	54,168

Reclassification of derivative liabilities to equity	-	-	120,742	-	120,742

Stock-based compensation:
- common stock	75,000	75	29,925	-	30,000
- options	-	-	442,804	-	442,804

Net loss	-	-	-	(4,157,190)	(4,157,190)
Balance - June 30, 2019	19,793,477	$19,793	$63,000,354	$(71,962,618)	$(8,942,471)

	Six Months Ended June 30, 2018
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2018	6,112,473	$6,112	$44,561,773	$(51,404,453)	$(6,836,568)

Exercise of warrants for purchase of common stock	207,084	207	413,961	-	414,168

Shares and warrants issued in satisfaction of accrued consulting services	19,000	19	37,981	-	38,000

Conversion of notes payable and accrued interest into common stock	27,018	27	52,877	-	52,904

Shares issued in exchange for notes payable and accrued interest	84,678	85	173,841	-	173,926

Shares issued and recorded as debt discount in connection with note payable issuances or extensions	33,000	33	61,174	-	61,207

Reclassification of derivative liabilities to equity	-	-	9,397	-	9,397

Beneficial conversion features related to convertible notes payable	-	-	21,518	-	21,518

Stock-based compensation:
- options and warrants	-	-	882,812	-	882,812

Net loss	-	-	-	(2,507,660)	(2,507,660)
Balance - March 31, 2018	6,483,253	6,483	46,215,334	(53,912,113)	(7,690,296)

Shares and warrants issued for cash	10,000	10	24,990	-	25,000

Shares issued in exchange for notes payable and accrued interest	236,248	236	467,430	-	467,666

Shares issued and recorded as debt discount in connection with note payable issuances or extensions	18,000	18	26,232	-	26,250

Reclassification of derivative liabilities to equity	-	-	(9,397)	-	(9,397)

Stock-based compensation:
- options	-	-	827,187	-	827,187

Net loss	-	-	-	(3,514,423)	(3,514,423)
Balance - June 30, 2018	6,747,501	$6,747	$47,551,776	$(57,426,536)	$(9,868,013)

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Six Months Ended
	June 30,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(8,040,362)	$(6,022,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,734,403	1,343,628
Accretion of interest expense	235,122	333,425
Depreciation and amortization	105,647	121,624
Stock-based compensation	1,258,482	1,709,999
Loss on extinguishment of note payables, net	1,000,595	63,788
Gain on settlement of payables	(29,300)	-
Change in fair value of derivative liabilities	203,313	(58,048)
Changes in operating assets and liabilities:
Accounts receivable	(2,000)	1,000
Prepaid expenses and other current assets	(7,928)	(5,065)
Security deposit	22,100	-
Accounts payable	(457,444)	(177,666)
Accrued interest, expenses and other current liabilities	580,255	490,821
Total adjustments	4,643,245	3,823,506
Net Cash Used In Operating Activities	(3,397,117)	(2,198,577)

Cash Flows From Investing Activities
Purchases of property and equipment	(29,371)	(12,869)
Net Cash Used In Investing Activities	(29,371)	(12,869)

Cash Flows From Financing Activities
Offering costs incurred	(12,929)	-
Proceeds from notes payable	5,991,198	1,473,552
Repayments of notes payable - principal	(2,201,629)	(149,425)
Repayments of notes payable - prepayment premiums	(340,009)	-
Advances from officers and a family member of an officer	-	32,000
Repayments of advances from officers and a family member of an officer	-	(32,000)
Proceeds from exercise of warrants	-	414,168
Sales of common stock and warrants for cash	1,156,000	25,000
Net Cash Provided By Financing Activities	4,592,631	1,763,295

Net Increase (Decrease) In Cash	1,166,143	(448,151)

Cash at beginning of period	117,523	451,680
Cash at end of period	$1,283,666	$3,529

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Statements of Cash Flows - Continued

(unaudited)

	For The Six Months Ended
	June 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$134,536	$9,355
Income tax	$-	$-

Non-cash investing and financing activities:
Shares issued and recorded as debt discount in connection with notes payable issuances or extensions	$61,220	$87,457
Shares issued in exchange for notes payable and accrued interest	$3,573,720	$641,592
Conversion of notes payable and accrued interest into common stock	$-	$52,904
Shares and warrants issued in satisfaction of accrued consulting services	$7,200	$38,000
Bifurcated embedded conversion options and warrants recorded as derivative liability and debt discount	$3,168,462	$1,233,410
Beneficial conversion features set up as debt discount	$-	$21,518
Reclassification of derivative liabilities to equity	$2,637,996	$-
Warrants issued for consulting services recorded as derivative liabilities	$56,000	$-
Accrued interest reclassified to notes payable principal	$23,013	$-
Offering costs in accounts payable and accrued expenses	$149,074	$-
Original issue discount in connection with notes payable	$355,940	$150,948

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year ending December 31, 2019 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2018 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 29, 2019.

Note 2 – Going Concern and Management’s Plans

As of June 30, 2019, the Company had a working capital deficiency and a stockholders’ deficiency of $9,786,144 and $8,942,471, respectively. During the three and six months ended June 30, 2019, the Company incurred net losses of $4,157,190 and $8,040,362, respectively. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the filing date of this report.

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

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Subsequent to June 30, 2019, the Company has received aggregate debt proceeds of $971,500, debt (inclusive of accrued interest) of $259,209 has been exchanged for common stock, $980,970 of debt (inclusive of accrued interest) has been repaid, and the due date for the repayment of $1,053,102 of debt has been further extended to dates ranging between July 2019 (each of which were subsequently exchanged for common stock or further extended) and July 2020. As a result, the Company expects to have the cash required to fund its operations through September 2019 while it continues to apply efforts to raise additional capital. While there can be no assurance that it will be successful, the Company is in negotiations to raise additional capital. As of the filing date of this report, the Company has a note payable with a principal balance of $144,000 which is past due. The Company is currently in the process of negotiating an extension with respect to this note, though there can be no assurance that the Company will be successful. See Note 9 – Subsequent Events for details regarding the Company entering into a securities purchase agreement with an investor for the purchase of preferred stock, a warrant and a convertible note and exchange agreements with respect to the exchange of debt for common stock and warrants.

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

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct, incremental professional fees incurred in connection with preparing for a contemplated public offering of the Company’s equity securities (as described in Note 9 – Subsequent Events), are capitalized as non-current assets on the balance sheet. Upon the consummation of such contemplated offering, the deferred offering costs will be offset against the equity offering proceeds. As of June 30, 2019, the Company incurred deferred offering costs in the amount of $162,003, of which $127,074 and $22,000 are included in accounts payable and accrued expenses, respectively, on the June 30, 2019 condensed consolidated balance sheet, in connection with such contemplated public offering.

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

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Company recognizes sublicensing and royalty revenue on a per disc procedure basis when the third-party sale occurs. All sales have fixed pricing and there are currently no variable components included in the Company’s revenue. The timing of the Company’s revenue recognition may differ from the timing of receiving royalty payments. A receivable is recorded when revenue is recognized prior to receipt of a royalty payment and the Company has an unconditional right to the royalty payment. Alternatively, when a royalty payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. During the three and six months ended June 30, 2019, the Company recognized $31,000 and $60,000, respectively, of revenue related to the Company’s sublicenses. During the three and six months ended June 30, 2018, the Company recognized $37,000 and $56,000, respectively, of revenue related to the Company’s sublicenses.

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

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2019	2018
Options	4,739,535	3,615,119
Warrants	5,852,952	3,318,403
Convertible notes - common stock [1]	21,525,021	2,713,717
Convertible notes - warrants	2,555,318	-
Total potentially dilutive shares	34,672,826	9,647,239

[1]	As of June 30, 2019 and June 30, 2018, many of the convertible notes had variable conversion prices and the shares were estimated based on market conditions. Pursuant to the note agreements, on June 30, 2019 and June 30, 2018 there were 105,349,305 and 15,771,133 shares of common stock reserved for future note conversions, respectively.

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

The Multinomial Lattice Model and Black-Scholes Model were used to estimate the fair value of the ECOs of convertible notes payable, the warrants, and stock options that are classified as derivative liabilities on the unaudited condensed consolidated balance sheets. The models include subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the actual volatility during the most recent historical period of time equal to the weighted average life of the instruments.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Sequencing Policy

Under ASC 815-40-35 (“ASC 815”), the Company has adopted a sequencing policy, whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuances of securities to the Company’s employees or directors are not subject to the sequencing policy.

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

In July 2019, the FASB issued ASU 2019-07, “Codification Updates to SEC Sections — Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update)” (“ASU 2019-07”). ASU 2019-07 aligns the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. ASU 2019-07 is effective immediately. The adoption of ASU 2019-07 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	June 30, 2019	December 31, 2018
Accrued payroll and other accrued expenses	$61,884	$91,560
Accrued research and development expenses	696,175	646,175
Accrued general and administrative expenses	1,360,545	1,084,831
Accrued director compensation	532,500	482,500
Deferred rent	14,573	33,610
Total accrued expenses	2,665,677	2,338,676
Less: accrued expenses, current portion	2,665,677	2,302,176
Accrued expenses, non-current portion	$-	$36,500

During the six months ended June 30, 2019, the Company entered into a settlement agreement with a certain consultant, pursuant to which $46,500 of previously accrued consulting fees were exchanged for 10,000 shares of the Company’s common stock and a $10,000 cash payment. The value of the shares was $7,200, and accordingly the Company recorded a gain on settlement of payables of $29,300 which is reflected within general and administrative expenses in the unaudited condensed consolidated statements of operations.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable

A summary of the notes payable activity during the six months ended June 30, 2019 is presented below:

	Related Party	Convertible		Other		Debt
	Notes	Notes		Notes		Discount	Total
Outstanding, January 1, 2019	$720,000	$4,309,415		$132,501		$(1,012,363)	$4,149,553
Issuances	475,000	6,000,152	[1]	-		-	6,475,152
Exchanges for equity	-	(1,550,471)		-		354,900	(1,195,571)
Repayments	(15,000)	(2,186,629)		-		187,484	(2,014,145)
Extinguishment of notes payable	-	-		(148,014)	[1]	6,196	(141,818)
Recognition of debt discount	-	-		-		(3,565,622)	(3,565,622)
Accretion of interest expense	-	-		-		235,122	235,122
Accrued interest reclassified to notes payable principal	-	-		23,013		-	23,013
Amortization of debt discount	-	-		-		1,734,403	1,734,403
Outstanding, June 30, 2019 [2]	$1,180,000	$6,572,467	[3]	$7,500		$(2,059,880)	$5,700,087

[1]	During the six months ended June 30, 2019, a convertible note in the principal amount of $148,014 was issued concurrently with the extinguishment of a certain note payable in the same aggregate principal amount. See below within Note 5 – Notes Payable – Conversions, Exchanges and Other for additional details.

[2]	As of June 30, 2019, outstanding related party notes, convertible notes and other notes in the aggregate principal amounts of $0, $168,000 and $7,500, respectively, were considered past due.

[3]	As of June 30, 2019, a portion of convertible notes with an aggregate principal balance of $3,808,241 were convertible into shares of common stock at the election of the holder any time until the balance has been paid in full. As of June 30, 2019, a portion of convertible notes with an aggregate principal balance of $2,764,226, which are not currently convertible, will become convertible into shares of the Company’s common stock at the election of the respective holder subsequent to June 30, 2019.

Related Party Notes

During the six months ended June 30, 2019, the Company issued to family members of an officer of the Company and a Scientific Advisory Board member (the “SAB Member”) notes payable in the aggregate principal amount of $475,000, which bear interest at the rate of 15% per annum and provide for maturity dates between July 2019 and August 2019.

During the six months ended June 30, 2019, the Company partially repaid a certain related party note in the principal amount of $15,000.

During the six months ended June 30, 2019, the Company and a certain related party agreed to further extend the maturity date of a note payable with a principal balance of $30,000 from January 2019 to December 2019.

As of June 30, 2019, related party notes consisted of notes payable issued to certain directors of the Company, family members of an officer of the Company, the SAB Member, and Tuxis Trust (the “Trust”). A director and principal shareholder of the Company serves as a trustee of the Trust, which was established for the benefit of his immediate family.

As of June 30, 2019, certain related party notes in the aggregate principal amount of $475,000 were convertible into shares of common stock of the Company at a conversion price of $0.60 per share, subject to adjustment, and a five year warrant (the “Warrant”) for the purchase of a number of shares equal to the number of shares issued upon the conversion of the principal amount of the Note. The Warrant provides for an exercise price of $0.80 per share, subject to adjustment. As of June 30, 2019, the other related party notes in the aggregate principal amount of $705,000 were not convertible. See Note 9 – Subsequent Events for details regarding amendments to notes held by a director of the Company, and the Trust.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Convertible Notes

Issuances

During the six months ended June 30, 2019, the Company issued certain lenders convertible notes payable in the aggregate principal amount of $5,852,138 for aggregate cash proceeds of $5,516,198. The difference of $335,940 was recorded as a debt discount and will be amortized over the terms of the respective notes. The convertible notes bear interest at rates ranging between 8% to 15% per annum payable at maturity with original maturity dates ranging between July 2019 through June 2020. In connection with the issuance of a certain convertible note, the Company issued the lender 68,873 shares of the Company’s common stock and the relative fair value of $54,168 was recorded as debt discount and is being amortized over the term of the note. In connection with the issuance of certain convertible notes, the Company issued the lenders five-year warrants to purchase an aggregate of 165,000 shares of the Company’s common stock at exercise prices ranging from $0.56 per share to $1.00 per share. The aggregate grant date value of the warrants was $66,500, which was recorded as debt discount and is being amortized over the terms of the respective convertible notes. The warrants were subject to the Company’s sequencing policy and, as a result, were initially recorded as derivative liabilities. See below within Note 5 – Notes Payable – Conversions, Exchanges and Other and Note 8 – Derivative Liabilities for additional details regarding the ECOs of the convertible notes.

During the six months ended June 30, 2019, a certain convertible note in the principal amount of $148,014 was issued concurrently with the extinguishment of a certain other note payable in the same principal amount. See below within Note 5 – Notes Payable – Convertible Notes – Conversions, Exchanges and Other for additional details.

Embedded Conversion Options and Note Provisions

As of June 30, 2019, outstanding convertible notes in the aggregate principal amount of $3,808,241 were convertible into shares of common stock of the Company as follows: (i) $2,007,139 of aggregate convertible notes were convertible at a fixed price ranging from $1.00 to $2.00 per share for the first six months following the respective issue date, and thereafter at a conversion price generally equal to a range of 58% to 65% of the fair value of the Company’s stock, subject to adjustment, until the respective note has been paid in full, (ii) $876,102 of aggregate convertible notes were convertible generally at a range of 58% to 65% of the fair value of the Company’s stock, subject to adjustment, depending on the note, and (iii) $925,000 of aggregate convertible notes were convertible into shares of common stock of the Company at a conversion price ranging from $0.50 to $0.60 per share, subject to adjustment, and five-year warrants to purchase common stock of the Company in the same ratio. The warrants provide for an exercise price ranging from $0.75 to $0.80 per share, subject to adjustment. Convertible notes in the aggregate principal amount of $275,000 provide for a mandatory conversion into common stock of the Company and warrants to purchase common stock of the Company in the same ratio upon the completion of an underwritten public offering by the Company of its securities whereby the conversion price shall be equal to the lower of the respective original conversion terms, or 75% of the offering price for the shares of common stock of the Company, or units of shares of common stock of the Company and warrants, as the case may be, sold pursuant to the public offering. The Company analyzes the ECOs of its convertible notes at issuance to determine whether the ECO should be bifurcated and accounted for as a derivative liability or if the ECO contains a beneficial conversion feature. See below within Note 5 – Notes Payable – Convertible Notes – Embedded Conversion Options and Note Provisions and Note 8 – Derivative Liabilities for additional details regarding the ECOs of the convertible notes.

As of June 30, 2019, a portion of convertible notes with an aggregate principal balance of $2,764,226, which were not yet convertible, will generally become convertible into shares of the Company’s common stock subsequent to June 30, 2019 at a conversion price generally equal to 58% of the fair value of the Company’s stock, subject to adjustment, until the respective notes have been paid in full.

As of June 30, 2019, outstanding convertible notes in the aggregate principal amount of $4,096,363 have prepayment premiums, whereby, in the event that the Company elects to prepay certain notes during the one hundred eighty-day period following the issue date, the respective holder is entitled to receive a prepayment premium of up to 35%, depending on the note, on the then outstanding principal balance including accrued interest.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of June 30, 2019, outstanding convertible notes in the aggregate principal amount of $3,082,328 have most favored nation (“MFN”) provisions, whereby, so long as such respective note is outstanding, upon any issuance by the Company of any security with certain identified provisions more favorable to the holder of such security, then at the respective holder’s option, those more favorable terms shall become a part of the transaction documents with the holder. As of June 30, 2019, notes with applicable MFN provisions were convertible using MFN conversion prices equal to 58% of the fair market value of the Company’s stock, as defined.

During the six months ended June 30, 2019, the Company determined that certain ECOs of issued or extended convertible notes were derivative liabilities. The aggregate issuance date value of the bifurcated ECOs was $3,186,760, of which $3,101,962 was recorded as a debt discount and is being amortized over the terms of the respective convertible notes and $84,798 was recognized as part of an extinguishment loss as described below. See Note 8 – Derivative Liabilities for additional details.

Conversions, Exchanges and Other

During the six months ended June 30, 2019, the Company and certain lenders exchanged certain convertible notes with bifurcated ECOs with an aggregate net carrying amount of $3,191,611 (including an aggregate of $1,550,471 of principal less debt discount of $354,900, $73,238 of accrued interest and $1,922,802 related to the separated ECOs accounted for as derivative liabilities) for an aggregate of 5,710,099 shares of the Company’s common stock at conversion prices ranging from $0.17 to $0.43 per share. The common stock had an aggregate exchange date value of $3,573,720 and, as a result, the Company recorded a loss on extinguishment of notes payable of $382,109. See Note 8 – Derivative Liabilities for additional details.

During the six months ended June 30, 2019, the Company repaid an aggregate principal amount of $2,186,629 of convertible notes payable, $131,935 of the respective aggregate accrued interest and an aggregate of $340,009 of prepayment premiums. As a result of the repayments, the Company recorded a loss on extinguishment of notes payable of $527,492 and an aggregate of $187,484 of the related debt discounts were extinguished.

During the six months ended June 30, 2019, a certain lender to the Company acquired a promissory note (classified in Other Notes) issued by the Company in the outstanding amount of $148,014 (inclusive of accrued interest reclassified to principal of $23,013) from a certain lender to the Company. The Company exchanged the acquired note for a new convertible note in the principal amount of $148,014 which accrues interest at a rate of 12% per annum, payable on the maturity date in March 2020. The ECO of the note was subject to sequencing and the issuance date fair value of $84,798 was accounted for as a derivative liability (see Note 8 – Derivative Liabilities for additional details). Since the fair value of the new ECO exceeded 10% of the principal amount of the new note, the note exchange was accounted for as an extinguishment, and accordingly the Company recognized a net loss on extinguishment of $90,994 in connection with the derecognition of the net carrying amount of $141,818 of the extinguished debt and the issuance of the new convertible notes in the aggregate principal amount $148,014 plus the fair value of the new note’s ECO of an aggregate of $84,798.

During the six months ended June 30, 2019, the Company and a certain lender agreed to an extension of the maturity date of a certain note payable with a principal balance of $100,000 from a maturity date in June 2019 to a new maturity date in December 2019. In consideration of the extension, the Company modified the conversion terms of the lender’s note to provide for a mandatory conversion into common stock of the Company and a five-year warrant to purchase common stock of the Company in the same ratio upon the completion of an underwritten public offering by the Company of its securities whereby, the conversion price shall be equal to the lower of the respective original conversion terms, or 75% of the offering price for the shares of common stock of the Company, or units of shares of common stock of the Company and warrants, as the case may be, sold pursuant to the public offering.

Other Notes

Exchange and Other

During the six months ended June 30, 2019, the Company and a certain lender agreed to an extension of the maturity date of a certain note payable with a principal balance of $125,000 from a maturity date in January 2019 to a new maturity date in December 2019. In consideration of the extension, the Company issued the lender 10,000 shares of the Company’s common stock. The issuance date fair value of the common stock of $7,052 was recorded as debt discount and is being amortized over the remaining term of the note.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the six months ended June 30, 2019, a convertible promissory note in the principal amount of $148,014 was issued concurrently with the extinguishment of a certain other note payable in the same principal amount. See above within Note 5 – Notes Payable – Conversions, Exchanges and Other for additional details.

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

Operating Lease

The Company is a party to a lease for 6,800 square feet of space located in Melville, New York (the “Melville Lease”) with respect to its corporate and laboratory operations. The Melville Lease was scheduled to expire in March 2020 (subject to extension at the option of the Company for a period of five years) and calls for an annual base rental during the initial term ranging between $132,600 and $149,260. In June 2019, the Company exercised its option to extend the Melville Lease and entered into a lease amendment with the lessor whereby the five-year extension term will commence on January 1, 2020 with annual base rent ranging between $153,748 and $173,060.

The Company’s rent expense amounted to approximately $24,000 and $54,000 for the three and six months ended June 30, 2019, respectively. The Company’s rent expense amounted to approximately $31,000 and $61,000 for the three and six months ended June 30, 2018, respectively. Rent expense is reflected in general and administrative expenses and research and development expenses in the unaudited condensed consolidated statements of operations.

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims or assessments arising from the ordinary course of business, and as of June 30, 2019, none are expected to materially impact the Company’s financial position.

The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Bonus Accruals

As of December 31, 2018, the Company had remaining accruals of approximately $91,000 for bonus milestones that were achieved in prior years and remained unpaid. As of June 30, 2019, the remaining accruals for bonus milestones achieved in prior years had been paid in full. In April 2019, the Company’s Compensation Committee and Board of Directors approved performance goals associated with cash bonuses payable to certain officers for the year ending December 31, 2019 and, as a result, the Company accrued $61,290 for 2019 cash bonuses as of June 30, 2019.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Deficiency

Authorized Capital and 2010 Equity Plan

In March 2019, the Board of Directors of the Company approved an increase in the number of authorized shares of common stock to 150,000,000, subject to shareholder approval. Additionally, the Board of Directors approved an increase in the number of authorized shares issuable under the Company’s 2010 Equity Participation Plan to 20,000,000, subject to shareholder approval. In May 2019, such shareholder approval was obtained.

In March 2019, the Board of Directors determined to submit to the Company’s shareholders for their approval amendments to the Certificate of Incorporation of the Company (with the Board of Directors having the authority to select and file one such amendment) to effect a reverse split of the Company’s common stock at a ratio of not less than 1-for-2 and not more than 1-for-20, with the Board of Directors having the discretion as to whether or not the reverse stock split is to be effected, and with the exact ratio of any reverse stock split to be set at a whole number within the above range as determined by the Board of Directors in its discretion. Concurrently, the Board of Directors determined to submit to the Company’s shareholders for their approval a proposal to authorize the Board of Directors, in the event the reverse stock split proposal is approved by the shareholders, in its discretion, to reduce the number of authorized shares of common stock in proportion to the percentage decrease in the number of outstanding shares of common stock resulting from the reverse split (or a lesser decrease in authorized shares of common stock as determined by the Board of Directors in its discretion). In May 2019, the Company’s shareholders approved the foregoing proposals.

Compensatory Common Stock Issuance

During the six months ended June 30, 2019, the Company issued 75,000 shares of immediately vested common stock valued at $30,000 to a consultant for services rendered.

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

Common Stock and Warrant Offerings

During the six months ended June 30, 2019, the Company issued an aggregate of 2,191,111 shares of common stock of the Company, five-year immediately vested warrants to purchase an aggregate of 1,135,556 shares of common stock of the Company at exercise prices ranging from $0.85 per share to $1.00 per share and one-year immediately vested warrants to purchase an aggregate of 1,055,555 shares of common stock of the Company at an exercise price of $0.70 per share to certain investors for aggregate gross proceeds of $1,156,000. The warrants had an aggregate grant date fair value of $899,689. The warrants were subject to the Company’s sequencing policy and, as a result, were initially recorded as derivative liabilities. See Note 8 – Derivative Liabilities for additional details.

Stock Warrants

Warrant Compensation

See Note 6 – Commitments and Contingences for additional details associated with the issuance of a warrant in connection with a consulting agreement extension.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company recorded stock–based compensation expense of $0 and $56,000 for the three and six months ended June 30, 2019, respectively, related to stock warrants issued as compensation, which is reflected as consulting expense in the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2018, the Company recorded stock–based compensation expense of $0 and $48,192, respectively, related to stock warrants issued as compensation.

Warrant Activity Summary

In applying the Black-Scholes option pricing model to warrants granted or issued, the Company used the following assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Risk free interest rate	1.84% - 2.37%	2.83%	1.84% - 2.62%	1.92% - 2.83%
Contractual term (years)	1.00 - 5.00	5.00	1.00 - 5.00	1.98 - 5.00
Expected volatility	136% - 139%	136%	136% - 150%	128% - 136%
Expected dividends	0.00%	0.00%	0.00%	0.00%

The weighted average estimated fair value of the warrants granted during the three and six months ended June 30, 2019 was approximately $0.34 and $0.42 per share, respectively. The weighted average estimated fair value of the warrants granted during the three and six months ended June 30, 2018 was approximately $1.23 and $1.22 per share, respectively.

A summary of the warrant activity during the six months ended June 30, 2019 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, January 1, 2019	3,483,403	$3.63
Issued	2,456,111	0.78
Expired	(86,562)	5.15
Outstanding, June 30, 2019	5,852,952	$2.41	2.3	$-

Exercisable, June 30, 2019	5,852,952	$2.41	2.3	$-

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table presents information related to stock warrants at June 30, 2019:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$0.56 - $0.99	2,456,111	3.0	2,456,111
$1.00 - $1.99	844,444	0.5	844,444
$2.00 - $2.99	75,000	4.3	75,000
$3.00 - $3.99	70,000	4.0	70,000
$4.00 - $4.99	2,102,135	2.0	2,102,135
$5.00 - $5.99	195,989	2.0	195,989
$6.00 - $7.99	40,000	1.1	40,000
$8.00 - $9.99	2,500	0.4	2,500
$10.00 - $15.00	66,773	0.6	66,773
	5,852,952	2.3	5,852,952

Stock Options

In March 2019, the Board of Directors reduced the exercise price of outstanding stock options for the purchase of an aggregate of 4,631,700 shares of common stock of the Company (with exercise prices ranging between $1.00 and $4.70 per share) to $0.75 per share, which was the closing price for the Company’s common stock on the day prior to determination, as reported by the OTCQB market. The exercise price reduction related to options held by, among others, the Company’s officers, directors, advisors and employees. The incremental value of the modified options compared to the original options, both valued as of the respective modification date, of $452,637 is being recognized over the vesting term of the options.

The following table presents information related to stock options at June 30, 2019:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.75 - $0.99	4,623,367	6.9	3,167,037
$1.00 - $5.99	43,668	0.8	43,668
$6.00 - $19.99	37,500	4.5	37,500
$20.00 - $30.00	35,000	2.7	35,000
	4,739,535	6.8	3,283,205

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table presents information related to stock option expense:

						Weighted
						Average
						Remaining
	For the Three Months Ended		For the Six Months Ended		Unrecognized at	Amortization
	June 30,		June 30,		June 30,	Period
	2019	2018	2019	2018	2019	(Years)
Consulting	$175,567	$241,590	$471,649	$505,817	$181,413	1.3
Research and development	96,138	68,593	245,932	144,438	398,589	1.8
General and administrative	171,099	517,004	454,901	1,011,552	633,859	1.4
	$442,804	$827,187	$1,172,482	$1,661,807	$1,213,861	1.5

Note 8 – Derivative Liabilities

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2019	$1,094,607
Issuance of derivative liabilities	4,208,949
Extinguishment of derivative liabilities in connection with convertible note repayments and exchanges	(1,922,802)
Change in fair value of derivative liabilities	203,313
Reclassification of derivative liabilities to equity	(2,637,996)
Ending balance as of June 30, 2019	$946,071

In applying the Multinomial Lattice and Black-Scholes option pricing models to derivatives issued and outstanding during the three and six months ended June 30, 2019 and 2018, the Company used the following assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Risk free interest rate	1.71% - 2.42%	2.24% - 2.73%	1.71% - 2.62%	1.22% - 2.56%
Expected term (years)	0.02 - 5.00	0.26 - 4.41	0.02 - 5.00	0.26 - 4.91
Expected volatility	98% - 139%	100% - 164%	98% - 156%	100% - 164%
Expected dividends	0.00%	0.00%	0.00%	0.00%

During the six months ended June 30, 2019, the Company recorded new derivative liabilities in the aggregate amounts of $3,186,760 and $1,022,189 related to the ECOs of certain convertible notes payable and warrants subject to sequencing, respectively. See Note 5 – Notes Payable – Convertible Notes for additional details. See Note 6 – Commitments and Contingencies and Note 7 – Stockholders’ Deficiency for warrants issued and deemed to be derivative liabilities.

During the six months ended June 30, 2019, the Company extinguished an aggregate of $1,922,802 of derivative liabilities in connection with repayments and exchanges of certain convertible notes payable into shares of the Company’s common stock. See Note 5 – Notes Payable – Convertible Notes for additional details.

During the six months ended June 30, 2019, the Company reclassified an aggregate of $2,637,996 of derivative liabilities to equity as a result of a change in the sequencing status.

On June 30, 2019, the Company recomputed the fair value of ECOs recorded as derivative liabilities to be $688,738. The Company recorded a loss on the change in fair value of these derivative liabilities of $342,765 and $439,602 for the three and six months ended June 30, 2019, respectively.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

On June 30, 2019, the Company recomputed the fair value of the derivative liabilities related to outstanding warrants to be $257,333. These warrants are either redeemable for cash equal to the Black-Scholes value, as defined, at the election of the warrant holder upon a fundamental transaction pursuant to the warrant terms or were issued subsequent to the commencement of sequencing. The Company recorded a gain on the change in fair value of these derivative liabilities of $185,716 and $236,289 for the three and six months ended June 30, 2019, respectively.

Note 9 – Subsequent Events

Arena Investors

Subsequent to June 30, 2019, the Company entered into a securities purchase agreement (the “Arena Purchase Agreement”) with Arena Investors LP (“Arena”) pursuant to which Arena has agreed to acquire 5,500,000 shares of Series A preferred stock, par value $0.01 per share, of the Company, a warrant for the purchase of 6,000,000 shares of common stock, par value $0.001 per share, of the Company (the “Arena Warrant”) and a convertible promissory note of the Company in the principal amount of $500,000 (the “Arena Note”), in consideration of a payment by Arena to the Company of an aggregate of $5,400,000. The closing of the Arena Purchase Agreement is subject to, among other things, approval by the shareholders of the Company of the Arena Purchase Agreement and the transactions contemplated thereby, the concurrent execution of an underwriting agreement with regard to a public offering of the Company’s securities with gross proceeds to the Company of at least $7,500,000 (the “Public Offering”) and approval by the Nasdaq Stock Market of the Company’s pending listing application with respect to its shares of common stock. The number of shares of common stock subject to the Arena Warrant is subject to adjustment for the Company’s contemplated reverse stock split in connection with the Public Offering.

The shares of Series A preferred stock will be convertible, at the option of Arena, into shares of common stock of the Company at a conversion price generally equal to 75% of the public offering price for the common stock, or units of common stock and warrants, as the case may be, offered pursuant to the Public Offering, except that, with respect to any shares of Series A preferred stock that are outstanding as of the 18 month anniversary of the closing date of the Arena Purchase Agreement (or earlier under certain circumstances), the conversion price will be, if lower, 85% of the market price of the shares of common stock of the Company as of such anniversary date (or such earlier date) (but in no event less than $0.10 per share, subject to adjustment for reverse stock splits and the like). The shares of Series A preferred stock will carry a 12% cumulative dividend and will be redeemable at the Company’s option, subject to certain conditions, provided that the Company pays a redemption premium of 25%. In the event of a liquidation, dissolution or winding-up of the Company, the holders of the Series A preferred stock will be entitled to receive the stated value of the shares of $5,500,000, plus any accrued and unpaid dividends, before any distribution is made to the holders of common stock or other junior securities. Except as required by law, the holders of the Series A preferred stock will not have any voting rights.

The Arena Warrant will be exercisable for a period of three years at an exercise price per share generally equal to the lesser of 125% of the conversion price for the shares of Series A preferred stock or 100% of the exercise price of any warrants included as part of units offered pursuant to the Public Offering (the “Public Warrants”). In the event the ratio of the number of shares of common stock issuable pursuant to the Public Warrants to the number of shares of common stock included as part of such units is greater than one-to-one, then the number of shares of common stock of the Company underlying the Arena Warrant will be proportionately increased. Arena will be able to exercise the Arena Warrant on a cashless basis if, as of the six month anniversary of the closing date, the shares of common stock underlying the Arena Warrant are not then registered for resale pursuant to an effective registration statement filed with the Securities and Exchange Commission (the “SEC”).

The Arena Note will provide for an 18-month maturity date (subject to extension in the event any shares of Series A preferred stock are outstanding as of such date) and interest at the rate of 12% per annum. The principal amount of the Arena Note will be convertible into shares of Series A preferred stock of the Company at a ratio of one share of Series A preferred stock for each dollar of indebtedness converted. The Company will have the right to prepay the Arena Note, subject to certain conditions, provided that the Company pays a 30% prepayment premium and concurrently redeems any outstanding shares of Series A preferred stock. The payment of the Arena Note will be secured by the grant by the Company of a security interest in its tangible and intangible assets.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

In connection with the Arena Purchase Agreement, the Company will enter into a separate registration rights agreement with Arena at closing pursuant to which the Company will agree to undertake to file a registration statement with the SEC to register the resale of the shares underlying the Series A preferred stock and the Arena Warrant. Arena has agreed to enter into a lock-up agreement with the representative of the underwriters of the Public Offering pursuant to which it will agree that it will not sell publicly any shares of common stock of the Company for a period of 135 days following the Public Offering unless the closing price of the shares of common stock of the Company equals or exceeds, for a period of five consecutive trading days, 150% of the public offering price for the securities offered pursuant to the Public Offering. If the Company fails to file the registration statement with the SEC within 50 days following the Public Offering or have it declared effective by the SEC within 135 days following the Public Offering, or if the Company fails to maintain the effectiveness of the registration statement until all of such shares of common stock have been sold or are otherwise able to be sold pursuant to Rue 144 under the Securities Act of 1933, as amended, without any volume or manner of sale restrictions, then the Company will be obligated to pay to Arena liquidated damages equal to 1% per month of the aggregate amount paid by Arena for its securities (subject to an 8% cap), until such events are satisfied.

Notes Payable

Subsequent to June 30, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $1,042,688 to certain lenders for aggregate cash proceeds of $971,500. The difference of $71,188 was recorded as a debt discount and will be amortized over the terms of the respective notes. The convertible notes bear interest at a rate of 12% per annum, payable at maturity, with original maturity dates ranging from December 2019 to August 2020. The notes are convertible as follows: (i) $810,000 of aggregate convertible notes and the respective accrued interest are convertible into shares of the Company’s common stock at the election of the holder after the 180th day following the issue date at a conversion price generally equal to 58% of the fair value of the Company’s common stock, (ii) $167,688 of aggregate convertible notes are convertible at either a fixed price of $0.25 or $1.00 per share, depending on the note, for the first six months following the respective issue date, and thereafter at a conversion price generally equal to 58% of the fair value of the Company’s stock, subject to adjustment, until the respective note has been paid in full, and (iii) $65,000 of aggregate convertible notes are convertible into shares of common stock of the Company at a conversion price of $0.50 per share, subject to adjustment, and five-year warrants to purchase common stock of the Company in the same ratio. The warrants provide for an exercise price of $0.75 per share, subject to adjustment. Convertible notes in the aggregate principal amount of $65,000 are mandatorily convertible into common stock of the Company and warrants to purchase common stock of the Company in the same ratio upon the completion of an underwritten public offering by the Company of its securities whereby the conversion price shall be equal to the lower of the respective original conversion price, or 75% of the offering price for the shares of common stock of the Company, or units of shares of common stock of the Company and warrants, sold pursuant to the Public Offering. In connection with the issuance of certain convertible promissory notes, the Company issued to the respective lenders warrants for the purchase of an aggregate of 130,000 shares of the Company’s common stock. The grant date fair value of the warrants will be recorded as a debt discount and will be amortized over the terms of the respective notes. In the event that the Company elects to prepay certain notes during the 180 period following the issue date, the holder will be entitled to receive a prepayment premium up to 35%, depending on the note, of the then outstanding principal balance plus accrued interest.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Subsequent to June 30, 2019, the Company, a director of the Company, and the Trust agreed that promissory notes held by the director and the Trust in the outstanding principal amounts of $175,000 and $500,000, respectively, will be exchanged for shares of common stock and warrants, as described below, in connection with the Public Offering. The exchange price for the indebtedness will be equal to 75% of the public offering price of the common stock, or units of common stock and warrants, as the case may be, offered pursuant to the Public Offering (the “Director/Trust Exchange Price”). The number of shares of common stock issuable pursuant to the warrants to be issued to the director and the Trust will be in the same ratio to the number of shares of common stock issued upon exchange of their indebtedness as the number of shares of common stock subject to the Public Warrants bears to the number of shares of common stock issued as part of the Public Offering units. The exercise price of the warrants to be issued to the director and the Trust will be 125% of the Director/Trust Exchange Price and the term of the warrants will be the same term as the Public Warrants. Concurrently with the exchange, the exercise prices of outstanding warrants held by the director and the Trust for the purchase of an aggregate of 1,377,842 shares of common stock of the Company will be reduced from between $1.50 and $4.00 per share to $0.75 per share and the expiration dates of such warrants will be extended from between December 2019 and March 2022 to December 2023. The exchange agreements will be submitted for approval by the shareholders of the Company. In the event that such shareholder approval is not obtained prior to the Public Offering, then, in connection with the Public Offering, the promissory notes held by the director and the Trust will be paid.

Subsequent to June 30, 2019, the holders of notes in the aggregate principal amount $1,053,102 entered into agreements with the Company pursuant to which the parties agreed that the maturity of the promissory notes held by such holders will be further extended to dates ranging between July 2019 to July 2020. Such notes in the aggregate amount of $1,025,000 will be exchanged for shares of common stock and warrants, as described below, in connection with the Public Offering. The exchange price for the indebtedness will be equal to the lesser of (i) 75% of the public offering price of the common stock, or units of common stock and warrants, as the case may be, offered pursuant to the Public Offering or (ii) $0.60 per share (subject to adjustment for reverse stock splits and the like) (the “Other Indebtedness Exchange Price”). The number of shares of common stock issuable pursuant to the warrants to be issued to such holders will be equal to the number of shares of common stock issuable to them upon conversion of the principal amount of their respective notes. The exchange price of the warrants to be issued to such holders will be the lesser of (i) 125% of the Other Indebtedness Exchange Price or (ii) $0.80 per share (subject to adjustment for reverse stock splits and the like).

Subsequent to June 30, 2019, the Company and certain lenders agreed to the exchange of convertible notes in the aggregate principal amount of $225,102 and aggregate accrued interest of $34,107 for an aggregate of 1,616,669 shares of the Company’s common stock at exchange prices ranging from $0.12 to $0.19 per share.

Subsequent to June 30, 2019, the Company repaid an aggregate principal amount of $926,250 of convertible notes payable, $54,720 of the respective aggregate accrued interest and an aggregate of $335,076 of prepayment premium

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of BioRestorative Therapies, Inc. (together with its subsidiary, “BRT”) for the three and six months ended June 30, 2019 and 2018 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to BRT. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019.

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

This Quarterly Report on Form 10-Q includes references to our federally registered trademarks, BioRestorative Therapies, the Dragonfly Logo, brtxDISC, ThermoStem Stem Cellutrition Stem Pearls and Stem the Tides of Time. The Dragonfly Logo is also registered with the U.S. Copyright Office. This Quarterly Report on Form 10-Q may also include references to trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q appear without the ®, SM or ™ symbols, and copyrighted content appears without the use of the symbol ©, but the absence of use of these symbols does not reflect upon the validity or enforceability of the intellectual property owned by us or third parties.

Overview

We develop therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult (non-embryonic) stem cells. We are currently pursuing our Disc/Spine Program with our lead cell therapy candidate being called BRTX-100. We submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial investigating the use of BRTX-100 in the treatment of chronic lower back pain arising from degenerative disc disease. We have received such authorization from the FDA. We intend to commence such clinical trial during the fourth quarter of 2019 (assuming the receipt of necessary funding). We have obtained a license to utilize or sublicense a method for the hypoxic (low oxygen) culturing of cells for use in treating disc and spine conditions, including protruding and bulging lumbar discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the leg and foot. We are also developing our ThermoStem Program. This pre-clinical program involves the use of brown adipose (fat) in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies. United States patents related to the ThermoStem Program were issued in September 2015 and January 2019, an Australian patent related to the ThermoStem Program was issued in April 2017, and a Japanese patent related to the ThermoStem Program was issued in December 2017.

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

As of June 30, 2019, our accumulated deficit was $71,962,618, our stockholders’ deficiency was $8,942,471 and our working capital deficiency was $9,786,144. We have historically only generated a modest amount of revenue, and our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year. These conditions indicate that there is substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date.

Based upon our working capital deficiency as of June 30, 2019, and our forecast for continued operating losses, we require equity and/or debt financing to continue our operations. As of June 30, 2019, our outstanding debt of $7,759,967, with interest at rates ranging between 8% and 15% per annum, was due on various dates through June 2020. Subsequent to June 30, 2019, we have received aggregate debt proceeds of $971,500, debt (inclusive of accrued interest) of $259,209 has been exchanged for common stock, $980,970 of debt (inclusive of accrued interest) has been repaid, and the due date for the repayment of $1,053,102 of debt has been extended to dates between July 2019 and July 2020. Giving effect to the above actions, we currently have a note payable in the outstanding principal amount of $144,000 which is past due. Based upon our working capital deficiency and outstanding debt, we expect to be able to fund our operations through September 2019 while we continue to apply efforts to raise additional capital. We anticipate that we will require approximately $20,000,000 in financing to commence and complete a Phase 2 clinical trial with regard to our Disc/Spine Program. We anticipate that we will require approximately $45,000,000 in further additional funding to complete our clinical trials using BRTX-100 (assuming the receipt of no revenues). We will also require a substantial amount of additional funding if we determine to establish a manufacturing operation with regard to our Disc/Spine Program (as opposed to utilizing a third party manufacturer) and to implement our other programs, including our metabolic ThermoStem Program. No assurance can be given that the anticipated amounts of required funding are correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise.

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

Subsequent to June 30, 2019, we entered into a securities purchase agreement (the “Arena Purchase Agreement”) with Arena Investors LP (“Arena”) pursuant to which Arena has agreed to acquire 5,500,000 shares of our Series A preferred stock, a warrant for the purchase of 6,000,000 shares of our common stock and a convertible promissory note in the principal amount of $500,000, in consideration of a payment by Arena to us for an aggregate of $5,400,000. The closing of the Arena Purchase Agreement is subject to, among other things, approval by our shareholders of the Arena Purchase Agreement and the transactions contemplated thereby, the concurrent execution of an underwriting agreement with regard to a public offering of our securities with gross proceeds of at least $7,500,000 (the “Public Offering”) and approval by the Nasdaq Stock Market of our pending listing application with respect to our shares of common stock.

Further, holders of our notes in the aggregate principal amount of $1,700,000 have entered into agreements with us pursuant to which the parties agreed to exchange such notes for shares of our common stock and warrants in connection with the closing of the Public Offering.

Consolidated Results of Operations

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended June 30, 2019 and 2018, respectively:

	For The Three Months Ended
	June 30,
	2019	2018
Revenues	$31,000	$37,000

Operating Expenses:
Marketing and promotion	108,849	17,531
Consulting	533,873	417,954
Research and development	441,723	372,815
General and administrative	1,075,359	1,279,035
Total Operating Expenses	2,159,804	2,087,335
Loss From Operations	(2,128,804)	(2,050,335)

Other Expense:
Interest expense	(327,967)	(230,383)
Amortization of debt discount	(991,261)	(1,081,982)
Loss on extinguishment of notes payable, net	(552,109)	(44,951)
Change in fair value of derivative liabilities	(157,049)	(106,772)
Total Other Expense	(2,028,386)	(1,464,088)
Net Loss	$(4,157,190)	$(3,514,423)

Revenues

For the three months ended June 30, 2019 and 2018, we generated $31,000 and $37,000, respectively, of royalty revenue in connection with our sublicense agreement.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the three months ended June 30, 2019, marketing and promotion expenses increased by $91,318, or 521%, from $17,531 to $108,849 as compared to the three months ended June 30, 2018. The increase is primarily due to the hiring of an advertising and promotion firm.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended June 30, 2019, consulting expenses increased $115,919, or 28%, from $417,954 to $533,873, as compared to the three months ended June 30, 2018. The increase is primarily due to cash consulting fees in connection with clinical trials and strategic planning.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended June 30, 2019, research and development expenses increased by $68,908, or 18%, from $372,815 to $441,723, as compared to the three months ended June 30, 2018. The increase was primarily a result of an increase of approximately $28,000 in stock-based compensation expense primarily related to options issued to our Scientific Advisory Board members, an increase of approximately $21,000 in laboratory staffing, and an increase of approximately $23,000 of costs related to brown fat and disc/spine initiatives.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of our Vice President of Research and Development and our laboratory staff), as well as corporate expenses such as legal and professional fees, investor relations and occupancy related expenses. For the three months ended June 30, 2019, general and administrative expenses decreased by $203,676, or 16%, from $1,279,035 to $1,075,359, as compared to the three months ended June 30, 2018. The decrease is primarily due to a decrease of approximately $316,000 in stock-based compensation related primarily to fewer outstanding options in 2019 and approximately $69,000 of payroll expenses and associated bonuses in 2019, partially offset by an increase of approximately $154,000 in legal expense due to increased legal matters regarding fundings and conversions of debt.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the three months ended June 30, 2019, interest expense increased $97,584, or 42%, as compared to the three months ended June 30, 2018. The increase was due to an increase in interest-bearing short-term borrowings as compared to the three months ended June 30, 2018.

Amortization of debt discount

For the three months ended June 30, 2019, amortization of debt discount decreased $90,721, or 8%, as compared to the three months ended June 30, 2018. The decrease was primarily due to the timing of the recognition of expense related to the bifurcated embedded conversion options of convertible notes.

Loss on extinguishment of notes payable, net

For the three months ended June 30, 2019, the loss on extinguishment of notes payable, net increased by $507,158, or 1128% from $44,951 to $552,109, as compared to the three months ended June 30, 2018. The increase is associated with debt repayments and debtholders’ exchanges of debt into equity securities resulting in a loss on the exchange.

Change in fair value of derivative liabilities

For the three months ended June 30, 2019, the net loss related to the change in fair value of derivative liabilities increased by $50,277, or 47%, from $106,772 to $157,049, as compared to the three months ended June 30, 2018. The increase was due to the increase in time value of embedded conversion options within certain convertible notes payable.

Six months Ended June 30, 2019 Compared with Six months Ended June 30, 2018

The following table presents selected items in our unaudited condensed consolidated statements of operations for the six months ended June 30, 2019 and 2018, respectively:

	For The Six Months Ended
	June 30,
	2019	2018
Revenues	$60,000	$56,000

Operating Expenses:
Marketing and promotion	124,686	58,554
Consulting	1,133,607	850,884
Research and development	896,729	779,945
General and administrative	2,362,118	2,647,690
Total Operating Expenses	4,517,140	4,337,073
Loss From Operations	(4,457,140)	(4,281,073)

Other (Expense) Income:
Interest expense	(644,911)	(391,642)
Amortization of debt discount	(1,734,403)	(1,343,628)
Loss on extinguishment of notes payable, net	(1,000,595)	(63,788)
Change in fair value of derivative liabilities	(203,313)	58,048
Total Other Expense	(3,583,222)	(1,741,010)
Net Loss	$(8,040,362)	$(6,022,083)

Revenues

For the six months ended June 30, 2019 and 2018, we generated $60,000 and $56,000, respectively, of royalty revenue in connection with our sublicense agreement.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the six months ended June 30, 2019, marketing and promotion expenses increased by $66,132, or 113%, from $58,554 to $124,686 as compared to the six months ended June 30, 2018. The increase is primarily due to the hiring of an advertising and promotion firm.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the six months ended June 30, 2019, consulting expenses increased $282,723, or 33%, from $850,884 to $1,133,607, as compared to the six months ended June 30, 2018. The increase is primarily due to cash consulting fees in connection with clinical trials and strategic planning.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the six months ended June 30, 2019, research and development expenses increased by $116,784, or 15%, from $779,945 to $896,729, as compared to the six months ended June 30, 2018. The increase was primarily a result of an increase of approximately $101,000 in stock-based compensation expense primarily related to options issued to our Scientific Advisory Board members, incremental modification expense related to an option repricing in 2019, and an increase in laboratory staffing.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of our Vice President of Research and Development and our laboratory staff), as well as corporate expenses such as legal and professional fees, investor relations and occupancy related expenses. For the six months ended June 30, 2019, general and administrative expenses decreased by $285,572, or 11%, from $2,647,690 to $2,362,118, as compared to the six months ended June 30, 2018. The decrease is primarily due to a decrease of approximately $527,000 in stock-based compensation related primarily to fewer outstanding options in 2019 and a decrease of approximately $134,000 of performance-based bonuses in 2019, partially offset by an increase of approximately $259,000 and $48,000 in legal and financial fees, respectively, due to increased matters regarding fundings and conversions of debt, as well as an increase in corporate expenses.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the six months ended June 30, 2019, interest expense increased $253,269, or 65%, as compared to the six months ended June 30, 2018. The increase was due to an increase in interest-bearing short-term borrowings as compared to the six months ended June 30, 2018.

Amortization of debt discount

For the six months ended June 30, 2019, amortization of debt discount increased $390,775, or 29%, as compared to the six months ended June 30, 2018. The increase was primarily due to increased issuances of convertible notes and the timing of the recognition of expense related to the bifurcated embedded conversion options of convertible notes.

Loss on extinguishment of notes payable, net

For the six months ended June 30, 2019, we recorded a loss on extinguishment of notes payable, net, of $1,000,595--, as compared to a loss on extinguishment of notes payable, net of $63,788 for the six months ended June 30, 2018. The increase is associated with debt repayments and debtholders’ exchanges of debt into equity securities resulting in a loss on the exchange.

Change in fair value of derivative liabilities

For the six months ended June 30, 2019, we recorded a loss related to the change in fair value of derivative liabilities of $203,313 due to the increase in time value of embedded conversion options within certain convertible notes payable, as compared to a gain related to the change in fair value of derivative liabilities of $58,048 for the six months ended June 30, 2018.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	June 30, 2019	December 31, 2018
Cash	$1,283,666	$117,523

Working Capital Deficiency	$(9,786,144)	$(9,073,901)

Notes Payable (Gross)	$7,759,967	$5,161,916

Availability of Additional Funds

Based upon our working capital deficiency and stockholders’ deficiency of $9,786,144 and $8,942,471, respectively, as of June 30, 2019, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern within the next twelve months from the date of this filing.

As of June 30, 2019, our outstanding debt of $7,759,967, together with interest at rates ranging between 8% and 15% per annum, was due on various dates through June 2020. Subsequent to June 30, 2019, we have received aggregate debt proceeds of $971,500, debt (inclusive of accrued interest) of $259,209 has been exchanged for common stock, $980,970 of debt (inclusive of accrued interest) has been repaid, and the due date for the repayment of $1,053,102 of debt has been extended to dates between July 2019 and July 2020. Giving effect to the above actions, we currently have a note payable in the outstanding principal amount of $144,000 which is past due. As of the date of filing, our outstanding debt was as follows:

Principal
Maturity Date	Amount
Past Due	$144,000
QE 9/30/2019	1,060,000
QE 12/31/2019	3,732,226
QE 3/31/2020	1,685,250
QE 6/30/2020	862,138
QE 9/30/2020	167,688
$7,651,302

Subsequent to June 30, 2019, we entered into the Arena Purchase Agreement pursuant to which Arena has agreed to acquire 5,500,000 shares of our Series A preferred stock, a warrant for the purchase of 6,000,000 shares of our common stock and a convertible promissory note in the principal amount of $500,000, in consideration of a payment by Arena to us for an aggregate of $5,400,000. The closing of the Arena Purchase Agreement is subject to, among other things, approval by our shareholders of the Arena Purchase Agreement and the transactions contemplated thereby, the concurrent execution of an underwriting agreement with regard to a public offering of our securities with gross proceeds of at least $7,500,000 and approval by the Nasdaq Stock Market of our pending listing application with respect to our shares of common stock.

Further, holders of our notes in the aggregate principal amount of $1,700,000 have entered into agreements with us pursuant to which the parties agreed to exchange such notes for shares of our common stock and warrants in connection with the closing of the Public Offering.

Based upon our working capital deficiency, outstanding debt and forecast for continued operating losses we expect that the cash we currently have available will fund our operations through September 2019. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes). Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

During the six months ended June 30, 2019 and 2018, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the six months ended June 30, 2019 and 2018 in the amounts of $3,397,117 and $2,198,577, respectively. The net cash used in operating activities for the six months ended June 30, 2019 was primarily due to cash used to fund a net loss of $8,040,362, adjusted for non-cash expenses in the aggregate amount of $4,508,262 partially offset by $134,983 of cash generated by changes in the levels of operating assets and liabilities, primarily as a result of increases in accrued interest, expenses, and other current liabilities, partially offset by a decrease in accounts payable. The net cash used in operating activities for the six months ended June 30, 2018 was primarily due to cash used to fund a net loss of $6,022,083, adjusted for non-cash expenses in the aggregate amount of $3,514,416 partially offset by $309,090 of cash generated by changes in the levels of operating assets and liabilities, primarily as a result of increases in accrued interest, expenses, and other current liabilities, partially offset by a decrease in accounts payable.

Net Cash Used in Investing Activities

During the six months ended June 30, 2019 and 2018, cash used in investing activities was $29,371 and $12,869, respectively, due to cash used for the purchase of office and computer equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2019 and 2018 was $4,592,631 and $1,763,295, respectively. During the six months ended June 30, 2019, $3,449,560 of net proceeds were from debt financings, $1,156,000 of proceeds were from equity financings and $12,929 was used for incurred offering costs. During the six months ended June 30, 2018, $1,324,127 of net proceeds were from debt financings and other borrowings and $439,168 of proceeds were from equity financings (including proceeds received in connection with the exercise of common stock purchase warrants).

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2018 filed with the SEC on March 29, 2019, except as follows:

Revenue Recognition

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

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct, incremental professional fees incurred in connection with preparing for our contemplated public offering of our equity securities, are capitalized as non-current assets on the balance sheet. Upon the consummation of a public offering, the deferred offering costs will be offset against the equity offering proceeds.

Recently Issued Accounting Pronouncements

For a description of relevant recently issued accounting pronouncements, see Note 3 – Summary of Significant Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2019, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as transactions by an issuer not involving any public offering or Section 3(a)(9) of the Securities Act as a security exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2018, our Quarterly Report on Form 10-Q for the period ended March 31, 2019, Current Reports on Form 8-K filed with the Securities and Exchange Commission, and press releases made by us), and we were available to answer questions by prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficiency and for other corporate purposes.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price		Term (Years)		Purchaser(s)	Consideration (1)
4/2/19	74,913	-	$-		-		(2)	$30,190	(3)
4/2/19 - 4/23/19	501,092	-	$-		-		(2)	$180,194	(3)
4/8/19	68,873	-	$-		-		(2)	$54,168	(4)
4/8/19 - 4/18/19	249,578	-	$-		-		(2)	$106,737	(3)
4/9/19	80,000	80,000	$1.00		5		(2)	$56,000	(5)
4/9/19	110,837	-	$-		-		(2)	$45,000	(3)
4/18/19	105,519	-	$-		-		(2)	$40,467	(3)
4/22/19	109,239	-	$-		-		(2)	$37,382	(3)
4/29/19	74,455	-	$-		-		(2)	$23,000	(3)
5/2/19	80,000	-	$-		-		(2)	$25,520	(3)
5/7/19	1,111,111	1,111,111	$0.78	(6)	3	(6)	(2)	$500,000	(5)
5/9/19	113,040	-	$-		-		(2)	$25,467	(3)
5/9/19 - 5/22/19	1,392,903	-	$-		-		(2)	$275,368	(3)
5/10/19	36,000	-	$-		-		(2)	$7,934	(3)
6/3/19	186,333	-	$-		-		(2)	$31,860	(3)
6/3/19 - 6/17/19	692,173	-	$-		-		(2)	$128,433	(3)
6/4/19	75,000	-	$-		-		(7)	$30,000	(8)

(1)	The value of the non-cash consideration was estimated by management based on observations of the cash sales prices of freely tradable shares.
(2)	Accredited investor.
(3)	Issued in connection with the exchange of convertible notes payable.
(4)	Issued in connection with issuance of debt.
(5)	Issued for cash consideration.
(6)	The warrants are exercisable as follows: (i) one-year warrants to purchase an aggregate 555,555 shares of common stock have an exercise price of $0.70 per share and (ii) five-year warrants to purchase an aggregate 555,556 shares of common stock have an exercise price of $0.85 per share.
(7)	Issued in consideration of consulting services.
(8)	Consultant.

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

Date: August 14, 2019	BIORESTORATIVE THERAPIES, INC.

	By:	/s/ Mark Weinreb
Mark Weinreb
Chief Executive Officer
(Principal Executive and Financial Officer)

