Form 10-Q
period 2019-09-30
BioRestorative Therapies, Inc.
filed 2019-11-13
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of November 11, 2019, there were 30,761,527 shares of common stock outstanding.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current Assets:
Cash	$98,113	$117,523
Accounts receivable	38,000	29,000
Prepaid expenses and other current assets	64,741	34,464
Total Current Assets	200,854	180,987

Property and equipment, net	105,619	175,235
Intangible assets, net	757,888	814,059
Security deposit	22,100	22,100
Deferred offering costs	371,725	-
Total Assets	$1,458,186	$1,192,381

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$1,743,596	$1,893,827
Accrued expenses and other current liabilities	2,625,423	2,302,176
Accrued interest	628,976	338,619
Current portion of notes payable, net of debt discount of $733,886 and $936,866 at September 30, 2019 and December 31, 2018, respectively	7,526,128	3,625,659
Derivative liabilities	1,191,108	1,094,607
Total Current Liabilities	13,715,231	9,254,888
Accrued expenses, non-current portion	-	36,500
Accrued interest, non-current portion	14,345	18,137
Notes payable, non-current portion, net of debt discount of $78,919 and $75,497 at September 30, 2019 and December 31, 2018, respectively	157,143	523,894
Total Liabilities	13,886,719	9,833,419

Commitments and contingencies (See Note 6)

Stockholders’ Deficiency:
Preferred stock, $0.01 par value; Authorized, 20,000,000 shares; None issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value; Authorized, 300,000,000 shares; Issued and outstanding 23,717,754 and 11,728,394 shares at September 30, 2019 and December 31, 2018, respectively	23,717	11,728
Additional paid-in capital	64,567,341	55,269,490
Accumulated deficit	(77,019,591)	(63,922,256)
Total Stockholders’ Deficiency	(12,428,533)	(8,641,038)
Total Liabilities and Stockholders’ Deficiency	$1,458,186	$1,192,381

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$38,000	$26,000	$98,000	$82,000

Operating Expenses:
Marketing and promotion	156,179	155,161	280,865	213,715
Consulting	373,975	417,601	1,507,582	1,268,485
Research and development	409,815	357,436	1,306,544	1,137,381
General and administrative	917,027	284,472	3,279,145	2,932,162
Total Operating Expenses	1,856,996	1,214,670	6,374,136	5,551,743
Loss From Operations	(1,818,996)	(1,188,670)	(6,276,136)	(5,469,743)

Other Expense:
Interest expense	(394,816)	(257,298)	(1,039,727)	(648,940)
Amortization of debt discount	(1,487,501)	(540,488)	(3,221,904)	(1,884,116)
Loss on extinguishment of notes payable, net	(1,290,623)	(320,383)	(2,291,218)	(384,171)
Change in fair value of derivative liabilities	(65,037)	(615,322)	(268,350)	(557,274)
Warrant modification expense	-	(3,100)	-	(3,100)
Total Other Expense	(3,237,977)	(1,736,591)	(6,821,199)	(3,477,601)
Net Loss	$(5,056,973)	$(2,925,261)	$(13,097,335)	$(8,947,344)

Net Loss Per Share
- Basic and Diluted	$(0.23)	$(0.39)	$(0.74)	$(1.32)

Weighted Average Number of
Common Shares Outstanding
- Basic and Diluted	21,520,371	7,410,350	17,601,908	6,796,761

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Deficiency

(unaudited)

	Three Months Ended September 30, 2019
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2019	19,793,477	$19,793	$63,000,354	$(71,962,618)	$(8,942,471)

Shares issued in exchange for notes payable and accrued interest	3,924,277	3,924	1,161,373	-	1,165,297

Reclassification of derivative liabilities to equity	-	-	171,569	-	171,569

Stock-based compensation:
- options	-	-	234,045	-	234,045

Net loss	-	-	-	(5,056,973)	(5,056,973)
Balance - September 30, 2019	23,717,754	$23,717	$64,567,341	$(77,019,591)	$(12,428,533)

	Three Months Ended September 30, 2018
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2018	6,747,501	$6,747	$47,551,776	$(57,426,536)	$(9,868,013)

Shares and warrants issued for cash	60,000	60	74,940	-	75,000

Conversion of notes payable and accrued interest into common stock	70,406	70	57,662	-	57,732

Shares issued in exchange for notes payable and accrued interest	1,785,599	1,786	3,696,803	-	3,698,589

Shares issued and recorded as debt discount inconnection with notes payable issuances or extensions	23,333	23	33,973	-	33,996

Beneficial conversion features related to convertible notes payable	-	-	47,876	-	47,876

Warrant modifications	-	-	3,100	-	3,100

Reclassification of derivative liabilities to equity	-	-	105,187	-	105,187

Stock-based compensation:
- common stock	35,000	35	52,465	-	52,500
- options and warrants	-	-	(218,853)	-	(218,853)

Net loss	-	-	-	(2,925,261)	(2,925,261)
Balance - September 30, 2018	8,721,839	$8,721	$51,404,929	$(60,351,797)	$(8,938,147)

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Deficiency - Continued

(unaudited)

	Nine Months Ended September 30, 2019
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2019	11,728,394	$11,728	$55,269,490	$(63,922,256)	$(8,641,038)

Shares and warrants issued for cash	2,191,111	2,191	254,120	-	256,311

Shares issued in satisfaction of accrued consulting services	10,000	10	7,190	-	7,200

Shares issued in exchange for notes payable and accrued interest	9,634,376	9,634	4,729,383	-	4,739,017

Shares issued and recorded as debt discount in connection with notes payable issuances or extensions	78,873	79	61,141	-	61,220

Reclassification of derivative liabilities to equity	-	-	2,809,565	-	2,809,565

Stock-based compensation:
- common stock	75,000	75	29,925	-	30,000
- options	-	-	1,406,527	-	1,406,527

Net loss	-	-	-	(13,097,335)	(13,097,335)
Balance - September 30, 2019	23,717,754	$23,717	$64,567,341	$(77,019,591)	$(12,428,533)

	Nine Months Ended September 30, 2018
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2018	6,112,473	$6,112	$44,561,773	$(51,404,453)	$(6,836,568)

Shares and warrants issued for cash	70,000	70	99,930	-	100,000

Exercise of warrant for purchase of common stock	207,084	207	413,961	-	414,168

Shares and warrants issued in satisfaction of accrued consulting services	19,000	19	37,981	-	38,000

Conversion of notes payable and accrued interest into common stock	97,424	97	110,539	-	110,636

Shares and warrants issued in exchange for notes payable and accrued interest	2,106,525	2,107	4,338,074	-	4,340,181

Shares issued and recorded as debt discount in connection with notes payable issuances or extensions	74,333	74	121,379	-	121,453

Warrant modifications	-	-	3,100	-	3,100

Beneficial conversion features related to convertible notes payable	-	-	69,394	-	69,394

Reclassification of derivative liabilities to equity	-	-	105,187	-	105,187

Stock-based compensation:
- common stock	35,000	35	52,465	-	52,500
- options and warrants	-	-	1,491,146	-	1,491,146

Net loss	-	-	-	(8,947,344)	(8,947,344)
Balance - September 30, 2018	8,721,839	$8,721	$51,404,929	$(60,351,797)	$(8,938,147)

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Nine Months Ended
	September 30,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(13,097,335)	$(8,947,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	3,221,904	1,884,116
Accretion of interest expense	375,344	427,908
Depreciation and amortization	161,418	183,070
Stock-based compensation	1,492,527	1,579,046
Loss on extinguishment of note payables, net	2,291,218	384,171
Gain on settlement of payables	(29,300)	-
Change in fair value of derivative liabilities	268,350	557,274
Consulting services provided in exchange for notes payble	-	131,935
Warrant modification expense	-	3,100
Changes in operating assets and liabilities:
Accounts receivable	(9,000)	12,000
Prepaid expenses and other current assets	(30,277)	(20,637)
Accounts payable	(379,028)	(342,725)
Accrued interest, expenses and other current liabilities	626,436	596,544
Total adjustments	7,989,592	5,395,802
Net Cash Used In Operating Activities	(5,107,743)	(3,551,542)

Cash Flows From Investing Activities
Purchases of property and equipment	(35,631)	(12,869)
Net Cash Used In Investing Activities	(35,631)	(12,869)

Cash Flows From Financing Activities
Offering costs incurred	(14,428)	-
Proceeds from notes payable	8,332,727	3,062,217
Repayments of notes payable - principal	(3,536,605)	(351,571)
Repayments of notes payable - prepayment premiums	(813,730)	(81,709)
Advances from officers and a family member of an officer	-	38,500
Repayments of advances from officers and a family member of an officer	-	(38,500)
Proceeds from exercise of warrants	-	414,168
Sales of common stock and warrants for cash	1,156,000	175,000
Net Cash Provided By Financing Activities	5,123,964	3,218,105

Net Decrease In Cash	(19,410)	(346,306)

Cash at beginning of period	117,523	451,680
Cash at end of period	$98,113	$105,374

See Notes to these Condensed Consolidated Financial Statements

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Condensed Consolidated Statements of Cash Flows - Continued

(unaudited)

	For The Nine Months Ended
	September 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$232,693	$21,625
Income tax	$-	$-

Non-cash investing and financing activities:
Warrant modifications	$-	$3,100
Shares issued and recorded as debt discount in connection with notes payable issuances or extensions	$61,220	$121,453
Shares issued in exchange for notes payable and accrued interest	$4,739,017	$4,340,181
Conversion of notes payable and accrued interest into common stock	$-	$110,636
Shares and warrants issued in satisfaction of accrued consulting services	$7,200	$38,000
Bifurcated embedded conversion options and warrants recorded as derivative liability and debt discount	$3,680,226	$1,938,759
Beneficial conversion features recorded as debt discount	$-	$69,394
Reclassification of derivative liabilities to equity	$2,809,565	$105,187
Warrants issued for consulting services recorded as derivative liabilities	$56,000	$-
Accrued interest reclassified to notes payable principal	$23,013	$-
Offering costs in accounts payable and accrued expenses	$357,297	$-
Original issue discount in connection with notes payable	$547,348	$309,729
Consulting services provided in exchange for notes payable	$-	$131,935

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year ending December 31, 2019 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2018 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 29, 2019.

Note 2 – Going Concern and Management’s Plans

As of September 30, 2019, the Company had a working capital deficiency and a stockholders’ deficiency of $13,514,377 and $12,428,533, respectively. During the three and nine months ended September 30, 2019, the Company incurred net losses of $5,056,973 and $13,097,335, respectively. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the filing date of this report.

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

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Subsequent to September 30, 2019, the Company has received aggregate equity financings and debt proceeds of $500,000 and $1,363,625, respectively, debt (inclusive of accrued interest) of $250,571 has been exchanged for common stock, $1,412,202 of debt (inclusive of accrued interest) has been repaid, and the due date for the repayment of $91,539 of debt has been extended to July 2020. As a result, the Company expects to have the cash required to fund its operations through December 2019 while it continues to apply efforts to raise additional capital, including through a contemplated public offering of its equity securities. While there can be no assurance that it will be successful, the Company is seeking to raise additional capital. As of the filing date of this report, the Company has notes payable with an aggregate principal balance of $593,400 which are past due. See Note 7 – Stockholders’ Deficiency and Note 9 – Subsequent Events for details.

Between May 2019 and August 2019, holders of the Company’s notes in the aggregate principal amount of $1,565,000 entered into agreements with the Company pursuant to which the parties have agreed to exchange such notes for shares of the Company’s common stock and warrants in connection with the closing of the contemplated public offering. See Note 5 – Notes Payable – Related Party Notes; and – Convertible Notes.

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

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct, incremental professional fees incurred in connection with preparing for a contemplated public offering of the Company’s equity securities (as described in Note 7 – Stockholders’ Deficiency), are capitalized as non-current assets on the balance sheet. Upon a consummation of such contemplated offering (as to which no assurances can be given), the deferred offering costs will be offset against the equity offering proceeds. As of September 30, 2019, the Company incurred deferred offering costs in the amount of $371,725, of which $265,297 and $92,000 are included in accounts payable and accrued expenses, respectively, on the September 30, 2019 condensed consolidated balance sheet, in connection with such contemplated public offering.

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

The Company recognizes sublicensing and royalty revenue on a per disc procedure basis when the third-party sale occurs. All sales have fixed pricing and there are currently no variable components included in the Company’s revenue. The timing of the Company’s revenue recognition may differ from the timing of receiving royalty payments. A receivable is recorded when revenue is recognized prior to receipt of a royalty payment and the Company has an unconditional right to the royalty payment. Alternatively, when a royalty payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. During the three and nine months ended September 30, 2019, the Company recognized $38,000 and $98,000, respectively, of revenue related to the Company’s sublicenses. During the three and nine months ended September 30, 2018, the Company recognized $26,000 and $82,000, respectively, of revenue related to the Company’s sublicenses.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2019	2018
Options	4,909,618	3,588,451
Warrants	5,804,891	3,413,403
Convertible notes - common stock [1]	35,373,991	2,986,487
Convertible notes - warrants	2,776,450	-
Total potentially dilutive shares	48,864,950	9,988,341

[1]	As of September 30, 2019 and 2018, many of the convertible notes had variable conversion prices and the shares were estimated based on market conditions. Pursuant to the note agreements, on September 30, 2019 and September 30, 2018 there were 110,370,828 and 24,710,731 shares of common stock reserved for future note conversions, respectively. See Note 9 – Subsequent Events regarding the Board of Directors approval to increase the number of authorized shares of common stock, subject to shareholder approval.

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

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Sequencing Policy

Under ASC 815-40-35 (“ASC 815”), the Company has adopted a sequencing policy, whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuances of securities to the Company’s employees and directors, or to compensate grantees in a share-based payment arrangement, are not subject to the sequencing policy.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment will be effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”) in July 2018, and ASU No. 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” (“ASU 2018-20”) in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating these ASUs and their impact on its unaudited condensed consolidated financial statements.

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

In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements” (“Topic 842”) (“ASU 2019-01”). These amendments align the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in Topic 820, Fair Value Measurement) should be applied. (Issue 1). The ASU also requires lessors within the scope of Topic 942, Financial Services—Depository and Lending, to present all “principal payments received under leases” within investing activities. (Issue 2). Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. (Issue 3). The transition and effective date provisions apply to Issue 1 and Issue 2. They do not apply to Issue 3 because the amendments for that Issue are to the original transition requirements in Topic 842. This amendment will be effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating ASU 2019-01 and its impact on its unaudited condensed consolidated financial statements and financial statement disclosures.

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

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	September 30, 2019	December 31, 2018
Accrued payroll and other accrued expenses	$43,779	$91,560
Accrued research and development expenses	746,175	646,175
Accrued general and administrative expenses	1,320,104	1,084,831
Accrued director compensation	507,500	482,500
Deferred rent	7,865	33,610
Total accrued expenses	2,625,423	2,338,676
Less: accrued expenses, current portion	2,625,423	2,302,176
Accrued expenses, non-current portion	$-	$36,500

During the nine months ended September 30, 2019, the Company entered into a settlement agreement with a certain consultant, pursuant to which $46,500 of previously accrued consulting fees were exchanged for 10,000 shares of the Company’s common stock and a $10,000 cash payment. The value of the shares was $7,200, and accordingly the Company recorded a gain on settlement of payables of $29,300 which is reflected within general and administrative expenses in the unaudited condensed consolidated statements of operations.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable

A summary of the notes payable activity during the nine months ended September 30, 2019 is presented below:

	Related Party	Convertible		Other	Debt
	Notes	Notes		Notes	Discount	Total
Outstanding, January 1, 2019	$720,000	$4,309,415		$132,501	$(1,012,363)	$4,149,553
Issuances	485,000	8,543,089	[1]	-	-	9,028,089
Exchanges for equity	-	(2,032,323)		-	455,969	(1,576,354)
Repayments	(45,000)	(3,484,105)		(7,500)	428,939	(3,107,666)
Extinguishment of notes payable	-	-		(148,014)[1]	6,196	(141,818)
Recognition of debt discount	-	-		-	(4,288,794)	(4,288,794)
Accretion of interest expense	-	-		-	375,344	375,344
Accrued interest reclassified to notes payable principal	-	-		23,013	-	23,013
Amortization of debt discount	-	-		-	3,221,904	3,221,904
Outstanding, September 30, 2019 [2]	$1,160,000	$7,336,076	[3]	$-	$(812,805)	$7,683,271

[1]	During the nine months ended September 30, 2019, a convertible note in the principal amount of $148,014 was issued concurrently with the extinguishment of a certain note payable in the same aggregate principal amount. See below within Note 5 – Notes Payable – Convertible Notes - Conversions, Exchanges and Other for additional details.

[2]	As of September 30, 2019, outstanding related party notes, convertible notes and other notes in the aggregate principal amounts of $450,000, $508,000 and $0, respectively, were considered past due (which excludes aggregate principal amounts of $25,000 and $150,000 of related party and convertible notes, respectively, which were extended to October 2019, effective as of September 30, 2019). See Note 9 – Subsequent Events for details regarding the repayment of certain past due notes payable.

[3]	As of September 30, 2019, a portion of convertible notes with an aggregate principal balance of $4,381,076 were convertible into shares of common stock at the election of the holder any time until the balance has been paid in full. As of September 30, 2019, a portion of convertible notes with an aggregate principal balance of $2,955,000, which are not currently convertible, will become convertible into shares of the Company’s common stock at the election of the respective holder subsequent to September 30, 2019. As of September 30, 2019, outstanding related party notes and convertible notes in the aggregate principal amounts of $1,150,000 and $990,000, respectively, provided for a mandatory conversion into common stock of the Company and warrants to purchase common stock of the Company in the same ratio upon the completion of an underwritten public offering by the Company. See Note 9 – Subsequent Events.

Related Party Notes

During the nine months ended September 30, 2019, the Company issued to family members of officers of the Company and a Scientific Advisory Board member (the “SAB Member”) notes payable in the aggregate principal amount of $485,000, which bear interest at the rate of 12% per annum and provide for original maturity dates between July 2019 and December 2019.

During the nine months ended September 30, 2019, the Company partially repaid a certain related party note in the principal amount of $45,000.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the nine months ended September 30, 2019, the holders of certain related party notes in the aggregate principal amount of $505,000 entered into agreements with the Company pursuant to which the parties agreed that the maturity of the promissory notes held by such holders will be extended or further extended from dates from December 2018 and August 2019 to dates between July 2019 and December 2019. In consideration of the extensions, such notes in the aggregate principal amount of $475,000 provided for an exchange of such notes for an exchange of such notes for shares of common stock and warrants, as described below, in connection with a public offering of the Company’s securities (the “Public Offering”). The exchange price for the indebtedness will be equal to the lesser of (i) 75% of the public offering price of the common stock, or units of common stock and warrants, as the case may be, offered pursuant to the Public Offering or (ii) $0.60 per share (subject to adjustment for reverse stock splits and the like) (the “Exchange Price”). The number of shares of common stock issuable pursuant to the warrants to be issued to such holders will be equal to the number of shares of common stock issuable to them upon conversion of the principal amount of their respective notes. The exchange price of the warrants to be issued to such holders will be the lesser of (i) 125% of the Exchange Price or (ii) $0.80 per share (subject to adjustment for reverse stock splits and the like). Since the fair value of the new ECO exceeded 10% of the carrying amount of the debt, the note extensions were accounted for as extinguishments, and accordingly the Company recognized an aggregate net loss on extinguishment of $145,066 in connection with the derecognition of the net carrying amount of the extinguished debt of $510,887 (inclusive of $475,000 of principal and $35,887 of accrued interest) and the issuance of the new convertible notes in the same amount, plus the fair value of the new notes’ ECOs of an aggregate of $145,066. See Note 9 – Subsequent Events.

In October 2019, the Company and a certain related party lender agreed to further extend the maturity date of a certain related party note with a principal balance of $25,000 from a maturity date in September 2019 to a new maturity date in October 2019, effective September 30, 2019.

During the nine months ended September 30, 2019, the Company, a director of the Company, and a trust related to the director (the “Trust”) agreed that promissory notes held by the director and the Trust in the outstanding principal amounts of $175,000 and $500,000, respectively, will be exchanged for shares of common stock and warrants, as described below, in connection with the Public Offering. The exchange price for the indebtedness will be equal to 75% of the public offering price of the common stock, or units of common stock and warrants, as the case may be, offered pursuant to the Public Offering (the “Director/Trust Exchange Price”). The number of shares of common stock issuable pursuant to the warrants to be issued to the director and the Trust will be in the same ratio to the number of shares of common stock issued upon exchange of their indebtedness as the number of shares of common stock subject to any warrants included as part of units offered pursuant to the Public Offering (the “Public Warrants”) bears to the number of shares of common stock issued as part of the Public Offering units. The exercise price of the warrants to be issued to the director and the Trust will be 125% of the Director/Trust Exchange Price and the term of the warrants will be the same term as the Public Warrants. Concurrently with the exchange, the exercise prices of outstanding warrants held by the director and the Trust for the purchase of an aggregate of 1,377,842 shares of common stock of the Company will be reduced from between $1.50 and $4.00 per share to $0.75 per share and the expiration dates of such warrants will be extended from between December 2019 and March 2022 to December 2023. The exchange agreements were submitted for approval by the shareholders of the Company, which was obtained in August 2019.

As of September 30, 2019, related party notes consisted of notes payable issued to certain directors of the Company, family members of officers of the Company, the SAB Member, and the Trust. A director and principal shareholder of the Company serves as a trustee of the Trust, which was established for the benefit of his immediate family.

As of September 30, 2019, certain related party notes in the aggregate principal amount of $485,000 were convertible into shares of common stock of the Company at a conversion price of $0.60 per share, subject to adjustment, and a five year warrant (the “Warrant”) for the purchase of a number of shares equal to the number of shares issued upon the conversion of the principal amount of the note. The Warrant provides for an exercise price of $0.80 per share, subject to adjustment.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Convertible Notes

Issuances

During the nine months ended September 30, 2019, the Company issued certain lenders convertible notes payable in the aggregate principal amount of $8,395,075 for aggregate cash proceeds of $7,847,727. The difference of $547,348 was recorded as a debt discount and will be amortized over the terms of the respective notes. The convertible notes bear interest at rates ranging between 8% to 15% per annum payable at maturity with original maturity dates ranging between July 2019 through September 2020. In connection with the issuance of a certain convertible note, the Company issued the lender 68,873 shares of the Company’s common stock and the relative fair value of $54,168 was recorded as debt discount and is being amortized over the term of the note. In connection with the issuance of certain convertible notes, the Company issued the lenders five-year warrants to purchase an aggregate of 295,000 shares of the Company’s common stock at exercise prices ranging from $0.45 per share to $1.00 per share. The aggregate grant date value of the warrants was $104,198, which was recorded as debt discount and is being amortized over the terms of the respective convertible notes. The warrants were subject to the Company’s sequencing policy and, as a result, were initially recorded as derivative liabilities. See below within this Note 5 – Notes Payable – Convertible Notes – Conversions, Exchanges and Other and Note 8 – Derivative Liabilities for additional details regarding the ECOs of the convertible notes.

During the nine months ended September 30, 2019, a certain convertible note in the principal amount of $148,014 was issued concurrently with the extinguishment of a certain other note payable in the same principal amount. See below within this Note 5 – Notes Payable – Convertible Notes – Conversions, Exchanges and Other for additional details.

Embedded Conversion Options and Note Provisions

As of September 30, 2019, outstanding convertible notes in the aggregate principal amount of $4,381,076 were convertible into shares of common stock of the Company as follows: (i) $2,355,076 of aggregate principal amount of convertible notes were convertible at a fixed price ranging from $0.25 to $2.00 per share for the first six months following the respective issue date, and thereafter at a conversion price generally equal to 58% of the fair value of the Company’s stock, subject to adjustment, until the respective note has been paid in full, (ii) 1,046,000 of aggregate principal amount of convertible notes were convertible generally at a range of 58% to 65% of the fair value of the Company’s stock, subject to adjustment, depending on the note, and (iii) $980,000 of aggregate principal amount of convertible notes were convertible into shares of common stock of the Company at a conversion price ranging from $0.50 to $0.60 per share, subject to adjustment, and five-year warrants to purchase common stock of the Company in the same ratio. The warrants provide for an exercise price ranging from $0.75 to $0.80 per share, subject to adjustment. Convertible notes in the aggregate principal amount of $990,000 provide for a mandatory conversion into common stock of the Company and warrants to purchase common stock of the Company in the same ratio upon the completion of an underwritten public offering by the Company of its securities whereby the conversion price shall be equal to the lower of the respective original conversion terms, or 75% of the offering price for the shares of common stock of the Company, or units of shares of common stock of the Company and warrants, as the case may be, sold pursuant to the public offering. The Company analyzes the ECOs of its convertible notes at issuance to determine whether the ECO should be bifurcated and accounted for as a derivative liability or if the ECO contains a beneficial conversion feature. See below within this Note 5 – Notes Payable – Convertible Notes – Embedded Conversion Options and Note Provisions and Note 8 – Derivative Liabilities for additional details regarding the ECOs of the convertible notes. Also see Note 9 – Subsequent Events.

As of September 30, 2019, a portion of convertible notes with an aggregate principal balance of $2,955,000, which were not yet convertible, will become convertible into shares of the Company’s common stock subsequent to September 30, 2019 at a conversion price generally equal to 58% of the fair value of the Company’s stock, subject to adjustment, until the respective notes have been paid in full.

As of September 30, 2019, outstanding convertible notes in the aggregate principal amount of $4,325,075 have prepayment premiums, whereby, in the event that the Company elects to prepay certain notes during the one hundred eighty-day period following the issue date, the respective holder is entitled to receive a prepayment premium of up to 35%, depending on the note, on the then outstanding principal balance including accrued interest.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of September 30, 2019, outstanding convertible notes in the aggregate principal amount of $4,252,688 have most favored nation (“MFN”) provisions, whereby, so long as such respective note is outstanding, upon any issuance by the Company of any security with certain identified provisions more favorable to the holder of such security, then at the respective holder’s option, those more favorable terms shall become a part of the transaction documents with the holder. As of September 30, 2019, notes with applicable MFN provisions were convertible using MFN conversion prices equal to 58% of the fair market value of the Company’s stock, as defined.

During the nine months ended September 30, 2019, the Company determined that certain ECOs of issued or extended convertible notes were derivative liabilities. The aggregate issuance date value of the bifurcated ECOs was $3,990,135, of which $3,576,028 was recorded as a debt discount and is being amortized over the terms of the respective convertible notes and $414,108 was recognized as part of an extinguishment loss as described below. See Note 8 – Derivative Liabilities for additional details.

Conversions, Exchanges and Other

During the nine months ended September 30, 2019, the Company and certain lenders exchanged certain convertible notes with bifurcated ECOs with an aggregate net carrying amount of $4,255,838 (including an aggregate of $2,032,323 of principal less debt discount of $455,969, $122,111 of accrued interest and $2,557,373 related to the separated ECOs accounted for as derivative liabilities) for an aggregate of 9,634,376 shares of the Company’s common stock at conversion prices ranging from $0.11 to $0.43 per share. The common stock had an aggregate exchange date value of $4,739,017 and, as a result, the Company recorded a loss on extinguishment of notes payable of $483,179. See Note 8 – Derivative Liabilities for additional details.

During the nine months ended September 30, 2019, the Company repaid an aggregate principal amount of $3,484,105 of convertible notes payable, $209,486 of the respective aggregate accrued interest and an aggregate of $813,730 of prepayment premiums. As a result of the repayments, the Company recorded a loss on extinguishment of notes payable of $1,242,669 and an aggregate of $428,939 of the related debt discounts were extinguished.

During the nine months ended September 30, 2019, a certain lender to the Company acquired a promissory note (classified in Other Notes) issued by the Company in the outstanding amount of $148,014 (inclusive of accrued interest reclassified to principal of $23,013) from a certain lender to the Company. The Company exchanged the acquired note for a new convertible note in the principal amount of $148,014 which accrues interest at a rate of 12% per annum, payable on the maturity date in March 2020. The ECO of the note was subject to sequencing and the issuance date fair value of $84,798 was accounted for as a derivative liability (see Note 8 – Derivative Liabilities for additional details). Since the fair value of the new ECO exceeded 10% of the principal amount of the new note, the note exchange was accounted for as an extinguishment, and accordingly the Company recognized a net loss on extinguishment of $90,994 in connection with the derecognition of the net carrying amount of $141,818 of the extinguished debt and the issuance of the new convertible notes in the aggregate principal amount $148,014 plus the fair value of the new note’s ECO of an aggregate of $84,798.

During the nine months ended September 30, 2019, the Company and certain lenders agreed to extend or further extend the maturity dates of certain convertible notes payable with an aggregate principal balance of $678,102 from maturity dates ranging from June 2019 to July 2019 to new maturity dates ranging from July 2019 to July 2020. In consideration of the extensions of certain convertible notes with an aggregate principal balance of $650,000, the Company modified the conversion terms of the lenders’ notes to provide for a mandatory conversion into common stock of the Company and a five-year warrant to purchase common stock of the Company in the same ratio upon the completion of an underwritten public offering by the Company of its securities, whereby, the conversion price shall be equal to the lower of the respective original conversion terms, or 75% of the offering price for the shares of common stock of the Company, or units of shares of common stock of the Company and warrants, as the case may be, sold pursuant to the public offering. Since the fair value of the new ECO exceeded 10% of the carrying amount of the debt, the note extensions were accounted for as extinguishments, and accordingly the Company recognized an aggregate net loss on extinguishment of $329,310 in connection with the derecognition of the net carrying amount of the extinguished debt of $702,387 (inclusive of $650,000 of principal and $52,387 of accrued interest) and the issuance of the new convertible notes in the same amount, plus the fair value of the new notes’ ECOs of an aggregate of $329,310. See Note 9 – Subsequent Events.

In October 2019, the Company and certain lenders agreed to further extend the maturity dates of certain convertible notes payable with an aggregate principal balance of $150,000 from maturity dates in September 2019 to new maturity dates in October 2019, effective September 30, 2019.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Other Notes

Exchange and Other

During the nine months ended September 30, 2019, the Company and a certain lender agreed to an extension of the maturity date of a certain note payable with a principal balance of $125,000 from a maturity date in January 2019 to a new maturity date in December 2019. In consideration of the extension, the Company issued the lender 10,000 shares of the Company’s common stock. The issuance date fair value of the common stock of $7,052 was recorded as debt discount and is being amortized over the remaining term of the note.

During the nine months ended September 30, 2019, a convertible promissory note in the principal amount of $148,014 was issued concurrently with the extinguishment of a certain other note payable in the same principal amount. See above within Note 5 – Notes Payable – Convertible Notes – Conversions, Exchanges and Other for additional details.

During the nine months ended September 30, 2019, the Company partially repaid a certain promissory note in the principal amount of $7,500.

Note 6 – Commitments and Contingencies

Consulting Agreements

Business Advisory Services

In January 2019, an agreement for business advisory services that had expired on December 31, 2018 was further extended and now provides for an expiration date of December 31, 2019. In consideration of the extension of the term of the consulting agreement, the Company issued to the consultant a five-year, immediately vested warrant for the purchase of 100,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The grant date value of the warrant of $56,000 was recognized immediately as stock-based compensation expense which is reflected as consulting expense in the unaudited condensed consolidated financial statements. The warrant was subject to the Company’s sequencing policy and, as a result, was originally recorded as a derivative liability. See Note 8 – Derivative Liabilities for additional details.

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

The Company’s rent expense amounted to approximately $20,000 and $74,000 for the three and nine months ended September 30, 2019, respectively. The Company’s rent expense amounted to approximately $31,000 and $92,000 for the three and nine months ended September 30, 2018, respectively. Rent expense is reflected in general and administrative expenses and research and development expenses in the unaudited condensed consolidated statements of operations.

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims or assessments arising from the ordinary course of business, and as of September 30, 2019, none are expected to materially impact the Company’s financial position.

The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Bonus Accruals

As of December 31, 2018, the Company had remaining accruals of approximately $91,000 for bonus milestones that were achieved in prior years and remained unpaid. As of September 30, 2019, the remaining accruals for bonus milestones achieved in prior years had been paid in full. In April 2019, the Company’s Compensation Committee and Board of Directors approved performance goals associated with cash bonuses payable to certain officers for the year ending December 31, 2019 and, as a result, the Company accrued $39,114 for 2019 cash bonuses as of September 30, 2019 which were probable to be achieved.

Arena Investors

In July 2019, the Company entered into a securities purchase agreement (the “Arena Purchase Agreement”) with Arena Investors LP (“Arena”) pursuant to which Arena had agreed to acquire 5,500,000 shares of Series A preferred stock, par value $0.01 per share, of the Company, a warrant for the purchase of 6,000,000 shares of common stock, par value $0.001 per share, of the Company and a convertible promissory note of the Company in the principal amount of $500,000, in consideration of a payment by Arena to the Company of an aggregate of $5,400,000. The closing of the Arena Purchase Agreement was subject to, among other things, approval by the shareholders of the Company of the Arena Purchase Agreement (which was obtained in August 2019) and the transactions contemplated thereby, the concurrent execution of an underwriting agreement with regard to the Public Offering and approval by the Nasdaq Stock Market of the Company’s pending listing application with respect to its shares of common stock. The Arena Purchase Agreement provided that it could be terminated by either party if the closing did not occur by October 31, 2019. On November 1, 2019, the Arena Purchase Agreement was terminated.

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

See Note 9 – Subsequent Events regarding the approval by the Board of Directors and shareholders of an increase in the number of authorized shares of common stock to 300,000,000, as well as the grant to the Board of Directors of authority to adopt an amendment to the Certificate of Incorporation of the Company to effect a reverse split of the Company’s common stock at a ratio of not less than 1-for-2 and not more than 1-for-100.

Compensatory Common Stock Issuance

During the nine months ended September 30, 2019, the Company issued 75,000 shares of immediately vested common stock valued at $30,000 to a consultant for services rendered.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Common Stock and Warrant Offerings

During the nine months ended September 30, 2019, the Company issued an aggregate of 2,191,111 shares of common stock of the Company, five-year immediately vested warrants to purchase an aggregate of 1,135,556 shares of common stock of the Company at exercise prices ranging from $0.85 per share to $1.00 per share and one-year immediately vested warrants to purchase an aggregate of 1,055,555 shares of common stock of the Company at an exercise price of $0.70 per share to certain investors for aggregate gross proceeds of $1,156,000. The warrants had an aggregate grant date fair value of $899,689. The warrants were subject to the Company’s sequencing policy and, as a result, were initially recorded as derivative liabilities. See Note 8 – Derivative Liabilities for additional details. Also see Note 9 – Subsequent Events.

Stock Warrants

Warrant Compensation

See Note 6 – Commitments and Contingences for additional details associated with the issuance of a warrant in connection with a consulting agreement extension.

The Company recorded stock–based compensation expense of $0 and $56,000 for the three and nine months ended September 30, 2019, respectively, related to stock warrants issued as compensation, which is reflected as consulting expense in the unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2018, the Company recorded stock–based compensation expense of $43,105 and $91,297 respectively, related to stock warrants issued as compensation.

Warrant Activity Summary

In applying the Black-Scholes option pricing model to warrants granted or issued, the Company used the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Risk free interest rate	1.79% - 1.83%	2.73% - 2.83%	1.79% - 2.62%	1.92% - 2.83%
Contractual term (years)	5.00	5.00	1.00 - 5.00	1.98 - 5.00
Expected volatility	133%	139%	133% - 150%	128% - 139%
Expected dividends	0.00%	0.00%	0.00%	0.00%

The weighted average estimated fair value of the warrants granted during the three and nine months ended September 30, 2019 was approximately $0.28 and $0.41 per share, respectively. The weighted average estimated fair value of the warrants granted during the three and nine months ended September 30, 2018 was approximately $1.24 and $1.23 per share, respectively.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

A summary of the warrant activity during the nine months ended September 30, 2019 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, January 1, 2019	3,483,403	$3.63
Issued	2,586,111	0.77
Expired	(264,623)	5.41
Outstanding, September 30, 2019	5,804,891	$2.27	2.1	$-

Exercisable, September 30, 2019	5,804,891	$2.27	2.1	$-

The following table presents information related to stock warrants at September 30, 2019:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$0.45 - $0.99	2,586,111	2.9	2,586,111
$1.00 - $1.99	844,444	0.3	844,444
$2.00 - $2.99	75,000	4.1	75,000
$3.00 - $3.99	70,000	3.8	70,000
$4.00 - $4.99	1,965,457	1.7	1,965,457
$5.00 - $5.99	182,667	1.7	182,667
$6.00 - $7.99	40,000	0.8	40,000
$8.00 - $9.99	2,500	0.2	2,500
$10.00 - $15.00	38,712	0.6	38,712
	5,804,891	2.1	5,804,891

See Note 9 – Subsequent Events.

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Risk free interest rate	1.47%	2.74%	1.47% - 2.72%	2.44% - 2.74%
Expected term (years)	10.00	5.01	10.00	5.01 - 9.69
Expected volatility	133%	139%	133% - 140%	129% - 139%
Expected dividends	0.00%	0.00%	0.00%	0.00%

The weighted average estimated fair value of the stock options granted during the three and nine months ended September 30, 2019 was approximately $0.25 and $0.36 per share, respectively. The weighted average estimated fair value of the stock options granted during the three and nine months ended September 30, 2018 was approximately $1.42 and $2.92 per share, respectively.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

In January 2019, the Company issued the Chairman of the Disc Committee of its Scientific Advisory Board (the “Disc Committee Chairman”) a ten-year option to purchase up to 70,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The options vest ratably over three years on the issuance date anniversaries. The grant date value of the option of $44,247 will be recognized over the expected vesting period as consulting expense in the unaudited condensed consolidated statements of operations.

In March 2019, the Board of Directors reduced the exercise price of outstanding stock options for the purchase of an aggregate of 4,631,700 shares of common stock of the Company (with exercise prices ranging between $1.00 and $4.70 per share) to $0.75 per share, which was the closing price for the Company’s common stock on the day prior to determination, as reported by the OTCQB market. The exercise price reduction related to options held by, among others, the Company’s officers, directors, advisors and employees. The incremental value of the modified options compared to the original options, both valued as of the respective modification date, of $452,637 is being recognized over the vesting term of the options, which will be reflected as consulting, research and development, and general and administrative expenses in the amounts of $187,861, $56,856 and $207,920, respectively, in the unaudited condensed consolidated statements of operations.

In August 2019, the Company issued the Disc Committee Chairman an immediately vested ten-year option to purchase up to 175,000 shares of the Company’s common stock at an exercise price of $0.26 per share. The grant date value of the option of $43,141 was immediately recognized as consulting expense in the unaudited condensed consolidated statements of operations.

A summary of the option activity during the nine months ended September 30, 2019 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2019	4,703,785	$1.04
Granted	245,000	0.40
Forfeited	(39,167)	1.49
Outstanding, September 30, 2019	4,909,618	$1.01	7.4	$-

Exercisable, September 30, 2019	3,532,455	$1.11	6.7	$-

The following table presents information related to stock options at September 30, 2019:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.26 - $0.74	175,000	9.9	175,000
$0.75 - $0.99	4,623,367	6.7	3,246,204
$1.00 - $5.99	38,751	0.6	38,751
$6.00 - $19.99	37,500	4.3	37,500
$20.00 - $30.00	35,000	2.5	35,000
	4,909,618	6.7	3,532,455

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table presents information related to stock option expense:

						Weighted
						Average
	For the Three Months Ended		For the Nine Months Ended		Unrecognized at	Remaining Amortization
	September 30,		September 30,		September 30,	Period
	2019	2018	2019	2018	2019	(Years)
Consulting	$34,021	$163,757	$505,669	$669,574	$147,392	1.1
Research and development	106,085	98,148	352,017	242,586	329,604	1.6
General and administrative	93,939	(488,463)	548,840	523,089	539,921	1.1
	$234,045	$(226,558)	$1,406,526	$1,435,249	$1,016,917	1.3

Contemplated Public Offering

The Company has filed a registration statement with the Securities and Exchange Commission with regard to the contemplated public offering of its equity securities. The registration statement has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state or jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction. The contemplated public offering of the Company’s securities will be made only by means of a prospectus. No assurances can be given that the contemplated public offering will be completed on reasonable terms or otherwise.

Note 8 – Derivative Liabilities

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2019	$1,094,607
Issuance of derivative liabilities	5,195,089
Extinguishment of derivative liabilities in connection with convertible note repayments and exchanges	(2,557,373)
Change in fair value of derivative liabilities	268,350
Reclassification of derivative liabilities to equity	(2,809,565)
Ending balance as of September 30, 2019	$1,191,108

In applying the Multinomial Lattice and Black-Scholes option pricing models to derivatives issued and outstanding during the three and nine months ended September 30, 2019 and 2018, the Company used the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Risk free interest rate	1.54% - 2.16%	1.93% - 2.94%	1.54% - 2.62%	1.22% - 2.94%
Expected term (years)	0.08 - 5.00	0.25 - 5.00	0.02 - 5.00	0.25 - 5.00
Expected volatility	91% - 133%	120% - 208%	91% - 156%	100% - 208%
Expected dividends	0.00%	0.00%	0.00%	0.00%

During the nine months ended September 30, 2019, the Company recorded new derivative liabilities in the aggregate amounts of $4,135,200 and $1,059,889 related to the ECOs of certain convertible notes payable and warrants subject to sequencing, respectively. See Note 5 – Notes Payable – Convertible Notes for additional details. See Note 6 – Commitments and Contingencies and Note 7 – Stockholders’ Deficiency for warrants issued and deemed to be derivative liabilities.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the nine months ended September 30, 2019, the Company extinguished an aggregate of $2,557,373 of derivative liabilities in connection with repayments and exchanges of certain convertible notes payable into shares of the Company’s common stock. See Note 5 – Notes Payable – Convertible Notes for additional details.

During the nine months ended September 30, 2019, the Company reclassified an aggregate of $2,809,565 of derivative liabilities to equity as a result of a change in the sequencing status.

On September 30, 2019, the Company recomputed the fair value of ECOs recorded as derivative liabilities to be $1,142,942. The Company recorded a loss on the change in fair value of these derivative liabilities of $145,238 and $584,840 for the three and nine months ended September 30, 2019, respectively.

On September 30, 2019, the Company recomputed the fair value of the derivative liabilities related to outstanding warrants to be $48,166. These warrants are either redeemable for cash equal to the Black-Scholes value, as defined, at the election of the warrant holder upon a fundamental transaction pursuant to the warrant terms or were issued subsequent to the commencement of sequencing. The Company recorded a gain on the change in fair value of these derivative liabilities of $80,201 and $316,490 for the three and nine months ended September 30, 2019, respectively.

Note 9 – Subsequent Events

Authorized Capital

Subsequent to September 30, 2019, the Board of Directors of the Company approved an increase in the number of authorized shares of common stock to 300,000,000, subject to shareholder approval. On November 13, 2019, such shareholder approval was obtained and the Company filed an amendment to its Certificate of Incorporation to increase its authorized common stock to 300,000,000 shares.

Subsequent to September 30, 2019, the Board of Directors determined to submit to the Company’s shareholders for their approval, amendments to the Certificate of Incorporation of the Company (with the Board of Directors having the authority to select and file one such amendment) to effect a reverse split of the Company’s common stock at a ratio of not less than 1-for-2 and not more than 1-for-100, with the Board of Directors having the discretion as to whether or not the reverse stock split is to be effected, and with the exact ratio of any reverse stock split to be set at a whole number within the above range as determined by the Board of Directors in its discretion. On November 13, 2019, such shareholder approval was obtained.

Common Stock and Warrant Offering

Subsequent to September 30, 2019, the Company issued 3,333,333 shares of common stock of the Company and a five-year immediately vested warrant for the purchase of 3,333,333 shares of common stock of the Company at an exercise price of $0.20 per share to an investor for gross proceeds of $500,000. In consideration of the purchase, the parties agreed to reduce the exercise prices of an aggregate of 2,111,111 outstanding warrants previously issued to the investor with original exercise prices of $0.70 and $0.85 per share to an exercise price of $0.15 per share and extend certain expiration dates of such outstanding warrants from dates between February 2020 and May 2020 to new expiration dates between February 2024 and May 2024.

Related Party Notes

Subsequent to September 30, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $150,000 to certain related parties. The convertible notes bear interest at a rate of 12% per annum, payable at maturity, with original maturity dates ranging from April 2020 to May 2020. The notes and the respective accrued interest are convertible at the election of the holder at any time at a conversion price equal to 60% of the fair value of the Company’s common stock.

Subsequent to September 30, 2019, the Company repaid a related party note in the principal amount of $25,000 and $3,164 of accrued interest.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

Convertible Notes

Subsequent to September 30, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $1,144,500 to certain lenders for aggregate cash proceeds of $1,038,625. The difference of $105,875 was recorded as a debt discount and will be amortized over the terms of the respective notes. The convertible notes bear interest at a rate of 12% per annum, payable at maturity, with original maturity dates ranging from May 2020 to October 2020. The notes are convertible as follows: (i) $921,500 of aggregate convertible notes and the respective accrued interest are convertible into shares of the Company’s common stock at the election of the holder after the 180th day following the issue date at a conversion price equal to the lower of the closing price on the issuance date or generally 58% of the fair value of the Company’s common stock; (ii) $55,000 of convertible notes and the respective accrued interest are convertible into shares of the Company’s common stock at the election of the holder after the 180th day following the issue date at a conversion price generally equal to 58% of the fair value of the Company’s common stock, and (iii) $168,000 of aggregate convertible notes are convertible at a fixed price ranging from $0.25 to $1.00 per share for the first six months following the respective issue date, and thereafter at a conversion price equal to 58% of the fair value of the Company’s stock, subject to adjustment, until the respective note has been paid in full. In connection with the issuance of a certain convertible promissory note, the Company issued to the lender a warrant for the purchase of 100,000 shares of the Company’s common stock. In the event that the Company elects to prepay certain notes during the 180-day period following the issue date, the holder is entitled to receive a prepayment premium up to 35%, depending on the note, of the then outstanding principal balance plus accrued interest.

Subsequent to September 30, 2019, the Company and certain lenders agreed to exchange an aggregate principal amount of $236,062 and aggregate accrued interest of $14,510 of certain convertible notes payable for an aggregate of 3,710,440 shares of the Company’s common stock at exchange prices ranging between $0.05 to $0.12 per share.

Subsequent to September 30, 2019, the Company repaid an aggregate principal amount of $1,275,000 of convertible notes payable and $109,038 of the respective aggregate accrued interest.

Subsequent to September 30, 2019, the Company and a certain lender agreed to extend the maturity date of a certain convertible promissory note with a principal balance of $91,539 from January 2020 to July 2020. In consideration of the extension, the parties agreed to reduce the conversion price floor of the note from $0.10 per share to $0.01 per share.

Other Notes

Subsequent to September 30, 2019, the Company issued a lender a note payable in the principal amount of $175,000. The note bears interest at a rate of 15% per annum, payable at maturity, with an original maturity date in November 2019.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of BioRestorative Therapies, Inc. (together with its subsidiary, “BRT”) for the three and nine months ended September 30, 2019 and 2018 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to BRT. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019.

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

Overview

We develop therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult (non-embryonic) stem cells. We are currently pursuing our Disc/Spine Program with our lead cell therapy candidate being called BRTX-100. We submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial investigating the use of BRTX-100 in the treatment of chronic lower back pain arising from degenerative disc disease. We have received such authorization from the FDA. We intend to commence such clinical trial during the first quarter of 2020 (assuming the receipt of necessary funding). We have obtained a license to utilize or sublicense a method for the hypoxic (low oxygen) culturing of cells for use in treating disc and spine conditions, including protruding and bulging lumbar discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the leg and foot. We are also developing our ThermoStem Program. This pre-clinical program involves the use of brown adipose (fat) in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies. United States patents related to the ThermoStem Program were issued in September 2015 and January 2019, Australian patents related to the ThermoStem Program were issued in April 2017 and October 2019, a Japanese patent related to the ThermoStem Program was issued in December 2017 and an Israeli patent related to the ThermoStem Program was issued in October 2019.

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

As of September 30, 2019, our accumulated deficit was $77,019,591, our stockholders’ deficiency was $12,428,533 and our working capital deficiency was $13,514,377. We have historically only generated a modest amount of revenue, and our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year. These conditions indicate that there is substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date.

Based upon our working capital deficiency as of September 30, 2019, and our forecast for continued operating losses, we require equity and/or debt financing to continue our operations. As of September 30, 2019, our outstanding debt of $8,496,076, with interest at rates ranging between 8% and 15% per annum, was due on various dates through September 2020. Subsequent to September 30, 2019, we have received aggregate equity financings and debt proceeds of $500,000 and $1,363,625, respectively, debt (inclusive of accrued interest) of $250,571 has been exchanged for common stock, $1,412,202 of debt (inclusive of accrued interest) has been repaid, and the due date for the repayment of $91,539 of debt has been extended to July 2020. Giving effect to the above actions, we currently have notes payable in the aggregate outstanding principal amount of $593,400 which are past due. Based upon our working capital deficiency and outstanding debt, we expect to be able to fund our operations through December 2019 while we continue to apply efforts to raise additional capital. We anticipate that we will require approximately $20,000,000 in financing to commence and complete a Phase 2 clinical trial with regard to our Disc/Spine Program. We anticipate that we will require approximately $45,000,000 in further additional funding to complete our clinical trials using BRTX-100 (assuming the receipt of no revenues). We will also require a substantial amount of additional funding if we determine to establish a manufacturing operation with regard to our Disc/Spine Program (as opposed to utilizing a third-party manufacturer) and to implement our other programs, including our metabolic ThermoStem Program. No assurance can be given that the anticipated amounts of required funding are correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise.

We have filed a registration statement with the Securities and Exchange Commission with regard to the contemplated public offering of our equity securities. The registration statement has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state or jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction. The contemplated public offering of the Company’s securities will be made only by means of a prospectus. No assurances can be given that the contemplated public offering will be completed on reasonable terms or otherwise.

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

Between May 2019 and August 2019, holders of our notes in the aggregate principal amount of $1,565,000 entered into agreements with us pursuant to which the parties have agreed to exchange such notes for shares of our common stock and warrants in connection with the closing of the Public Offering.

Consolidated Results of Operations

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

The following table presents selected items in our unaudited condensed consolidated statements of operations for the three months ended September 30, 2019 and 2018, respectively:

	For The Three Months Ended
	September 30,
	2019	2018

Revenues	$38,000	$26,000

Operating Expenses:
Marketing and promotion	156,179	155,161
Consulting	373,975	417,601
Research and development	409,815	357,436
General and administrative	917,027	284,472
Total Operating Expenses	1,856,996	1,214,670
Loss From Operations	(1,818,996)	(1,188,670)

Other Expense:
Interest expense	(394,816)	(257,298)
Amortization of debt discount	(1,487,501)	(540,488)
Loss on extinguishment of notes payable, net	(1,290,623)	(320,383)
Change in fair value of derivative liabilities	(65,037)	(615,322)
Warrant modification expense	-	(3,100)
Total Other Expense	(3,237,977)	(1,736,591)
Net Loss	$(5,056,973)	$(2,925,261)

Revenues

For the three months ended September 30, 2019 and 2018, we generated $38,000 and $26,000, respectively, of royalty revenue in connection with our sublicense agreement.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the three months ended September 30, 2019, marketing and promotion expenses increased by $1,018, or 1%, from $155,161 to $156,179 as compared to the three months ended September 30, 2018.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended September 30, 2019, consulting expenses decreased $43,626, or 10%, from $417,601 to $373,975, as compared to the three months ended September 30, 2018. The decrease is primarily due to a decrease of approximately $130,000 of stock-based compensation expense partially offset by an increase of approximately $90,000 in cash consulting fees.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended September 30, 2019, research and development expenses increased by $52,379, or 15%, from $357,436 to $409,815, as compared to the three months ended September 30, 2018. The increase was primarily a result of an increase of approximately $26,000 in laboratory staffing, an increase of approximately $21,000 in lab testing and research, and an increase of approximately $8,000 in stock-based compensation expense primarily related to an option issued to our Disc Committee Chairman.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of our Vice President of Research and Development and our laboratory staff), as well as corporate expenses such as legal and professional fees, investor relations and occupancy related expenses. For the three months ended September 30, 2019, general and administrative expenses increased by $632,555, or 222%, from $284,472 to $917,027, as compared to the three months ended September 30, 2018. The increase was primarily due to a $644,000 nonrecurring reversal of compensation expense related to performance milestones of an option granted to a former Senior Vice President becoming not probable in 2018 and an increase of approximately $108,000 of legal expense due to increased legal matters regarding fundings, conversions, intellectual property and patent issuance costs, partially offset by a decrease of approximately $64,000 in legal expense and financial services expense related to work performed for a contemplated public offering classified as deferred offering costs and a decrease of approximately $62,000 in stock-based compensation expense relating to fewer unvested options outstanding in 2019.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the three months ended September 30, 2019, interest expense increased $137,518, or 53%, as compared to the three months ended September 30, 2018. The increase was due to an increase in interest-bearing short-term borrowings as compared to the three months ended September 30, 2018.

Amortization of debt discount

For the three months ended September 30, 2019, amortization of debt discount increased $947,013, or 175%, as compared to the three months ended September 30, 2018. The increase was primarily due to the timing of the recognition of expense related to the bifurcated embedded conversion options of convertible notes.

Loss on extinguishment of notes payable, net

For the three months ended September 30, 2019, the loss on extinguishment of notes payable, net increased by $970,240, or 303% from $320,383 to $1,290,623, as compared to the three months ended September 30, 2018. The increase is associated with debt repayments, debtholders’ exchanges of debt into equity securities, and extinguishments of debt, resulting in a loss on the exchange.

Change in fair value of derivative liabilities

For the three months ended September 30, 2019, the net loss related to the change in fair value of derivative liabilities decreased by $550,285, or 89%, from $615,322 to $65,037, as compared to the three months ended September 30, 2018. The decrease was due to the decrease in time value of embedded conversion options within certain convertible notes payable.

Warrant modification expense

During the three months ended September 30, 2019 and 2018, we recorded expense related to the modification of the expiration dates and exercise prices of certain outstanding warrants of $0 and $3,100, respectively.

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018

The following table presents selected items in our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2019 and 2018, respectively:

	For The Nine Months Ended
	September 30,
	2019	2018

Revenues	$98,000	$82,000

Operating Expenses:
Marketing and promotion	280,865	213,715
Consulting	1,507,582	1,268,485
Research and development	1,306,544	1,137,381
General and administrative	3,279,145	2,932,162
Total Operating Expenses	6,374,136	5,551,743
Loss From Operations	(6,276,136)	(5,469,743)

Other Expense:
Interest expense	(1,039,727)	(648,940)
Amortization of debt discount	(3,221,904)	(1,884,116)
Loss on extinguishment of notes payable, net	(2,291,218)	(384,171)
Change in fair value of derivative liabilities	(268,350)	(557,274)
Warrant modification expense	-	(3,100)
Total Other Expense	(6,821,199)	(3,477,601)
Net Loss	$(13,097,335)	$(8,947,344)

Revenues

For the nine months ended September 30, 2019 and 2018, we generated $98,000 and $82,000, respectively, of royalty revenue in connection with our sublicense agreement.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the nine months ended September 30, 2019, marketing and promotion expenses increased by $67,150, or 31%, from $213,715 to $280,865 as compared to the nine months ended September 30, 2018. The increase is primarily due the hiring of a public awareness firm.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the nine months ended September 30, 2019, consulting expenses increased $239,097, or 19%, from $1,268,485 to $1,507,582, as compared to the nine months ended September 30, 2018. The increase is primarily due to an increase of approximately $370,000 of cash consulting fees in connection with clinical trials and strategic planning, partially offset by a reduction of approximately $156,000 of stock-based compensation related to fewer unvested outstanding options in 2019.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the nine months ended September 30, 2019, research and development expenses increased by $169,163, or 15%, from $1,137,381 to $1,306,544, as compared to the nine months ended September 30, 2018. The increase was primarily a result of an increase of approximately $109,000 in stock-based compensation expense primarily related to options issued to our Scientific Advisory Board members, incremental modification expense related to an option repricing in 2019, and an increase in laboratory staffing.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of our Vice President of Research and Development and our laboratory staff), as well as corporate expenses such as legal and professional fees, investor relations and occupancy related expenses. For the nine months ended September 30, 2019, general and administrative expenses increased by $346,983, or 12%, from $2,932,162 to $3,279,145, as compared to the nine months ended September 30, 2018. The increase is primarily due to an increase of approximately $366,000 in legal expense relating to intellectual property, patent issuance costs, and increased legal matters regarding fundings and conversions of debt.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the nine months ended September 30, 2019, interest expense increased $390,787, or 60%, as compared to the nine months ended September 30, 2018. The increase was due to an increase in interest-bearing short-term borrowings as compared to the nine months ended September 30, 2018.

Amortization of debt discount

For the nine months ended September 30, 2019, amortization of debt discount increased $1,337,788, or 71%, as compared to the nine months ended September 30, 2018. The increase was primarily due to increased issuances of convertible notes and the timing of the recognition of expense related to the bifurcated embedded conversion options of convertible notes.

Loss on extinguishment of notes payable, net

For the nine months ended September 30, 2019, we recorded a loss on extinguishment of notes payable, net, of $2,291,218, as compared to a loss on extinguishment of notes payable, net of $384,171 for the nine months ended September 30, 2018. The increase is associated with debt repayments and debt holders’ exchanges of debt into equity securities resulting in a loss on the exchange.

Change in fair value of derivative liabilities

For the nine months ended September 30, 2019, the net loss related to the change in fair value of derivative liabilities decreased by $288,924, or 52%, from $557,274 to $268,350, as compared to the nine months ended September 30, 2018. The decrease was due to the decrease in time value of embedded conversion options within certain convertible notes payable.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	September 30, 2019	December 31, 2018
Cash	$98,113	$117,523

Working Capital Deficiency	$(13,514,377)	$(9,073,901)

Notes Payable (Gross)	$8,496,076	$5,161,916

Availability of Additional Funds

Based upon our working capital deficiency and stockholders’ deficiency of $13,514,377 and $12,428,533, respectively, as of September 30, 2019, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern within the next twelve months from the date of this filing.

As of September 30, 2019, our outstanding debt of $8,496,076, together with interest at rates ranging between 8% and 15% per annum, was due on various dates through September 2020. Subsequent to September 30, 2019, we have received aggregate equity financings and debt proceeds of $500,000 and $1,363,625, respectively, debt (inclusive of accrued interest) of $250,571 has been exchanged for common stock, $1,412,202 of debt (inclusive of accrued interest) has been repaid, and the due date for the repayment of $91,539 of debt has been extended to July 2020. Giving effect to the above actions, we currently have notes payable in the aggregate outstanding principal amount of $593,400 which are past due. As of the date of filing, our outstanding debt was as follows:

Principal
Maturity Date	Amount
Past Due	$593,400
QE 12/31/2019	2,810,000
QE 3/31/2020	1,120,000
QE 6/30/2020	2,118,638
QE 9/30/2020	1,698,227
QE 12/31/2020	89,250
$8,429,515

We have filed a registration statement with the Securities and Exchange Commission with regard to the contemplated public offering of our equity securities. The registration statement has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state or jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction. The contemplated public offering of the Company’s securities will be made only by means of a prospectus. No assurances can be given that the contemplated public offering will be completed on reasonable terms or otherwise.

Between May 2019 and August 2019, holders of our notes in the aggregate principal amount of $1,565,000 entered into agreements with us pursuant to which the parties have agreed to exchange such notes for shares of our common stock and warrants in connection with the closing of our contemplated Public Offering.

Based upon our working capital deficiency, outstanding debt and forecast for continued operating losses we expect that the cash we currently have available will fund our operations through December 2019. Thereafter, we will need to raise further capital, through the sale of additional equity securities (including pursuant to our contemplated Public Offering as to which no assurances can be given) or debt securities, to support our future operations and to repay our debt (unless, if requested, the debt holders agree to convert their notes into equity or extend the maturity dates of their notes). Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

During the nine months ended September 30, 2019 and 2018, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the nine months ended September 30, 2019 and 2018 in the amounts of $5,107,743 and $3,551,542, respectively. The net cash used in operating activities for the nine months ended September 30, 2019 was primarily due to cash used to fund a net loss of $13,097,335, adjusted for non-cash expenses in the aggregate amount of $7,781,461 partially offset by $208,131 of cash generated by changes in the levels of operating assets and liabilities, primarily as a result of increases in accrued interest, expenses, and other current liabilities, partially offset by a decrease in accounts payable. The net cash used in operating activities for the nine months ended September 30, 2018 was primarily due to cash used to fund a net loss of $8,947,344, adjusted for non-cash expenses in the aggregate amount of $5,150,620 partially offset by $245,182 of cash generated by changes in the levels of operating assets and liabilities, primarily as a result of increases in accrued interest, expenses, and other current liabilities, partially offset by a decrease in accounts payable.

Cash Used in Investing Activities

During the nine months ended September 30, 2019 and 2018, cash used in investing activities was $35,631 and $12,869, respectively, due to cash used for the purchase of office, medical and computer equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2019 and 2018 was $5,123,964 and $3,218,105, respectively. During the nine months ended September 30, 2019, $3,982,392 of net proceeds were from debt financings, $1,156,000 of proceeds were from equity financings and $14,428 was used for incurred offering costs. During the nine months ended September 30, 2018, $2,628,937 of net proceeds were from debt financings and other borrowings and $589,168 of proceeds were from equity financings (including proceeds received in connection with the exercise of common stock purchase warrants).

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2019, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as transactions by an issuer not involving any public offering or Section 3(a)(9) of the Securities Act as a security exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2018, our Quarterly Report on Form 10-Q for the periods ended March 31, 2019 and June 30, 2019, Current Reports on Form 8-K filed with the Securities and Exchange Commission, and press releases made by us), and we were available to answer questions by prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficiency and for other corporate purposes.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price	Term (Years)	Purchaser(s)	Consideration (1)
7/2/19-7/31/19	143,103	-	$-	-	(2)	$80,002	(3)
7/11/19-7/15/19	461,663	-	$-	-	(2)	$27,140	(3)
7/17/19-7/25/19	27,472	-	$-	-	(2)	$65,896	(3)
7/25/19	405,764	-	$-	-	(2)	$5,000	(3)
7/29/19-8/1/19	297,375	-	$-	-	(2)	$45,017	(3)
8/8/19	71,556	-	$-	-	(2)	$10,000	(3)
8/12/19-9/30/19	1,973,381	-	$-	-	(2)	$237,614	(3)
8/21/19-9/10/19	543,963	-	$-	-	(2)	$60,056	(3)

(1)	The value of the non-cash consideration was estimated by management based on observations of the cash sales prices of freely tradable shares.
(2)	Accredited investor.
(3)	Issued in connection with the exchange of convertible notes payable.

Item 3. Defaults Upon Senior Securities.

See “Liquidity and Capital Resources” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
3.1	Certificate of Incorporation, as amended*
10.1

Amended and Restated Exchange Agreement, dated as of July 26, 2019, between BioRestorative Therapies, Inc. and John M. Desmarais (incorporated by reference to the Company’s Current Report on Form 8-K for an event dated July 26, 2019, wherein such document is identified as Exhibit 10.2)

10.2

Amended and Restated Exchange Agreement, dated as of July 26, 2019, between BioRestorative Therapies, Inc. and Tuxis Trust (incorporated by reference to the Company’s Current Report on Form 8-K for an event dated July 26, 2019, wherein such document is identified as Exhibit 10.3)

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

Date: November 13, 2019	BIORESTORATIVE THERAPIES, INC.

	By:	/s/ Mark Weinreb
Mark Weinreb
Chief Executive Officer
(Principal Executive and Financial Officer)

