Form 10-K
period 2019-12-31
BioRestorative Therapies, Inc.
filed 2021-03-18
CIK 1505497

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37603

BIORESTORATIVE THERAPIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1835664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Marcus Drive, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

(631) 760-8100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,040,483 based on the closing sale price as reported on the OTCQB market.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

As of March 17, 2021, there were 3,016,743,991 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Forward-Looking Statements

This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 of this Annual Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Factors That May Affect Future Results and Financial Condition”).

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

Intellectual Property

This Annual Report includes references to our federally registered trademarks, BioRestorative Therapies and Dragonfly design, BRTX-100, ThermoStem and Stem Pearls. We also own an allowed trademark application for BRTX. The Dragonfly Logo is also registered with the U.S. Copyright Office. This Annual Report also includes references to trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Annual Report appear without the ®, SM or ™ symbols, and copyrighted content appears without the use of the symbol ©, but the absence of use of these symbols does not reflect upon the validity or enforceability of the intellectual property owned by us or third parties.

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

In January 2017, we submitted an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (the “FDA”) to obtain authorization to commence a Phase 2 clinical trial investigating the use of BRTX-100, our lead cell therapy candidate, in the treatment of chronic lower back pain arising from degenerative disc disease. In February 2017, we received such authorization from the FDA.

Material Events During 2019

In January 2019, a United States patent related to our ThermoStem Program was issued to us.

In October 2019, an Australian patent related to our ThermoStem Program was issued to us.

In October 2019, an Israeli patent related to our ThermoStem Program was issued to us.

During the year ended December 31, 2019, we received aggregate equity and debt financing of $1,658,500 and $10,888,339, respectively.

Material Events During 2020

In March 2020, our collaboration with the University of Pennsylvania resulted in a publication in Cell Reports, a respected peer reviewed journal, with regard to our ThermoStem Program.

In March 2020, a United States patent related to our ThermoStem Program was issued to us.

In April 2020, a European patent related to our ThermoStem Program was issued to us. This European patent was validated in Belgium, France, Germany, Italy, Poland, Spain, Sweden, Switzerland, and the United Kingdom.

In May 2020, an Israeli patent related to our ThermoStem Program was issued to us.

In November 2020, a notice of allowance was issued for a United States patent application in the ThermoStem Program. This application is expected to issue as a United States patent in 2021.

In November 2020, a notice of allowance was issued for a European patent application in the ThermoStem Program. This application issued as a European patent in January 2021.

During the period from January 1, 2020 through March 19, 2020 (prior to the commencement of the Chapter 11 reorganization discussed below), we received aggregate equity and debt financing of $10,000 and $441,762, respectively.

During the Chapter 11 reorganization proceeding, we received debtor-in-possession financing of $1,189,413 as well as debt financing in the aggregate amount of $3,848,548 at the effective date of our plan of reorganization. We have not received any equity financing since the commencement of our Chapter 11 reorganization proceeding and have not received any debt financing following the effective date of our plan of reorganization.

Chapter 11 Reorganization

On March 20, 2020 (the “Petition Date”), we filed a voluntary petition commencing a case under chapter 11 of title 11 of the U.S. Code in the United States Bankruptcy Court for the Eastern District of New York (the “Bankruptcy Court”).

On August 7, 2020 we and Auctus Fund, LLC (“Auctus”), our largest unsecured creditor and a stockholder as of the Petition Date, filed an Amended Joint Plan of Reorganization (the “Plan”) and on October 30, 2020, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan, as amended. Amendments to the Plan are reflected in the Confirmation Order. On November 16, 2020 (the “Effective Date”), the Plan became effective.

Reference is made to Item 1.03 of our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2020 (https://www.sec.gov/Archives/edgar/data/1505497/000102177120000081/0001021771-20-000081-index.htm) for a description of the Plan, as amended and confirmed by the Confirmation Order, and the events that had occurred as of the filing date, which Item 1.03 is incorporated herein by reference.

Effective as of the Effective Date, as contemplated by the Plan, Mark Weinreb, A. Jeffrey Radov, Paul Jude Tonna and Robert B. Catell resigned as directors of the Company and Mr. Weinreb resigned as our President, Chief Executive Officer and Chairman of the Board..

Effective as of the Effective Date, as contemplated by the Plan, Lance Alstodt was elected President, Chief Executive Officer, Chairman of the Board and a director of the Company and Francisco Silva, our Vice President, Research and Development, was elected a director of the Company. See Item 10 (“Directors, Executive Officers and Corporate Governance”).

(b)	Business

General

We are a life sciences company focused on the development of regenerative medicine products and therapies using cell and tissue protocols, primarily involving adult (non-embryonic) stem cells. Our two core developmental programs, as described below, relate to the treatment of disc/spine disease and metabolic disorders:

●	Disc/Spine Program (brtxDisc). Our lead cell therapy candidate, BRTX-100, is a product formulated from autologous (or a person’s own) cultured mesenchymal stem cells (“MSCs”) collected from the patient’s bone marrow. We intend that the product will be used for the non-surgical treatment of painful lumbosacral disc disorders or as a complimentary therapeutic to a surgical procedure. The BRTX-100 production process involves collecting bone marrow and whole blood from a patient, isolating and culturing (in a proprietary method) stem cells from the bone marrow and cryopreserving the cells in an autologous carrier. In an outpatient procedure, BRTX-100 is to be injected by a physician into the patient’s painful disc. The treatment is intended for patients whose pain has not been alleviated by non-surgical procedures or conservative therapies and who potentially face the prospect of highly invasive surgical procedures. We submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial investigating the use of BRTX-100 in the treatment of chronic lower back pain arising from degenerative disc disease. We have received such authorization from the FDA. We intend to commence such clinical trial during the third quarter of 2021 (assuming the receipt of necessary funding). See “Disc/Spine Program” below.

●	Metabolic Program (ThermoStem). We are developing a cell-based therapy candidate to target obesity and metabolic disorders using brown adipose (fat) derived stem cells (“BADSC”) to generate brown adipose tissue (“BAT”). We refer to this as our ThermoStem Program. BAT is intended to mimic naturally occurring brown adipose depots that regulate metabolic homeostasis in humans. Initial preclinical research indicates that increased amounts of brown fat in animals may be responsible for additional caloric burning, as well as reduced glucose and lipid levels. Researchers have found that people with higher levels of brown fat may have a reduced risk for obesity and diabetes. See “Metabolic Brown Adipose (Fat) Program” below.

We have also licensed an investigational curved needle device designed to deliver cells and/or other therapeutic products or material to the spine and discs (and other parts of the body). We anticipate that FDA approval or clearance will be necessary for this device prior to commercialization. We do not intend to utilize this device in connection with our contemplated Phase 2 clinical trial with regard to BRTX-100. See “Curved Needle Device” below.

The patents and patent applications for the Disc/Spine Program, the ThermoStem Program and the curved needle device are listed below under “Technology; Research and Development.”

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

Regenerative cell therapy relies on replacing diseased, damaged or dysfunctional cells with healthy, functioning ones or repairing damaged or diseased tissue. A great range of cells can serve in cell therapy, including cells found in peripheral and umbilical cord blood, bone marrow and adipose (fat) tissue. Physicians have been using adult stem cells from bone marrow to treat various blood cancers for more than 60 years (the first successful bone marrow transplant was performed in 1956). Recently, physicians have begun to use stem cells to treat various other diseases. We intend to develop cell and tissue products and regenerative therapy protocols, primarily involving adult stem cells, to allow patients to undergo cellular-based treatments.

We intend to concentrate initially on therapeutic areas in which risk to the patient is low, recovery is relatively easy, results can be demonstrated through sufficient clinical data, and patients and physicians will be comfortable with the procedure. We believe that there will be readily identifiable groups of patients who will benefit from these procedures. We also believe that these procedures will be significantly less expensive than the most common surgical procedure alternatives and will compare favorably, over the long-term, to conservative treatment costs which may persist for years.

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

We have undertaken research and development efforts in connection with the development of investigational therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells. See “Disc/Spine Program,” “Metabolic Brown Adipose (Fat) Program” and “Curved Needle Device” below. As a result of these programs, we have obtained four United States patents and seven foreign patents related to research regarding our ThermoStem Program, we have obtained licenses for one patent application related to our Disc/Spine Program and we have obtained a license for one United States patent related to a curved needle device.

We have established a laboratory facility and will seek to further develop cellular-based treatments, products and protocols, stem cell-related intellectual property (“IP”) and translational research applications. See “Laboratory” below.

We have not generated any significant revenues from our operations. The implementation of our business plan, as discussed below, will require the receipt of sufficient equity and/or debt financing to purchase necessary equipment, technology and materials, fund our research and development efforts, including our contemplated clinical trials, retire our outstanding debt (if such debt is not converted into equity) (see Item 7 of this Annual Report - “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Availability of Additional Funds”) and otherwise fund our operations. We intend to seek such financing from current stockholders and debtholders as well as from other accredited investors. We also intend to seek to raise capital through investment bankers and from biotech funds, strategic partners and other financial institutions. We anticipate that we will require approximately $12,000,000 in financing to commence and complete a Phase 2 clinical trial investigating the use of BRTX-100 in the treatment of chronic lower back pain arising from degenerative disc disease and we will require approximately $45,000,000 in further additional funding to complete such clinical trials, as further described in this section (assuming the receipt of no revenues from operations). We will also require a substantial amount of additional funding to implement our other programs described in this section, repay our outstanding debt (assuming such debt is not converted into equity) and fund general operations. No assurance can be given that the anticipated amounts of required funding are correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise. We may also seek to have our debtholders convert all or a portion of their debt into equity. No assurance can be given that debtholders will convert such debt into equity. If we are unable to obtain adequate funding, we may be required to significantly curtail or discontinue our proposed operations. See Item 7 of this Annual Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition – We will need to obtain a significant amount of financing to initiate and complete our clinical trials and implement our business plan. – We may need to obtain additional financing to satisfy debt obligations. An event of default pursuant to our outstanding debt obligations could trigger an acceleration of the due date of such obligations, including our secured debt.”).

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

Lower back pain is the most common, most disabling, and most costly musculoskeletal ailment faced worldwide. According to a recent market report, of the 250 million American adults, nearly 25 million have chronic lower back pain of which approximately 12 million have been diagnosed with and treated for disc degeneration and approximately 5.6 million have pain caused by a protruding or injured disc. We believe that between 500,000 and 1 million invasive surgical procedures are performed each year to try to alleviate the pain associated with these lower back conditions and that such procedures cost approximately $40 billion. Clinical studies have documented that the source of the pain is most frequently damage to the IVD. This can occur when forces, whether a single load or repetitive microtrauma, exceed the IVD’s inherent capacity to resist those loads. Aging, obesity, smoking, lifestyle, and certain genetic factors may predispose one to an IVD injury. Current surgical approaches to back pain are extremely invasive (often altering the spine’s biomechanics unfavorably and predisposing it to further disc degeneration) and are associated with unacceptably low success rates (with a second operation occurring 10% to 20% of the time). In addition, current surgical approaches are costly with spinal fusion surgery costing approximately $110,000, discectomy costing approximately $20,000 to $50,000 and disc replacement surgery costing approximately $80,000 to $150,000. Even conservative treatments can be costly, with oral medications costing between $1,000 and $2,000 per year, injection treatments costing approximately $8,000 per year and physical therapy costing approximately $20,000 annually. We anticipate that the cost of a single treatment using BRTX-100 will compare favorably to conservative treatments which may continue for years and will be less expensive than the most common surgical procedures.

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

We have developed a mesenchymal stem cell product candidate, BRTX-100, derived from autologous (or a person’s own) human bone marrow, cultured and formulated, in a proprietary method, specifically for introduction into a painful lumbar disc. As described below under “BRTX-100” and “Production and Delivery,” BRTX-100 is a hypoxic (low oxygen) stem cell product. In order to enhance the survivability of our bone marrow-derived MSCs in the avascular environment of the damaged disc, BRTX-100 is designed to expand under hypoxic conditions. This process is intended to result in a large cell count population with enhanced viability and therapeutic potential following injection into the injured disc.

We submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial investigating the use of BRTX-100, our lead cell therapy candidate, in the treatment of chronic lower back pain arising from degenerative disc disease. We received such authorization from the FDA in February 2017. We intend to commence such clinical trial during the third quarter of 2021 (assuming the receipt of necessary funding).

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

BRTX-100

Our lead product candidate, BRTX-100, is an autologous hypoxic (low oxygen) cultured mesenchymal stem cell product derived from a patient’s own bone marrow and formulated with a proprietary biomaterial carrier (platelet lysate) to increase potency, viability and survivability. We have designed the cryopreserved sterile cellular product candidate to be provided in vials for injection into painful lumbar discs. We anticipate the product candidate will be delivered using a standard 20 gauge 3.5 inch introducer needle and a 25 gauge 6 inch needle that will extend into the disc center upon delivery. Upon regulatory approval, we plan to provide training to medical practitioners with regard to the approved injection procedure. It is anticipated that the delivery of the product candidate will be a 30 minute procedure.

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

Production and Delivery

The production of our product candidate, BRTX-100, begins with the physician collecting bone marrow from the patient under local anesthesia. Peripheral blood is also collected from the patient. The physician will then send the patient’s bone marrow and blood samples to our laboratory (or a contract laboratory) for culturing and formulation. The hypoxic culturing process is intended to result in the selection of a cell population that is suitable for an improved possibility of survival in the internal disc environment. We anticipate that the cell culturing process and product formulation will take approximately three weeks, with an additional two weeks required for quality control testing required to meet product release criteria. We will then send the therapeutic cryopreserved stem cells (BRTX-100) in a sterile vial back to the physician’s offices where it will undergo a controlled thaw prior to the procedure. The price structure for the procedure and our services has not been determined and no assurances can be given as to the effect that such price structure will have on the marketability of such procedure and services. The following illustrates the process:

BRTX-100 PRODUCTION PROCESS

Collection and Shipment of
Patient's Bone Marrow
and Blood to Cell Production
Manufacturer
01
Production of BRTX-100
Hypoxic Culturing of Stem Cells
02
Formulation and Cryopreservation
of BRTX-100
03
Shipment of BRTX-100
to Clinical Site/Physician
04
Thawing and Injection of
BRTX-100 into Patient's Disc
05
BRTX-100
PRODUCTION
PROCESS

License

Pursuant to our license agreement with Regenerative Sciences, LLC (“Regenerative”) that became effective in April 2012 (the “Regenerative License Agreement”) we have obtained, among other things, a worldwide (excluding Asia and Argentina), exclusive, royalty-bearing license from Regenerative to utilize or sublicense a certain method for culturing cells for use in our developmental program involving disc and spine conditions, including protruding or painful discs and the treatment of avascular zones. The investigational technology that has been licensed is an advanced stem cell culture and injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the leg and foot. Pursuant to the Regenerative License Agreement, we have also obtained a worldwide, exclusive, royalty-bearing license from Regenerative to utilize or sublicense a certain investigational curved needle device for the administration of specific cells and/or cell products to the disc and/or spine (and other parts of the body). It will be necessary to advance the design of this investigational device to facilitate the delivery of substances, including living cells, to specific locations within the body and minimize the potential for damage to nearby structures.

The Regenerative License Agreement provides for the requirement that we complete our Phase 2 clinical trial by a certain date (which we believe to be February 2022) in order to maintain the exclusive nature of the licenses. The Regenerative License Agreement also provides for a royalty-bearing sublicense of certain aspects of the technology to Regenerative for use for certain purposes, including in the United States and the Cayman Islands. Further, the Regenerative License Agreement requires that Regenerative furnish certain training, assistance and consultation services with regard to the licensed technology. The patents that are the subject of the Regenerative License Agreement have been assigned to Regenexx, LLC which we have been advised is an affiliate of Regenerative.

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

Clinical Trial

We submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial investigating the use of BRTX-100, our lead cell therapy candidate, in the treatment of chronic lower back pain arising from degenerative disc disease. We have received such authorization from the FDA. We intend to commence such clinical trial during the third quarter of 2021 (assuming the receipt of necessary funding).

The following describes the Phase 2 clinical trial authorized by the FDA:

A Phase 2 Prospective, Double-Blinded, Placebo Controlled, Randomized Study

●	General

	●	99 patients; randomized 2:1, BRTX-100 to control, 40 million cells/dose
	●	10-20 clinical trial sites
	●	Primary efficacy endpoint at 12 months
	●	Patient safety and efficacy follow up at 24 months
	●	Included subjects must have only one symptomatic diseased disc
	●	Included subjects must have current diagnosis of chronic lumbar disc disease typical pain with degeneration of a single disc confirmed by history, exam, radiography, or other acceptable means
	●	Included subjects must have exhausted previous conservative non-operative therapies

●	Primary Efficacy Endpoint

	●	Responder endpoint - % of patients that meet the improvement in function and reduction in pain threshold
	●	Improvement in function defined as at least a 30% increase in function based on the Oswestry questionnaires (ODI)
	●	Reduction of pain defined as at least a 30% decrease in pain as measured using the Visual Analogue Scale (VAS)

●	Additional or Secondary Endpoints

	●	Clinical response at 12 months
	●	Changes from baseline in pain as assessed with the VAS score and ODI at weeks 2, 12, 26, 52 and 104
	●	Changes from baseline in function as assessed with the ODI at weeks 2, 12, 26, 52 and 104
	●	Changes from baseline in function as assessed by Roland Morris Disability Questionnaire (RMDQ) at weeks 26, 52 and 104
	●	Changes from baseline function as assessed by Functional Rating Index (FRI) at weeks 12, 52 and 104
	●	Changes from baseline Quality of Life assessment (SF-12 questionnaire) scores at weeks 2, 12, 26, 52 and 104

The FDA approval process can be lengthy, expensive and uncertain and there is no guarantee that the clinical trial(s) will be commenced or completed or that the product will ultimately receive approval or clearance. See “Government Regulation” below and “Item 7 of this Annual Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition – Risks Related to Our Cell Therapy Product Development Efforts; and – Risks Related to Government Regulation.”).

As an alternative to undertaking the Phase 3 clinical trial ourselves, we may explore the licensing of our rights with respect to our product candidate, BRTX-100, to a strategic partner. Such an arrangement could possibly eliminate or significantly reduce the need to raise the substantial capital needed to commence and complete the clinical trials and undertake the commercialization of BRTX-100 and would provide licensing-related revenue to us. No assurance can be given that any licensing agreement will be entered into, whether upon commercially reasonable terms or otherwise.

Defined Health Report

In March 2018, we engaged Defined Health, a business development and strategy consulting firm, to conduct an independent review of BRTX-100. Defined Health has worked with many of the leading companies in the pharmaceutical, biotech and healthcare industries for over 25 years.

The review was intended to collect informed, independent opinions regarding BRTX-100 among key opinion leaders (“KOLs”) (i.e., orthopedic surgeons specializing in back and spine surgery with experience in stem cell therapy), who, upon studying applicable clinical material, could offer opinions regarding the future therapeutic potential of BRTX-100.

As noted in the Defined Health report, the KOLs indicated that stem cell therapies have great potential to treat chronic lumbar disc disease and other therapeutic areas. The KOLs reacted positively to the value proposition of our product candidate, BRTX-100, and were optimistic that the clinical data presented to date is likely to be mirrored in future clinical investigations. Given the opportunity, the KOLs indicated that they would likely participate in a clinical trial should it be offered at their center and that they would recommend the study to appropriately eligible patients. The report indicated that, if BRTX-100 were to be granted FDA approval, the KOLs anticipate that it would be integrated into the standard of care for eligible chronic lumbar disc disease patients.

Similar Therapies

Human data from studies of therapies comparative to BRTX-100 have shown reduced pain, increased function, and an absence of significant safety issues with a durable response, as shown below:

Impact on Public Health

The United States is the world’s leading consumer of hydrocodone (99%) and oxycodone (83%) and leads the world in per capital consumption of such drugs (twice as much as second ranked Canada). Each year 42,000 Americans die from overdoses and in 2012 there were enough pain prescriptions in the United States for every adult to obtain a bottle of pills.

Total annual healthcare and lost productivity costs in the United States related to pain, including headache, back pain and neck pain, are estimated to be $600 billion, which is twice the annual costs related to heart disease and greater than the combined annual costs related to cancer and diabetes.

Metabolic Brown Adipose (Fat) Program

Since June 2011, we have been engaging in pre-clinical research efforts with respect to an investigational platform technology utilizing brown adipose (fat) derived stem cells (“BADSCs”) for therapeutic purposes. We have labeled this initiative our ThermoStem Program.

Brown fat is a specialized adipose (fat) tissue found in the human body that plays a key role in the evolutionarily conserved mechanisms underlying thermogenesis (generation of non-shivering body heat) and energy homeostasis in mammals - long known to be present at high levels in hibernating mammals and human newborns. Recent studies have demonstrated that brown fat is present in the adult human body and may be correlated with the maintenance and regulation of healthy metabolism, thus potentially being involved in caloric regulation. The pre-clinical ThermoStem Program involves the use of a cell-based (brown adipose tissue construct) treatment for metabolic disease, such as type 2 diabetes, obesity, hypertension and other metabolic disorders, as well as cardiac deficiencies. The diseases, disorders and syndromes that may be targeted by our ThermoStem Program are as follows:

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

In order to deliver these differentiated cells into target locations in vivo, we seeded BADSCs onto 3-dimensional biological scaffolds. Pre-clinical animal models of diet-induced obesity, that were transplanted with differentiated BADSCs supported by a biological scaffold, presented significant reductions in weight and blood glucose levels compared to scaffold only controls. We are identifying technology for in vivo delivery in small animal models. Having completed our proof of concept using our BAT in small animals, we are currently developing our next generation BAT. It is anticipated that this next version will contain a higher purity of BADSC and a greater percent of functional brown adipocytes, which is expected to increase the therapeutic effect compared to our first generation product. In addition, we are exploring the delivery of the therapeutic using encapsulation technology, which will only allow for reciprocal exchange of small molecules between the host circulation and the BAT implant. We expect that encapsulation may present several advantages over our current biological scaffolds, including prevention of any immune response or implant rejection that might occur in an immunocompetent host and an increase in safety by preventing the implanted cells from invading the host tissues. We have developed promising data on the loading of human stem cell-derived tissue engineered brown fat into an encapsulation device to be used as a cell delivery system for our metabolic platform program for the treatment of type 2 diabetes, obesity, hyperlipidemia and hypertension. This advancement may lead to successful transplantation of brown fat in humans. We are evaluating the next generation of BAT constructs that will first be tested in small animal models. No assurance can be given that this delivery system will be effective in vivo in animals or humans. Our allogeneic brown adipose derived stem cell platform potentially provides a therapeutic and commercial model for the cell-based treatment of obesity and related metabolic disorders.

In June 2012, we entered into an Assignment Agreement with the University of Utah Research Foundation (the “Foundation”) and a Research Agreement with the University of Utah (the “Utah Research Agreement”). Pursuant to the Assignment Agreement, which provides for royalty payments, we acquired the rights to two provisional patent applications that relate to human brown fat cell lines. No royalty amounts are payable to date. The applications have been converted to a utility application in the United States and several foreign jurisdictions. Pursuant to the Utah Research Agreement, the University of Utah provided research services relating to the identification of brown fat tissue and the development and characterization of brown fat cell lines. The Utah Research Agreement provides that all inventions, discoveries, patent rights, information, data, methods and techniques, including all cell lines, cell culture media and derivatives thereof, are owned by us. In February 2019, we entered into a Services Agreement with the University of Utah pursuant to which the university has been retained to provide research services with regard to the ThermoStem Program. Pursuant to this agreement, we will initiate preclinical models to study the efficacy of our generation 2 encapsulated brown adipose tissue construct.

In February 2014, our research with regard to the identification of a population of brown adipose derived stem cells was published in Stem Cells, a respected stem cell journal.

In March 2014, we entered into a Research Agreement with Pfizer Inc., a global pharmaceutical company (“Pfizer”). Pursuant to the Research Agreement with Pfizer, we were engaged to provide research and development services with regard to a joint study of the development and validation of a human brown adipose cell model. The Research Agreement with Pfizer provided for an initial payment to us of $250,000 and the payment of up to an additional $525,000 during the two-year term of the Agreement, all of which has been received.

In August 2015, we entered into a one year research collaboration agreement with the University of Pennsylvania with regard to the understanding of brown adipose biology and its role in metabolic disorders. In September 2018, we entered into a one year material transfer agreement with the University of Pennsylvania pursuant to which the university was provided access to our proprietary brown adipose tissue cells for research purposes. No amounts are payable by or to us pursuant to either agreement.

In September 2015, a United States patent related to the ThermoStem Program was issued to us.

In April 2017, an Australian patent related to the ThermoStem Program was issued to us.

In December 2017, a Japanese patent related to the ThermoStem Program was issued to us.

In January 2019, a United States patent related to the ThermoStem Program was issued to us.

In October 2019, an Australian patent related to the ThermoStem Program was issued to us.

In October 2019, an Israeli patent related to the ThermoStem Program was issued to us.

In March 2020, a United States patent related to our ThermoStem Program was issued to us.

In March 2020, our collaboration with the University of Pennsylvania resulted in a publication in Cell Reports, a respected peer reviewed journal, with regard to our ThermoStem Program.

In April 2020, a European patent related to our ThermoStem Program was issued to us. This European patent was validated in Belgium, France, Germany, Italy, Poland, Spain, Sweden, Switzerland, and the United Kingdom.

In May 2020, an Israeli patent related to our ThermoStem Program was issued to us.

In November 2020, a notice of allowance was issued for a United States patent application in the ThermoStem Program. This application is expected to issue as a United States patent in 2021.

In November 2020, a notice of allowance was issued for a European patent application in the ThermoStem Program. This application issued as a European patent in January 2021.

Following our research activities, we intend to undertake preclinical animal studies in order to determine whether our proposed treatment protocol is feasible. Such studies are planned to begin by the third quarter of 2021 (assuming the receipt of necessary financing). Following the completion of such studies, we intend to file an IND with the FDA and initiate a clinical trial. See “Government Regulation” below and Item 7 of this Annual Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition – Risks Related to Our Cell Therapy Product Development Efforts; and – Risks Related to Government Regulation.”). The FDA approval process can be lengthy, expensive and uncertain and there is no guarantee of ultimate approval or clearance.

We anticipate that much of our development work in this area will take place at our laboratory facility, outside core facilities at academic, research or medical institutions, or contractors. See “Laboratory” below.

Curved Needle Device

Pursuant to the Regenerative License Agreement discussed under “Disc/Spine Program-License” above, we have licensed and further developed an investigational curved needle device (“CND”) that is a needle system with a curved inner cannula to allow access to difficult-to-locate regions for the delivery or removal of fluids and other substances. The investigational CND is intended to deliver stem cells and/or other therapeutic products or material to the interior of a human intervertebral disc, the spine region, or potentially other areas of the body. The device is designed to rely on the use of pre-curved nested cannulae that allow the cells or material to be deposited in the posterior and lateral aspects of the disc to which direct access is not possible due to outlying structures such as vertebra, spinal cord and spinal nerves. We anticipate that the use of the investigational CND will facilitate the delivery of substances, including living cells, to specific locations within the body and minimize the potential for damage to nearby structures. The investigational device may also have more general use applications. In August 2015, a United States patent for the CND was issued to the licensor, Regenerative. We anticipate that FDA approval or clearance will be necessary for the investigational CND prior to commercialization. We do not intend to utilize the CND in connection with our contemplated Phase 2 clinical trial with regard to BRTX-100. See “Government Regulation” below and Item 7 of this Annual Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition – Risks Related to Our Cell Therapy Product Development Efforts; and – Risks Related to Government Regulation.”). The FDA review and approval process can be lengthy, expensive and uncertain and there is no guarantee of ultimate approval or clearance.

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

In our Disc/Spine Program, two patent applications have been filed with regard to technology that is the subject of the Regenerative License Agreement (see “Disc/Spine Program-License” above). Regenerative has been issued a patent from one of these applications with regard to its curved needle therapeutic delivery device. The other application remains pending. The patents that are the subject of the Regenerative License Agreement have been assigned to Regenexx, LLC which we have been advised is an affiliate of Regenerative.

In our ThermoStem Program, we have three pending United States patent applications and four United States patents within three patent families. With regards to the first patent family in the ThermoStem Program, patent applications have been filed in five foreign jurisdictions (of which four applications have been granted as foreign patents and one application, which is not listed in the table below, has lapsed). With regards to the second patent family in the ThermoStem Program, patent applications have been filed in four foreign jurisdictions (of which three applications have been granted as foreign patents). With regards to the third patent family in the ThermoStem Program, a U.S. application and PCT application have been filed.

Our patent applications and those of Regenexx, LLC are currently in prosecution (i.e., we and Regenexx, LLC are seeking issued patents). A description of the active patent applications and issued patents is set forth in the table below:

Program	Patent Family	I.D.	Jurisdiction	Title
Disc/Spine (brtxDisc)	1	16/441,897*	US	Methods and compositions to facilitate repair of avascular tissue
	1	U.S. Patent No. 9,113,950 B2**	US	Therapeutic delivery device

Metabolic	2	U.S. Patent No. 9,133,438	US	Brown fat cell compositions and methods
(ThermoStem)	2	U.S. Patent No. 10,597,638	US
	2	15/910,625	US
	2	AU Patent No. 2012275335	Australia
	2	EP Patent No. 2726603	Europe
(validated in Belgium, France, Germany, Italy, Poland, Spain, Sweden, Switzerland, and the United Kingdom)
	2	IL Patent No. 230237	Israel
	2	JP Patent No. 6243839	Japan

	3	U.S. Patent No. 10,167,449	US	Human brown adipose derived stem cells and uses
	3	16/183,370***	US
	3	17/165,074	US
	3	AU Patent No. 2014253920	Australia
	3	2019240634	Australia
	3	EP Patent No. 2986714	Europe
	3	20204990.4	Europe
	3	IL Patent No. 242150	Israel
	3	274995	Israel
	3	2016-509105	Japan
	3	2019-95972	Japan
	4	16/862,226	US	Non-naturally occurring three-dimensional (3D) brown adipose-derived stem cell aggregates, and methods of generating and using the same
	4	PCT/US2020/030520	PCT

*Patent application filed by licensor assignee, Regenexx, LLC

**Patent issued to licensor assignee, Regenexx, LLC

***Application has been allowed, but not yet issued as a US patent.

In March 2014, we entered into a Research and Development Agreement with Rohto Pharmaceutical Co., Ltd., a Japanese pharmaceutical company (“Rohto”). Pursuant to the Research and Development Agreement with Rohto, we were engaged to provide research and development services with regard to stem cells.

In March 2014, we entered into the Research Agreement with Pfizer, as discussed above under “Metabolic Brown Adipose (Fat) Program.”

We have secured registrations in the U.S. Patent and Trademark Office for the following trademarks:

●
●	BRTX-100
●	THERMOSTEM
●	STEM PEARLS

We own a published application in the U.S. Patent and Trademark Office for the trademark BRTX. The Dragonfly Logo is also registered with the U.S. Copyright Office.

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

During the years ended December 31, 2019 and 2018, we incurred $1,722,338 and $1,513,150, respectively, in research and development expenses.

Scientific Advisors

We have established a Scientific Advisory Board whose purpose is to provide advice and guidance in connection with scientific matters relating to our business. The Scientific Advisory Board has established a Disc Advisory Committee which focuses on matters relating to our Disc/Spine Program. Our Scientific Advisory Board members are Dr. Wayne Marasco (Chairman), Dr. Naiyer Imam, Dr. Wayne Olan, Dr. Joy Cavagnaro, Dr. Jason Lipetz, Dr. Harvinder Sandhu, Dr. Christopher Plastaras and Dr. Gerard A. Malanga. The Disc Advisory Committee members are Dr. Lipetz (Chairman), Dr. Olan, Dr. Sandhu, Dr. Plastaras and Dr. Malanga. See Item 10 (“Directors, Executive Officers and Corporate Governance–Scientific Advisors”) for a listing of the principal positions for Drs. Marasco, Imam, Olan, Cavagnaro, Lipetz, Sandhu, Plastaras and Malanga.

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

Companies working in the area of regenerative medicine with regard to the disc and spine include, among others, Mesoblast, SpinalCyte, DiscGenics and Isto Biologics. Companies that are developing products and therapies to combat obesity and diabetes, including through the use of brown fat, include, among others, Novo Nordisk, Sanofi, Merck, Eli Lilly, Roche, Pfizer and Regeneron.

Many of our competitors and potential competitors have substantially greater financial, technological, research and development, marketing and personnel resources than we do. We cannot, with any accuracy, forecast when or if these companies are likely to bring their products and therapies to market in competition with those that we are pursuing.

With the enactment of the Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”), an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. For the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and the proposed biosimilar product. Interchangeability requires that a product is biosimilar to the reference product, and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Under the BPCIA, an application for a biosimilar product cannot be submitted to the FDA until four years following approval of the reference product, and it may not be approved by the FDA until 12 years after the original branded product is approved under a biologics license application (“BLA”).

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

Set forth below is a comparison of BRTX-100 to Mesoblast’s adult stem cell biologic:

biorestorative therapies	mesoblast
PRODUCT & DESCRIPTION	BRTX-100 adult stem cell biologic, administered via anticipated 30-minute in-office intradiscal injection	MPC-06-ID: adult stem cell biologic, administered via 30-minute outpatient intradiscal injection
KEY ATTRIBUTES	Hypoxic cultured – in low oxygen environment (5%)	Normoxic cultured – with normal oxygen environment (~20%)
	Autologous – uses patients own stem cells	Allogeneic – uses human derived stem cells (not from patient)
	Autologous Platelet Lysate Carrier	Hyaluronic Acid Carrier
	100% Animal-Free Manufacturing Process	Animal Products Used in Manufacturing Process
STAGE OF DEVELOPMENT	Phase 2 clinical trial approved under active IND 17275	Phase 3 clinical trial currently enrolling participants

We believe that BRTX-100 has competitive advantages to Mesoblast’s product for the following reasons:

●	The use of autologous cells results in low to no risk of rejection, greater safety profile (introduction of viral/genetic) and streamlined regulatory path
●	Hypoxic culturing creates increased cell proliferation, greater plasticity, increased paracrine effect and increased cell survival after application
●	Autologous platelet lysate provides growth factors that interact with the cells, allowing for better cell survival
●	Low to no risk of safety concerns related to immunological and zoonotic (animal to human) transmission
●	Strong runway for value creation with successful clinical results

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

FDA Regulation of Stem Cell Treatment and Products

The FDA regulates the manufacture of human stem cell treatments and associated products under the authority of the Public Health Service Act (“PHSA”) and the Federal Food, Drug, and Cosmetic Act (“FDCA”). Stem cells can be regulated under the FDA’s Human Cells, Tissues, and Cellular and Tissue-Based Products Regulations (“HCT/Ps”) or may also be subject to the FDA’s drug, biologic, or medical device regulations, each as discussed below.

Human Cells, Tissues, and Cellular and Tissue-Based Products Regulation

Under Section 361 of the PHSA, the FDA issued specific regulations governing the use of HCT/Ps in humans. Pursuant to Part 1271 of Title 21 of the Code of Federal Regulations (“CFR”) (the “HCT/P Regulations”), the FDA established a unified registration and listing system for establishments that manufacture and process HCT/Ps. The regulations also include provisions pertaining to donor eligibility determinations; current good tissue practices covering all stages of production, including harvesting, processing, manufacture, storage, labeling, packaging, and distribution; and other procedures to prevent the introduction, transmission, and spread of communicable diseases.

The HCT/P Regulations define HCT/Ps as articles “containing or consisting of human cells or tissues that are intended for implantation, transplantation, infusion or transfer into a human recipient.” The HCT/P Regulations strictly constrain the types of products that may be regulated solely as HCT/P. Factors considered include the degree of manipulation, whether the product is intended for a homologous function, whether the product has been combined with noncellular or non-tissue components, and the product’s effect or dependence on the body’s metabolic function. In those instances where cells, tissues, and cellular and tissue-based products have been only minimally manipulated, are intended strictly for homologous use, have not been combined with noncellular or nontissue substances, and do not depend on or have any effect on the body’s metabolism, the manufacturer is only required to register with the FDA, submit a list of manufactured products, and adopt and implement procedures for the control of communicable diseases. If one or more of the above factors has been exceeded, the product would be regulated as a drug, biological product, or medical device rather than an HCT/P.

Because we are an enterprise in the early stages of operations and have not generated significant revenues from operations, it is difficult to anticipate the likely regulatory status of the array of products and services that we may offer. We believe that some of the adult autologous (self derived) stem cells that will be used in our cellular therapy products and services, including the brown adipose (fat) tissue that we intend to use in our ThermoStem Program, may be regulated by the FDA as HCT/Ps under the HCT/P Regulations. However, the FDA may disagree with this position or conclude that some or all of our stem cell therapy products or services do not meet the applicable definitions and exemptions to the regulation. In July, 2020, the FDA issued an updated guidance document entitled “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use” that provides additional guidance on how FDA interprets the HCT/P Regulations, particularly the definition of the terms “minimally manipulated” and “homologous use.” In the guidance, FDA stated it will exercise enforcement discretion until May 31, 2021 for products that do not comply with the HCT/P Regulations. After that date, manufacturers of products marketed as HCT/Ps that do not comply with the HCT/P Regulations will be subject to immediate FDA enforcement action. If we are not regulated solely under the HCT/P Regulations, we would need to expend significant resources to comply with the FDA’s broad regulatory authority under the FDCA. Third party litigation concerning the autologous use of a stem cell mixture to treat musculoskeletal and spinal injuries has increased the likelihood that some of our products and services are likely to be regulated as a drug or biological product and require FDA approval. In past litigation, the FDA asserted that the defendants’ use of cultured stem cells without FDA approval is in violation of the FDCA, claiming that the defendants’ product is a drug. The defendants asserted that their procedure is part of the practice of medicine and therefore beyond the FDA’s regulatory authority. The District Court ruled in favor of the FDA, and in February 2014 the Circuit Court affirmed the District Court’s holding.

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

The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:

● completion of non-clinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practice (“GLP”) or other applicable regulations;

● submission of an IND, which allows clinical trials to begin unless the FDA objects within 30 days;

● performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic for its intended use or uses conducted in accordance with FDA regulations and Good Clinical Practices (“GCP”), which are international ethical and scientific quality standards meant to ensure that the rights, safety and well-being of trial participants are protected and that the integrity of the data is maintained;

● registration of clinical trials of FDA-regulated products and certain clinical trial information;

● preparation and submission to the FDA of a new drug application (“NDA”), in the case of a drug or BLA in the case of a biologic;

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

Under the Pediatric Research Equity Act (“PREA”), certain NDAs and BLAs and certain supplements to an NDA or BLA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act (“FDASIA”) amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration submit an initial Pediatric Study Plan (“PSP”) within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials, and/or other clinical development programs.

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

In addition, even if a product candidate receives regulatory approval, the approval may be limited to specific disease states, patient populations and dosages, or might contain significant limitations on use in the form of warnings, precautions or contraindications, or in the form of onerous risk management plans, restrictions on distribution or use, or post-marketing trial requirements. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product, including safety labeling or imposition of a Risk Evaluation and Mitigation Strategy (“REMS”), the requirement to conduct post-market studies or clinical trials or even complete withdrawal of the product from the market. Delay in obtaining, or failure to obtain, regulatory approval for our products, or obtaining approval but for significantly limited use, would harm our business. Further, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

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

Further, with the passage of the 21st Century Cures Act (the “Cures Act”) in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine advanced therapy (“RMAT”) (which may include a cell therapy) that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. The benefits of a RMAT designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

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

Class II devices are subject to the General Controls as well as certain Special Controls such as 510(k) premarket notification. Class III devices are subject to the highest degree of regulatory scrutiny and typically include life supporting and life sustaining devices and implants. They are subject to the General Controls and Special Controls that include a premarket approval application (“PMA”). “New” devices are automatically regulated as Class III devices unless they are shown to be low risk, in which case they may be subject to de novo review to be moved to Class I or Class II. Clinical research of an investigational device is subject to the FDA’s Investigational Device Exemption (“IDE”) regulations. Nonsignificant risk devices are subject to abbreviated requirements that do not require a submission to the FDA but must have Institutional Review Board (IRB) approval and comply with other requirements pertaining to informed consent, labeling, recordkeeping, reporting, and monitoring. Significant risk devices require the submission of an IDE application to the FDA and the FDA’s approval of the IDE application.

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

The Federal Trade Commission (the “FTC”) has the authority to regulate and police advertising of medical treatments, procedures, and regimens in the United States under the Federal Trade Commission Act, or the FTCA. The FTC has regulatory authority to prevent unfair and deceptive practices and false advertising. Specifically, the FTC requires advertisers and promoters to have a reasonable basis to substantiate and support claims. The FTC has many enforcement powers, one of which is the power to order disgorgement by promoters deemed in violation of the FTCA of any profits made from the promoted business and can order injunctions from further violative promotion. Advertising that we may utilize in connection with our medical tourism operations will be subject to FTC regulatory authority, and we intend to comply with such regulatory régime. Similar laws and requirements are likely to exist in other countries and we intend to comply with such requirements.

Federal Regulation of Clinical Laboratories

Congress passed the Clinical Laboratory Improvement Amendments, or CLIA, in 1988, which provided the Centers for Medicare and Medicaid Services (“CMS”) authority over all laboratory testing, except research, that is performed on humans in the United States. The Division of Laboratory Services, within the Survey and Certification Group, under the Center for Medicaid and State Operations (“CMSO”) has the responsibility for implementing the CLIA program.

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

Health Insurance Portability and Accountability Act—Protection of Patient Health Information

We may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. The Health Insurance Portability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information on certain types of individuals and organizations. In addition, certain state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other and from HIPAA in significant ways and may not have the same effect, thus complicating compliance efforts. Further, we may need to also comply with additional federal or state privacy laws and regulations that may apply to certain diagnoses, such as HIV/AIDS, to the extent that they apply to us.

The Department of Health and Human Services (“HHS”), through its Office for Civil Rights, investigates breach reports and determines whether administrative or technical modifications are required and whether civil or criminal sanctions should be imposed. Companies failing to comply with HIPAA and the implementing regulations may also be subject to civil money penalties or in the case of knowing violations, potential criminal penalties, including monetary fines, imprisonment, or both. In some cases, the State Attorneys General may seek enforcement and appropriate sanctions in federal court.

Other Applicable U.S. Laws

In addition to the above-described regulation by United States federal and state government, the following are other federal and state laws and regulations that could directly or indirectly affect our ability to operate the business:

●	state and local licensure, registration, and regulation of the development of pharmaceuticals and biologics;

●	state and local licensure of medical professionals;

●	state statutes and regulations related to the corporate practice of medicine;

●	laws and regulations administered by U.S. Customs and Border Protection related to the importation of biological material into the United States;

●	other laws and regulations administered by the FDA;

●	other laws and regulations administered by HHS;

●	state and local laws and regulations governing human subject research and clinical trials;

●	the federal physician self-referral prohibition, also known as Stark Law, and any state equivalents to Stark Law;

●	the federal False Claims Act (“FCA”);

●	the federal Anti-Kickback Statute (“AKS”) and any state equivalent statutes and regulations;

●	federal and state coverage and reimbursement laws and regulations;

●	state and local laws and regulations for the disposal and handling of medical waste and biohazardous material;

●	Occupational Safety and Health Administration (“OSHA”) regulations and requirements;

●	the Intermediate Sanctions rules of the IRS providing for potential financial sanctions with respect to “excess benefit transactions” with tax-exempt organizations;

●	the Physician Payments Sunshine Act (in the event that our products are classified as drugs, biologics, devices or medical supplies and are reimbursed by Medicare, Medicaid or the Children’s Health Insurance Program);

●	state and other federal laws addressing the privacy of health information; and

●	state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare professionals and other potential referral sources, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare professionals or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Offices

Our principal executive offices are located at 40 Marcus Drive, Suite One, Melville, New York, and our telephone number is (631) 760-8100. Our website is www.biorestorative.com. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report.

Employees

We currently have six employees, all of whom are full-time employees. We believe that our employee relations are good.

ITEM 1A.	RISK FACTORS.

Not applicable. See, however, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition”).

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Our principal executive offices and laboratory are located at 40 Marcus Drive, Suite One, Melville, New York. We occupy 6,800 square feet of space at the premises pursuant to a lease that expires in December 2024. The lease provides for an annual base rental during the five year period ending in December 2024 ranging between $153,748 and $173,060. Our premises are suitable and adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

Not applicable. See, however, Item 1 (“Business – Business Development – Chapter 11 Reorganization”) for a discussion of a voluntary petition filed by us in March 2020 commencing a case under chapter 11 of title 11 of the U.S. Code in the United States Bankruptcy Court for the Eastern District of New York. The Amended Joint Plan of Reorganization filed in connection with the proceeding became effective on November 16, 2020.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Transactions in our common stock are currently reported under the symbol “BRTX” on the OTC markets. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Holders

As of March 17, 2021, there were 370 record holders of our shares of common stock.

Dividends

Not applicable.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2019, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as transactions by an issuer not involving any public offering or Section 3(a)(9) of the Securities Act as a security exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2018, Quarterly Reports on Form 10-Q for the periods ended March 31, 2019, June 30, 2019 and September 30, 2019 and Current Reports on Form 8-K filed with the Securities and Exchange Commission, and press releases made by us), and we were available to answer questions by prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficiency and for other corporate purposes.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price	Term (Years)	Purchaser(s)		Consideration(1)
10/09/2019	320,472	-	-	-		(2)	$37,175	(3)
10/10/19	1,138,842	-	-	-		(2)	$85,338	(3)
10/16/2019	3,333,333	3,333,333	$0.20	5.00		(2)	$500,000
10/22/2019	1,035,672	-	-	-		(2)	$49,766	(3)
10/23/2019	170,000	-	-	-		(2)	$9,600	(3)
10/28/2019	770,729	-	-	-		(2)	$38,925	(3)
11/05/2019	274,725	-	-	-		(2)	$20,000	(3)
11/06/2019	976,779	-	-	-		(2)	$22,367	(3)
11/19/2019	325,000	-	-	-		(2)	$9,175	(3)
11/20/2019	1,500,000	-	-	-		(2)	$29,081	(3)
11/20/2019	142,857	142,857	$0.10	5.00		(2)	$2,500
11/26/2019	1,284,667	-	-	-		(2)	$18,628	(3)
11/29/2019	929,192	-	-	-		(2)	$13,473	(3)
12/02/2019	1,080,994	-	-	-		(2)	$13,480	(3)
12/04/2019	2,210,889	-	-	-		(2)	$29,460	(3)
12/06/2019	2,500,000	-	-	-		(2)	$38,683	(3)
12/09/2019	1,213,362	-	-	-		(2)	$11,260	(3)
12/12/2019	1,000,000	-	-	-		(2)	$10,400	(3)
12/13/2019	2,113,919	-	-	-		(2)	$17,655	(3)
12/16/2019	4,783,604	-	-	-		(2)	$45,289	(3)
12/17/2019	2,480,800	-	-	-		(2)	$27,088	(3)
12/18/2019	2,546,580	-	-	-		(2)	$10,635	(3)
12/19/2019	2,006,356	-	-	-		(2)	$20,064	(3)
12/20/2019	1,621,648	-	-	-		(2)	$11,287	(3)
12/23/2019	10,813,200	-	-	-		(2)	$44,169	(3)
12/26/2019	2,360,259	-	-	-		(2)	$23,603	(3)
12/31/2019	5,200,000	-	-	-		(2)	$33,424	(3)

(1)	The value of the non-cash consideration was estimated to be the fair value of our restricted common stock. Since our shares are thinly traded in the open market, the fair value of our equity instruments was estimated by management based on observations of the cash sale prices of both restricted shares and freely tradeable shares.
(2)	Accredited investor.
(3)	Issued in connection with the exchange of convertible notes payable.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2019, there were no purchases of common stock made by us or any “affiliated purchaser”.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated results of operations and financial condition of BioRestorative Therapies, Inc. and its subsidiary as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report following Item 16 (“Form 10-K Summary”). References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “us,” “we,” “our,” and similar terms refer to BioRestorative Therapies, Inc.. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions that may be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Factors That May Affect Future Results and Financial Condition” in this Item 7 for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

We develop therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult (non-embryonic) stem cells. We are currently pursuing our Disc/Spine Program with our initial investigational therapeutic product being called BRTX-100. We submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial investigating the use of BRTX-100, our lead cell therapy candidate, in the treatment of chronic lower back pain arising from degenerative disc disease. We have received such authorization from the FDA. We intend to commence such clinical trial during the third quarter of 2021 (assuming the receipt of necessary funding). We have obtained a license to use technology for investigational adult stem cell treatment of disc and spine conditions, including protruding and bulging lumbar discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the leg and foot. We are also developing our ThermoStem Program. This pre-clinical program involves the use of brown adipose (fat) in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies. United States patents related to the ThermoStem Program were issued in September 2015, January 2019, and March 2020; a notice of allowance was issued in November 2020 for a United States patent application in the ThermoStem Program and is expected to issue in 2021; Australian patents related to the ThermoStem Program were issued in April 2017 and October 2019; a Japanese patent related to the ThermoStem Program was issued in December 2017; Israeli patents related to the ThermoStem Program were issued in October 2019 and May 2020; and European patents related to the ThermoStem Program were issued in April 2020 and January 2021.

We have licensed a patented curved needle device that is a needle system designed to deliver cells and/or other therapeutic products or materials to the spine and discs or other potential sites. We anticipate that FDA approval or clearance will be necessary for this device prior to commercialization. We do not intend to utilize this device in connection with our contemplated Phase 2 clinical trial with regard to BRTX-100.

Our offices are located in Melville, New York where we have established a laboratory facility in order to increase our capabilities for the further development of possible cellular-based treatments, products and protocols, stem cell-related intellectual property and translational research applications.

As of December 31, 2019, our accumulated deficit was $78,570,146, our stockholders’ deficit was $12,776,146 and our working capital deficiency was $13,651,716. We have historically only generated a modest amount of revenue, and our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

Based upon our working capital deficiency as of December 31, 2019, and our forecast for continued operating losses, as of such date, we required equity and/or debt financing to continue our operations. As of December 31, 2019, our outstanding debt of $8,393,327, together with interest at rates ranging between 12% and 15% per annum, was due on various dates through December 18, 2020.

As discussed in Item 1 of this Annual Report (“Business – Business Development”), on March 20, 2020, we filed a voluntary petition commencing a case under chapter 11 of title 11 of the U.S. Code in the United States Bankruptcy Court for the Eastern District of New York. On October 30, 2020, the Bankruptcy Court entered an order confirming the plan of reorganization and, on November 16, 2020, the plan became effective. As a result of the confirmed plan of reorganization $14,796,000 in outstanding debt and liabilities were exchanged for (i) shares of common stock, (ii) new convertible debt or (iii) new convertible debt and warrants to purchase common stock.

We anticipate that we will require approximately $12,000,000 in financing to commence and complete a Phase 2 clinical trial with regard to our Disc/Spine Program. We anticipate that we will require approximately $45,000,000 in further additional funding to complete such clinical trials (assuming the receipt of no revenues). We will also require a substantial amount of additional funding if we determine to establish a manufacturing operation with regard to our Disc/Spine Program (as opposed to utilizing a third party manufacturer) and to implement our other programs described in Item 1 of this Annual Report (“Business”), including our metabolic ThermoStem Program, repay our outstanding debt (assuming such debt is not converted into equity) and fund general operations. No assurance can be given that the anticipated amounts of required funding are correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise.

We are currently seeking several different financing alternatives to support our future operations. The plan of reorganization provides that, at such time as we are current in our periodic SEC filings, subject to certain customary conditions, Auctus Fund, LLC (“Auctus”), which provided debtor-in-possession (“DIP”) financing to us during the reorganization process, is to provide a loan to us, as needed, in an amount equal to $3,500,000 less the sum of the DIP loans previously made by Auctus to us (inclusive of accrued interest, of $1,226,901) and the costs incurred by Auctus as the DIP lender. In addition, Auctus and others provided debt financing in the aggregate principal amount of $3,848,548 at the effective date of our plan of reorganization. If we are unable to obtain such financing on a timely basis or other required financing as needed, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. See “Liquidity and Capital Resources” below.

Consolidated Results of Operations

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

The following table presents selected items in our consolidated statements of operations for the year ended December 31, 2019 and 2018, respectively:

	For The Years Ended
	December 31,
	2019	2018
Revenues	$130,000	$111,000

Operating Expenses:
Marketing and promotion	321,280	352,204
Consulting	1,912,683	1,870,829
Research and development	1,722,338	1,513,150
General and administrative	4,605,704	4,022,469
Total Operating Expenses	8,562,005	7,758,652
Loss From Operations	(8,432,005)	(7,647,652)

Other (Expense) Income:
Interest expense	(1,467,952)	(932,187)
Amortization of debt discount	(3,671,087)	(2,289,591)
Loss on extinguishment of notes payable, net	(1,895,116)	(1,415,950)
Change in fair value of derivative liabilities	788,970	(229,323)
Warrant modification expense	-	(3,100)
Other	29,300	-
Total Other Expense	(6,215,885)	(4,870,151)
Net Loss	$(14,647,890)	(12,517,803)

Revenues

For the years ended December 31, 2019 and 2018, we generated $130,000 and $111,000, respectively, of royalty revenue in connection with our sublicense agreement.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the year ended December 31, 2019, marketing and promotion expenses remained relatively consistent and decreased by $30,924, or 9%, from $352,204 to $321,280 as compared to the year ended December 31, 2018.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the year ended December 31, 2019, consulting expenses remained relatively consistent and increased by $41,854, or 2%, from $1,870,829 to $1,912,683, as compared to the year ended December 31, 2018.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the year ended December 31, 2019, research and development expenses increased by $209,188, or 14%, from $1,513,150 to $1,722,338, as compared to the year ended December 31, 2018. The increase was primarily a result of an increase of approximately $82,067 in stock-based compensation expense primarily related to options issued to our Scientific Advisory Board members, incremental modification expense related to an option repricing in 2019, and an increase in laboratory staffing.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of our Vice President of Research and Development and our laboratory staff), as well as corporate expenses such as legal and professional fees, investor relations and occupancy related expenses. For the year ended December 31, 2019, general and administrative expenses increased by $583,235, or 15%, from $4,022,469 to $4,605,704, as compared to the year ended December 31, 2018. The increase is primarily due to an increase of approximately $818,000 in professional financial and legal fees related primarily to matters regarding fundings and conversions of debt, as well as an increase in corporate expenses, partially offset by a decrease of approximately $254,000 in stock-based compensation due to fewer outstanding options in 2019.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the year ended December 31, 2019, interest expense increased $535,765, or 57%, as compared to the year ended December 31, 2018. The increase was due to an increase in interest-bearing short-term borrowings as compared to the year ended December 31, 2018.

Amortization of debt discount

For the year ended December 31, 2019, amortization of debt discount increased $1,381,496, or 60%, as compared to the year ended December 31, 2018. The increase was primarily due to increased issuances of convertible notes and the timing of the recognition of expense related to the bifurcated embedded conversion options of convertible notes.

Loss on extinguishment of notes payable, net

For the year ended December 31, 2019, we recorded a loss on extinguishment of notes payable, net, of $1,895,116, as compared to a loss on extinguishment of notes payable, net of $1,415,950 for the year ended December 31, 2018. The increase is associated with debt repayments and debtholders’ exchanges of debt into equity securities resulting in a loss on the exchange.

Change in fair value of derivative liabilities

For the year ended December 31, 2019, we recorded a gain related to the change in fair value of derivative liabilities of $788,970 due to the decrease in time value of embedded conversion options within certain convertible notes payable, as compared to a loss related to the change in fair value of derivative liabilities of $229,323 for the year ended December 31, 2018.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	December 31,
	2019	2018

Cash	$1,664	$117,523

Working Capital Deficiency	$(13,651,716)	$(9,073,901)

Notes Payable (Gross)	$8,393,327	$5,161,916

Availability of Additional Funds

Based upon our working capital deficiency and stockholders’ deficit of $13,651,716 and $12,776,146, respectively, as of December 31, 2019, as of such date, we required additional equity and/or debt financing to continue our operations.

As of December 31, 2019, our outstanding debt of $8,393,327, together with interest at rates ranging between 12% and 15% per annum, was due on various dates through December 18, 2020.

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

Our consolidated financial statements included elsewhere in this Annual Report have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The following has been able to mitigate the above factors with regards to our ability to continue as a going concern: (i) as part of our Chapter 11 reorganization approximately $14,700,000 in outstanding debt and other liabilities were exchanged for (a) shares of common stock, (b) new convertible notes or (c) new convertible notes and warrants to purchase shares of common stock; (ii) we secured DIP financing during our Chapter 11 reorganization in the aggregate amount of $1,189,413, and $3,848,548 in debt financing as part of our Chapter 11 reorganization to sustain operations; (iii) we obtained equity and debt financing in the aggregate amount of $451,762 subsequent to December 31, 2019 and prior to the commencement of the Chapter 11 Case; and (iv) pursuant to the plan of reorganization, Auctus is required to loan to us, as needed and subject to our becoming current in our SEC reporting obligations, an additional amount equal to $3,500,000, less the amount of Auctus’ DIP financing ($1,226,901, inclusive of accrued interest) and its DIP costs. As a result of the above, we have sufficient cash to fund operations for the twelve months subsequent to the filing date. In addition, the Company will need to obtain further funding of at least $12,000,000 to commence and complete a Phase 2 clinical study of the use of BRTX-100.

During the years ended December 31, 2019 and 2018, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the years ended December 31, 2019 and 2018 in the amounts of $6,918,734 and $5,104,629, respectively. The net cash used in operating activities for the year ended December 31, 2019 was primarily due to cash used to fund a net loss of $14,647,890, adjusted for non-cash expenses in the aggregate amount of $7,189,303 partially offset by $539,853 of cash generated by changes in the levels of operating assets and liabilities, primarily as a result of increases in accrued interest, expenses, and other current liabilities, partially offset by an increase in accounts payable. The net cash used in operating activities for the year ended December 31, 2018 was primarily due to cash used to fund a net loss of $12,517,803, adjusted for non-cash expenses in the aggregate amount of $7,458,950 partially offset by $45,776 of cash generated by changes in the levels of operating assets and liabilities, primarily as a result of increases in accrued interest, expenses, and other current liabilities, partially offset by a decrease in accounts payable.

Net Cash Used in Investing Activities

During the years ended December 31, 2019 and 2018, cash used in investing activities was $35,631 and $12,869, respectively, due to cash used for the purchase of office and computer equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the years ended December 31, 2019 and 2018 was $6,838,505 and $4,783,341, respectively. During the year ended December 31, 2019, $10,888,339 of net proceeds were from debt financings, $1,658,500 of net proceeds were from equity financings, partially offset by $5,708,334 of repayments on debt financings and prepayment premiums. During the year ended December 31, 2018, $4,194,173 of net proceeds were from debt financings and other borrowings and $589,168 of net proceeds were from equity financings (including proceeds received in connection with the exercise of common stock purchase warrants) partially offset by $863,302 of repayments on debt financings.

We anticipate that the costs to commence and complete our Phase 2 clinical trials with regard to our Disc/Spine Program will be at least $12,000,000. In addition, we anticipate approximately $45,000,000 in additional funding will be needed to complete the clinical trials using BRTX-100 (assuming the receipt of no revenues). As noted above in “Availability of Additional Funds” we secured additional funding as part of Chapter 11 reorganization in the aggregate amount of $5,037,961 as well as approximately $14,700,000 in outstanding debt and other liabilities being exchanged for (a) shares of common stock, (b) new convertible notes or (c) new convertible notes and warrants to purchase shares of common stock. Additionally, pursuant to the plan of reorganization, Auctus is required to loan to us, as needed and subject to our becoming current in our SEC reporting obligations, an additional amount equal to $3,500,000, less the amount of Auctus’ DIP financing ($1,226,901, inclusive of accrued interest) and its DIP costs. As a result of the above, we have sufficient cash to fund operations for the twelve months subsequent to the filing date.

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

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Since the shares underlying our Equity Participation Plan were registered on May 27, 2014, we estimate the fair value of the awards granted under the Plan based on the market value of our freely tradable common stock as reported on the OTC. The fair value of our restricted equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares. Awards granted to directors are treated on the same basis as awards granted to employees.

Derivative Financial Instruments

We evaluate our convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 of the Financial Accounting Standards Board (“FASB”) ASC. The accounting treatment of derivative financial instruments requires that we record embedded conversion options (“ECOs”) and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. Conversion options are recorded as a discount to the host instrument and are amortized as amortization of debt discount on the consolidated financial statements over the life of the underlying instrument. We reassess the classification of our derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Multinomial Lattice Model and Black-Scholes Model were used to estimate the fair value of the ECOs of convertible notes payable, the warrants, and stock options that are classified as derivative liabilities on the consolidated balance sheets. The models include subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the actual volatility during the most recent historical period of time equal to the weighted average life of the instruments.

Recently Issued Accounting Pronouncements

See Note 3 to our consolidated financial statements for the years ended December 31, 2019 and 2018.

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

Risks Related to Our Business Generally

We have a limited operating history; we have incurred substantial losses since inception; we expect to continue to incur losses for the near term; as of December 31, 2019, we had a substantial working capital deficiency and a stockholders’ deficiency and, as a consequence, on March 20, 2020, we filed a voluntary petition commencing a case under chapter 11 of the U.S. Bankruptcy Code.

We have a limited operating history. Since our inception, we have incurred net losses. As of December 31, 2019, we had a working capital deficiency of $13,651,716 and stockholders’ deficit of $12,776,146. As a consequence, on March 20, 2020, we filed a voluntary petition commencing a case under chapter 11 of the U.S. Bankruptcy Code (the “Chapter 11 Case”). On October 30, 2020, the Bankruptcy Court confirmed the plan of reorganization pursuant to the Chapter 11 Case (the “Plan of Reorganization”) and on November 16, 2020, the Plan of Reorganization became effective.

We will need to obtain a significant amount of financing to initiate and complete our clinical trials and implement our business plan.

Since our inception, we have not generated significant revenues from our operations and have funded our operations through the sale of our equity securities and debt securities. The implementation of our business plan, as discussed in Item 1 (“Business”), will require the receipt of sufficient equity and/or debt financing to purchase necessary equipment, technology and materials, fund our clinical trials and other research and development efforts, retire our outstanding debt and otherwise fund our operations. We anticipate that we will require approximately $12,000,000 in financing to commence and complete a Phase 2 clinical trial using BRTX-100. We anticipate that we will require approximately $45,000,000 in further additional funding to complete our clinical trials using BRTX-100 (assuming the receipt of no revenues). We will also require a substantial amount of additional funding to implement our other programs described in Item 1 (“Business”), including our metabolic ThermoStem Program, repay our outstanding debt (assuming such debt is not converted into equity) and fund general operations. We received debtor-in-possession (“DIP”) funding of $1,189,413 during the Chapter 11 Case and debt financing of $3,848,548 on the effective date of the Chapter 11 Case. The Plan of Reorganization provides for additional debt funding of $3,500,000 (less our DIP funding obligation, including accrued interest, of $1,226,901 at the effective date of the Chapter 11 Case, less DIP costs incurred by the DIP lender) as needed, from our DIP lender upon our becoming current in our SEC periodic report filings. The filing of this Annual Report will not satisfy such requirement as to being current with SEC filings. Such additional funding from the DIP lender, if received, will not be sufficient to satisfy our needs. No assurance can be given that the anticipated amounts of required funding are correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise. In the event we do not obtain the financing required for the above purposes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate.

We may need to obtain additional financing to satisfy debt obligations. An event of default pursuant to our outstanding debt obligations could trigger an acceleration of the due date of such obligations, including our secured debt.

As described in this Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Availability of Additional Funds”), as of December 31, 2019, our outstanding debt of $8,393,327, together with interest at rates ranging between 12 and 15% per annum, was due on various dates through December 18, 2020. As a consequence of such outstanding debt, as discussed above, on March 20, 2020, we commenced the Chapter 11 Case. Pursuant to the Plan of Reorganization, we issued 1,049,726,797 shares of common stock in exchange for unsecured claims of approximately $10,497,267. In addition, pursuant to the Plan of Reorganization, we have issued debt securities in the aggregate principal amount of $9,642,418 and, as indicated above, the DIP lender is required, pursuant to the Plan of Reorganization, to lend us an additional $3,500,000 (less our DIP funding obligation, including accrued interest, of $1,226,901 at the effective date of the Chapter 11 Case, less DIP costs incurred by the DIP lender), as needed. All such debt is repayable three years from the date of issuance (unless sooner converted into equity); however, an event of default pursuant to the secured and unsecured promissory notes evidencing such indebtedness could trigger an acceleration of the due dates of all of the notes. We do not have the financial resources to satisfy such debt obligations. Since the repayment of a substantial portion of our outstanding debt is secured by a security interest in all of our assets, in the event of a default, and foreclosure upon our assets, we could be forced to cease operations and liquidate.

Our business strategy is high risk.

We are focusing our resources and efforts primarily on the development of cellular-based products and services which will require extensive cash for research, development and commercialization activities. This is a high-risk strategy because there is no assurance that our products and services, including our Disc/Spine Program and our ThermoStem metabolic brown fat research initiative, will ever become commercially viable (commercial risk), that we will prevent other companies from depriving us of market share and profit margins by offering services and products based on our inventions and developments (legal risk), that we will successfully manage a company in a new area of business, regenerative medicine, and on a different scale than we have operated in the past (operational risk), that we will be able to achieve the desired therapeutic results using stem and regenerative cells (scientific risk), or that our cash resources will be adequate to develop our products and services until we become profitable, if ever (financial risk). We are using our cash in one of the riskiest industries in the economy (strategic risk). This may make our securities an unsuitable investment for many investors.

We will need to enter into agreements in order to implement our business strategy.

Except for a certain license agreement with Regenerative Sciences, LLC described in Item 1 (“Business – Disc/Spine Program - License”), we do not have any material agreements or understandings in place with respect to the implementation of our business strategy. No assurances can be given that we will be able to enter into any necessary agreements with respect to the development of our business. Our inability to enter into any such agreements would have a material adverse effect on our results of operations and financial condition.

We depend on our executive officers and on our ability to attract and retain additional qualified personnel; we do not currently have a Chief Financial Officer.

Our performance is substantially dependent on the performance of Lance Alstodt, our Chief Executive Officer. We rely upon him for strategic business decisions and guidance. Mr. Alstodt is not subject to an employment agreement with us. We are also dependent on the performance of Francisco Silva, our Vice President of Research and Development. Mr. Silva is subject to an employment agreement with us. We do not have any key-man insurance policies on the lives of either of our executive officers. We do not currently have a Chief Financial Officer. Pending the hiring of a Chief Financial Officer, we are utilizing financial consultants with regard to the preparation of our financial statements. We believe that our future success in developing marketable products and services and achieving a competitive position will depend in large part upon whether we can attract and retain additional qualified management and scientific personnel, including a Chief Financial Officer. Competition for such personnel is intense, and there can be no assurance that we will be able to attract and retain such personnel. The loss of the services of Mr. Alstodt and/or Mr. Silva or the inability to attract and retain additional personnel, including a Chief Financial Officer, and develop expertise as needed would have a substantial negative effect on our results of operations and financial condition.

The impact of COVID-19 and related risks could materially affect our results of operations and prospects.

Beginning in March 2020, the global pandemic related to the novel coronavirus COVID-19 began to impact the global economy. Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. Risks presented by the ongoing effects of COVID-19 include, among others, the following:

Clinical Trials. We anticipate that the COVID-19 pandemic may negatively impact our contemplated clinical trials. Due to the worldwide efforts being taken to combat COVID-19 and the increased clinical work being done in this respect, we believe that it may be difficult for certain needed laboratory supplies, equipment and other materials to be obtained in order to conduct our clinical trials. We also anticipate that, due to a fear of COVID-19 transmission, there may be a hesitancy on the part of certain individuals to become clinical trial participants. We hope that these possible negative effects will lessen as more of the population becomes vaccinated; however, the impact that the vaccinations will have is uncertain at this time.

Adverse Legislative and/or Regulatory Action. Federal, state and local government actions to address and contain the impact of COVID-19 may adversely affect us. For example, we may be subject to legislative and/or regulatory action that negatively impacts the manner in which the clinical trials may be conducted.

Operational Disruptions and Heightened Cybersecurity Risks. Our operations could be disrupted if key members of our senior management or a significant percentage of our workforce are unable to continue to work because of illness, government directives or otherwise. In addition, in connection with increased remote working arrangements, we face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities.

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

We are dependent upon the successful development, approval and commercialization of our product candidates. Before we are able to seek regulatory approval of our product candidates, we must conduct and complete extensive clinical trials to demonstrate their safety and efficacy in humans. Our lead product candidate, BRTX-100, is in early stages of development and we have not yet commenced a Phase 2 clinical trial using BRTX-100 to treat chronic lower back pain due to degenerative disc disease related to protruding/bulging discs.

Clinical testing is expensive, difficult to design and implement, and can take many years to complete. Importantly, a failure of one or more of these or any other clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to complete our clinical studies, receive regulatory approval or commercialize our cell therapy product candidates, including the following:

●	suspensions, delays or changes in the design, initiation, enrollment, implementation or completion of required clinical trials; adverse changes in our financial position or significant and unexpected increases in the cost of our clinical development program; changes or uncertainties in, or additions to, the regulatory approval process that require us to alter our current development strategy; clinical trial results that are negative, inconclusive or less than desired as to safety and/or efficacy, which could result in the need for additional clinical studies or the termination of the product’s development; delays in our ability to manufacture the product in quantities or in a form that is suitable for any required clinical trials;

●	intellectual property constraints that prevent us from making, using, or commercializing any of our cell therapy product candidates;

●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of these product candidates may be insufficient or inadequate; the inability to generate sufficient pre-clinical, toxicology, or other in vivo or in vitro data, to support the initiation of clinical studies;

●	delays in reaching agreement on acceptable terms with prospective CROs and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;

●	delays in obtaining required Institutional Review Board (“IRB”) approval at each clinical study site;

●	imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND application or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical study operations or study sites; developments on trials conducted by competitors or approved products post-market for related technology that raise FDA concerns about risk to patients of the technology broadly; or if the FDA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;

●	difficulty collaborating with patient groups and investigators;

●	failure by our CROs, other third parties, or us to adhere to clinical study requirements;

●	failure to perform in accordance with the FDA’s current Good Clinical Practices (“GCP”) requirements, or applicable regulatory guidelines in other countries;

●	delays in having patients qualify for or complete participation in a study or return for post-treatment follow-up;

●	patients dropping out of a study;

●	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;

●	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

●	transfer of manufacturing processes from any academic collaborators to larger-scale facilities operated by either a contract manufacturing organization (“CMO”) or by us, and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process;

●	delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical studies or the inability to do any of the foregoing;

●	the FDA may not accept clinical data from trials that are conducted at clinical sites in countries where the standard of care is potentially different from the United States; and

●	failure to raise sufficient funds to complete our clinical trials.

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

We have not commenced the clinical trials necessary to obtain FDA approval to market our product candidate, BRTX-100, or any of our other product candidates in development. Since our Company lacks significant experience in completing clinical trials and bringing a drug through commercialization, we have hired outside consultants with such experience. Clinical trials for BRTX-100 and other product candidates in development may be delayed or terminated as a result of many factors, including the following:

●	patients failing to complete clinical trials due to dissatisfaction with the treatment, side effects or other reasons;
●	failure by regulators to authorize us to commence a clinical trial;
●	suspension or termination by regulators of clinical research for many reasons, including concerns about patient safety, the failure of study sites and/or investigators in our clinical research program to comply with GCP requirements, or our failure, or the failure of our contract manufacturers, to comply with current cGMP requirements;
●	delays or failure to obtain clinical supply for our products necessary to conduct clinical trials from contract manufacturers;

●	treatment candidates demonstrating a lack of efficacy during clinical trials;
●	treatment candidates demonstrating significant safety signals; and/or
●	inability to continue to fund clinical trials or to find a partner to fund the clinical trials.

Any delay or failure to complete clinical trials and obtain FDA approval for our product candidates could have a material adverse effect on our cost to develop and commercialize, and our ability to generate revenue from, a particular product candidate.

The development of our cell therapy product candidates is subject to uncertainty because autologous cell therapy is inherently variable.

When manufacturing an autologous cell therapy, the number and composition of the cell population varies from patient to patient. Such variability in the number and composition of these cells could adversely affect our ability to manufacture autologous cell therapies in a cost-effective or profitable manner and meet acceptable product release specifications for use in a clinical trial or, if approved, for commercial sale. As a consequence, the development and regulatory approval process for autologous cell therapy products could be delayed or may never be completed.

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

We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if our product candidates meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions or conditions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process. Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, contraindications or a Risk Evaluation and Mitigation Strategy (“REMS”). These regulatory authorities may require warnings or precautions with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims or allow the promotional claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and materially and adversely affect our business, financial condition, results of operations and prospects.

We may never obtain FDA approval for any of our product candidates in the United States and, even if we do, we may never obtain approval for or commercialize any of our product candidates in any foreign jurisdiction, which would limit our ability to realize our full market potential.

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

We are required to complete a certain milestone to maintain our exclusive license rights with regard to the disc/spine technology. The loss of such exclusive rights would have a material adverse effect upon us.

Pursuant to our license agreement with Regenerative Sciences, LLC, we must complete our Phase 2 clinical trial by a certain date (which we believe to be February 2022) in order to maintain our exclusive rights with regard to the disc/spine technology. It is not anticipated that we will achieve such milestone. Any loss of such exclusive rights would have a material adverse effect upon our business, results of operations and financial condition. See “Business-Disc/Spine Program – License.”

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

Our business plan has been focused historically on capturing a piece of the burgeoning field of cell therapy. We have limited experience in the areas of cell therapy product development and marketing, and in the related regulatory issues and processes. Although we have recruited a team that has experience with designing and conducting clinical trials and hired contract research organizations, contract manufacturing organizations and FDA consultants, as a company, we have limited experience in conducting clinical trials and no experience in conducting clinical trials through to regulatory approval of any product candidate. In part because of this lack of experience, we cannot be certain that planned clinical trials will begin or be completed on time, if at all. We cannot assure that we will successfully achieve our clinical development goals or fulfill our plans to capture a piece of the cell therapy market.

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

The enactment of the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) created an abbreviated regulatory pathway for the approval of products demonstrated to be biosimilar, or “highly similar,” to or “interchangeable” with an FDA-approved innovator (original) biologic product. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing reference product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product is approved under a biologics license application (“BLA”). Although the FDA has approved several biosimilar products, complex provisions of the law are still being implemented by the FDA and interpreted by the federal courts. As a result, the ultimate impact, implementation, and meaning of the BPCIA are still subject to some uncertainty and FDA actions and court decisions concerning the law could have a material adverse effect on the future commercial prospects for our biological products.

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

The FDA’s regulation of therapies derived from stem cell products and technologies is evolving and may continue to evolve. In December 2016, the 21st Century Cures Act (the “Cures Act”) was signed into law in the United States to advance access to medical innovations. Among other things, the Cures Act established a new FDA regenerative medicine advanced therapy (“RMAT”) designation. This designation offers a variety of benefits to product candidates, including enhanced FDA support during clinical development, priority review on application filing, accelerated approval based on potential surrogate endpoints, and the potential use of patient registry data and other forms of real world evidence for post-approval confirmatory studies. There is no certainty that any of our product candidates will receive RMAT designation or any other type of expedited review program designation from the FDA. In any event, the receipt of an FDA RMAT designation or other expedited review program designation may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA.

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

If coverage and reimbursement are not available or are available only at limited levels, we may not be able to successfully commercialize our products. The Patient Protection and Affordable Care Act (“PPACA”) and other health reform proposals include measures that would limit or prohibit payments for certain medical treatments or subject the pricing of drugs to government control. In addition, in many foreign countries, particularly the countries of the European Union (the “EU”), the pricing of drugs and biologics is subject to government control. If our products are or become subject to government regulation that limits or prohibits payment for our products, or that subjects the price of our products to government control, we may not be able to generate revenue, attain profitability or commercialize our products.

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

Litigation, which would result in substantial costs to us and the diversion of effort on our part, may be necessary to enforce or confirm the ownership of any patents issued or licensed to us, or to determine the scope and validity of third-party proprietary rights. If our competitors claim technology also claimed by us and prepare and file patent applications in the United States, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office (the “Patent Office”) or a foreign patent office to determine priority of invention, which could result in substantial costs and diversion of effort, even if the eventual outcome is favorable to us. Any such litigation or interference proceeding, regardless of outcome, could be expensive and time-consuming.

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

In addition to patents, we rely on unpatented trade secrets and proprietary technological expertise. Some of our intended future cell-related therapeutic products and/or services may fit into this category. We also rely, in part, on confidentiality agreements with our partners, employees, advisors, vendors, and consultants to protect our trade secrets and proprietary technological expertise. There can be no guarantee that these agreements will not be breached, or that we will have adequate remedies for any breach, or that our unpatented trade secrets and proprietary technological expertise will not otherwise become known or be independently discovered by competitors.

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

The Leahy-Smith America Invents Act (“AIA”), which was signed into law in 2011, significantly changes United States patent law. It may take some time to establish what the law means, since it is just being interpreted by the lower courts, Federal Circuit Courts of Appeal, and the Supreme Court. The effects of these decisions are still not known. The first major change is that AIA switches the United States patent system from a “first to invent” system to a “first to file” system. Now that the first to file system is in effect, there is a risk that another company may independently develop identical or similar patents at approximately the same time, and be awarded the patents instead of us. Further, for the second major change, AIA abolished interference proceedings, and establishes derivation proceedings to replace interference proceedings in all cases in which the time period for instituting an interference proceeding has not lapsed where an inventor named in an earlier application derived the claimed invention from a named inventor. Now that the derivation proceedings are in effect, there is a risk that the inventorship of any pending patent application can be challenged for reasons of derivation. The third major change is that AIA established post-grant opposition proceedings that will apply only to patent applications filed after “first to file” became effective. Post-grant opposition will enable a person who is not the patent owner to initiate proceedings in the Patent Office within nine months after the grant of a patent that can result in cancellation of a patent as invalid. In addition to AIA, recent court decisions have created uncertainty with regard to our ability to obtain and maintain patents. Therefore there is a risk that any of our patents once granted may be subject to post-grant opposition, which will increase uncertainty on the validity of any newly granted patent or may ultimately result in cancellation of the patent.

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

Our product candidates for which we obtain regulatory approval will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for our product candidates also may be subject to a REMS or the specific obligations imposed as a condition for marketing authorization by equivalent authorities in a foreign jurisdiction, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. For example, in the United States, the holder of an approved new drug application (“NDA”) or BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the NDA or BLA. The holder of an approved NDA or BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with the Federal Food, Drug and Cosmetic Act (“FDCA”) and implementing regulations and are subject to FDA oversight and post-marketing reporting obligations, in addition to other potentially applicable federal and state laws.

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

In the United States, the research, manufacturing, distribution, sale, and promotion of drugs and biologic products are subject to regulation by various federal, state, and local authorities, including the FDA, the Centers for Medicare and Medicaid Services (“CMS”), other divisions the Department of Health and Human Services (“HHS”) (e.g., the Office of Inspector General), the United States Department of Justice offices of the United States Attorney, the Federal Trade Commission and state and local governments. Our operations are directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including the federal Anti-Kickback Statute (“AKS”), the federal civil and criminal False Claims Act (“FCA”), the Physician Payments Sunshine Act and regulations and equivalent provisions in other countries. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business.

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

Further, in the event we determine to operate in foreign jurisdictions, including conducting clinical trials, we will need to comply with the United States Foreign Corrupt Practices Act of 1977 (the “FCPA”). The FCPA prohibits a corporation, including its subsidiaries, third-party contractors, distributors, consultants and employees, from corruptly making or offering to make payments to foreign officials for the purpose of obtaining or enhancing business. Under the law, “foreign officials” include employees of health systems operated by government entities. The FCPA also establishes specific record-keeping and internal accounting controls. Violations of the FCPA can result in the imposition of civil penalties or criminal prosecution. Failure to comply with the FCPA will adversely affect our business.

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

Our current and future employees, consultants and advisors and our future principal investigators, medical institutions and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk of fraud or other misconduct by our current and future employees, consultants and advisors and our future principal investigators, medical institutions and commercial partners, including contract laboratories, and CROs. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in other jurisdictions, provide accurate information to the FDA and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us.

We currently do not and in the future may not independently conduct all aspects of our product candidate research and preclinical and clinical testing and product candidate manufacturing. If we rely on third parties, including CROs, medical institutions, and contract laboratories to monitor and manage data for our ongoing preclinical and clinical programs, we will still maintain responsibility for ensuring their activities are conducted in accordance with the applicable study protocol, legal, regulatory and scientific standards. We and our third-party vendors will be required to comply with current cGMP, GCP, and Good Laboratory Practice (“GLP”) requirements, which are a collection of laws and regulations enforced by the FDA, the EU and comparable foreign authorities for all of our product candidates in clinical development.

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

In addition, other legislative changes have been adopted since the PPACA was enacted. These changes include aggregate reductions in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2018, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In the past two years, Congress has considered additional reductions in Medicare reimbursement for drugs and devices as part of legislation to reduce the budget deficit. Similar legislation could be enacted in the future. The Medicare regulations and interpretive determinations that determine how drugs, devices and services are covered and reimbursed also are subject to change. These laws may result in additional reductions in Medicare and other health care funding, which could impact our business.

Healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and decreased reimbursement. Under the Trump administration, Congress passed certain legislation to alter the PPACA. In addition, Congress and select states have proposed legislation to alter and/or repeal the PPACA and/or transform certain aspects of existing federal and state health programs. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates. It is difficult to predict how enforcement initiatives under the PPACA and/or additional legislation or regulation enacted in the future may impact our business. If the PPACA and/or additional legislation or regulation enacted in the future cause such unintended consequences or indirect impact, they could have a material adverse effect on our business, financial condition and results of operations.

Competitor companies or hospitals in the EU may be able to take advantage of EU rules permitting sales of unlicensed medicines for individual patients to sell competing products without a marketing authorization.

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

Risks Related to and Our Common Stock

We pay no dividends.

We have never paid cash dividends in the past, and currently do not intend to pay any cash dividends in the foreseeable future.

There is at present only a limited market for our common stock, and there is no assurance that an active trading market for our securities will develop.

The market for our common stock is limited. No assurance can be given that an active market for our shares will develop or, if developed, will be sustained. In addition, although there have been market makers in our common stock, we cannot assure that these market makers will continue to make a market in our securities or that other factors outside of our control will not cause them to stop market making in our securities. Making a market in securities involves maintaining bid and ask quotations and being able to effect transactions in reasonable quantities at those quoted prices, subject to various securities laws and other regulatory requirements. Furthermore, the development and maintenance of a public trading market depends upon the existence of willing buyers and sellers, the presence of which is not within our control or that of any market maker. Market makers are not required to maintain a continuous two-sided market, are required to honor firm quotations for only a limited number of securities, and are free to withdraw firm quotations at any time. Even with a market maker, factors such as our past losses from operations and the small size of our company mean that there can be no assurance of an active and liquid market for our securities developing in the foreseeable future. Even if a market develops, we cannot assure that a market will continue, or that stockholders will be able to resell their securities at any price.

Stockholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144 due to our former status as a “shell company.”

We previously were a “shell company” pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), and, as such, sales of our securities pursuant to Rule 144 cannot be made unless, among other things, we continue to remain subject to Section 13 or 15(d) of the Exchange Act, and we file all of our required periodic reports with the SEC under the Exchange Act. Because our unregistered securities cannot be sold pursuant to Rule 144 unless we continue to meet such requirements, any unregistered securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose, will have no liquidity unless we continue to comply with such requirements. As a result, it may be more difficult for us to obtain financing to fund our operations and pay our consultants and employees with our securities instead of cash.

We have incurred, and will continue to incur, increased costs as a result of being an SEC reporting company.

The Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. As a reporting company, we incur significant legal, accounting and other expenses in connection with our public disclosure and other obligations. Based upon SEC regulations currently in effect, we are required to establish, evaluate and report on our internal control over financial reporting. We believe that compliance with the myriad of rules and regulations applicable to reporting companies and related compliance issues will continue to require a significant amount of time and attention from our management.

Our stock prices may fluctuate significantly and be highly volatile and this may make it difficult for a stockholder to resell our securities at the volume, prices and times the stockholder finds attractive.

The market price of our common stock may be subject to significant fluctuations and be highly volatile, which may make it difficult for a stockholder to resell our securities at the volume, prices and times the stockholder finds attractive. There are many factors that will impact our stock price and trading volume, including, but not limited to, the factors listed above under “Risks Related to Our Business Generally,” “Risks Related to Our Cell Therapy Product Development Efforts,” “Risks Related to Our Intellectual Property,” “Risks Related to Government Regulation” and “Risks Related to Our Common Stock”.

Stock markets, in general, experience significant price and volume volatility, and the market price of our securities may continue to be subject to such market fluctuations that may be unrelated to our operating performance and prospects. Increased market volatility and fluctuations could result in a substantial decline in the market price of our securities.

There may be significant future issuances or resales of our common stock which may materially and adversely dilute stockholders’ ownership interest and affect the market price of our securities.

We have authorization to issue up to 300,000,000,000 shares of common stock of which, as of March 17, 2021, 3,016,743,991 shares are issued and outstanding. We are not restricted from issuing additional shares of our common stock in the future, including securities convertible into, or exchangeable or exercisable for, shares of our common stock. Pursuant to the Plan of Reorganization, we issued warrants for the purchase of an aggregate of 15,226,203,720 shares of our common stock. In addition, pursuant to the Plan of Reorganization, we issued convertible notes in the aggregate principal amount of $9,642,418. Such notes are convertible into shares of our common stock at prices related to the market price of our common stock at the time of conversion. Our issuance of additional shares of common stock in the future will dilute the ownership interests of our then existing stockholders.

Pursuant to the Plan of Reorganization, an aggregate of 1,049,726,797 shares of common stock were issued to holders of unsecured claims. Such shares are freely tradeable in the public market, except for shares held by affiliates.

We have effective registration statements on Form S-8 under the Securities Act registering an aggregate of 19,955,000 shares of our common stock issuable under our 2010 Equity Participation Plan (the “Plan”). As of March 17, 2021, options to purchase 4,879,617 shares of our common stock were outstanding under the Plan. In addition, as of such date, 45,000 shares of common stock were issued as stock grants pursuant to the Plan. The Plan terminated on November 17, 2020 and accordingly no further grants may be made under the Plan. The shares issuable pursuant to the registration statements on Form S-8 will be freely tradable in the public market, except for shares held by affiliates.

The sale of a substantial number of shares of our common stock or securities convertible into, or exchangeable or exercisable for, shares of our common stock, whether directly by us in future offerings or by our existing stockholders in the secondary market, the perception that such issuances or resales could occur or the availability for future issuances or resale of shares of our common stock or securities convertible into, or exchangeable or exercisable for, shares of our common stock could materially and adversely affect the market price of our securities and our ability to raise capital through future offerings of equity or equity-related securities on attractive terms or at all.

In addition, our Board of Directors is authorized to designate and issue preferred stock without further stockholder approval, and we may issue other equity and equity-related securities that are senior to our common stock in the future for a number of reasons, including, without limitation, to support operations and growth, and to comply with any future changes in regulatory standards.

Anti-takeover provisions and the regulations to which we may be subject may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to our securityholders.

We are incorporated in Delaware. Anti-takeover provisions in Delaware law and our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us and may prevent stockholders from receiving a premium for their securities. Our certificate of incorporation provides that our Board of Directors may issue up to 20,000,000 shares of preferred stock, in one or more series, without stockholder approval and with such terms, preferences, rights and privileges as the Board of Directors may deem appropriate. These provisions and other factors may hinder or prevent a change in control, even if the change in control would be perceived as beneficial to, or sought by, our other stockholders.

We have not filed all periodic reports required to be filed with the SEC; we believe that such failure is making our common stock less difficult to sell.

We have not filed our Quarterly Report on Form 10-Q for the periods ended March 31, 2020, June 30, 2020 or September 30, 2020. We believe that such lack of current public information is making our common stock more difficult to sell.

Our common stock is classified as a “penny stock;” the restrictions of the penny stock regulations of the SEC may result in less liquidity for our common stock.

The SEC has adopted regulations which define a “penny stock” to be any equity security that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Unless exempt, the rules require the delivery, prior to any transaction involving a penny stock by a retail customer, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker/dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Our common stock is classified as a penny stock. As a result of the penny stock restrictions, brokers or potential investors may be reluctant to trade in our securities, which may result in less liquidity for our securities.

Substantial future sales of shares of our common stock in the public market could cause our stock price to fall.

Shares of our common stock that we have issued or are issuable upon the exercise of warrants or upon the conversion of convertible debt may be covered by registration statements which permit the public sale of stock. Other holders of shares of common stock that we have issued, including shares issuable upon the exercise of warrants and the conversion of convertible debt, may be entitled to dispose of their shares subject to the requirements of Rule 144 or other applicable exemption from registration under the Securities Act. Pursuant to the Plan of Reorganization, the shares of our common stock issuable pursuant to the conversion of convertible promissory notes in the aggregate principal amount of $3,644,279 are subject to certain lock-up restrictions over the 180 day period following the November 16, 2020 effective date of the Plan of Reorganization. As those lock-up restrictions expire during said 180 day period, the shares of common stock issuable pursuant to the conversion of such notes will become eligible for resale in the open market (subject to Rule 144 volume limitations applicable to affiliates), resulting in more shares eligible for sale and potentially causing sales in the market to increase and our stock price to decline. In addition, effective February 17, 2021, certain lock-up restrictions imposed by the Plan of Reorganization with regard to the resale of the 1,049,726,797 shares of common stock issued to holders of unsecured claims expired. The unrestricted eligibility of such shares for resale in the open market (subject to Rule 144 volume limitations applicable to affiliates) could also have a negative effect upon our stock price. Additional sales of a substantial number of our shares of our common stock in the public market, or the perception that sales could occur, could have a material adverse effect on the price of our stock.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Under the supervision and with the participation of our management, including our principal executive officer, who is also our principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2019. Management has not completed such evaluation and, as such, has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer, who is also our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of December 31, 2019 were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management and the Company’s consolidated subsidiaries are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses:

●	Inadequate segregation of duties due to limited personnel consistent with control objectives;
●	Adherence to formal policies and procedures post-bankruptcy; and
●	Lack of risk assessment procedures on internal controls to detect financial reporting risks on a timely manner.

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include:

●	New management personnel, including our new principal executive officer, who is executing on our business plan moving forward and analyzing new controls;
●	Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and
●	Engagement of external financial consulting firm in Q-4 2020 to assist the Company with its financial reporting, financial operations and internal controls moving forward.

Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that exempt smaller reporting companies from this requirement.

Changes in Internal Control Over Financial Reporting

Other than described above there have been no changes in our internal control over financial reporting that occurred during our fourth quarter of 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Information regarding our directors and executive officers is set forth below. Each of our officers devotes his full business time in providing services on our behalf.

Name	Age	Positions Held
Lance Alstodt	50	Chief Executive Officer, President and Chairman of the Board
Francisco Silva	46	Vice President of Research and Development, Secretary and Director

Lance Alstodt

Lance Alstodt has served as our Chief Executive Officer, President and Chairman of the Board since November 2020. He served as our Executive Vice President and Chief Strategy Officer from October 2018 to February 2020. Since 2013, Mr. Alstodt has served as Chief Executive Officer of MedVest Consulting Corporation, an advisory and capital firm that focuses exclusively on the healthcare industry. Prior to MedVest, he was an investment banker with over 23 years of experience with respect to healthcare investment banking, including mergers and acquisitions. From 2011 to 2013, Mr. Alstodt was a Managing Director at Leerink Partners where he helped lead its medical technology sector. From 2009 to 2011, he was a Managing Director and Head of Medical Technology at Oppenheimer & Co. From 2000 to 2009, Mr. Alstodt was a Managing Director in the Healthcare Group and Global Mergers and Acquisitions Group at Bank of America Merrill Lynch. He previously spent seven years as a Vice President in the Global Mergers and Acquisitions Group at J.P. Morgan Chase, where he worked extensively on acquisitions, leveraged buyouts, private and public financings, exclusive sales and general advisory assignments. Mr. Alstodt received a degree in Economics from the State University of New York at Albany, with a secondary concentration in Finance and Marketing.

Francisco Silva

Francisco Silva has served as our Vice President of Research and Development since March 2013, having also previously served in such position from April 2011 until March 2012. Mr. Silva was elected our Secretary and a director in November 2020. He served as our Research Scientist from March 2012 to June 2012 and as our Chief Scientist from June 2012 to March 2013. From 2007 to 2011, Mr. Silva served as Chief Executive Officer of DV Biologics LLC, and as President of DaVinci Biosciences, LLC, companies engaged in the commercialization of human based biologics for both research and therapeutic applications. From 2003 to 2007, Mr. Silva served as Vice President of Research and Development for PrimeGen Biotech LLC, a company engaged in the development of cell based platforms. From 2002 to 2003, he was a Research Scientist with PrimeGen Biotech and was responsible for the development of experimental designs that focused on germ line reprogramming stem cell platforms. Mr. Silva has taught courses in biology, anatomy and advanced tissue culture at California State Polytechnic University. He has obtained a number of patents relating to stem cells and has had numerous articles published with regard to stem cell research. Mr. Silva graduated from California State Polytechnic University with a degree in Biology. He also obtained a Graduate Presidential Fellowship and MBRS Fellowship from California State Polytechnic University.

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

Name	Class	Term Expires

Lance Alstodt	III	2023
Francisco Silva	II	2022

Each executive officer will hold office until the initial meeting of the Board of Directors following the next annual meeting of stockholders and until his successor is elected and qualified or until his earlier resignation or removal.

Audit Committee

Our Board of Directors has determined that, due to the limited number of persons currently serving as directors, there is no present need for an Audit Committee of the Board of Directors.

Delinquent Section 16(a) Beneficial Ownership Reports

Section 16 of the Exchange Act requires that reports of beneficial ownership of common stock and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2019. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission, during the fiscal year ended December 31, 2019, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Dale Broadrick, a 10% stockholder, filed four Forms 4 late, reporting a total of 55 transactions.

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

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2019 and 2018 by (i) our then principal executive officer, and (ii) our two most highly compensated executive officers, other than our then principal executive officer, who were serving as executive officers as of December 31, 2019 and whose total compensation for the 2019 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”):

Name and Principal Position	Year	Salary	Bonus (1)	Option Awards Earned (2)		All Other Compensation	Total
Mark Weinreb	2019	$369,952	$-	$-		$ 2,400 (3)	$372,352	(3)
Chief Executive Officer (4)	2018	$400,000	$-	$291,800	(5)	$ 7,200 (6)	$699,000	(6)

Lance Alstodt	2019	$350,000	$-	$-		$	$350,000	(10)
Executive VP and Chief Strategy Officer (7)	2018	$72,917	$-	$677,163	(8)	$-	$750,080

Francisco Silva	2019	$287,500	$-	$-		$-	$287,500	(11)
VP, Research and Development	2018	$287,500	$23,000	$107,800	(9)	$-	$418,300

(1)	Represents bonus amounts earned pursuant to the achievement of certain performance goals.

(2)	The amounts reported in this column represent the grant date fair value of the option awards granted during the year ended December 31, 2018, calculated in accordance with FASB ASC Topic 718. For a detailed discussion of the assumptions used in estimating fair values, see Note 10 – Stockholders’ Deficiency in the notes that accompany our consolidated financial statements included in this Annual Report following Item 16 (“Form 10-K Summary”).

(3)	Of the $372,352 earned cash compensation in 2019, $335,852 was paid in cash during 2019. The remaining $36,500 in earned compensation was settled in the Company’s bankruptcy case. All Other Compensation represents an automobile allowance paid to Mr. Weinreb in 2019.

(4)	Mr. Weinreb resigned as our President, Chief Executive Officer and Chairman of the Board in November 2020.

(5)	During 2018, Mr. Weinreb was granted a ten-year option under our 2010 Equity Participation Plan (the “Plan”), for the purchase of 275,000 shares of common stock at an exercise price of $1.23 per share. Such option provided that it was exercisable to the extent of 91,667 shares as of each of the date of grant and the first anniversary of the date of grant and 91,666 shares as of the second anniversary of the date of grant. See “Employment Agreements” below for a discussion of certain provisions relating to the options granted to Mr. Weinreb.

(6)	Of the aggregate $699,000 earned during 2018, $291,800 represents the grant date value of non-cash stock-based compensation awards, irrespective of the vesting period of those awards. Of the $407,200 earned cash compensation, $406,761 and $439 were paid in cash during 2018 and 2019, respectively, and none remains unpaid for 2018. All Other Compensation represents an automobile allowance paid to Mr. Weinreb in 2018.

(7)	Mr Alstodt served as our Executive Vice President and Chief Strategy Officer from October 15, 2018 through February 24, 2020. Mr. Alstodt has been serving as our President, Chief Executive Officer and Chairman of the Board since November 2020.

(8)	During 2018, Mr. Alstodt was granted a ten-year option under the Plan for the purchase of 500,000 shares of common stock at an exercise price of $1.42 per share. Such option was exercisable to the extent of 100,000 shares as of the date of the grant, 150,000 shares as of the first anniversary of the date of grant (subject to earlier vesting under certain circumstances) and 250,000 shares as of the second anniversary of the date of grant. See “Employment Agreements” below for a discussion of certain provisions relating to the option granted to Mr. Alstodt.

(9)	During 2018, Mr. Silva was granted a ten-year option under the Plan for the purchase of 100,000 shares of common stock at an exercise price of $1.23 per share. Such option is exercisable to the extent of 33,334 shares as of the first anniversary of the date of the grant and 33,333 shares as of each of the second and third anniversaries of the date of grant.

(10)	Of the aggregate $350,000 earned cash compensation during 2019, $340,860 was paid in cash during 2019. Cash paid in 2020 represented $9,140 of accrued compensation at December 31, 2019.

(11)	Of the aggregate $287,500 earned cash compensation during 2019, $263,660 was paid in cash during 2019. Cash paid in 2020 represented $23,840 of accrued compensation at December 31, 2019.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2019 to the Named Executive Officers:

	Option Awards							Stock Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options		Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Mark Weinreb	4,000	-		-		$4.70	12/14/2020	-	$-	-	$-

Mark Weinreb	50,000	-		-		$4.70	2/10/2022	-	$-	-	$-

Mark Weinreb	20,000	-		-		$4.70	12/7/2022	-	$-	-	$-

Mark Weinreb	12,500	-		-		$4.70	10/4/2023	-	$-	-	$-

Mark Weinreb	50,000	-		-		$4.70	2/18/2024	-	$-	-	$-

Mark Weinreb	150,000	-		-		$4.70	10/23/2024	-	$-	-	$-

Mark Weinreb	208,000	-		-		$4.70	9/4/2025	-	$-	-	$-

Mark Weinreb	275,000	-		-		$3.73	6/10/2026	-	$-	-	$-

Mark Weinreb	275,000	-		-		$3.35	6/23/2027	-	$-	-	$-

Mark Weinreb	183,334	91,666	(1)	-		$1.23	10/29/2028	-	$-	-	$-

Lance Alstodt	250,000	250,000	(2)	-		$1.42	10/15/2028	-	$-	-	$-

Francisco Silva	4,000	-		-		$4.70	4/4/2021	-	$-	-	$-

Francisco Silva	150	-		-		$4.70	6/23/2021	-	$-	-	$-

Francisco Silva	1,000	-		-		$4.70	11/16/2021	-	$-	-	$-

Francisco Silva	2,000	-		-		$4.70	2/10/2022	-	$-	-	$-

Francisco Silva	4,500	-		3,000	(3)	$4.70	5/2/2022	-	$-	-	$-

Francisco Silva	4,000	-		-		$4.70	12/7/2022	-	$-	-	$-

Francisco Silva	5,000	-		-		$4.70	10/4/2023	-	$-	-	$-

Francisco Silva	12,500	-		-		$4.70	2/18/2024	-	$-	-	$-

Francisco Silva	2,000	-		-		$4.70	3/12/2024	-	$-	-	$-

Francisco Silva	37,500	-		-		$4.70	10/23/2024	-	$-	-	$-

Francisco Silva	25,000	-		-		$4.70	9/4/2025	-	$-	-	$-

Francisco Silva	60,000	-		-		$3.73	6/10/2026	-	$-	-	$-

Francisco Silva	53,334	26,666	(4)	-		$2.80	7/12/2027	-	$-	-	$-

Francisco Silva	33,334	66,666	(5)	-		$1.23	10/29/2028	-	$-	-	$-

(1)	Option became exercisable on October 29, 2020.

(2)	Option was to become exercisable on October 15, 2020. See “Employment Agreements” below for a discussion of certain provisions relating to the option granted to Mr. Alstodt.

(3)	Option is exercisable commencing on the date (provided that such date is during Mr. Silva’s employment with us), if any, on which either (i) the FDA approves a biologics license application made by us with respect to any biologic product or (ii) a 510(k) Premarket Notification submission is made by us to the FDA with respect to a certain device.

(4)	Option became exercisable on July 12, 2020.

(5)	Option became exercisable to the extent of 33,333 shares on October 29, 2020 and is exercisable to the extent of 33,333 shares on October 29, 2021.

Employment Agreements

In March 2015, we entered into an employment agreement with Mark Weinreb, our then Chief Executive Officer, President and Chairman of the Board. Pursuant to the employment agreement, which expired on September 30, 2020, Mr. Weinreb was entitled to receive a salary of $400,000 per annum, except that, between January 1, 2020 and March 19, 2020, his salary was $46,800 per annum (in connection with a salary reduction program for senior management) and between April 16, 2020 and November 15, 2020 (during the Chapter 11 Case), his salary was $200,000 per annum. Mr. Weinreb was entitled to receive an annual bonus for 2018 and 2019 of up to 50% of his annual base salary in the event certain performance goals, as determined by our Compensation Committee, were satisfied. Such goals were not satisfied for such years. Pursuant to the employment agreement, Mr. Weinreb was entitled to receive severance in an amount equal to one time his then annual base salary (but not less than $400,000) and certain benefits, plus $100,000 (in lieu of bonus) in the event that, within three months of the expiration date of his agreement, his employment was terminated by us without “cause” or if Mr. Weinreb terminated his employment for any reason. Further, in the event that Mr. Weinreb’s employment was terminated by us without “cause”, or Mr. Weinreb terminated his employment for “good reason”, following a “change in control” (as defined in the employment agreement), Mr. Weinreb would have been entitled to receive severance in an amount equal to one and one-half times his then annual base salary (but not less than $400,000 in annual base salary) and certain benefits, plus $300,000 (in lieu of bonus). Pursuant to the employment agreement, with respect to options granted to Mr. Weinreb during the term of his employment with us, such options would vest and become exercisable if Mr. Weinreb was entitled to receive severance based upon a termination of his employment as set forth above. In addition, pursuant to the employment agreement, to the extent that an option granted to Mr. Weinreb during his term of his employment with us became exercisable (whether due to the passage of time or otherwise), such option would remain exercisable until its expiration date notwithstanding any termination of employment with us. Mr. Weinreb resigned his employment with us on November 16, 2020, the effective date of the Chapter 11 reorganization. Based upon such termination of employment, Mr. Weinreb was entitled to receive his severance of $400,000 and certain benefits plus $100,000, and the option accelerations as discussed above. The severance amount was generally considered an unsecured claim in our Chapter 11 Case and Mr. Weinreb received shares of our common stock in exchange for such claim in a manner consistent with other unsecured creditors.

Effective October 15, 2018, we entered into an at will employment agreement with Lance Alstodt, our then Executive Vice President and Chief Strategy Officer. Pursuant to the employment agreement, Mr. Alstodt was entitled to receive a base annual salary of $350,000. Effective January 1, 2020, his salary was $46,800 per annum (in connection with a salary reduction program for senior management). In addition, pursuant to the employment agreement, Mr. Alstodt was entitled to receive an annual bonus of up to 30% of his annual salary based on the satisfaction of certain performance goals, as determined by our Compensation Committee. Such goals were not satisfied for 2019 (the first year of bonus eligibility). The employment agreement also provided for the payment of six months severance under certain circumstances. Mr. Alstodt’s employment with us as Executive Vice President and Chief Strategy Officer ended effective February 24, 2020. Based upon such termination of employment, Mr. Alstodt was entitled to receive six months severance based upon his salary of $350,000 per annum. Such amount was considered an unsecured claim in our Chapter 11 Case and Mr. Alstodt received shares of our common stock in exchange for such claim in a manner consistent with other unsecured creditors. Effective November 16, 2020, Mr. Alstodt was elected our Chief Executive Officer, President and Chairman of the Board and is currently receiving a salary of $250,000 per annum. He is not currently a party to an employment agreement with us.

Effective April 5, 2011, we entered into an at will employment agreement with Francisco Silva, our Vice President of Research and Development. The employment agreement, as amended, provides for a salary of $287,500 per annum except that, between January 1, 2020 and March 19, 2020, Mr. Silva’s salary was $46,800 per annum (in connection with a salary reduction program for senior management) and between April 16, 2020 and November 15, 2020 (during the Chapter 11 Case), his salary was $200,000 per annum. Mr. Silva is currently receiving a salary of $225,000 per annum. In addition, pursuant to the employment agreement, as amended, Mr. Silva is entitled to receive an annual bonus of up to 20% of his annual salary based on the satisfaction of certain performance goals, as determined by our Compensation Committee. Mr. Silva satisfied such goals in part for 2018 and received a bonus of $23,000. Such goals were not satisfied for 2019. Further, pursuant to the employment agreement, as amended, in the event that Mr. Silva’s employment with us is terminated without cause, Mr. Silva would be entitled to receive severance in an amount equal to 50% of his then annual base salary.

Director Compensation

The following table sets forth certain information concerning the compensation of our then non-employee directors for the fiscal year ended December 31, 2019:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Robert B. Catell	$40,000	$-	$-	(1)	$-	$-	$-	$40,0000
John M. Desmarais	$40,000	$-	$-	(2)	$-	$-	$-	$40,000
A. Jeffrey Radov	$40,000	$-	$-	(3)	$-	$-	$-	$40,000
Charles S. Ryan	$40,000	$-	$-	(4)	$-	$-	$-	$40,000
Paul Jude Tonna	$40,000	$-	$-	(5)	$-	$-	$-	$40,000

(1)	As of December 31, 2019. Mr. Catell held options for the purchase of 219,000 shares of common stock. Mr. Catell resigned as a director effective November 16, 2020.

(2)	As of December 31, 2019, Mr. Desmarais held options for the purchase of 250,000 shares of common stock. Mr. Desmarais resigned as a director effective January 10, 2020.

(3)	As of December 31, 2019, Mr. Radov held options for the purchase of 566,000 shares of common stock. Mr. Radov resigned as a director effective November 16, 2020.

(4)	As of December 31, 2019, Mr. Ryan held options for the purchase of 256,000 shares of common stock. Mr. Ryan resigned as a director effective January 10, 2020.

(5)	As of December 31, 2019, Mr. Tonna held options for the purchase of 364,000 shares of common stock. Mr. Tonna resigned as a director effective November 16, 2020.

Each of Messrs. Catell, Desmarais, Radov, Ryan and Tonna, our then non-employee directors, was entitled to receive, as compensation for his services as a director, $30,000 per annum plus $10,000 per annum for all committee service, in each case payable quarterly (subject to our cash needs). Our non-employee directors also received stock options, from time to time, in consideration of their services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Stockholders

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of March 17, 2021, known by us, through transfer agent records and reports filed with the SEC, to be held by: (i) each person who beneficially owns 5% or more of the shares of common stock then outstanding; (ii) each of our directors; (iii) each of our Named Executive Officers (as defined above); and (iv) all of our directors and executive officers as a group.

The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act. To our knowledge, and unless otherwise indicated, each stockholder has sole voting power and investment power over the shares listed as beneficially owned by such stockholder, subject to community property laws where applicable. Percentage ownership is based on 3,016,743,991 shares of common stock outstanding as of March 17, 2021.

Beneficial Owner	Number of Shares Beneficially Owned		Approximate Percent of Class
Lance Alstodt	19,211,666	(1)	*
Francisco Silva	8,748,062	(2)	*
Mark Weinreb	46,021,061	(3)	1.6%
All directors and executive officers as a group (2 persons)	27,959,728	(1)(2)	*

*	Less than 1%

(1)	Includes 500,000 shares of common stock issuable upon the exercise of a currently exercisable option, which option is exercisable until February 24, 2021.

(2)	Includes 304,317 shares of common stock issuable upon the exercise of currently exercisable options and 12,116 shares of common stock held by Mr. Silva in a retirement account.

(3)	Includes 1,319,500 shares of common stock issuable upon the exercise of currently exercisable options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2019 with respect to compensation plans (including individual compensation arrangements) under which our common stock are authorized for issuance, aggregated as follows:

●	All compensation plans previously approved by security holders; and
●	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	4,879,617	$0.99	5,075,383
Total	4,879,617	$0.99	5,075,383

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In July 2019, we, John Desmarais, one of our then non-employee directors and principal stockholders, and Tuxis Trust, a trust for which Mr. Desmarais and his wife serve as the trustees and which was established for the benefit of Mr. Desmarais’ immediate family, agreed that the outstanding principal amounts of promissory notes held by Desmarais and Tuxis Trust in the amounts of $175,000 and $500,000, respectively, together with accrued interest, would be exchanged for shares of common stock and warrants, as described below, concurrently with a certain public offering of our securities. The exchange price was to equal 75% of the public offering price of the securities sold by us. The number of shares of common stock issuable pursuant to the warrants to be issued to Mr. Desmarais and Tuxis Trust was to be in the same ratio to the number of shares of common stock issued upon exchange of their indebtedness as the number of shares of common stock subject to the public warrants bore to the number of shares of common stock issued as part of any units of common stock and warrants offered by us. The exercise price of the warrants was to be 125% of the exchange price and the term of the warrants was to be the same term as the public warrants. Concurrently with the exchange, the exercise prices of outstanding warrants held by Mr. Desmarais and Tuxis Trust for the purchase of an aggregate of 1,377,842 shares of common stock were to be reduced from between $1.50 and $4.00 per share to $0.75 per share and the expiration dates of such warrants were to be extended from between December 31, 2019 and March 1, 2022 to December 31, 2023. Concurrently with the exchange, Mr. Desmarais and Tuxis Trust were to release the security interest they held in our equipment and intellectual property with respect to the payment of the notes. The public offering contemplated by the exchange agreement did not occur.

In February 2019, we borrowed $450,000 from Harvey P. Alstodt and Melody Alstodt. The convertible promissory note issued to them provided for the payment of the principal amount, together with interest at the rate of 15% per annum, six months from the date of issuance. The note was convertible, at the option of the lenders, into shares of our common stock at a conversion price of $0.60 per share, subject to adjustment, and a five year warrant for the purchase of a number of shares equal to the number of shares issued upon the conversion of the principal amount of the note. The warrant provided for an exercise price of $0.80 per share, subject to adjustment. The lenders are the parents of Lance Alstodt, our then Executive Vice President and Chief Strategy Officer and currently our President, Chief Executive Officer and Chairman of the Board.

In August 2019, the Alstodts agreed to an extension of the maturity date of the note to September 30, 2019 and that the outstanding principal amount of the note, together with accrued interest, would be exchanged for shares of common stock and warrants concurrently with a certain public offering of our securities. The exchange price was to be equal to the lesser of (i) 75% of the public offering price of the units offered by us and (ii) $0.60 per share. The number of shares of common stock issuable pursuant to the warrant to be issued to the Alstodts was to be equal to the number of shares of common stock issued upon conversion of the principal amount of the note. The exercise price of the warrant was to be equal to the lesser of (i) 125% of the exchange price or (ii) $0.80 per share. The term of the warrant was to be five years. The public offering contemplated by the exchange agreement did not occur.

In March 2019, our Board of Directors reduced the exercise price of outstanding options for the purchase of an aggregate of 4,631,700 shares of our common stock (with exercise prices ranging between $1.00 and $4.70 per share) to $0.75 per share, which was the closing price for our common stock on the day prior to the determination, as reported by the OTCQB. The exercise price reduction related to options held by, among others, our Named Executive Officers and directors with respect to the following number of shares: (i) Mark Weinreb, our then President, Chief Executive Officer and Chairman of the Board: 1,319,500 shares, (ii) A. Jeffrey Radov, one of our then directors: 566,000 shares, (iii) Paul Jude Tonna, one of our then directors: 364,000 shares, (iv) Dr. Charles S. Ryan, one of our then directors: 256,000 shares, (v) Mr. Desmarais: 250,000 shares, (vi) Robert B. Catell, one of our then directors: 219,000 shares, (vii) Mr. Alstodt: 500,000 shares; and (viii) Francisco Silva, our Vice President of Research and Development: 340,650 shares.

In May 2019, we issued 1,111,111 shares of our common stock to Dale Broadrick, one of our then principal stockholders, at a purchase price of $0.45 per share. In consideration thereof, we issued to Mr. Broadrick a five year warrant for the purchase of 555,556 shares of our common stock at an exercise price of $0.85 per share and a one year warrant for the purchase of 555,555 shares of our common stock at an exercise price of $0.70 per share.

In October 2019, we issued 3,333,333 shares of our common stock to Mr. Broadrick at a purchase price of $0.15 per share. In consideration thereof, we issued to Mr. Broadrick a five year warrant for the purchase of 3,333,333 shares of our common stock at an exercise price of $0.20 per share. In addition, in consideration thereof, we reduced the exercise prices of outstanding warrants held by Mr. Broadrick for the purchase of 1,055,556 and 1,055,555 shares of our common stock from $0.70 and $0.85 per share, respectively, to $0.15 per share and extended the expiration dates of warrants held by Mr. Broadrick for the purchase of 500,000 and 555,555 shares of our common stock from February 19, 2020 and May 7, 2020, respectively, to February 19, 2024 and May 7, 2024, respectively.

In December 2019, we agreed that the exercise price of warrants held by Mr. Broadrick for the purchase of an aggregate of 5,444,444 shares of our common stock was reduced to the lesser of (i) $0.03 per share or (ii) 80% of fair market value at the time of exercise of the particular warrant, but in no event less than $0.01 per share (subject to adjustment for stock splits, reverse stock splits, recapitalizations and similar events).

Director Independence

Board of Directors

Our Board of Directors is currently comprised of Lance Alstodt (Chair) and Francisco Silva. Neither Mr. Alstodt nor Mr. Silva is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

Audit Committee; Nominating Committee; Compensation Committee

Our Board does not currently have an active Audit Committee, Nominating Committee or Compensation Committee since the only two members of the Board, Messrs. Alstodt and Silva are not “independent directors”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Friedman LLP served as our independent registered public accountants for the year ended December 31, 2019. Marcum LLP served as our independent registered public accountants for the year ended December 31, 2018.

The following is a summary of the fees billed or expected to be billed to us by Friedman LLP, our independent registered public accountants, for professional services rendered with respect to the fiscal year ended December 31, 2019 and by Marcum LLP, our former independent registered public accountants, for professional services rendered with respect to the fiscal years ended December 31, 2019 and 2018:

	Friedman LLP	Marcum LLP
	2019	2019	2018
Audit fees (1)	$45,000	$92,000	$110,846
Audit-related fees (2)	-	-	-
Tax fees (3)	-	11,000	10,000
All other fees (4)	-	-	-
	$45,000	$103,000	$120,846

(1)	Audit Fees consist of fees billed and expected to be billed for services rendered for the audit of our consolidated financial statements for the fiscal years ended December 31, 2019 and 2018 and, with respect to Marcum, the review of our condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q and in connection with the filing of Forms S-1 and S-8 registration statements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed for professional services related to preparation of our U.S. federal and state income tax returns and tax advice.

(4)	All Other Fees consist of fees billed for products and services provided by our independent registered public accountants, other than those disclosed above.

The Audit Committee, when in operation, is responsible for the appointment, compensation and oversight of the work of the independent registered public accountants, and approves in advance any services to be performed by the independent registered public accountants, whether audit-related or not. The Audit Committee, when in operation, reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent registered public accountants. The fees shown above were pre-approved either by our Board or our Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.

2.1	Order of the Bankruptcy Court for the Eastern District of New York Confirming Amended Joint Plan of Reorganization of BioRestorative Therapies, Inc., and Auctus Fund, LLC (the “Plan of Reorganization”), incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 30, 2020, wherein such document is identified as Exhibit 2.1
2.2	Amended Disclosure Statement with respect to the Plan of Reorganization, together with exhibits thereto, including the Plan of Reorganization, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 30, 2020, wherein such document is identified as Exhibit 2.2
2.3	Plan Supplement to the Plan of Reorganization, together with forms of Secured Convertible Note, Unsecured Convertible Note, Class A Warrant, Class B Warrant, Intercreditor Agreement and Security Agreement attached as exhibits thereto, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 30, 2020, wherein such document is identified as Exhibit 2.3.
3.1	Certificate of Incorporation, as amended*
3.2	Bylaws, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated December 19, 2014, wherein such document is identified as Exhibit 3.4
10.1	2010 Equity Participation Plan, as amended*
10.2	Amended and Restated Executive Employment Agreement, dated May 10, 2011, between Stem Cell Assurance, Inc. (now BioRestorative Therapies, Inc.) and Francisco Silva (“Silva Employment Agreement”), incorporated by reference to the registrant’s Form 10, wherein such document is identified as Exhibit 10.23
10.3	Amendment to Silva Employment Agreement, dated November 4, 2011, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.27
10.4	Amendment to Silva Employment Agreement, dated May 3, 2012, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, wherein such document is identified as Exhibit 10.29
10.5	Amendment to Silva Employment Agreement, dated December 7, 2012, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, wherein such document is identified as Exhibit 10.30
10.6	Amendment to Silva Employment Agreement, dated March 9, 2015, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, wherein such document is identified as Exhibit 10.20
10.7	Amendment to Silva Employment Agreement, dated March 1, 2017, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, wherein such document is identified as Exhibit 10.10
10.8	Amendment to Silva Employment Agreement, dated January 5, 2018, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, wherein such document is identified as Exhibit 10.13
10.9	Amendment to Silva Employment Agreement, dated May 31, 2018, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, wherein such document is identified as Exhibit 10.14
10.10	Amendment to Silva Employment Agreement, dated April 25, 2019*
10.11	Amendment to Silva Employment Agreement, dated January 13, 2020*
10.12	Stock Option Agreement, dated April 5, 2011, between Stem Cell Assurance, Inc. (now BioRestorative Therapies, Inc.) and Francisco Silva, incorporated by reference to the registrant’s Form 10, wherein such document is identified as Exhibit 10.24
10.13	License Agreement, dated as of January 27, 2012, between Regenerative Sciences, LLC and BioRestorative Therapies, Inc. (“License Agreement”), incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.44

10.14	Amendment to License Agreement, dated March 21, 2012, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.45
10.15	Amendment to License Agreement, dated November 30, 2015, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, wherein such document is identified as Exhibit 10.20
10.16	Stock Option Agreement, dated as of February 10, 2012, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.46
10.17	Stock Option Agreement, dated as of February 10, 2012, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.49
10.18	Stock Option Agreement, dated as of December 7, 2012, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, wherein such document is identified as Exhibit 10.58
10.19	Stock Option Agreement, dated as of December 7, 2012, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, wherein such document is identified as Exhibit 10.61
10.20	Stock Option Agreement, dated as of October 4, 2013, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, wherein such document is identified as Exhibit 10.59
10.21	Stock Option Agreement, dated as of October 4, 2013, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, wherein such document is identified as Exhibit 10.62
10.22	Stock Option Agreement, dated as of February 18, 2014, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, wherein such document is identified as Exhibit 10.64
10.23	Stock Option Agreement, dated as of February 18, 2014, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, wherein such document is identified as Exhibit 10.67
10.24	Stock Option Agreement, dated as of March 12, 2014, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, wherein such document is identified as Exhibit 10.70
10.25	Lease, dated as of August 25, 2014, between BioRestorative Therapies, Inc. and 50 Republic Road, LLC, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated August 25, 2014, wherein such document is identified as Exhibit 99.1
10.26	Stock Option Agreement, dated as of October 23, 2014, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, wherein such document is identified as Exhibit 10.65
10.27	Stock Option Agreement, dated as of October 23, 2014, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, wherein such document is identified as Exhibit 10.67
10.28	Stock Option Agreement, dated as of September 4, 2015, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-204672), wherein such document is identified as Exhibit 10.77
10.29	Stock Option Agreement, dated as of September 4, 2015, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-204672), wherein such document is identified as Exhibit 10.80
10.30	Stock Option Agreement, dated as of June 10, 2016, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, wherein such document is identified as Exhibit 10.59
10.31	Stock Option Agreement, dated as of June 10, 2016, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, wherein such document is identified as Exhibit 10.60
10.32	Stock Option Agreement, dated as of June 23, 2017, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Form S-1 Registration Statement (Registration No. 333-220843), wherein such document is identified as Exhibit 10.73

10.33	Stock Option Agreement, dated as of July 12, 2017, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Form S-1 Registration Statement (Registration No. 333-220843), wherein such document is identified as Exhibit 10.76
10.34	Stock Option Agreement, dated as of October 15, 2018, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 15, 2018, wherein such document is identified as Exhibit 10.2
10.35	Stock Option Agreement, dated as of October 29, 2018, between BioRestorative Therapies, Inc., and Mark Weinreb, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, wherein such document is identified as Exhibit 10.94
10.36	Stock Option Agreement, dated as of October 29, 2018, between BioRestorative Therapies, Inc., and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, wherein such document is identified as Exhibit 10.96
10.37	Lease Amendment, dated as of June 4, 2019, between 50 Republic Road, LLC and BioRestorative Therapies, Inc.*
10.38	Form of Secured Convertible Note issued pursuant to Plan of Reorganization, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 30, 2020, wherein such document is Exhibit A to the Plan Supplement to the Plan of Reorganization identified as Exhibit 2.3
10.39	Form of Unsecured Convertible Note issued pursuant to the Plan of Reorganization, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 30, 2020, wherein such document is Exhibit B to the Plan Supplement to the Plan of Reorganization identified as Exhibit 2.3
10.40	Form of Class A Warrant issued pursuant to the Plan of Reorganization, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 30, 2020, wherein such document is Exhibit C to the Plan Supplement to the Plan of Reorganization identified as Exhibit 2.3
10.41	Form of Class B Warrant issued pursuant to the Plan of Reorganization, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 30, 2020, wherein such document is Exhibit D to the Plan Supplement to the Plan of Reorganization identified as Exhibit 2.3
10.42	Form of Intercreditor Agreement entered into pursuant to the Plan of Reorganization, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 30, 2020, wherein such document is Exhibit E to the Plan Supplement to the Plan of Reorganization identified as Exhibit 2.3
10.43	Form of Security Agreement entered into pursuant to the Plan of Reorganization, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 30, 2020, wherein such document is Exhibit F to the Plan Supplement to the Plan of Reorganization identified as Exhibit 2.3
14	Code of Ethics, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 14
21	Subsidiaries, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, wherein such document is identified as Exhibit 21
23.1	Independent Registered Public Accounting Firm’s Consent*
23.2	Independent Registered Public Accounting Firm’s Consent*
31.1	Principal Executive Officer Certification*
31.2	Principal Financial Officer Certification*
32	Section 1350 Certification**

101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith

** Furnished herewith

ITEM 16.	FORM 10-K SUMMARY.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIORESTORATIVE THERAPIES, INC.

Dated: March 17, 2021	By:	/s/ Lance Alstodt
Lance Alstodt
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Lance Alstodt	Chief Executive Officer, President, Chairman of the Board and Director	March 17, 2021
Lance Alstodt	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Francisco Silva	Vice President, Research and	March 17, 2021
Francisco Silva	Development and Director

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of BioRestorative Therapies, Inc. & Subsidiary.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of BioRestorative Therapies, Inc. & Subsidiary (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2020.
Marlton, New Jersey
March 17, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

BioRestorative Therapies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BioRestorative Therapies, Inc. (the “Company”) as of December 31, 2018, the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum llp

We served as the Company’s auditor from 2011 to 2020.

New York, NY

March 29, 2019

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS

Current Assets:
Cash	$1,664	$117,523
Accounts receivable	32,000	29,000
Prepaid expenses	35,199	34,464
Total Current Assets	68,863	180,987

Equipment, net	68,402	175,235
Right of use asset	589,894	-
Intangible assets, net	739,164	814,059
Security deposit	-	22,100

Total Assets	$1,466,323	$1,192,381

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,954,427	$1,893,827
Accrued expenses and other current liabilities	2,921,164	2,302,176
Accrued interest	697,658	338,619
Lease liability	85,465	-
Current portion of notes payable, net of debt discount of $1,247,422 and $936,866, respectively	7,145,906	3,625,659
Derivative liabilities	915,959	1,094,607
Total Current Liabilities	13,720,579	9,254,888

Accrued expenses, non-current portion	-	36,500
Accrued interest, non-current portion	-	18,137
Lease liability	521,890	-
Notes payable, net of debt discount of $0 and $75,497, respectively	-	523,894

Total Liabilities	14,242,469	9,833,419

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.01 par value; Authorized, 20,000,000 shares; none issued and outstanding at December 31, 2019 and 2018	-	-
Common stock, $0.0001 par value; Authorized, 300,000,000,000 shares; Issued and outstanding 77,851,633 and 11,728,394, respectively	7,787	1,175
Additional paid in capital	65,786,213	55,280,043
Accumulated deficit	(78,570,146)	(63,922,256)

Total Stockholders’ Deficit	(12,776,146)	(8,641,038)

Total Liabilities and Stockholders’ Deficit	$1,466,323	$1,192,381

The accompanying footnotes are an integral part of these consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31, 2019	December 31, 2018

Revenues	$130,000	$111,000

Operating expenses:
Marketing and promotion	321,280	352,204
Consulting	1,912,683	1,870,829
Research and development	1,722,338	1,513,150
General and administrative	4,605,704	4,022,469
Total operating expenses	8,562,005	7,758,652

Loss from operations	(8,432,005)	(7,647,652)

Other expense:
Interest expense	(1,467,952)	(932,187)
Amortization of debt discount	(3,671,087)	(2,289,591)
Loss on extinguishment of notes payable, net	(1,895,116)	(1,415,950)
Change in fair value of derivative liabilites	788,970	(229,323)
Warrant modification expense	-	(3,100)
Other income	29,300	-
Total other expense	(6,215,885)	(4,870,151)

Net loss	$(14,647,890)	$(12,517,803)

Net Loss Per Share
- Basic and Diluted	$(0.66)	$(1.64)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	22,277,350	7,630,112

The accompanying footnotes are an integral part of these consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2018	6,112,473	$611	$44,567,274	$(51,404,453)	$(6,836,568)

Shares and warrants issud for cash	70,000	7	99,993	-	100,000
Exercise of warrants for purchase of common stock	207,084	21	414,147	-	414,168
Shares and warrants issued in satisfaction of accrued services	75,250	8	80,180	-	80,188
Conversion of notes payable and accrued interest into common stock	97,424	10	110,626	-	110,636
Shares issued in exchange of notes payable and accrued interest	5,031,914	504	7,214,862	-	7,215,366
Shares and warrants issued or modified and recorded as debt discount in connection with notes payable issuances or extensions	99,249	10	384,425	-	384,435
Beneficial conversion features related to convertible notes payable	-	-	69,394	-	69,394
Warrant modifcations	-	-	3,100	-	3,100
Reclassification of derivative liabilities to equity	-	-	105,187	-	105,187
Stock-based compensation:
- common stock	35,000	4	52,496	-	52,500
- options and warrants	-	-	2,178,359	-	2,178,359
Net loss	-	-	-	(12,517,803)	(12,517,803)
Balance as of December 31, 2018	11,728,394	$1,175	$55,280,043	$(63,922,256)	$(8,641,038)

Shares and warrants issued for cash	5,663,301	566	254,346	-	254,912
Shares issued in satisfaction of accrued consulting services	10,000	1	7,199	-	7,200
Shares issued in exchange for notes payable and accrued interest	60,296,065	6,029	5,715,331	-	5,721,360
Shares issued and recorded as debt discount in connection with a note payable issuances and extensions	78,873	8	61,212	-	61,220
Reclassification of derivative liabilities to equity	-	-	2,809,565	-	2,809,565
Stock-based compensation:
- common stock	75,000	8	29,992	-	30,000
- options and warrants	-	-	1,628,525	-	1,628,525
Net loss	-	-	-	(14,647,890)	(14,647,890)
Balance as of December 31, 2019	77,851,633	$7,787	$65,786,213	$(78,570,146)	$(12,776,146)

The accompanying footnotes are an integral part of these consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net Loss	$(14,647,890)	$(12,517,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	3,671,087	2,289,591
Accretion of interest expense	548,026	624,041
Depreciation and amortization	217,359	240,372
Stock-based compensation	1,658,524	2,399,385
Loss on extinguishment of note payables, net	1,895,116	1,415,950
Loss on settlement of payables	(29,300)	(2,812)
Change in fair value of derivative liabilities	(788,970)	229,323
Consulting services provided in exchange for notes payable	-	260,000
Warrant modification expense	-	3,100
Non-cash effect of righ of use asset	17,461	-
Changes in operating assets and liabilities:
Accounts receivable	(3,000)	9,000
Prepaid assets and other current assets	(735)	(4,434)
Security deposit	22,100	-
Accounts payable	97,099	(516,117)
Accrued interest, expenses and other current liabilities	424,389	465,775

Net cash used in operating activities	(6,918,734)	(5,104,629)

Cash flows from investing activities:

Purchases of property and equipment	(35,631)	(12,869)

Net cash used in investing activities	(35,631)	(12,869)

Cash flows from financing activities:
Proceeds from notes payable	10,888,339	5,057,475
Payments on notes payable	(4,894,604)	(863,302)
Payments on notes payable - prepayment premiums	(813,730)	-
Advances from officers and a family member of an officer	-	38,500
Payments on officers and a family member of an officer	-	(38,500)
Proceeds from exercise of warrants	-	414,168
Sales of common stock and warrants for cash	1,658,500	175,000

Net cash provided by financing activities	6,838,505	4,783,341

Net decrease in cash and cash equivalents	(115,859)	(334,157)

Cash and cash equivalents - beginning of year	117,523	451,680

Cash and cash equivalents - end of year	$1,664	$117,523

Supplemental cash flow information:
Cash paid for:
Interest	$355,326	$44,787
Non-cash investing and financing activities:
Warrant modifications	$-	$3,100
Shares and warrants issued or modified and recorded as debt discount in connection with notes payable issuances and extensions	$61,220	$384,435
Shares issued in exchange for notes payable and accrured interest	$5,721,360	$7,215,366
Conversion of notes payable and accrued interest into common stock	$-	$110,636
Shares and warrants issued in satisfaction of accrued consulting and director services	$7,200	$80,188
Reclassification of derivative liabilities to equity	$2,809,565	$105,187
Bifurcated embedded conversion options recorded as debt discount	$5,216,650	$3,181,376
Beneficial conversion features recorded as debt discount	$-	$69,394
Consulting services provided in exchange for notes payable	$-	$260,000
Sale of warrants recorded as derivative liabilities	$1,403,588	$75,000
Warrants and options issued for consulting services recorded as derivative liabilities	$-	$168,526
Write-offs of fully depreciated property recorded as derivative liabilities and equipment	$-	$101,423
Right of use asset and lease liability recorded upon adoption of ASC 842	$638,246	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – organization and business operations

Corporate History

BioRestorative Therapies, Inc. has one wholly-owned subsidiary, Stem Pearls, LLC (“Stem Pearls”). BioRestorative Therapies, Inc. and its subsidiary are referred to collectively as “BRT” or the “Company”.

On March 20, 2020 (the “Petition Date”), the Company filed a voluntary petition commencing a case (the “Chapter 11 Case”) under chapter 11 of title 11 of the U.S. Code in the United States Bankruptcy Court for the Eastern District of New York (the “Bankruptcy Court”).

On August 7, 2020 the Company and Auctus Fund, LLC (“Auctus”), the Company’s largest unsecured creditor and a stockholder as of the Petition Date, filed an Amended Joint Plan of Reorganization (the “Plan”) and on October 30, 2020, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan, as amended. Amendments to the Plan are reflected in the Confirmation Order. On November 16, 2020 (the “Effective Date”), the Plan became effective. See Note 13 – Subsequent Events for additional information.

Business Operations

BRT develops therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells. BRT’s website is at www.biorestorative.com. BRT is currently developing a Disc/Spine Program referred to as “brtxDISC”. Its lead cell therapy candidate, BRTX-100, is a product formulated from autologous (or a person’s own) cultured mesenchymal stem cells collected from the patient’s bone marrow. The product is intended to be used for the non-surgical treatment of painful lumbosacral disc disorders or as a complimentary therapeutic to a surgical procedure. BRT is also engaging in research efforts with respect to a platform technology utilizing brown adipose (fat) for therapeutic purposes to treat type 2 diabetes, obesity and other metabolic disorders and has labeled this initiative its ThermoStem Program. Further, BRT has licensed a patented curved needle device that is a needle system designed to deliver cells and/or other therapeutic products or material to the spine and discs or other potential sites.

NOTE 2 – LIQUIDITY

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2018, the Company had a working capital deficiency and a stockholders’ deficiency of $9,073,901 and $8,641,038, respectively. During the year ended December 31, 2018 the Company incurred a net loss of $12,517,803. These conditions indicate that there was substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statement issuance date for the year ended December 31, 2018. At December 31, 2019, the Company had a significant accumulated deficit of approximately $78,570,000 and working capital deficiency of approximately $13,652,000. For the year ended December 31, 2019, the Company had a loss from operations of approximately $8,432,000 and negative cash flows from operations of approximately $6,919,000. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2021, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily through additional infusions of cash from equity and debt financing.

The Company believes the following has been able to mitigate the above factors with regards to its ability to continue as a going concern: (i) as part of its Chapter 11 reorganization approximately $14,700,000 in outstanding debt and other liabilities were exchanged for (a) shares of common stock, (b) new convertible notes or (c) new convertible notes and warrants to purchase shares of common stock; (ii) the Company secured DIP financing during its Chapter 11 Case in the amount of $1,189,413 as well as an aggregate amount of $3,848,548 in debt financing from Auctus and others as part of the Company’s Chapter 11 reorganization, to sustain operations; (iii) the Company obtained equity and debt financing in the aggregate amount of $451,762 subsequent to December 31, 2019 and prior to the commencement of the Chapter 11 reorganization case; and (iv) pursuant to the plan of reorganization, Auctus is required to loan to the Company, as needed and subject to the Company becoming current in its SEC reporting obligations, an additional amount equal to $3,500,000, less the amount of Auctus’ DIP financing ($1,226,901, inclusive of accrued interest) and its DIP costs. As a result of the above, the Company has sufficient cash to fund operations for the twelve months subsequent to the filing date. In addition, the Company is seeking further funding to commence and complete a Phase 2 clinical study of the use of BRTX-100.

There is no assurance that these funds will be sufficient to enable the Company to fully complete its development activities or attain profitable operations. If the Company is unable to obtain such additional financing on a timely basis the Company may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations and liquidate.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with GAAP. The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of Company’s management, who is responsible for their integrity and objectivity.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Stem Pearls. Intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity-based transactions, revenue and expenses and disclosure of contingent liabilities at the date of the consolidated financial statements. The Company bases its estimates and assumptions on historical experience, known or expected trends and various other assumptions that it believes to be reasonable. As future events and their effects cannot be determined with precision, actual results could differ from these estimates which may cause the Company’s future results to be affected.

Concentrations

The royalties related to the Company’s sublicense comprised all of the Company’s revenue during the years ended December 31, 2019 and 2018. See “Revenue” below.

During the years ended December 31, 2019 and 2018, 30% and 23.1% of the Company’s debt financings were from one lender.

Revenue

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which the Company adopted beginning on January 1, 2019, utilizing the modified retrospective method. The approach was applied to contracts that were in process as of January 1, 2019. Prior to January 1, 2019, the Company accounted for revenue under ASC Topic 605, Revenue Recognition, and recognized revenue when the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed and determinable; and (4) collectability is reasonably assured. The adoption of ASC Topic 606 did not have an impact on the Company’s reported revenue or contracts in process at January 1, 2019. The reported results for the fiscal year 2019 reflect the application of ASC Topic 606.

The Company derives all of its revenue pursuant to a license agreement between the Company and a stem cell treatment company (“SCTC”) entered into in January 2012, as amended in November 2015. Pursuant to the license agreement, the SCTC granted to the Company a license to use certain intellectual property related to, among other things, stem cell disc procedures and the Company has granted to the SCTC a sublicense to use, and the right to sublicense to third parties the right to use, in certain locations in the United States and the Cayman Islands, certain of the licensed intellectual property. In consideration of the sublicenses, the SCTC has agreed to pay the Company royalties on a per disc procedure basis.

The Company’s contracted transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s contracts have a single performance obligation which is not separately identifiable from other promises in the contracts and is, therefore, not distinct. The Company’s performance obligation is satisfied upon the transfer of risk of loss to the customer. All sales have fixed pricing and there are currently no variable components included in the Company’s revenue. The timing of the Company’s revenue recognition may differ from the timing of receiving royalty payments. A receivable is recorded when revenue is recognized prior to receipt of a royalty payment and the Company has an unconditional right to the royalty payment. Alternatively, when a royalty payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. During the years ended December 31, 2019 and 2018, the Company recognized $130,000 and $111,000, respectively, of revenue related to the Company’s sublicenses.

Practical Expedients

As part of ASC Topic 606, the Company has adopted several practical expedients including:

●	Significant Financing Component – the Company does not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to the customer and when the customer pays for that good or service will be one year or less.
●	Unsatisfied Performance Obligations – all performance obligations related to contracts with a duration for less than one year, the Company has elected to apply the optional exemption provided in ASC Topic 60 and therefore, is not required to disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period.
●	Right to Invoice – the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date the Company may recognize revenue in the amount to which the entity has a right to invoice.

Contract Modifications

There were no contract modifications during the years ended December 31, 2019 and 2018. Contract modifications are not routine in the performance of the Company’s contracts.

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of December 31, 2019 or 2018.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for doubtful accounts. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company provides for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. The Company did not record an allowance for doubtful accounts as of December 31, 2019 and 2018, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using straight-line method over the estimated useful lives of the related assets, generally three to fifteen years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Computer equipment costs are capitalized, as incurred, and depreciated on a straight-line basis over a range of 3 – 5 years.

Leasehold improvements are amortized over the lesser of (i) the useful life of the asset, or (ii) the remaining lease term. Maintenance and repairs are charged to expense as incurred. The Company capitalizes cost attributable to the betterment of property and equipment when such betterment extends the useful life of the assets. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the years ended December 31, 2019 and 2018, we determined that there was no impairment charge for our intangible assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other. Definite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $321,280 and $352,204 for the years ended December 31, 2019 and 2018, respectively, and are recorded in marketing and promotion on the statement of operations.

Fair Value Measurements

As defined in ASC 820, “Fair Value Measurements and Disclosures,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

Level 1:	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2:	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3:	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

See Note 9 – Derivative Liabilities for additional details regarding the valuation technique and assumptions used in valuing Level 3 inputs.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable and accrued expenses, and other current liabilities approximate their fair values based on the short-term maturity of these instruments. The carrying amount of notes approximate the estimated fair value for these financial instruments as management believes that such notes constitute substantially all of the Company’s debt and interest payable on the notes approximates the Company’s incremental borrowing rate.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. All vested outstanding options and warrants are considered potential common stock. The dilutive effect, if any, of stock options and warrants are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, options, warrants, and convertible notes have been excluded from the Company’s computation of net loss per common share for the years ended December 31, 2019 and 2018.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	Year Ended December 31,
	2019		2018

Options	4,879,617		4,703,785
Warrants	8,379,177		3,483,403
Convertible notes	501,549,663	(1)	9,200,062	(1)
Total	514,808,457		17,387,250

(1)	As of December 31, 2019 and 2018, many of the convertible notes had variable conversion prices and the shares issuable were estimated based on the market conditions. Pursuant to the note agreements, there were 225,023,100 and 57,019,880 shares of common stock reserved for future note conversions as of December 31, 2019 and 2018, respectively.

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the statements of operations.

For stock options issued to employees and members of the board of directors for their services, the Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred as opposed to being estimated at the time of grant and revised.

Pursuant to ASU 2018-07 Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, the Company accounts for stock options issued to non-employees for their services in accordance ASC 718. The Company uses valuation methods and assumptions to value the stock options that are in line with the process for valuing employee stock options noted above.

Since the shares underlying the Company’s 2010 Equity Participation Plan (the “Plan”) are registered, the Company estimates the fair value of the awards granted under the Plan based on the market value of its freely tradable common stock as reported on the OTCQB market. On February 3, 2020, the Company was advised by OTC Markets Group that, based upon the closing bid price of the Company’s common stock being less than $0.001 per share for five consecutive trading days, the Company’s common stock was moved from the OTCQB Market to the Pink Market effective at market open on February 10, 2020. The fair value of the Company’s restricted equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares. Awards granted to directors are treated on the same basis as awards granted to employees. Upon the exercise of an option or warrant, the Company issues new shares of common stock out of its authorized shares.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company utilizes ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax assets will not be realized.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the consolidated statements of operations.

Derivative Financial Instruments

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 of the Financial Accounting Standards Board (“FASB”) ASC. The accounting treatment of derivative financial instruments requires that the Company record embedded conversion options (“ECOs”) and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. Conversion options are recorded as a discount to the host instrument and are amortized as amortization of debt discount on the consolidated financial statements over the life of the underlying instrument. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Multinomial Lattice Model and Black-Scholes Model were used to estimate the fair value of the ECOs of convertible notes payable, the warrants, and stock options that are classified as derivative liabilities on the consolidated balance sheets. The models include subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the actual volatility during the most recent historical period of time equal to the weighted average life of the instruments.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard, which the Company adopted on January 1, 2019, was applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of ASU 2016 - 02 did not have a material impact on the Company’s financial statements and related disclosures.

A lease is defined as a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASC 842 and it primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

In accordance with ASC 842, Leases, the Company recognized a right-of-use (“ROU”) asset and corresponding lease liability on its balance sheets for its office space lease agreement. See Note 12 for further discussion, including the impact on the Company’s financial statements and related disclosures.

ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

Leases in which the Company is the lessee are comprised of office rental. All of the leases are classified as operating leases. The Company has a lease agreement for office space with a remaining term of five years as of December 31, 2019.

Recent Accounting Pronouncements

In January 2017, FASB issued Accounting Standards Update (ASU) 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminated the calculation of implied goodwill fair value. Instead, companies will record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. This guidance simplifies the accounting as compared to prior GAAP. The guidance is effective for fiscal years beginning after December 15, 2019. The Company does not expect the implementation of this new pronouncement to have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This guidance simplifies the accounting for non-employee share-based payment transactions. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods and services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606, “Revenue from Contracts with Customers.” This standard, adopted as of January 1, 2019, had no material impact on the Company’s consolidated financial statements for the year ended December 31, 2019.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2019	December 31, 2018

Medical equipment	$352,133	$345,963
Furniture and fixtures	123,487	120,925
Computer software and equipment	107,648	80,748
Office equipment	12,979	12,979
Leasehold improvements	304,661	304,661
	900,908	865,276
Less: accumulated depreciation	(832,506)	(690,041)
Property and equipment, net	$68,402	$175,235

Total depreciation expense for the years ended December 31, 2019 and 2018 was $142,465 and $165,481, respectively. Depreciation expense is reflected in general and administrative expenses and research and development expenses in the consolidated statement of operations.

NOTE 5 – INTANGIBLE ASSETS

The Company is a party to a license agreement with the SCTC (as amended) (the “SCTC Agreement”). Pursuant to the SCTC Agreement, the Company obtained, among other things, a worldwide, exclusive, royalty-bearing license from the SCTC to utilize or sublicense a certain medical device patent for the administration of specific cells and/or cell products to the disc and/or spine (and other parts of the body) and a worldwide (excluding Asia and Argentina), exclusive, royalty-bearing license to utilize or sublicense a certain method for culturing cells. Pursuant to the license agreement with the SCTC, unless certain performance milestones had been or are satisfied, the Company would have been required to pay to the SCTC $150,000 by April 2017 and an additional $250,000 by April 2019 in order to maintain its exclusive rights with regard to the disc/spine technology. In February 2017, the Company received authorization from the Food and Drug Administration (the “FDA”) to proceed with a Phase 2 clinical trial. Based upon such authorization, the Company has satisfied a performance milestone such that the Company was not required to pay to the SCTC a minimum amount of $150,000 by April 2017 to retain exclusive rights with regard to the disc/spine technology. In addition, the Company believes that it has until February 2022 to complete the Phase 2 clinical trial in order to satisfy the final performance milestone such that the Company was not required to pay the additional $250,000 by April 2019 pursuant to the SCTC Agreement to maintain its exclusive rights.

Intangible assets consist of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization	Total
Balance as of January 1, 2018	$3,676	$1,301,500	$(416,226)	$888,950
Amortization expense	-	-	(74,891)	(74,891)
Balance as of December 31, 2018	3,676	1,301,500	(491,117)	814,059
Amortization expense	-	-	(74,895)	(74,895)
Balance as of December 31, 2019	$3,676	$1,301,500	$(566,012)	$739,164
Weighted average remaining amortization period at December 31, 2019 (in years)	1.0	9.9

Amortization of intangible assets consists of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization
Balance as of January 1, 2018	$2,576	$413,650	$416,226
Amortization expense	368	74,523	74,891
Balance as of December 31, 2018	2,944	488,173	491,117
Amortization expense	368	74,527	74,895
Balance as of December 31, 2019	$3,312	$562,700	$566,012

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of:

	December 31, 2019	December 31, 2018

Accrued payroll	$152,308	$91,560
Accrued research and development expenses	806,175	646,175
Accrued general and administrative expenses	1,392,743	1,084,831
Accrued director compensation	557,500	482,500
Deferred rent	12,438	33,610
Total accrued expenses	2,921,164	2,338,676
Less: accrued expenses, current portion	2,921,164	2,302,176
Accrued expenses, non-current portion	$-	$36,500

Note 7 – NOTES PAYABLE

A summary of the notes payable activity during the years ended December 31, 2019 and 2018 is presented below:

	Related Party Notes	Convertible Notes	Other Notes	Debt Discount	Total
Outstanding, December 31, 2017	$845,000	$2,029,870	$1,124,465	$(337,485)	$3,661,850
Issuances	-	6,357,286	128,000	-	6,485,286
Exchanges for equity	(95,000)	(2,739,926)	(1,047,247)	681,281	(3,200,892)
Conversions to equity	-	(105,000)	-	-	(105,000)
Repayments	(30,000)	(833,302)	-	61,001	(802,301)
Extinguishment of notes payable	-	(407,295)	(318,493)	-	(725,788)
Recognition of debt discount	-	-	-	(4,077,234)	(4,077,234)
Accretion of debt discount	-	7,782	245,776	370,483	624,041
Amortization of debt discount	-	-	-	2,289,591	2,289,591
Outstanding, December 31, 2018	720,000	4,309,415	132,501	(1,012,363)	4,149,553
Issuances	635,000	9,913,339	340,000	-	10,888,339
Exchanges for equity	-	(2,637,323)	-	634,525	(2,002,798)
Repayments	(70,000)	(4,817,105)	(7,500)	428,939	(4,465,666)
Extinguishment of notes payable	-	-	(148,014)	6,196	(141,818)
Recognition of debt discount	-	-	-	(5,523,830)	(5,523,830)
Accretion of interest expense	-	-	-	548,026	548,026
Accrued interest reclassified to notes payable principal	-	-	23,013	-	23,013
Amortization of debt discount	-	-		3,671,087	3,671,087
Outstanding, December 31, 2019	$1,285,000	$6,768,326	$340,000	$(1,247,420)	$7,145,906

Related Party Notes

As of December 31, 2019 and 2018, related party notes consisted of notes payable issued to certain directors of the Company, family members of an officer of the Company, and the Tuxis Trust (the “Trust”). A former director and principal stockholder of the Company (the “Director/Principal Stockholder”) serves as a trustee of the Trust, which was established for the benefit of his immediate family.

During the year ended December 31, 2018, the Company, the Trust and the Director/Principal Stockholder agreed to extend the maturity dates of the above notes payable with an aggregate principal balance of $675,000, that were near maturity, to December 31, 2019 (subject to acceleration in the event the Company received certain financing proceeds). In consideration of one of the note extensions, the Company reduced the exercise prices for an aggregate of 844,444 previously issued five-year warrants to purchase the Company’s common stock from an exercise price of $4.00 per share to a reduced exercise price of $1.50 per share. The incremental modification expense of $244,889 has been recorded as debt discount and is being amortized over the extended term of the respective note. See Note 8 – Stockholders’ Deficit for additional details regarding the warrant modification. Subsequent to December 31, 2019, pursuant to the Bankruptcy (See Note 13 – Subsequent Events), $689,726 of principal and interest was exchanged for 68,972,600 shares of the Company’s common stock and $309,301 of principal and interest was exchanged for a secured convertible note.

During the year ended December 31, 2018, the Company and certain related parties agreed to extend the maturity dates of notes payable with an aggregate principal balance of $140,000 from maturity dates ranging between August 2016 to February 2018 to new maturity dates ranging from July 2018 to December 2018. As of December 31, 2018, a certain related party note in the outstanding principal amount of $45,000 was past maturity.

During the year ended December 31, 2018, the Company and certain related parties agreed to exchange certain notes with an aggregate principal balance of $97,500 for an aggregate of 76,000 shares of the Company’s common stock. The common stock had an aggregate exchange date value of $114,000 and, as a result, the Company recorded a loss on extinguishment of notes payable of $19,000.

During the year ended December 31, 2019, the Company issued to family members of officers of the Company and a Scientific Advisory Board member (the “SAB Member”) notes payable in the aggregate principal amount of $635,000, which bore interest at the rate of 12% - 15% per annum and provided for original maturity dates between July 2019 and May 2020.

During the year ended December 31, 2019, the holders of certain related party notes in the aggregate principal amount of $505,000 entered into agreements with the Company pursuant to which the parties agreed that the maturity of the promissory notes held by such holders would be extended or further extended from dates from December 2018 and August 2019 to dates between July 2019 and December 2019. In consideration of the extensions, such notes in the aggregate principal amount of $475,000 provided for an exchange of such notes for shares of common stock and warrants, as described below, in connection with a public offering of the Company’s securities (a “Public Offering”). The exchange price for the indebtedness was to be equal to the lesser of (i) 75% of the public offering price of the common stock, or units of common stock and warrants, as the case may be, offered pursuant to the Public Offering or (ii) $0.60 per share (subject to adjustment for reverse stock splits and the like) (the “Exchange Price”). The number of shares of common stock issuable pursuant to the warrants to be issued to such holders was to be equal to the number of shares of common stock issuable to them upon conversion of the principal amount of their respective notes. The exchange price of the warrants to be issued to such holders was to be the lesser of (i) 125% of the Exchange Price or (ii) $0.80 per share (subject to adjustment for reverse stock splits and the like). Since the fair value of the new ECO exceeded 10% of the carrying amount of the debt, the note extensions were accounted for as extinguishments, and accordingly the Company recognized an aggregate net loss on extinguishment of $145,066 in connection with the derecognition of the net carrying amount of the extinguished debt of $510,887 (inclusive of $475,000 of principal and $35,887 of accrued interest) and the issuance of the new convertible notes in the same amount, plus the fair value of the new notes’ ECOs of an aggregate of $145,066. As a result of the Company’s Chapter 11 reorganization, the exchange did not occur.

In October 2019, the Company and a certain related party lender agreed to further extend the maturity date of a certain related party note with a principal balance of $25,000 from a maturity date in September 2019 to a new maturity date in October 2019, effective September 30, 2019.

During the year ended December 31, 2019, the Company, a then director of the Company, and the Trust agreed that promissory notes held by the director and the Trust in the outstanding principal amounts of $175,000 and $500,000, respectively, would be exchanged for shares of common stock and warrants, as described below, in connection with a Public Offering. The exchange price for the indebtedness was to be equal to 75% of the public offering price of the common stock, or units of common stock and warrants, as the case may be, offered pursuant to the Public Offering (the “Director/Trust Exchange Price”). The number of shares of common stock issuable pursuant to the warrants to be issued to the director and the Trust was to be in the same ratio to the number of shares of common stock issued upon exchange of their indebtedness as the number of shares of common stock subject to any warrants included as part of units offered pursuant to the Public Offering (the “Public Warrants”) bore to the number of shares of common stock issued as part of the Public Offering units. The exercise price of the warrants to be issued to the director and the Trust was to be 125% of the Director/Trust Exchange Price and the term of the warrants was to be the same term as the Public Warrants. Concurrently with the exchange, the exercise prices of outstanding warrants held by the director and the Trust for the purchase of an aggregate of 1,377,842 shares of common stock of the Company was to be reduced from between $1.50 and $4.00 per share to $0.75 per share and the expiration dates of such warrants was to be extended from between December 2019 and March 2022 to December 2023. The exchange agreements were submitted for approval by the stockholders of the Company, which was obtained in August 2019. As a result of the Company’s Chapter 11 reorganization the exchange did not occur.

As of December 31, 2019, certain related party notes in the aggregate principal amount of $485,000 were convertible into shares of common stock of the Company at a conversion price of $0.60 per share, subject to adjustment, and a five year warrant for the purchase of a number of shares equal to the number of shares issued upon the conversion of the principal amounts of the notes.

During the years ended December 31, 2019 and 2018, the Company partially repaid certain related party notes in the aggregate principal amount of $70,000 and $30,000, respectively.

Convertible Notes

Issuances

During the year ended December 31, 2018, the Company issued certain lenders and a consultant convertible notes payable in the aggregate principal amount of $5,631,498 for aggregate cash proceeds of $4,947,475. The difference of $684,025 was recorded as follows: (i) $424,023 was recorded as a debt discount and will be amortized over the terms of the respective notes and (ii) $260,000 was recognized as consulting expense in the consolidated financial statements for services performed during the period. See Note 10 – Commitments and Contingencies for additional details regarding convertible notes issued in connection with consulting services. The convertible notes bore interest at rates ranging between 6% and 15% per annum payable at maturity with original maturity dates ranging between June 2018 through December 2019. In connection with the issuance of certain convertible notes, the Company issued the lenders an aggregate of 53,249 shares of the Company’s common stock and the relative fair value of $60,925 was recorded as debt discount and is being amortized over the terms of the respective notes. See below within Note 7 – Notes Payable – Conversions, Exchanges and Other and Note 9 – Derivative Liabilities for additional details regarding the ECOs of the convertible notes.

During the year ended December 31, 2018, convertible notes in the aggregate principal amount of $725,788 were issued concurrently with the extinguishment of certain convertible and other notes payable in the same aggregate principal amount. See below within Note 7 – Notes Payable – Conversions, Exchanges and Other for additional details.

During the year ended December 31, 2019, the Company issued certain lenders convertible notes payable in the aggregate principal amount of $9,765,325 for aggregate cash proceeds of $9,086,353. The difference of $678,973 was recorded as a debt discount and will be amortized over the terms of the respective notes. The convertible notes bore interest at rates ranging between 8% to 15% per annum payable at maturity with original maturity dates ranging between July 2019 through December 2020. In connection with the issuance of certain convertible notes, the Company issued the lenders an aggregate of 78,873 shares of the Company’s common stock and the relative fair value of $61,220 was recorded as debt discount and is being amortized over the terms of the respective notes. In connection with the issuance of certain convertible notes, the Company issued the lenders five-year warrants to purchase an aggregate of 295,000 shares of the Company’s common stock at exercise prices ranging from $0.45 per share to $1.00 per share. The aggregate grant date value of the warrants was $104,198, which was recorded as debt discount and is being amortized over the terms of the respective convertible notes. The warrants were subject to the Company’s sequencing policy and, as a result, were initially recorded as derivative liabilities. See below within this Note 7 – Notes Payable – Convertible Notes – Conversions, Exchanges and Other and Note 9 – Derivative Liabilities for additional details regarding the ECOs of the convertible notes.

During the year ended December 31, 2019, a certain convertible note in the principal amount of $148,014 was issued concurrently with the extinguishment of a certain other note payable in the same principal amount. See below within this Note 7 – Notes Payable – Convertible Notes – Conversions, Exchanges and Other for additional details.

Embedded Conversion Options and Note Provisions

As of December 31, 2018, outstanding convertible notes in the aggregate principal amount of $2,374,415 were convertible into shares of common stock of the Company as follows: (i) $920,000 of aggregate convertible notes were convertible at a fixed price ranging from $1.00 to $2.00 per share for the first six months following the respective issue date, thereafter, at a conversion price equal to 58% of the fair value of the Company’s stock, subject to adjustment, until the respective note has been paid in full, (ii) $350,000 of convertible notes were convertible at a fixed conversion price of $2.15 per share, (iii) $100,000 of convertible notes were convertible at the greater of (a) 60% of the fair value of the Company’s stock or (b) $1.00 per share, (iv) $904,415 of aggregate convertible notes were convertible at a range of 58% to 65% of the fair value of the Company’s stock (subject to adjustment), depending on the note, and (v) $100,000 of convertible notes were convertible into shares of common stock of the Company at a conversion price of $0.60 per share, subject to adjustment, and a five year warrant (the “Warrant”) for the purchase of a number of shares equal to the number of shares issued upon the conversion of the principal amount of the Note. The Warrant provides for an exercise price of $0.80 per share, subject to adjustment. The Company analyzes the ECOs of its convertible notes at issuance to determine whether the ECO should be bifurcated and accounted for as a derivative liability or if the ECO contains a beneficial conversion feature. See below within Note 7 – Notes Payable – Convertible Notes-Conversions, Exchanges and Other and Note 9 – Derivative Liabilities for additional details regarding the embedded conversion options of the convertible notes.

As of December 31, 2018, a portion of convertible notes with an aggregate principal balance of $1,935,000, which were not yet convertible, became convertible into shares of the Company’s common stock subsequent to December 31, 2018, as follows: (i) $1,835,000 of aggregate convertible notes generally became convertible at a conversion price equal to 58% of the fair value of the Company’s stock, subject to adjustment, until the respective note had been paid in full and (ii) $100,000 of convertible notes became convertible at the greater of (a) 58% of the fair value of the Company’s stock or (b) $1.50 per share.

As of December 31, 2018, outstanding convertible notes in the aggregate principal amount of $69,978 had mandatory prepayment terms at the option of the holder (“MPOs”). Convertible notes issued with MPOs permit the respective holder to demand prepayment of the note, in cash, at a premium of 35% of the then outstanding principal balance and accrued interest during the period between 150 days to 179 days following the respective issuance date.

As of December 31, 2018, outstanding convertible notes in the aggregate principal amount of $2,798,493 had prepayment premiums, whereby, in the event that the Company elected to prepay certain notes during the first ninety-day period following the issue date, the respective holder was entitled to receive a prepayment premium of up to 35%, depending on the note, on the then outstanding principal balance including accrued interest. In the event that the Company prepaid any of the notes during the second ninety-day period following the issue date, the respective holder was entitled to receive a prepayment premium of up to 40%, depending on the note, on the then outstanding principal balance including accrued interest. In the event that the Company prepaid a certain note after the 180th day period following the issue date and prior to maturity, the holder was entitled to receive a prepayment premium of 50% on the then outstanding principal balance including accrued interest.

As of December 31, 2018, outstanding convertible notes in the aggregate principal amount of $1,849,978 had most favored nation (“MFN”) provisions, whereby, so long as such respective note was outstanding, upon any issuance by the Company of any security with certain identified provisions more favorable to the holder of such security, then at the respective holder’s option, those more favorable terms would become a part of the transaction documents with the holder. As of December 31, 2018, notes with applicable MFN provisions were convertible using MFN conversion prices equal to 58% of the fair market value of the Company’s stock, as defined.

During the year ended December 31, 2018, the Company determined that certain ECOs of issued or extended convertible notes were derivative liabilities. The aggregate issuance date value of the bifurcated ECOs was $3,631,702, of which $3,181,376 was recorded as a debt discount and is being amortized over the terms of the respective convertible notes and $450,326 was recognized as part of an extinguishment loss as described below. See Note 9 – Derivative Liabilities for additional details.

As of December 31, 2019, outstanding convertible notes in the aggregate principal amount of $6,006,576 were convertible into shares of common stock of the Company as follows: (i) $2,243,750 of aggregate principal amount of convertible notes were convertible at a fixed price ranging from $0.25 to $2.00 per share for the first six months following the respective issue date, and thereafter at a conversion price generally equal to 58% of the fair value of the Company’s stock, subject to adjustment, until the respective note had been paid in full, (ii) $2,872,826 of aggregate principal amount of convertible notes were convertible generally at a range of 58% to 65% of the fair value of the Company’s stock, subject to adjustment, depending on the note, and (iii) $890,000 of aggregate principal amount of convertible notes were convertible into shares of common stock of the Company at a conversion price ranging from $0.50 to $0.60 per share, subject to adjustment, and five-year warrants to purchase common stock of the Company in the same ratio. The warrants provide for an exercise price ranging from $0.75 to $0.80 per share, subject to adjustment. Convertible notes in the aggregate principal amount of $340,000 provided for a mandatory conversion into common stock of the Company and warrants to purchase common stock of the Company in the same ratio upon the completion of an underwritten public offering by the Company of its securities whereby the conversion price was to be equal to the lower of the respective original conversion terms, or 75% of the offering price for the shares of common stock of the Company, or units of shares of common stock of the Company and warrants, as the case may be, sold pursuant to the public offering. The Company analyzes the ECOs of its convertible notes at issuance to determine whether the ECO should be bifurcated and accounted for as a derivative liability or if the ECO contains a beneficial conversion feature. See below within this Note 7 – Notes Payable – Convertible Notes – Embedded Conversion Options and Note Provisions and Note 9 – Derivative Liabilities for additional details regarding the ECOs of the convertible notes.

As of December 31, 2019, a portion of convertible notes with an aggregate principal balance of $1,271,750, which were not yet convertible, became convertible into shares of the Company’s common stock subsequent to December 31, 2019 at a conversion price generally equal to 58% of the fair value of the Company’s stock, subject to adjustment, until the respective notes had been paid in full.

As of December 31, 2019, outstanding convertible notes in the aggregate principal amount of $3,537,438 had prepayment premiums, whereby, in the event that the Company elected to prepay certain notes during the one hundred eighty-day period following the issue date, the respective holder was entitled to receive a prepayment premium of up to 135%, depending on the note, on the then outstanding principal balance including accrued interest.

As of December 31, 2019, outstanding convertible notes in the aggregate principal amount of $4,626,874 had most favored nation (“MFN”) provisions, whereby, so long as such respective note was outstanding, upon any issuance by the Company of any security with certain identified provisions more favorable to the holder of such security, then at the respective holder’s option, those more favorable terms were to become a part of the transaction documents with the holder. As of December 31, 2019, notes with applicable MFN provisions were convertible using MFN conversion prices equal to 58% of the fair market value of the Company’s stock, as defined.

During the year ended December 31, 2019, the Company determined that certain ECOs of issued or extended convertible notes were derivative liabilities. The aggregate issuance date value of the bifurcated ECOs was $5,331,147, of which $4,771,974 was recorded as a debt discount and is being amortized over the terms of the respective convertible notes and $414,108 was recognized as part of an extinguishment loss as described below. As of December 31, 2019, outstanding notes totaling $3,289,111 were in default. See Note 9 – Derivative Liabilities for additional details.

Conversions, Exchanges and Other

During the year ended December 31, 2018, the Company and certain lenders exchanged certain convertible notes with bifurcated ECOs with an aggregate net carrying amount of $5,144,063 (including an aggregate of $2,058,645 of principal net of debt discount, $166,022 of accrued interest and $2,919,396 related to the separated ECOs accounted for as derivative liabilities) for an aggregate of 3,734,664 shares of the Company’s common stock at conversion prices ranging from $0.28 to $2.38 per share. The common stock had an aggregate exchange date value of $5,846,809 and, as a result, the Company recorded a loss on extinguishment of notes payable of $702,746. See Note 9 – Derivative Liabilities for additional details.

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

During the year ended December 31, 2018, the Company and certain lenders agreed to multiple extensions of the maturity dates of notes payable with an aggregate principal balance of $681,445 from maturity dates ranging between December 2017 to July 2018 to new maturity dates ranging from April 2018 to September 2018. In consideration of the extensions, the Company issued a lender 4,500 shares of the Company’s common stock. The issuance date fair value of the common stock of $9,000 was recorded as debt discount and is being amortized over the remaining term of the note. See below within this Note 7 – Notes Payable – Conversions, Exchanges and Other and Note – 9 Derivative Liabilities for additional details regarding the ECOs of the convertible notes. As of December 31, 2018, there were no convertible notes payable past due.

During the year ended December 31, 2018, certain lenders to the Company acquired other promissory notes issued by the Company in the aggregate outstanding amount of $725,788 (inclusive of accreted interest of $76,272) from different lenders to the Company. The Company exchanged the acquired notes for new convertible notes in the aggregate principal amount of $725,788 which accrued interest at rates ranging between 8% to 12% per annum, payable on the respective maturity date ranging between August 2019 and November 2019. The ECOs of the notes were subject to sequencing and their issuance date fair value of $450,326 was accounted for as derivative liabilities (see Note 9 – Derivative Liabilities for additional details). Since the fair value of the new ECOs exceeded 10% of the respective principal amounts of the new notes, the note exchanges were accounted for as extinguishments, and accordingly the Company recognized a net loss on extinguishment of $248,891 in connection with the derecognition of the net carrying amount of $927,223 of the extinguished debt ($725,788 of aggregate principal and interest and the derivative liability carrying value of their ECOs of an aggregate of $201,435) and the issuance of the new convertible notes in the aggregate principal amount $725,788 plus the fair value of the new notes’ ECOs of an aggregate of $450,326.

During the year ended December 31, 2019, the Company and certain lenders exchanged certain convertible notes with bifurcated ECOs with an aggregate net carrying amount of $5,328,918 (including an aggregate of $2,631,595 of principal less debt discount of $634,525, $181,912 of accrued interest and $3,230,780 related to the separated ECOs accounted for as derivative liabilities) for an aggregate of 54,464,158 shares of the Company’s common stock at conversion prices ranging from $0.01 to $0.43 per share. The common stock had an aggregate exchange date value of $6,230,102 and, as a result, the Company recorded a loss on extinguishment of notes payable of $508,743. See Note 9 – Derivative Liabilities for additional details.

During the year ended December 31, 2019, the Company repaid an aggregate principal amount of $4,894,604 of convertible notes payable, $267,997 of the respective aggregate accrued interest and an aggregate of $813,730 of prepayment premiums. As a result of the repayments, the Company recorded a loss on extinguishment of notes payable of $1,242,669 and an aggregate of $428,939 of the related debt discounts were extinguished.

During the year ended December 31, 2019, a certain lender to the Company acquired a promissory note (classified in Other Notes) issued by the Company in the outstanding amount of $148,014 (inclusive of accrued interest reclassified to principal of $23,013) from a certain lender to the Company. The Company exchanged the acquired note for a new convertible note in the principal amount of $148,014 which accrued interest at a rate of 12% per annum, payable on the maturity date in March 2020. The ECO of the note was subject to sequencing and the issuance date fair value of $84,798 was accounted for as a derivative liability (see Note 9 – Derivative Liabilities for additional details). Since the fair value of the new ECO exceeded 10% of the principal amount of the new note, the note exchange was accounted for as an extinguishment, and accordingly the Company recognized a net loss on extinguishment of $90,994 in connection with the derecognition of the net carrying amount of $141,818 of the extinguished debt and the issuance of the new convertible notes in the aggregate principal amount $148,014 plus the fair value of the new note’s ECO of an aggregate of $84,798.

During the year ended December 31, 2019, the Company and certain lenders agreed to extend or further extend the maturity dates of certain convertible notes payable with an aggregate principal balance of $678,102 from maturity dates ranging from June 2019 to July 2019 to new maturity dates ranging from July 2019 to July 2020. In consideration of the extensions of certain convertible notes with an aggregate principal balance of $650,000, the Company modified the conversion terms of the lenders’ notes to provide for a mandatory conversion into common stock of the Company and a five-year warrant to purchase common stock of the Company in the same ratio upon the completion of an underwritten public offering by the Company of its securities, whereby, the conversion price was to be equal to the lower of the respective original conversion terms, or 75% of the offering price for the shares of common stock of the Company, or units of shares of common stock of the Company and warrants, as the case may be, sold pursuant to the public offering. Since the fair value of the new ECO exceeded 10% of the carrying amount of the debt, the note extensions were accounted for as extinguishments, and accordingly the Company recognized an aggregate net loss on extinguishment of $329,310 in connection with the derecognition of the net carrying amount of the extinguished debt of $702,387 (inclusive of $650,000 of principal and $52,387 of accrued interest) and the issuance of the new convertible notes in the same amount, plus the fair value of the new notes’ ECOs of an aggregate of $329,310.

In October 2019, the Company and certain lenders agreed to further extend the maturity dates of certain convertible notes payable with an aggregate principal balance of $150,000 from maturity dates in September 2019 to new maturity dates in October 2019, effective September 30, 2019. As of December 31, 2019, all notes are in default.

Other Notes

Issuances

During the year ended December 31, 2018, the Company issued a lender three-month notes payable in the aggregate principal amount of $128,000, which bore no interest, for aggregate cash proceeds of $110,000. The $18,000 difference was recorded as debt discount and was amortized over the terms of the respective notes. In connection with the issuances of the promissory notes, the Company issued the lender an aggregate of 6,500 shares of the Company’s common stock. The issuance date fair value of the common stock of $9,627 was recorded as debt discount and was amortized over the terms of the respective notes.

During the year ended December 31, 2019, the Company issued certain lenders notes payable in the aggregate principal amount of $340,000. The notes bore interest at 15% per annum payable at maturity with original maturity dates ranging between November 2019 through November 2020. As of December 31, 2019, all notes were in default.

Exchange and Other

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

During the year ended December 31, 2018, the Company and certain lenders agreed to multiple extensions of the maturity dates of notes payable with an aggregate principal balance of $1,309,747 from maturity dates ranging between December 2017 to October 2018 to new maturity dates ranging from March 2018 to January 2019. In consideration of the extensions, the Company issued certain lenders an aggregate of 35,000 shares of the Company’s common stock. The aggregate issuance date fair value of the common stock of $60,000 was recorded as debt discount and was amortized over the remaining terms of the respective notes. Additionally, in connection with a certain extension, the Company increased the stated rate at which the note bore interest, from 0% to 8% per annum, effective June 2018. Furthermore, in connection with certain of the extensions, the Company accreted an aggregate of $177,286 as interest expense to the principal balance of the respective note. As of December 31, 2018, principal of $7,500 of a certain other note payable was past due.

During the year ended December 31, 2018, a convertible promissory note in the principal amount of $318,493 was issued concurrently with the extinguishment of a certain other note payable in the same principal amount. See above within Note 7 – Notes Payable – Conversions, Exchanges and Other for additional details.

During the year ended December 31, 2019, the Company and a certain lender agreed to an extension of the maturity date of a certain note payable with a principal balance of $125,000 from a maturity date in January 2019 to a new maturity date in December 2019. In consideration of the extension, the Company issued the lender 10,000 shares of the Company’s common stock. The issuance date fair value of the common stock of $7,052 was recorded as debt discount and was amortized over the remaining term of the note.

During the year ended December 31, 2019, a convertible promissory note in the principal amount of $148,014 was issued concurrently with the extinguishment of a certain other note payable in the same principal amount. See above within Note 7 – Notes Payable – Convertible Notes – Conversions, Exchanges and Other for additional details.

During the year ended December 31, 2019, the Company partially repaid a certain promissory note in the principal amount of $7,500.

Chapter 11 Reorganization

Subsequent to December 31, 2019, pursuant to the Bankruptcy (See Note 13 – Subsequent Events), the holders of the above notes received, for any outstanding principal and interest at the date of the Company’s Chapter 11 petition, 1,049,726,797 shares of the Company’s common stock, with such shares subject to leak-out restrictions prohibiting the holder from selling, without the consent of the Company, more than 33% of the issued shares during each of the three initial 30 day periods following the Effective Date.

Note 8 - Stockholders’ DEFICIT

Authorized Capital and 2010 Equity Plan

In March 2019, the Board of Directors of the Company approved an increase in the number of authorized shares of common stock to 150,000,000, subject to stockholder approval. Additionally, the Board of Directors approved an increase in the number of authorized shares issuable under the Company’s 2010 Equity Participation Plan to 20,000,000, subject to stockholder approval. In May 2019, such stockholder approval was obtained.

In March 2019, the Board of Directors determined to submit to the Company’s stockholders for their approval amendments to the Certificate of Incorporation of the Company (with the Board of Directors having the authority to select and file one such amendment) to effect a reverse split of the Company’s common stock at a ratio of not less than 1-for-2 and not more than 1-for-20, with the Board of Directors having the discretion as to whether or not the reverse stock split was to be effected, and with the exact ratio of any reverse stock split to be set at a whole number within the above range as determined by the Board of Directors in its discretion. Concurrently, the Board of Directors determined to submit to the Company’s stockholders for their approval a proposal to authorize the Board of Directors, in the event the reverse stock split proposal was approved by the stockholders, in its discretion, to reduce the number of authorized shares of common stock in proportion to the percentage decrease in the number of outstanding shares of common stock resulting from the reverse split (or a lesser decrease in authorized shares of common stock as determined by the Board of Directors in its discretion). In May 2019, the Company’s stockholders approved the foregoing proposals.

On November 13, 2019 the Board of Directors and stockholders approved an increase in the number of authorized shares of common stock to 300,000,000, as well as the grant to the Board of Directors of authority to adopt an amendment to the Certificate of Incorporation of the Company to effect a reverse split of the Company’s common stock at a ratio of not less than 1-for-2 and not more than 1-for-100. As of the date of this filing the reverse stock split has not been effected.

Subsequent to December 31, 2019 and pursuant to the Chapter 11 plan of reorganization the Company filed a Certificate of Amendment to its Certificate of Incorporation pursuant to which, among other things, the number of shares of common stock authorized to be issued by the Company has been increased to 300,000,000,000 and the par value of the shares of its common stock has been reduced to $0.0001 per share. The effect of the change in par value has been reflected in the statement of changes in stockholders’ equity for the years ended December 31, 2019 and 2018.

Compensatory Common Stock Issuance

During the year ended December 31, 2019, the Company issued 75,000 shares of immediately vested shares of common stock value at $30,000 to a consultant for services rendered.

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

During the year ended December 31, 2019, the Company issued an aggregate of 5,663,301 shares of common stock of the Company, five-year immediately vested warrants to purchase an aggregate of 4,611,746 shares of common stock of the Company at exercise prices ranging from $0.20 per share to $1.00 per share and one-year immediately vested warrants to purchase an aggregate of 1,051,555 shares of common stock of the Company at an exercise price of $0.70 per share to certain investors for aggregate gross proceeds of $1,658,500. The warrants had an aggregate grant date fair value of $1,240,165. The warrants were subject to the Company’s sequencing policy and, as a result, were initially recorded as derivative liabilities. See Note 9 – Derivative Liabilities for additional details.

During the year ended December 31, 2019, the Company issued five-year immediately vested warrants to purchase an aggregate of 395,000 shares of the Company’s common stock in association with the issuance of certain convertible debt. The warrants have exercise prices ranging from $0.35 per share to $1.00 per share. The warrants had an aggregate grant date fair value of $116,200. The warrants were subject to the Company’s sequencing policy and, as a result, were initially recorded as derivative liabilities. See Note 9 – Derivative Liabilities for additional details.

During the year ended December 31, 2019, the Company and a warrant holder agreed to reduce the exercise prices of an aggregate of 2,111,111 outstanding warrants previously issued with original exercise prices of $0.70 and $0.85 per share to an exercise price of $0.15 per share and extend expiration dates of such outstanding warrants from dates between February 2020 and May 2020 to new expiration dates between February 2024 and May 2024. See Note 9 – Derivative Liabilities for additional details. As a result, the Company recorded a decrease in the derivative liability of $233,333 for the 3,333,333 warrants remaining under the Company’s sequencing policy.

Warrant Compensation

See Note 10 – Commitments and Contingences for additional details associated with the issuance of a warrant in connection with a consulting agreement extension.

The Company recorded stock–based compensation expense of $56,000 and $137,956 for the years ended December 31, 2019 and 2018, respectively, related to stock warrants issued as compensation, which is reflected as consulting expense in the consolidated statements of operations.

Warrant Activity Summary

In applying the Black-Scholes option pricing model to warrants granted or issued, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2019	2018
Risk free interest rate	1.38% - 2.62%	1.92% - 2.91%
Contractual term (years)	1.00 - 5.00	1.98 - 5.00
Expected volatility	140% - 167%	128% - 141%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the warrants granted during the years ended December 31, 2019 and 2018 was approximately $0.23 and $1.06 per share, respectively.

A summary of the warrant activity during the years ended December 31, 2019 and 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, January 1, 2018	3,435,134	$4.47
Granted	266,521	3.31
Exercised	(207,084)	2.00
Forfeited	(11,168)	42.72
Outstanding, December 31, 2018	3,483,403	$3.63
Issued	6,162,301	0.44
Exercised	-	-
Expired	(1,266,527)	5.41
Outstanding, December 31, 2019	8,379,177	$1.43	3.3	$-

Exercisable, December 31, 2019	8,379,177	$1.43	3.3	$-

The following table presents information related to stock warrants at December 31, 2019:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$0.45 - $0.99	6,162,301	3.7	6,162,301
$2.00 - $2.99	75,000	3.8	75,000
$3.00 - $3.99	70,000	3.5	70,000
$4.00 - $4.99	1,813,997	1.6	1,813,997
$5.00 - $5.99	182,667	1.5	182,667
$6.00 - $7.99	40,000	0.6	40,000
$10.00 - $15.00	35,212	0.4	35,212
	8,379,177	3.3	8,379,177

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2019	2018
Risk free interest rate	1.47% - 2.72%	2.44% - 3.15%
Expected term (years)	10.00	5.00 – 10.00
Expected volatility	133% - 140%	129% - 141%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the stock options granted during the years ended December 31, 2019 and 2018, was approximately $0.36 and $1.60 per share, respectively.

In January 2018, the Company granted a ten-year option to a consultant of the Company to purchase 10,000 shares of the Company’s common stock at an exercise price of $3.20 per share. The option was to vest ratably over three years on the issuance date anniversaries. The option had an aggregate grant date value of $33,700. During the year ended December 31, 2018, the option was forfeited in connection with the consultant’s termination and accordingly, no expense related to the option was recognized.

In January 2018, the Company granted the former Senior VP a ten-year option to purchase 500,000 shares of the Company’s common stock at an exercise price of $3.40 per share. The option grant provided for vesting based upon the achievement of a certain performance condition. The grant date value of the option was $1,491,300, which was recognizable to the extent such milestone was deemed probable to occur. See Note 10 – Commitments and Contingencies for additional details regarding the former Senior VP’s resignation and termination of the option.

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

In October 2018 and December 2018, the Company entered into agreements with certain members of its Scientific Advisory Board to provide advice and guidance in connection with scientific matters relating to the Company’s business. In connection with the agreements, the Company issued the advisors ten-year options to purchase up to an aggregate 110,000 shares of the Company’s common stock at an exercise price of $1.23 per share. The options vest ratably over three years on the issuance date anniversaries. The options had an aggregate grant date value of $125,800. The Company recognizes the fair value of the options as consulting expenses over the respective vesting terms of the options. The options were subject to the Company’s sequencing policy and, as a result, were recorded as derivative liabilities. See Note 9 – Derivative Liabilities for additional details.

In January 2019, the Company issued the Chairman of the Disc Committee of its Scientific Advisory Board (the “Disc Committee Chairman”) a ten-year option to purchase up to 70,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The options vest ratably over three years on the issuance date anniversaries. The grant date value of the option of $44,247 will be recognized over the expected vesting period as consulting expense in the consolidated statements of operations.

In March 2019, the Board of Directors reduced the exercise price of outstanding stock options for the purchase of an aggregate of 4,631,700 shares of common stock of the Company (with exercise prices ranging between $1.00 and $4.70 per share) to $0.75 per share, which was the closing price for the Company’s common stock on the day prior to determination, as reported by the OTCQB market. The exercise price reduction related to options held by, among others, the Company’s officers, directors, advisors and employees. The incremental value of the modified options compared to the original options, both valued as of the respective modification date, of $452,637 is being recognized over the vesting term of the options, which will be reflected as consulting, research and development, and general and administrative expenses in the amounts of $187,861, $56,856 and $207,920, respectively, in the consolidated statements of operations.

In August 2019, the Company issued the Disc Committee Chairman an immediately vested ten-year option to purchase up to 175,000 shares of the Company’s common stock at an exercise price of $0.26 per share. The grant date value of the option of $43,141 was immediately recognized as consulting expense in the consolidated statements of operations.

A summary of the option activity during the years ended December 31, 2019 and 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2018	3,122,202	$4.25
Granted	2,180,000	1.81
Forfeited	(598,417)	3.50
Outstanding, December 31, 2018	4,703,785	$3.21
Issued	245,000	0.36
Expired	(69,168)	2.79
Outstanding, December 31, 2019	4,879,617	$0.99	7.2	$-

Exercisable, December 31, 2019	4,044,959	$1.04	6.8	$-

The following table presents information related to stock options at December 31, 2019:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.26 - $0.74	175,000	9.7	175,000
$0.75 - $0.99	4,623,367	6.8	3,788,708
$1.00 - $5.99	8,750	2.6	8,750
$6.00 - $19.99	37,500	4.0	37,500
$20.00 - $30.00	35,000	2.2	35,000
	4,879,617	6.8	4,044,958

The following table presents information related to stock option expense:

				Weighted
				Average
				Remaining
	For the Years Ended		Unrecognized at	Amortization
	December 31,		December 31,	Period
	2019	2018	2019	(Years)
Consulting	$539,690	$965,916	$113,370	0.8
Research and development	417,838	340,471	263,783	1.4
General and administrative	670,995	902,542	411,765	0.9
	$1,628,523	$2,208,929	$794,918	1.1

Note 9 – DERIVATIVE LIABILITIES

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2018	$216,073
Issuance of derivative liabilities	3,875,231
Extinguishment of derivative liabilities in connection with convertible note repayments and exchanges	(3,120,833)
Change in fair value of derivative liabilities	229,323
Reclassification of derivative liabilities to equity	(105,187)
Beginning balance as of December 31, 2018	$1,094,607
Issuance of derivative liabilities	6,650,667
Extinguishment of derivative liabilities in connection with convertible note repayments and exchanges	(3,230,779)
Change in fair value of derivative liabilities	(788,970)
Reclassification of derivative liabilities to equity	(2,809,566)
Ending balance as of December 31, 2019	$915,959

In applying the Multinomial Lattice and Black-Scholes option pricing models to derivatives issued and outstanding during the years ended December 31, 2019 and 2018, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2019	2018
Risk free interest rate	1.54% - 2.16%	1.22% - 2.94%
Expected term (years)	0.08 – 5.00	0.01 – 5.00
Expected volatility	91% - 133%	100% - 208%
Expected dividends	0.00%	0.00%

During the year ended December 31, 2018, the Company recorded new derivative liabilities in the aggregate amounts of $3,631,705, $121,657 and $121,869 related to the ECOs of certain convertible notes payable, warrants and stock options subject to sequencing, respectively. See Note 7 – Notes Payable – Convertible Notes and Other Notes for additional details. See Note 10 – Commitments and Contingencies for a stock option issued and deemed to be a derivative liability. See Note 8 – Stockholders’ Deficit for warrants issued and deemed to be derivative liabilities.

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

On December 31, 2018, the Company recomputed the fair value of the derivative liabilities related to outstanding consultant stock options to be $121,869. The stock options were issued subsequent to the commencement of sequencing and the fair value of the options are being recorded in consulting expenses in the consolidated statements of operations over the respective expected vesting period with a corresponding credit to derivative liabilities. See Note 8 – Stockholders’ Deficit -Stock Options for additional details.

During the year ended December 31, 2019, the Company recorded new derivative liabilities in the aggregate amounts of $5,331,147 and $1,400,365 related to the ECOs of certain convertible notes payable and warrants subject to sequencing, respectively. See Note 7 – Notes Payable – Convertible Notes for additional details. See Note 10 – Commitments and Contingencies and Note 8 – Stockholders’ Deficit for warrants issued and deemed to be derivative liabilities.

During the year ended December 31, 2019, the Company extinguished an aggregate of $3,230,780 of derivative liabilities in connection with repayments and exchanges of certain convertible notes payable into shares of the Company’s common stock. See Note 7 – Notes Payable – Convertible Notes for additional details.

During the year ended December 31, 2019, the Company reclassified an aggregate of $2,809,566 of derivative liabilities to equity as a result of a change in the sequencing status.

On December 31, 2019, the Company recomputed the fair value of ECOs recorded as derivative liabilities to be $962,042. The Company recorded a gain on the change in fair value of these derivative liabilities of $118,600 for the year ended December 31, 2019.

On December 31, 2019, the Company recomputed the fair value of the derivative liabilities related to outstanding warrants to be $34,762. These warrants are either redeemable for cash equal to the Black-Scholes value, as defined, at the election of the warrant holder upon a fundamental transaction pursuant to the warrant terms or were issued subsequent to the commencement of sequencing. The Company recorded a gain on the change in fair value of these derivative liabilities of $670,370 for the year ended December 31, 2019.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company is a party to a lease for 6,800 square feet of space located in Melville, New York (the “Melville Lease”) with respect to its corporate and laboratory operations. The Melville Lease was scheduled to expire in March 2020 (subject to extension at the option of the Company for a period of five years) and provided for an annual base rental during the initial term ranging between $132,600 and $149,260. In June 2019, the Company exercised its option to extend the Melville Lease and entered into a lease amendment with the lessor whereby the five-year extension term will commence on January 1, 2020 with annual base rent ranging between $153,748 and $173,060. Rent expense for the Melville office was $40,988 and $122,739 for the years ended December 31, 2019 and 2018, respectively. See Note 12 – Leases for additional detail.

Consulting Agreements

During each of the years ended December 31, 2019 and 2018, the Company recorded cash consulting fee expense of $180,000 related to a business advisory agreement. In January 2018, the term of the business advisory agreement was extended to December 31, 2018. In consideration of the extension of the term of the business advisory agreement, the Company issued to the consultant an immediately vested five-year warrant for the purchase of 30,000 shares of common stock of the Company at an exercise price of $4.00 per share. The aggregate grant date value of the warrant of $48,192 was recognized immediately as stock-based compensation expense which is reflected as consulting expense in the consolidated financial statements. Concurrently, the Company and the consultant agreed to exchange $38,000 of accrued consulting fees for 19,000 shares of common stock of the Company and a two-year warrant for the purchase of 4,750 shares of common stock of the Company at an exercise price of $4.00 per share, whose combined value is consistent with the carrying value of the liabilities being satisfied.

In January 2019, an agreement for business advisory services that had expired on December 31, 2018 was further extended and provided for an expiration date of December 31, 2019. In consideration of the extension of the term of the consulting agreement, the Company issued to the consultant a five-year, immediately vested warrant for the purchase of 100,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The grant date value of the warrant of $56,000 was recognized immediately as stock-based compensation expense which is reflected as consulting expense in the consolidated financial statements. The warrant was subject to the Company’s sequencing policy and, as a result, was originally recorded as a derivative liability. See Note 9 – Derivative Liabilities for additional details.

On July 10, 2018, as further amended on August 22, 2018 and October 25, 2018, the Company entered into a consulting agreement with a consultant for services through March 31, 2019. In consideration of the consulting services, the Company issued the consultant convertible notes in the aggregate principal amount of $260,000 which were earned and recognized ratably over their respective consulting agreement term. During the year ended December 31, 2018, the Company recorded an aggregate $260,000 of marketing and promotion expense for services rendered with a corresponding credit to notes payable. The notes matured on dates between January 2019 and April 2019 and bore interest at the rate of 10% per annum, payable at maturity. Pursuant to the notes, the holder had the right, from time to time following the respective issue date, at its election, to convert all or part of the outstanding and earned principal and accrued interest into shares of common stock of the Company, at a price generally equal to the lesser of (i) $1.27 or $1.75 per share, depending on the note, and (ii) 65% of the fair market value of the Company’s common stock, as defined. The Company had the right to prepay the notes prior to the maturity date provided the principal was prepaid in full, plus interest, plus a prepayment premium of 25% on the principal.

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

Scientific Advisory Services

In July 2018 and December 2018, the Company entered into agreements with certain consultants to serve as members of its Scientific Advisory Board and provide advice and guidance in connection with scientific matters relating to the Company’s business. The agreements provide that they will continue until terminated by either the Company or the respective party for any reason upon ten days written notice. In connection with the agreements, the Company issued the advisors five-year and ten-year options to purchase up to an aggregate 100,000 shares of the Company’s common stock at exercise prices ranging between $1.25 to $1.70 per share. The options vest as follows: (i) an aggregate 50,000 options vested immediately and (ii) an aggregate 50,000 options vested on the one-year anniversary of the grant date. The options had an aggregate grant date value of $92,100 which was amortized over the vesting term of the respective options. The options were subject to the Company’s sequencing policy and, as a result, were recorded as derivative liabilities. In addition, the agreements provide that, on each one-year anniversary of the respective agreement date (as long as the consultant remains engaged), options to purchase an additional 5,000 shares are to be granted to the respective consultant which shall be exercisable for a period of five years from the respective dates of grant at exercise prices equal to the fair market value of the Company’s common stock.

In October 2018, the Company entered into an agreement with a consultant to serve as Chairman of the Disc Advisory Committee of its Scientific Advisory Board (the “Disc Committee Chairman”) and provide advice and guidance in connection with scientific matters relating to the Company’s business. The agreement provides that it will continue until terminated by either party for any reason upon thirty days written notice. In connection with the agreement, the Company issued the Disc Committee Chairman a ten-year option to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $1.80 per share. The option vests as follows: (i) 25,000 options vested immediately and (ii) 50,000 options vest upon the achievement of certain performance conditions. The option had a grant date value of $129,800 which is being recognized over the respective expected vesting period. The option was subject to the Company’s sequencing policy and, as a result, was recorded as a derivative liability.

Litigation, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims or assessments arising from the ordinary course of business, and as of December 31, 2019, none are expected to materially impact the Company’s financial position.

The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Employment Agreements

Former Chief Executive Officer

The Company and Mark Weinreb, its former Chief Executive Officer (“ Former CEO”) were parties to an employment agreement that, as amended, was to expire on December 31, 2019. Pursuant to the employment agreement, as amended, in the event that (a) the Former CEO’s employment was terminated by the Company without cause, or (b) the Former CEO terminated his employment for “good reason” (each as defined in the employment agreement), or (c) the term of the Former CEO’s employment agreement was not extended beyond December 31, 2019 and within three months of such expiration date, his employment was terminated by the Company without “cause” or the Former CEO terminated his employment for any reason, the Former CEO was to be entitled to receive severance in an amount equal to his then annual base salary and certain benefits, plus $100,000 (in lieu of bonus). Further, in the event that the Former CEO’s employment was terminated by the Company without cause, or the Former CEO terminated his employment for “good reason”, following a “change in control” (as defined in the employment agreement), the Former CEO would be entitled to receive severance in an amount equal to one and one-half times his then annual base salary and certain benefits, plus $300,000 (in lieu of bonus). Additionally, as part of the amended employment agreement, the Former CEO was entitled to new performance-based cash bonuses payable for the years ending December 31, 2018 and 2019, such that an aggregate of up to 50% of the Former CEO’s then annual base salary per annum could be earned for such year pursuant to the satisfaction of such goals. The Former CEO resigned his employment with the Company on November 16, 2020, the effective date of the Chapter 11 reorganization. Based upon such termination of employment, the Former CEO was entitled to receive his severance of $400,000 and certain benefits plus $100,000, and the option accelerations as discussed above. The severance amount was generally considered an unsecured claim in the Company’s Chapter 11 Case and the Former CEO received shares of the Company’s common stock in exchange for such claim in a manner consistent with other unsecured creditors.

Former Senior Vice President

In January 2018, the Company entered into an employment agreement with its then Senior Vice President of Planning and Business Development (the “Former Senior VP”). In October 2018, the Former Senior VP resigned from the Company. The Former Senior VP was entitled to any accrued unpaid salary and unused vacation days that was payable to him through his termination date pursuant to his employment agreement. As of December 31, 2018, the Company paid such liability due to the Former Senior VP. Additionally, the Former Senior VP’s unvested option to purchase 500,000 shares was forfeited as of the termination date. See Note 8 – Stockholders’ Deficit – Stock Options for additional details.

Former Executive Vice President

In October 2018, the Company entered into an employment agreement with its then Executive Vice President and Chief Strategy Officer (the “Former Executive VP”). Pursuant to the employment agreement, in the event of the termination of the Former Executive VP’s employment by the Company without “cause” or the resignation by the Former Executive VP for “good reason” (each as defined in the employment agreement), the Former Executive VP was to be entitled to receive severance in an amount equal to six months of his then annual base salary. Additionally, in connection with the employment agreement, the Former Executive VP was granted a ten-year option to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $1.42 per share. The option was to vest as follows: (i) 100,000 options vested immediately, (ii) 150,000 options vested upon the earlier of (a) the achievement of a certain performance condition or (b) the first anniversary of the date of grant, and (iii) 250,000 options were to vest on the second anniversary of the date of grant. The option had a grant date value of $677,200 which is being recognized over the respective expected vesting period. The Former Executive Vice President held such position until February 2020 at which time he was terminated.

Bonus Accruals

As of December 31, 2018, the Company had remaining accruals of approximately $91,000 for bonus milestones that were achieved in prior years and remained unpaid. As of December 31, 2019, the remaining accruals for bonus milestones achieved in prior years had been paid in full. In April 2019, the Company’s Compensation Committee and Board of Directors approved performance goals associated with cash bonuses payable to certain officers for the year ending December 31, 2019 and, as a result, the Company accrued $26,910 for 2019 cash bonuses as of December 31, 2019 which were probable to be achieved.

NOTE 11 – INCOME TAXES

The Company identified its federal and New York tax returns as its “major” tax jurisdictions. The period its income tax returns are subject to examination for these jurisdictions is 2017 through 2020. The Company believes its income tax filing positions and deductions will be sustained on audit, and it does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no liabilities for uncertain tax positions have been recorded.

At December 31, 2019 and 2018, the Company had approximately $29,900,000 and $16,900,000, respectively, of federal and state net operating losses that may be available to offset future taxable income. As a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), certain future carryforwards do not expire. At December 31, 2019 approximately $8,000,000 of federal net operating losses will expire from 2029 to 2037 and approximately $21,900,000 have no expiration. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carryforwards are subject to annual limitations due to several greater than 50% ownership changes. The Section 382 limitations resulted in approximately $28,200,000 of federal NOLs not being realizable as of December 31, 2018 and the cumulative reversal of approximately $9,600,000 of net operating loss deferred tax assets.

The Company has not performed a formal analysis for the year ended December 31, 2019, but it believes its ability to use such net operating losses and tax credit carryforwards in the future is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which will significantly impact its ability to realize these deferred tax assets.

The Company’s net deferred tax assets, liabilities and valuation allowance as of December 31, 2019 and 2018 are summarized as follows:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$7,800,000	$4,401,000
Stock-based compensation	3,880,000	3,433,000
Research & development tax credits	358,000	358,000
Other	-	7,000
Total deferred tax assets	12,038,000	8,199,000

Deferred tax liabilities:
Intangible assets	(26,000)	(19,000)
Other	-	(2,000)
Total deferred tax liabilities	(26,000)	(21,000)

Net deferred tax assets	12,012,000	8,178,000

Valuation allowance	$(12,012,000)	$(8,178,000)

Deferred tax asset, net of valuation allowance	$-	$-

Change in valuation allowance	$(3,834,000)	$2,790,000

The income tax provision (benefit) as of December 31, 2019 and 2018 consists of the following:

	December 31,
	2020	2019
Federal:
Current	$-	$-
Deferred	3,325,054	(2,253,000)

State and local:
Current	-	-
Deferred	508,946	(537,000)
	3,834,000	(2,790,000)
Change in valuation allowance	(3,834,000)	2,790,000
Income tax provision (benefit)	$-	$-

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Federal statutory blended income tax rates	(21)%	(21)%
State statutory income tax rate, net of federal benefit	(5)	(5)
Permanent differences	0.1	3.8
True-ups and other	(0.3)	(0.1)
Change in valuation allowance	26.2	22.3
Effective tax rate	-%	-%

As of the date of this filing, the Company has not filed its 2019 federal and state corporate income tax returns. The Company expects to file these documents as soon as practicable.

The Tax Act was enacted on December 22, 2017. The Tax Act reduces the US federal corporate tax rate from 35% to 21% and will require the Company to re-measure certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. The Company adopted the new rate as it relates to the calculations of deferred tax amounts as of December 31, 2018.

NOTE 12 – LEASES

Prior to January 1, 2019, the Company accounted for leases in accordance with ASC 840, Leases. With the adoption of ASC 842, operating lease agreements are required to be recognized on the balance sheet as ROU assets and corresponding lease liabilities.

On August 1, 2019, the Company recognized ROU assets and lease liabilities of $638,246. The Company elected to not recognize ROU assets and lease liabilities arising from short-term office leases (leases with initial terms of twelve months or less, which are deemed immaterial) on the balance sheets. On June 1, 2019, the Company exercised its right to extend its existing lease of office space for an additional five years.

When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at August 1, 2019. The weighted average incremental borrowing rate applied was 12%.

The following table presents net lease cost and other supplemental lease information:

Year Ended December 31, 2019
Lease cost
Operating lease cost (cost resulting from lease payments)	$62,192
Short term lease cost	-
Sublease income	-
Net lease cost	$62,192

Operating lease – operating cash flows (fixed payments)	$62,192
Operating lease – operating cash flows (liability reduction)	$30,891
Non-current leases – right of use assets	$589,894
Current liabilities – operating lease liabilities	$85,465
Non-current liabilities – operating lease liabilities	$521,891

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the year ended December 31, 2019:

Fiscal Year	Operating Leases
2020	$153,748
2021	158,372
2022	163,132
2023	168,028
2024	173,060
Total future minimum lease payments	816,340
Amount representing interest	(208,985)
Present value of net future minimum lease payments	$607,355

NOTE 13 – SUBSEQUENT EVENTS

Chapter 11 Reorganization

On March 20, 2020 (the “Petition Date”), the Company filed a voluntary petition commencing a case under chapter 11 of title 11 of the U.S. Code in the United States Bankruptcy Court for the Eastern District of New York (the “Bankruptcy Court”).

On August 7, 2020, the Company and Auctus, our largest unsecured creditor and a stockholder as of the Petition Date, filed an Amended Joint Plan of Reorganization (the “Plan”) and on October 30, 2020, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan, as amended. Amendments to the Plan are reflected in the Confirmation Order. On November 16, 2020 (the “Effective Date”), the Plan became effective.

The material features of the Plan, as amended and confirmed by the Confirmation Order, are as follows:

i.	Treatment of the financing to the Company by Auctus of up to $7,000,000 which Auctus has provided or committed to provide consisting of the debtor-in-possession loans made to the Company by Auctus during the Chapter 11 Case (the “DIP Funding”) and additional funding as described below.
ii.	Auctus has provided $3,500,000 in funding to the Company (the “Initial Auctus Funding”) and is to provide, subject to certain conditions, additional funding to the Company, as needed, in an amount equal to $3,500,000, less the sum of the debtor-in-possession loans made to the Company by Auctus during the Chapter 11 Case (inclusive of accrued interest) (approximately $1,227,000 as of the Effective Date) and the costs incurred by Auctus as the debtor-in-possession lender (the “DIP Costs”). In addition, four other persons and entitles (collectively, the “Other Lenders”) who held allowed general unsecured claims provided funding to the Company in the aggregate amount of approximately $348,000 (the “Other Funding” and together with the Initial Auctus Funding, the “Funding”). In consideration of the Funding, the Company has issued the following:

a.	Secured convertible notes of the Company (each, a “Secured Convertible Note”) in the principal amount equal to the Funding; the payment of the Secured Convertible Notes is secured by the grant of a security interest in substantially all of the Company’s assets; the Secured Convertible Notes have the following features:

●	Maturity date of three years following the Effective Date;
●	Interest at the rate of 7% per annum;
●	The right of the holder to convert the indebtedness into shares of common stock of the Company at a price equal to the volume weighted average price for the common stock over the five trading days immediately preceding the conversion; and

1.	Mandatory conversion of all indebtedness at such time as the common stock is listed on the Nasdaq Capital Market or another senior exchange on the same terms as provided to investors in connection with a public offering undertaken in connection with such listing;

b.	Warrants (each, a “Class A Warrant”) to purchase a number of shares of common stock equal to the amount of the Funding provided divided by $0.0005 (a total of 7,000,000,000 Class A Warrants in consideration of the Initial Auctus Funding and a total of approximately 697,000,000 Class A Warrants in the aggregate in consideration of the Other Funding), such Class A Warrants having an exercise price of $0.0005 per share; and
c.	Warrants (each, a “Class B Warrant” and together with the Class A Warrants, the “Plan Warrants”) to purchase a number of shares of common stock equal to the Funding provided divided by $0.001 (a total of 3,500,000,000 Class B Warrants in consideration of the Initial Auctus Funding and a total of approximately 348,500,000 Class B Warrants in the aggregate in consideration of the Other Funding), such Class B Warrants having an exercise price of $0.001 per share.

iii.	The obligation to Auctus with respect to the DIP Funding has been exchanged for the following:

a.	A Secured Convertible Note in the principal amount of approximately $1,349,591 (110% of the DIP Funding);
b.	A Class A Warrant to purchase 2,453,802,480 shares of common stock; and
c.	A Class B Warrant to purchase 1,226,901,240 shares of common stock (as to which 382,226,703 shares of common stock have been exercised on a net exercise basis, pursuant to the terms of the Class B Warrant, with respect to the issuance of 361,176,200 shares of common stock).

In addition, Auctus shall be entitled to receive a Secured Convertible Note, a Class A Warrant and a Class B Warrant in exchange for its allowed DIP Costs and allowed Plan costs in a manner in which the DIP Funding was treated.

iv.	The claim arising from the secured promissory notes of the Company, dated February 20, 2020 and February 26, 2020, in the original principal amounts of $320,200.49 and $33,561.50, respectively, issued to John Desmarais (“Desmarais”) (collectively, the “Desmarais Notes”), is being treated as an allowed secured claim in the aggregate amount of $490,698.81 and is being exchanged for a Secured Convertible Note in such amount.
v.	The claim arising from the promissory note issued in June 2016 by the Company to Desmarais in the original principal amount of $175,000 is being treated as an allowed general unsecured claim in the amount of $245,191.78 and is being satisfied and exchanged for 24,519,200 shares of common stock.
vi.	The claim arising from the promissory note issued in June 2016 by the Company to Tuxis Trust, an entity related to Desmarais, in the original principal amount of $500,000 is being treated as follows:

a.	$444,534.43 is being treated as an allowed general unsecured claim in such amount and exchanged for 44,453,400 shares of common stock; and
b.	$309,301.19 is being treated as an allowed secured claim in such amount and exchanged for a Secured Convertible Note in such amount.

vii.	Holders of allowed general unsecured claims (other than Auctus and the Other Lenders) received an aggregate of 1,049,726,797 shares of common stock (in book entry form) in exchange for approximately $10,497,268 in outstanding accounts payable and convertible debt (including accrued interest), with such shares being subject to a leak-out restriction prohibiting each holder from selling, without consent of the Company, more than 33% of its shares during each of the three initial 30 day periods following the Effective Date.
viii.	Auctus and the Other Lenders have been issued, in respect of their allowed general unsecured claims ($3,261,819 in the case of Auctus and an aggregate of approximately $382,400 in the case of the Other Lenders), a convertible promissory note of the Company (each, an “Unsecured Convertible Note”) in the allowed amount of the claim, which Unsecured Convertible Notes have the following material features:

a.	Maturity date of three years from the Effective Date;
b.	Interest at the rate of 5% per annum;
c.	The right of the holder to convert the indebtedness into shares of common stock at a price equal to the volume weighted average for the common stock over the five trading days immediately preceding the conversion;
d.	Mandatory conversion of all outstanding indebtedness at such time as the common stock listed on the Nasdaq Capital Market or another senior exchange on the same terms as provided to investors in connection with a public offering undertaken in connection with such listing; and
e.	A leak-out restriction prohibiting each holder from selling, without the consent of the Company, more than 16.6% of the underlying shares received upon conversion during each of the six initial 30 day periods following the Effective Date.

ix.	The issuance of (a) the shares of common stock and the Unsecured Convertible Notes to the holders of allowed general unsecured claims and (b) the Secured Convertible Notes and Plan Warrants to Auctus in exchange for the DIP Funding and any common stock into which those Secured Convertible Notes and those Plan Warrants may be converted is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the Bankruptcy Code Section 1145. Such securities shall be freely transferrable subject to Section 1145(b)(i) of the Bankruptcy Code.

Pursuant to the Plan, on the Effective Date, the Company filed a Certificate of Amendment to its Certificate of Incorporation pursuant to which, among other things, the number of shares of common stock authorized to be issued by the Company has been increased to 300,000,000,000 and the par value of the shares of common stock has been reduced to $0.0001 per share.

Debtor-in-Possession Financing

In connection with the Chapter 11 Case, the Company received debtor-in-possession loans of $1,189,413 in the aggregate from Auctus.

The proceeds from the DIP Funding were used (a) for working capital and other general purposes of the Company; (b) United States Trustee fees; (c) Bankruptcy Court approved professional fees and other administrative expenses arising in the Chapter 11 Case; and (d) interest, fees, costs and expenses incurred in connection with the DIP Funding, including professional fees.

The maturity date of the DIP Funding was to be the earliest to occur of (a) July 6, 2020; (b) ten days following entry of an order confirming a chapter 11 plan in the Chapter 11 Case; (c) ten days following the entry of an order approving the sale of the Company or the Company’s assets; or (d) the occurrence of an event of default under the promissory note evidencing the DIP Funding (the “DIP Note”) following any applicable grace or cure periods.

Interest on the outstanding principal amount of the DIP Note was to be payable in arrears on the maturity date at the rate of 8% per annum. Upon the occurrence and during the continuance of an event of default, all obligations under the DIP Note were to bear interest at a rate equal to the then current rate plus an additional 2% per annum.

As discussed above, pursuant to the Plan, the obligation to Auctus with respect to the DIP Funding has been exchanged for a Second Convertible Note.

Common Stock and Warrant Offering

On January 10, 2020, the Company issued 1,000,000 shares of the Company’s common stock and a five-year immediately vested warrant for the purchase of 1,000,000 shares of the Company’s common stock with an exercise price of $0.015 per share to a certain investor for gross proceeds of $10,000.

Convertible Notes

Subsequent to December 31, 2019, and prior to the Petition Date, the Company issued a convertible promissory note in the principal amount of $88,000. The convertible note bore interest at a rate of 10% per annum, payable at maturity, with an original maturity date of January 13, 2021. The note and the accrued interest were convertible at the election of the holder at any time at a conversion price of 61% of the lowest daily volume weighted average price from the previous twenty days before conversion.

Subsequent to December 31, 2019, and prior to the Petition Date, the Company issued promissory notes in the aggregate principal amount of $353,762 to Desmarais, as discussed above in this Note 13 under “Chapter 11 Reorganization.” The notes provided for the payment of the principal amount, together with interest at the rate of 12% per annum, upon demand by Desmarais on or after March 10, 2020. The payment of the notes was secured by the grant of a security interest in substantially all of the Company’s assets. As discussed above in this Note 13 under “Chapter 11 Reorganization”, the notes were exchanged for Secured Convertible Notes pursuant to the Plan.

Subsequent to December 31, 2019 and prior to the Petition Date, certain lenders exchanged an aggregate principal amount of $861,557 and aggregate accrued interest of $135,418 of certain convertible notes payable for an aggregate 1,515,799,750 shares of the Company’s common stock at exchange prices ranging between $0.0001 and $0.01 per share. In addition, prior to the Petition Date, certain lenders intended to exchange outstanding debt (inclusive of accrued interest) for shares of the Company’s common stock; however, the Company did not have sufficient shares authorized or reserved to effect the exchanges. As such, the outstanding debt was exchanged as part of the Plan at a rate of 100 shares for each dollar of the allowable claim at the Effective Date.

Subsequent to December 31, 2019 and the Petition Date, a certain lender exchanged a principal amount of $118,397 and accrued interest of $1,151 of a convertible note for 11,123,856 shares of the Company’s common stock at an exchange price of $0.011 per share.

Appointment or Departure of Directors and Certain Officers

On January 10, 2020, Desmarais and Charles S. Ryan resigned as directors of the Company.

On March 16, 2020, the Company and Mark Weinreb, its Chief Executive Officer, entered into an agreement (the “Weinreb Agreement”) pursuant to which, among other matters, the term of his employment agreement with the Company was extended to the earlier of (i) September 30, 2020 or (ii) the effective date of a plan of liquidation of the Company.

On November 16, 2020, as contemplated by the Plan, Mr. Weinreb, A. Jeffrey Radov, Paul Jude Tonna and Robert B. Catell resigned as directors of the Company and Mr. Weinreb resigned as the Company’s President, Chief Executive Officer and Chairman of the Board.

Effective as of the Effective Date, as contemplated by the Plan, Lance Alstodt was elected President, Chief Executive Officer, Chairman of the Board and a director of the Company and Francisco Silva, the Company’s Vice President, Research and Development, was elected a director of the Company.

Litigation

Coventry Enterprises, LLC

On February 11, 2020, pursuant to an Order to Show Cause of the United States District Court of the Eastern District of New York (the “Court”), in the matter of Coventry Enterprises, LLC vs. BioRestorative Therapies, Inc., pending the hearing of the plaintiff’s application for a preliminary injunction, the Court issued a temporary restraining order enjoining the Company from issuing any additional shares of stock except for purposes of fulfilling the plaintiff’s share reserve requests or conversion requests until such reserve requests were fulfilled and enjoining the Company from reserving authorized shares for any other party until the plaintiff’s reserve requests were fulfilled. Pursuant to a hearing held on February 13, 2020, the temporary restraining order with regard to the Company issuing shares of common stock was not continued.

On March 11, 2020, the Court ordered that the Company (i) convene and hold a special meeting, by no later than March 18, 2020, of the Board of Directors of the Company (the “Board”), for approval of certain changes to the shares of the Company, as set forth below; (ii) approve a reverse split and/or a stock consolidation, solely of the Company’s outstanding shares, at a ratio of 1,000 to 1, (iii) approve of the continuation of the Company’s then total authorized shares of common stock at 2,000,000,000 shares; and (iv) to call a special meeting of stockholders of the Company, within ten days of the special meeting of the Board and by not later than March 25, 2020, to approve the foregoing. On March 18, 2020, the Board considered the matter, and, based upon the Court order, determined to approve the foregoing items, including the 1,000 to 1 reverse split, subject to the Company having available funds to effectuate such items. As discussed above in this Note 13 under “Chapter 11 Reorganization,” on March 20, 2020, the Company filed a petition commencing its Chapter 1 Case. As of the date of this report, the Company has not effected the reverse split.

Contingencies

Subsequent to December 31, 2019 and prior to the Petition Date, certain lenders requested to exchange a portion of their outstanding convertible note principal and accrued interest for shares of the Company’s common stock. As of the Petition Date these shares had yet to be issued to the lenders; however, the shares of the Company’s common stock issued for unsecured claims as part of the Plan to the certain lenders represented the aggregate unsecured claims less the principal and accrued interest that was represented in the uneffected exchanges. The Company believes that there may be a potential contingency related to the non-issued shares that would be settled in shares of the Company’s common stock and not monetary compensation.

