Form 10-Q
period 2020-03-31
BioRestorative Therapies, Inc.
filed 2021-03-29
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 001-37603

BIORESTORATIVE THERAPIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1835664
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 Marcus Drive, Melville, New York	11747
(Address of Principal Executive Offices)	(Zip Code)

(631) 760-8100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of March 26, 2021, there were 3,025,029,710 shares of the registrant’s common stock outstanding.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

(DEBTOR-IN-POSSESSION)

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

(DEBtor-in-possession)

CONDENSED Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS

Current Assets:
Cash	$4,780	$1,664
Accounts receivable	26,000	32,000
Prepaid expenses	22,221	35,199
Total Current Assets	53,001	68,863

Equipment, net	43,361	68,402
Right of use asset	560,883	589,894
Intangible assets, net	720,440	739,164

Total Assets	$1,377,685	$1,466,323

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,048,776	$1,954,427
Accrued expenses and other current liabilities	2,918,550	2,921,164
Accrued interest	962,602	697,658
Lease liability	89,222	85,465
Notes payable, net of debt discount of $0 and $1,247,422, respectively	8,021,695	7,145,906
Derivative liabilities	4,375,231	915,959
Total Current Liabilities	18,416,076	13,720,579

Lease liability, net of current portion	497,714	521,890

Total Liabilities Subject to Compromise	18,913,790	14,242,469

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.01 par value; Authorized, 20,000,000 shares; none issued and outstanding at March 31, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value; Authorized, 300,000,000,000 shares; Issued and outstanding 1,594,651,383 and 77,851,633, respectively	159,467	7,787
Additional paid in capital	68,425,346	65,786,213
Accumulated deficit	(86,120,918)	(78,570,146)

Total Stockholders’ Deficit	(17,536,105)	(12,776,146)

Total Liabilities and Stockholders’ Deficit	$1,377,685	$1,466,323

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

(debtor-inpossession)

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019

Revenues	$26,000	$29,000

Operating expenses:
Marketing and promotion	22,008	15,837
Consulting	34,012	599,734
Research and development	186,328	455,006
General and administrative	602,641	1,286,759
Total operating expenses	844,989	2,357,336

Loss from operations	(818,989)	(2,328,336)

Other expense:
Interest expense	(2,866,036)	(316,944)
Amortization of debt discount	(1,066,526)	(743,142)
Loss on extinguishment of notes payable, net	(658,152)	(448,486)
Change in fair value of derivative liabilites	(2,141,069)	(46,264)
Total other expense	(6,731,783)	(1,554,836)

Net loss	$(7,550,772)	$(3,883,172)

Net Loss Per Share
- Basic and Diluted	$(0.01)	$(0.28)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	960,077,909	13,645,991

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

(debtor-in-possession)

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2020	77,851,633	$7,787	$65,786,213	$(78,570,146)	$(12,776,146)

Shares and warrants issued for cash	1,000,000	100	9,900	-	10,000
Shares issued in exchange of notes payable and accrued interest	1,515,799,750	151,580	2,407,352	-	2,558,932
Stock-based compensation:
- options	-	-	221,881	-	221,881
Net loss	-	-	-	(7,550,772)	(7,550,772)
Balance as of March 31, 2020	1,594,651,383	$159,467	$68,425,346	$(86,120,918)	$(17,536,105)

Balance at January 1, 2019	11,728,394	$1,173	$55,280,045	$(63,922,256)	$(8,641,038)

Shares and warrants issued for cash	1,000,000	100	99,900	-	100,000
Shares issued in satisfaction of accrued consulting services	10,000	1	7,199	-	7,200
Shares issued in exchange for notes payable and accrued interest	1,984,017	198	1,510,084	-	1,510,282
Shares issued and recorded as debt discount in connection with a note payable issuances and extensions	10,000	1	7,051	-	7,052
Reclassification of derivative liabilities to equity	-	-	2,517,254	-	2,517,254
Stock-based compensation:
- options	-	-	729,678	-	729,678
Net loss	-	-	-	(3,883,172)	(3,883,172)
Balance as of March 31, 2019	14,732,411	$1,473	$60,151,211	$(67,805,428)	$(7,652,744)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

(DEBTOR-IN-POSSESSION)

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net Loss	$(7,550,772)	$(3,883,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,066,526	743,142
Accretion of interest expense	2,810,973	127,743
Depreciation and amortization	43,764	52,663
Stock-based compensation	221,881	785,678
Loss on extinguishment of note payables, net	658,152	263,848
Gain on settlement of payables	-	(29,300)
Change in fair value of derivative liabilities	2,141,069	46,264
Non-cash effect of right of use asset	8,592	-
Changes in operating assets and liabilities:
Accounts receivable	6,000	-
Prepaid assets and other current assets	12,978	(87,581)
Security deposit	-	22,100
Accounts payable	94,349	(289,771)
Accrued interest, expenses and other current liabilities	37,842	268,224

Net cash used in operating activities	(448,646)	(1,980,162)

Cash flows from financing activities:
Proceeds from notes payable	441,762	3,073,918
Payments on notes payable	-	(1,315,000)
Sales of common stock and warrants for cash	10,000	600,000

Net cash provided by financing activities	451,762	2,358,918

Net increase in cash and cash equivalents	3,116	378,756

Cash and cash equivalents - beginning of period	1,664	117,523

Cash and cash equivalents - end of period	$4,780	$496,279

Supplemental cash flow information:
Cash paid for:
Interest	$-	$126,169
Non-cash investing and financing activities:
Shares issued and recorded as debt discount in connection with notes payable issuances and extensions	$-	$7,052
Shares issued in exchange for notes payable and accrued interest	$2,558,932	$1,510,282
Shares and warrants issued in satisfaction of accrued consulting services	$-	$7,200
Reclassification of derivative liabilities to equity	$-	$2,517,254
Bifurcated embedded conversion options and warrants recorded as derivative liability and debt discount	$2,377,818	$2,331,602
Sale of warrants recorded as derivative liabilities	$10,000	$-
Warrants and options issued for consulting services recorded as derivative liabilities	$-	$56,000
Accrued interest reclassified to notes payable principal	$-	$23,013

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

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

On August 7, 2020 the Company and Auctus Fund, LLC (“Auctus”), the Company’s largest unsecured creditor and a stockholder as of the Petition Date, filed an Amended Joint Plan of Reorganization (the “Plan”) and on October 30, 2020, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan, as amended. Amendments to the Plan are reflected in the Confirmation Order. On November 16, 2020 (the “Effective Date”), the Plan became effective. See Note 10 – Subsequent Events for additional information.

Nature of the Business

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

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. At March 31, 2020, the Company had an accumulated deficit of approximately $86,121,000 and working capital deficiency of approximately $18,363,000 For the three months ended March 31, 2020, the Company had a loss from operations of approximately $819,000 and negative cash flows from operations of approximately $449,000. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2021, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily through current cash on hand received subsequent to quarter end and additional infusions of cash from equity and debt financing.

The Company believes the following has been able to mitigate the above factors with regards to its ability to continue as a going concern: (i) as part of its Chapter 11 reorganization approximately $14,700,000 in outstanding debt and other liabilities were exchanged for (a) shares of common stock, (b) new convertible notes or (c) new convertible notes and warrants to purchase shares of common stock; (ii) the Company secured DIP financing during its Chapter 11 Case in the amount of $1,189,413 as well as an aggregate amount of $3,848,548 in debt financing from Auctus and others as part of the Company’s Chapter 11 reorganization, to sustain operations; and (iii) pursuant to the plan of reorganization, Auctus is required to loan to the Company, as needed and subject to the Company becoming current in its SEC reporting obligations, an additional amount equal to $3,500,000, less the amount of Auctus’ DIP financing ($1,226,901, inclusive of accrued interest) and its DIP costs. As a result of the above, the Company believes it has sufficient cash to fund operations for the twelve months subsequent to the filing date. In addition, the Company is seeking further funding to commence and complete a Phase 2 clinical study of the use of BRTX-100.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the unaudited condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial information as of and for the three months ended March 31, 2020 and 2019 has been prepared in accordance with GAAP for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (the “SEC”). These unaudited financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2021.

Principles of Consolidation

The unaudited condensed consolidated financial statements include include the accounts of the Company and its wholly-owned subsidiary Stem Pearls. Intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity-based transactions, revenue and expenses and disclosure of contingent liabilities at the date of the unaudited condensed consolidated financial statements. The Company bases its estimates and assumptions on historical experience, known or expected trends and various other assumptions that it believes to be reasonable. As future events and their effects cannot be determined with precision, actual results could differ from these estimates which may cause the Company’s future results to be affected.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements. Significant estimates include the carrying value of intangible assets, deferred tax asset and valuation allowance, estimated fair value of derivative liabilities stemming from convertible debt securities, and assumptions used in the Black-Scholes-Merton pricing model, such as expected volatility, risk-free interest rate, and expected divided rate.

Revenue

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

Practical Expedients

As part of ASC Topic 606, the Company has adopted several practical expedients including:

●	Significant Financing Component – the Company does not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to the customer and when the customer pays for that good or service will be one year or less.
●	Unsatisfied Performance Obligations – all performance obligations related to contracts with a duration for less than one year, the Company has elected to apply the optional exemption provided in ASC Topic 60 and therefore, is not required to disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period.
●	Right to Invoice – the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. The Company may recognize revenue in the amount to which the entity has a right to invoice.

Contract Modifications

There were no contract modifications during the three months ended March 31, 2020. Contract modifications are not routine in the performance of the Company’s contracts.

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of March 31, 2020 or December 31, 2019.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances, net of allowances for doubtful accounts. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company provides for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. The Company did not record an allowance for doubtful accounts as of March 31, 2020 and December 31, 2019, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. During the three months ended March 31, 2020 and 2019, the Company did not record a loss on impairment.

Intangible Assets

The Company records its intangible assets at cost in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other. Definite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $22,008 and $15,837 for the three months ended March 31, 2020 and 2019, respectively, and are recorded in marketing and promotion on the unaudited condensed consolidated statements of operations.

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

See Note 7 – Derivative Liabilities for additional details regarding the valuation technique and assumptions used in valuing Level 3 inputs.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. All vested outstanding options and warrants are considered potential common stock. The dilutive effect, if any, of stock options and warrants are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, options, warrants, and convertible notes have been excluded from the Company’s computation of net loss per common share for the three months ended March 31, 2020 and 2019.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	Three Months Ended March 31,
	2020		2019

Options	4,874,617		4,750,868
Warrants	8,823,490		4,601,841
Convertible notes	20,614,707,544	(1)	10,747,471	(1)
Total	20,628,405,651		20,100,180

(1) As of March 31, 2020 and 2019, many of the convertible notes had variable conversion prices and the shares issuable were estimated based on the market conditions. Pursuant to the note agreements, there were 360,796,730 and 56,462,559 shares of common stock reserved for future note conversions as of March 31, 2020 and 2019, respectively.

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

Pursuant to Accounting Standards Update (“ASU”) 2018-07 Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, the Company accounts for stock options issued to non-employees for their services in accordance ASC 718. The Company uses valuation methods and assumptions to value the stock options that are in line with the process for valuing employee stock options noted above.

Since the shares underlying the Company’s 2010 Equity Participation Plan (the “Plan”) are registered, the Company estimates the fair value of the awards granted under the Plan based on the market value of its freely tradable common stock as reported on the OTC Markets. On February 3, 2020, the Company was advised by OTC Markets Group that, based upon the closing bid price of the Company’s common stock being less than $0.001 per share for five consecutive trading days, the Company’s common stock was moved from the OTCQB Market to the Pink Market effective at market open on February 10, 2020. The fair value of the Company’s restricted equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares. Awards granted to directors are treated on the same basis as awards granted to employees. Upon the exercise of an option or warrant, the Company issues new shares of common stock out of its authorized shares.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At March 31, 2020 and December 31, 2019, the Company’s net deferred tax asset has been fully reserved.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the unaudited condensed consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the unaudited condensed consolidated statements of operations when a determination is made that such expense is likely.

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

The Multinomial Lattice Model and Black-Scholes Model were used to estimate the fair value of the ECOs of convertible notes payable, warrants, and stock options that are classified as derivative liabilities on the unaudited condensed consolidated balance sheets. The models include subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the actual volatility during the most recent historical period of time equal to the weighted average life of the instruments.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”)). The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use (“ROU”) asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the ROU asset) and interest expense (for interest on the lease liability). This standard, which the Company adopted on January 1, 2019, was applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the unaudited condensed consolidated financial statements. The adoption of ASU 2016 - 02 did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

A lease is defined as a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASC 842 and it primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

In accordance with ASC 842, Leases, the Company recognized an ROU asset and corresponding lease liability on its balance sheets for its office space lease agreement. See Note 9 for further discussion, including the impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

Leases in which the Company is the lessee are comprised of office rental. All of the leases are classified as operating leases. The Company has a lease agreement for office space with a remaining term of 4.75 years as of March 31, 2020.

Recently Issued Accounting Standards

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminated the calculation of implied goodwill fair value. Instead, companies will record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. This guidance simplifies the accounting as compared to prior GAAP. The guidance is effective for fiscal years beginning after December 15, 2019. This standard, adopted as of January 1, 2020, had no material impact on the Company’s unaudited condensed consolidated financial statements.

All newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 3 – INTANGIBLE ASSETS

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

Intangible assets consist of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization	Total
Balance as of January 1, 2019	$3,676	$1,301,500	$(491,117)	$814,059
Amortization expense	-	-	(74,895)	(74,895)
Balance as of December 31, 2019	3,676	1,301,500	(566,012)	739,164
Amortization expense	-	-	(18,724)	(18,724)
Balance as of March 31, 2020	$3,676	$1,301,500	$(584,736)	$720,440
Weighted average remaining amortization period at March 31, 2020 (in years)	0.75	9.65

Amortization of intangible assets consists of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization
Balance as of January 1, 2019	$2,944	$488,173	$491,117
Amortization expense	368	74,527	74,895
Balance as of December 31, 2019	3,312	562,700	566,012
Amortization expense	92	18,632	18,724
Balance as of March 31, 2020	$3,404	$581,332	$584,736

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of:

	March 31, 2020	December 31, 2019

Accrued payroll	$178,305	$152,308
Accrued research and development expenses	806,175	806,175
Accrued general and administrative expenses	1,325,695	1,392,743
Accrued director compensation	557,500	557,500
Accrued rent	50,875	12,438
Total accrued expenses	$2,918,550	$2,921,164

NOTE 5 – NOTES PAYABLE

A summary of the notes payable activity during the three months ended March 31, 2020 is presented below:

	Related Party Notes	Convertible Notes	Other Notes	Debt Discount	Total
Outstanding, January 1, 2020	$1,285,000	$6,768,326	$340,000	$(1,247,420)	$7,145,906
Issuances	353,762	88,000	-	-	441,762
Third-party purchases	(287,041)	287,041	-	-	-
Exchanges for equity	-	(813,393)	-	253,654	(559,739)
Conversions to equity	-	-	-	-	-
Repayments	-	-	-	-	-
Extinguishment of notes payable	-	-	-	-	-
Recognition of debt discount	-	-	-	(2,958,796)	(2,958,796)
Accretion of interest expense	-	-	-	2,886,036	2,886,036
Amortization of debt discount	-	-	-	1,066,526	1,066,526
Outstanding, March 31, 2020	$1,351,721	$6,329,974	$340,000	$-	$8,021,695

Related Party Notes

As of March 31, 2020 and December 31, 2019, related party notes consisted of notes payable issued to certain directors of the Company, family members of an officer of the Company, and the Tuxis Trust (the “Trust”). A former director and principal stockholder of the Company (the “Director/Principal Stockholder”) serves as a trustee of the Trust, which was established for the benefit of his immediate family.

During the three months ended March 31, 2020, the Company issued to a former board member notes payable in the aggregate principal amount of $353,762, which bore interest at the rate of 12% per annum and provided for original maturity date of March 10, 2020. As of March 31, 2020, these notes are in default. Subsequent to March 31, 2020, pursuant to the Bankruptcy (See Note 10 - Subsequent Events), these notes were exchanged for a Secured Convertible Note in a principal amount of $490,698.

Convertible Notes

Issuances

During the three months ended March 31, 2020, the Company issued to a certain lender a convertible note payable in the principal amount of $88,000 for aggregate cash proceeds of $85,000 The difference was recorded as a debt discount and will be amortized over the term of the note. The convertible note bore interest at 10% per annum payable at maturity with an original maturity date of January 31, 2021. The outstanding principal and accrued interest was convertible after 180 days at a conversion price of 61% of the lowest daily volume weighted average price over the twenty days prior to the conversion date. The convertible note contained a cross-default provision and was in default as of March 31, 2020. As a result, the convertible note bore a default interest of 22% per annum. Subsequent to March 31, 2020, pursuant to the Bankruptcy (see Note 10 - Subsequent Events), the convertible note, in the aggregate amount of $155,000 (including principal and accrued interest), was exchanged for 15,500,000 chares of the Company’s common stock. See below within Note 7- Derivative Liabilities for additional details regarding the ECO of the convertible note.

Embedded Conversion Options and Note Provisions

As of March 31, 2020, outstanding convertible notes in the aggregate principal amount of $5,611,168 were convertible into shares of common stock of the Company as follows: (i) $911,485 of aggregate principal amount of convertible notes were convertible at a fixed price ranging from $0.25 to $2.00 per share for the first six months following the respective issue date, and thereafter at a conversion price generally equal to 58% of the fair value of the Company’s stock, subject to adjustment, until the respective note had been paid in full, (ii) $4,096,724 of aggregate principal amount of convertible notes were convertible generally at a range of 58% to 65% of the fair value of the Company’s stock, subject to adjustment, depending on the note, and (iii) $602,959 of aggregate principal amount of convertible notes were convertible into shares of common stock of the Company at a conversion price ranging from $0.50 to $0.60 per share, subject to adjustment, and five-year warrants to purchase common stock of the Company in the same ratio. The warrants provide for an exercise price ranging from $0.75 to $0.80 per share, subject to adjustment. Convertible notes in the aggregate principal amount of $340,000 provided for a mandatory conversion into common stock of the Company and warrants to purchase common stock of the Company in the same ratio upon the completion of an underwritten public offering by the Company of its securities whereby the conversion price was to be equal to the lower of the respective original conversion terms, or 75% of the offering price for the shares of common stock of the Company, or units of shares of common stock of the Company and warrants, as the case may be, sold pursuant to the public offering. The Company analyzes the ECOs of its convertible notes at issuance to determine whether the ECO should be bifurcated and accounted for as a derivative liability or if the ECO contains a beneficial conversion feature. See below within this Note 5 – Notes Payable – Convertible Notes – Embedded Conversion Options and Note Provisions and Note 7 – Derivative Liabilities for additional details regarding the ECOs of the convertible notes.

As of March 31, 2020, a portion of convertible notes with an aggregate principal balance of $1,386,500, which were not yet convertible, were to become convertible into shares of the Company’s common stock subsequent to March 31, 2020 at a conversion price generally equal to 58% of the fair value of the Company’s stock, subject to adjustment, until the respective notes had been paid in full.

As of March 31, 2020, outstanding convertible notes in the aggregate principal amount of $1,263,750 had prepayment premiums, whereby, in the event that the Company elected to prepay certain notes during the one hundred eighty-day period following the issue date, the respective holder was entitled to receive a prepayment premium of up to 135%, depending on the note, on the then outstanding principal balance including accrued interest.

As of March 31, 2020, outstanding convertible notes in the aggregate principal amount of $4,324,882 had most favored nation (“MFN”) provisions, whereby, so long as such respective note was outstanding, upon any issuance by the Company of any security with certain identified provisions more favorable to the holder of such security, then at the respective holder’s option, those more favorable terms were to become a part of the transaction documents with the holder. As of March 31, 2020, notes with applicable MFN provisions were convertible using MFN conversion prices equal to 58% of the fair market value of the Company’s stock, as defined.

During the three months ended March 31, 2020, the Company determined that certain ECOs of issued or extended convertible notes were derivative liabilities. The aggregate issuance date value of the bifurcated ECOs was $2,493,531, of which $2,377,818 was recorded as a debt discount and is being amortized over the terms of the respective convertible notes. As of March 31, 2020, outstanding notes totaling $4,201,019 were in default. See Note 7 – Derivative Liabilities for additional details.

The conversion rights discussed above were subject to the Company’s Chapter 11 reorganization discussed below.

Conversions, Exchanges and Other

During the three months ended March 31, 2020, the Company and certain lenders exchanged convertible notes with bifurcated ECOs with an aggegate net carrying amount of $1,580,587 (including an aggregate of $523,516 of principal less debt discount of $234,301, $126,043 of accrued interest and $1,165,329 related to the separated ECOs accounted for as derivative liabilities) for an aggregate of 1,515,799,750 shares of the Company’s common stock at conversion prices ranging from $0.0001 and $0.01 per share. In addition, prior to the Petition Date, certain lenders intended to exchange outstanding debt (inclusive of accrued interest) for shares of the Company’s common stock; however, the Company did not have sufficient shares authorized or reserved to effect the exchanges. As such, the outstanding debt was exchanged as part of the Plan at a rate of 100 shares for each dollar of the allowable claim at the Effective Date.

Chapter 11 Reorganization

On March 20, 2020, the Company filed a voluntary petition commencing a case under chapter 11 of title 11 of the U.S. Code in the United States Bankruptcy Court for the Eastern District of New York. Pursuant to the Bankruptcy (see Note 10 – Subsequent Events), for any outstanding principal and interest at the date of the Company’s Chapter 11 petition (except for creditors who provided additional debt financing in connection with the Bankruptcy), 100 shares of the Company’s common stock were issued for each dollar of allowed claim, with such shares subject to leak-out restrictions prohibiting the holder from selling, without the consent of the Company, more than 33% of the issued shares during each of the three initial 30 day periods following the Effective Date. As a result of the chapter 11 reorganization, pursuant to ASC 852, Reorganizations, the Company has recorded all prepetition liabilities at the expected allowable claim amounts as of March 31, 2020. This resulted in the Company amortizing the remaining debt discount of $2,583,107 to interest expense on the unaudited condensed consolidated statements of operations.

NOTE 6 – Stockholders’ DEFICIT

Authorized Capital

Subsequent to March 31, 2020 and pursuant to the Chapter 11 plan of reorganization (see Note 10 - Subsequent Events), the Company filed a Certificate of Amendment to its Certificate of Incorporation pursuant to which, among other things, the number of shares of common stock authorized to be issued by the Company has been increased to 300,000,000,000 and the par value of the shares of its common stock has been reduced to $0.0001 per share. The effect of the change in par value has been reflected in the statement of changes in stockholders’ deficit for the three months ended March 31, 2020 and 2019.

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

Common Stock and Warrant Offering

During the three months ended March 31, 2020, the Company issued 1,000,000 shares of the Company’s common stock and a five-year immediately vested warrant for the purchase of 1,000,000 shares of the Company’s common stock with an exercise price of $0.015 per share to a certain investor for gross proceeds of $10,000. The warrants had an aggregate grant date fair value of $10,000. The warrants were subject to the Company’s sequencing policy and, as a result, were initially recorded as derivative liabilities. See Note 7 - Derivative Liabilities for additional details.

Warrant Activity Summary

In applying the Black-Scholes option pricing model to warrants granted or issued, the Company used the following assumptions:

	For the Three Months Ended
	March 31,
	2020	2019
Risk free interest rate	1.63%	2.47% - 2.62%
Contractual term (years)	5.00	1.00 - 5.00
Expected volatility	202%	140% - 150%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the warrants granted during the three months ended March 31, 2020 and 2019 was approximately $0.01 and $0.51 per share, respectively.

A summary of the warrant activity during the three months ended March 31, 2020 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, January 1, 2020	8,379,177	$1.43
Granted	1,000,000	0.015
Exercised	-	-
Forfeited	(555,687)	1.06
Outstanding, March 31, 2020	8,823,490	$1.29	3.5	$-

Exercisable, March 31, 2020	8,823,490	$1.29	3.5	$-

The following table presents information related to stock warrants at March 31, 2020:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$0.00 - $0.015	1,000,000	4.8	1,000,000
$0.20 - $1.99	5,662,301	3.8	5,662,301
$2.00 - $2.99	75,000	3.6	75,000
$3.00 - $3.99	70,000	3.3	70,000
$4.00 - $4.99	1,759,976	1.4	1,759,976
$5.00 - $5.99	182,667	1.2	182,667
$6.00 - $7.99	40,000	0.3	40,000
$10.00 - $15.00	33,546	0.2	33,546
	8,823,490	3.5	8,823,490

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

For the Three Months Ended
March 31,
	2020	2019
Risk free interest rate	-%	2.21% - 2.62%
Expected term (years)	-	0.07 – 5.00
Expected volatility	-%	104% - 156%

The Company did not issue stock options during the three months ended March 31, 2020.

The weighted average estimated fair value of the stock options granted during the three months ended March 31, 2019 was approximately $44,247 per share.

A summary of the option activity during the three months ended March 31, 2020 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2020	4,879,617	$0.99
Granted	-	-
Forfeited	(5,000)	3.71
Outstanding, March 31, 2020	4,874,617	$0.98	6.9	$-

Exercisable, March 31, 2020	4,063,292	$1.03	6.6	$-

The following table presents information related to stock options at March 31, 2020:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.26 - $0.74	175,000	9.4	175,000
$0.75 - $0.99	4,622,117	6.6	3,810,791
$1.00 - $5.99	5,000	4.2	5,000
$6.00 - $19.99	37,500	3.8	37,500
$20.00 - $30.00	35,000	2.0	35,000
	4,874,617	6.6	4,063,291

The following table presents information related to stock option expense:

				Weighted Average
				Remaining
	For the Three Months Ended		Unrecognized at	Amortization
	March 31,		March 31,	Period
	2020	2019	2020	(Years)
Consulting	$34,012	$296,081	$79,358	0.6
Research and development	60,104	149,794	203,679	1.3
General and administrative	127,765	283,802	290,000	0.6
	$221,881	$729,677	$573,037	0.9

NOTE 7 – DERIVATIVE LIABILITIES

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2020	$915,959
Issuance of derivative liabilities	2,483,532
Extinguishment of derivative liabilities in connection with convertible note repayments and exchanges	(1,165,329)
Change in fair value of derivative liabilities	2,141,069
Reclassification of derivative liabilities to equity	-
Beginning balance as of March 31, 2020	$4,375,231

In applying the Multinomial Lattice and Black-Scholes option pricing models to derivatives issued and outstanding during the three months ended March 31, 2020 and 2019, the Company used the following assumptions:

	For the Three Months Ended
	March 31,
	2020	2019
Risk free interest rate	0.06% - 2.16%	2.21% - 2.62%
Expected term (years)	0.02 – 5.00	0.07 – 5.00
Expected volatility	54% - 163%	104% - 156%
Expected dividends	0.00%	0.00%

During the three months ended March 31, 2020, the Company recorded new derivative liabilities in the aggregate amount of $2,473,532 and $10,000 related to the ECOs of certain convertible notes payable and warrants subject to sequencing, respectively. See Note 5 – Notes Payable – Convertible Notes for additional details. See Note 6 – Stockholders’ Deficit for warrants issued and deemed to be derivative liabilities.

During the three months ended March 31, 2020, the Company extinguished an aggregate of $1,165,329 of derivative liabilities in connection with the exchanges of certain convertible notes payable into shares of the Company’s common stock. See Note 5 – Notes Payable – Conversions, Exchanges and Other for additional details.

On March 31, 2020, the Company recomputed the fair value of ECOs recorded as derivative liabilities to be $4,375,231. The Company recorded a loss on the change in fair value of these derivative liabilities of $2,141,069 for the three months ended March 31, 2020.

On March 31, 2020, the Company recomputed the fair value of the derivative liabilities related to outstanding warrants to be $-. These warrants are either redeemable for cash equal to the Black-Scholes value, as defined, at the election of the warrant holder upon a fundamental transaction pursuant to the warrant terms or were issued subsequent to the commencement of sequencing. The Company did not record a gain or loss on the change in fair value of these derivative liabilities for the three months ended March 31, 2020.

Note 8 - COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company is a party to a lease for 6,800 square feet of space located in Melville, New York (the “Melville Lease”) with respect to its corporate and laboratory operations. The Melville Lease was scheduled to expire in March 2020 (subject to extension at the option of the Company for a period of five years) and provided for an annual base rental during the initial term ranging between $132,600 and $149,260. In June 2019, the Company exercised its option to extend the Melville Lease and entered into a lease amendment with the lessor whereby the five-year extension term commenced on January 1, 2020 with annual base rent ranging between $153,748 and $173,060. Rent expense for the Melville office was $- and $30,000 for the three months ended March 31, 2020 and 2019, respectively. See Note 9 – Leases for additional detail.

Litigation, Claims and Assessments

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

Bonus Accruals

As of March 31, 2020 and December 31, 2019, the Company had remaining accruals of approximately $0 and $27,000, respectively, for bonus milestones which were achieved in prior years and remain unpaid.

Appointment or Departure of Directors and Certain Officers

The Company and Mark Weinreb, its former Chief Executive Officer (“ Former CEO”), were parties to an employment agreement that, as amended, was to expire on December 31, 2019. Pursuant to the employment agreement, as amended, in the event that (a) the Former CEO’s employment was terminated by the Company without cause, or (b) the Former CEO terminated his employment for “good reason” (each as defined in the employment agreement), or (c) the term of the Former CEO’s employment agreement was not extended beyond December 31, 2019 and within three months of such expiration date, his employment was terminated by the Company without “cause” or the Former CEO terminated his employment for any reason, the Former CEO was to be entitled to receive severance in an amount equal to his then annual base salary and certain benefits, plus $100,000 (in lieu of bonus). Further, in the event that the Former CEO’s employment was terminated by the Company without cause, or the Former CEO terminated his employment for “good reason”, following a “change in control” (as defined in the employment agreement), the Former CEO would be entitled to receive severance in an amount equal to one and one-half times his then annual base salary and certain benefits, plus $300,000 (in lieu of bonus). Additionally, as part of the amended employment agreement, the Former CEO was entitled to new performance-based cash bonuses payable for the years ending December 31, 2018 and 2019, such that an aggregate of up to 50% of the Former CEO’s then annual base salary per annum could be earned for such year pursuant to the satisfaction of such goals. The Former CEO resigned his employment with the Company on November 16, 2020, the effective date of the Chapter 11 reorganization. Based upon such termination of employment, the Former CEO was entitled to receive his severance of $400,000 and certain benefits plus $100,000, and the option accelerations as discussed above. The severance amount was generally considered an unsecured claim in the Company’s Chapter 11 Case and the Former CEO received shares of the Company’s common stock in exchange for such claim in a manner consistent with other unsecured creditors.

On March 16, 2020, the Company and Mark Weinreb, its Chief Executive Officer, entered into an agreement pursuant to which, among other matters, the term of his employment agreement with the Company was extended to the earlier of (i) September 30, 2020 or (ii) the effective date of a plan of liquidation of the Company.

Conversion of Convertible Notes

During the three months ended March 31, 2020, certain lenders requested to exchange a portion of their outstanding convertible note principal and accrued interest for shares of the Company’s common stock. As of the Petition Date these shares had yet to be issued to the lenders; however, the shares of the Company’s common stock issued for unsecured claims as part of the Plan to the certain lenders represented the aggregate unsecured claims less the principal and accrued interest that was represented in the uneffected exchanges. The Company believes that there may be a potential contingency related to the non-issued shares that would be settled in shares of the Company’s common stock and not monetary compensation.

Note 9 - LEASES

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

The following table presents net lease cost and other supplemental lease information:

Three Months Ended March 31, 2020
Lease cost
Operating lease cost (cost resulting from lease payments)	$38,437
Short term lease cost	-
Sublease income	-
Net lease cost	$38,437

Operating lease – operating cash flows (fixed payments)	$38,437
Operating lease – operating cash flows (liability reduction)	$20,419
Non-current leases – right of use assets	$560,883
Current liabilities – operating lease liabilities	$89,222
Non-current liabilities – operating lease liabilities	$497,714

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the three months ended March 31, 2020:

Fiscal Year	Operating Leases
Remainder of 2020	$115,311
2021	158,372
2022	163,132
2023	168,028
2024	173,060
Total future minimum lease payments	777,903
Amount representing interest	(190,967)
Present value of net future minimum lease payments	$586,936

Note 10 – SUBSEQUENT EVENTS

Chapter 11 Reorganization

On August 7, 2020, the Company and Auctus, the Company’s largest unsecured creditor and a stockholder as of the Petition Date, filed an Amended Joint Plan of Reorganization (the “Plan”) and on October 30, 2020, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan, as amended. Amendments to the Plan are reflected in the Confirmation Order. On November 16, 2020 (the “Effective Date”), the Plan became effective.

The material features of the Plan, as amended and confirmed by the Confirmation Order, are as follows:

i.	Treatment of the financing to the Company by Auctus of up to $7,000,000 which Auctus has provided or committed to provide consisting of the debtor-in-possession loans made to the Company by Auctus during the Chapter 11 Case (the “DIP Funding”) and additional funding as described below.

ii.	Auctus has provided $3,500,000 in funding to the Company (the “Initial Auctus Funding”) and is to provide, subject to certain conditions, additional funding to the Company, as needed, in an amount equal to $3,500,000, less the sum of the debtor-in-possession loans made to the Company by Auctus during the Chapter 11 Case (inclusive of accrued interest) (approximately $1,227,000 as of the Effective Date) and the costs incurred by Auctus as the debtor-in-possession lender (the “DIP Costs”). In addition, four other persons and entitles (collectively, the “Other Lenders”) who held allowed general unsecured claims provided funding to the Company in the aggregate amount of approximately $348,000 (the “Other Funding” and together with the Initial Auctus Funding, the “Funding”). In consideration of the Funding, the Company has issued the following:

a.	Secured convertible notes of the Company (each, a “Secured Convertible Note”) in the principal amount equal to the Funding; the payment of the Secured Convertible Notes is secured by the grant of a security interest in substantially all of the Company’s assets; the Secured Convertible Notes have the following features:

●	Maturity date of three years following the Effective Date;
●	Interest at the rate of 7% per annum;
●	The right of the holder to convert the indebtedness into shares of common stock of the Company at a price equal to the volume weighted average price for the common stock over the five trading days immediately preceding the conversion; and
●	Mandatory conversion of all indebtedness at such time as the common stock is listed on the Nasdaq Capital Market or another senior exchange on the same terms as provided to investors in connection with a public offering undertaken in connection with such listing;

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

c.	Warrants (each, a “Class B Warrant” and together with the Class A Warrants, the “Plan Warrants”) to purchase a number of shares of common stock equal to the Funding provided divided by $0.001 (a total of 3,500,000,000 Class B Warrants in consideration of the Initial Auctus Funding and a total of approximately 348,500,000 Class B Warrants in the aggregate in consideration of the Other Funding), such Class B Warrants having an exercise price of $0.001 per share.

iii.	The obligation to Auctus with respect to the DIP Funding has been exchanged for the following:

a.	A Secured Convertible Note in the principal amount of approximately $1,349,591 (110% DIP Funding);

b.	A Class A Warrant to purchase 2,453,802,480 shares of common stock; and

c.	A Class B Warrant to purchase 1,226,901,240 shares of common stock (as to which 382,226,703 shares of common stock have been exercised on a net exercise basis, pursuant to the terms of the Class B Warrant, with respect to the issuance of 361,176,200 shares of common stock).

In addition, Auctus shall be entitled to receive a Secured Convertible Note, a Class A Warrant and a Class B Warrant in exchange for its allowed DIP Costs and allowed Plan costs in a manner in which the DIP Funding was treated.

The claim arising from the secured promissory notes of the Company, dated February 20, 2020 and February 26, 2020, in the original principal amounts of $320,200.49 and $33,561.50, respectively, issued to John Desmarais (“Desmarais”) (collectively, the “Desmarais Notes”), was treated as an allowed secured claim in the aggregate amount of $490,698.81 and was exchanged for a Secured Convertible Note in such amount.

iv.	The claim arising from the promissory note issued in June 2016 by the Company to Desmarais in the original principal amount of $175,000 was treated as an allowed general unsecured claim in the amount of $245,191.78 and was satisfied and exchanged for 24,519,200 shares of common stock.

v.	The claim arising from the promissory note issued in June 2016 by the Company to Tuxis Trust, an entity related to Desmarais, in the original principal amount of $500,000 was treated as follows:

a.	$444,534,43 was treated as an allowed general unsecured claim in such amount and exchanged for 44,453,400 shares of common stock; and

b.	$309,301.19 was treated as an allowed secured claim in such amount and exchanged for a Secured Convertible Note in such amount.

vi.	Holders of allowed general unsecured claims (other than Auctus and the Other Lenders) received an aggregate of 1,049,726,797 shares of common stock (in book entry form) in exchange for approximately $10,497,268 in outstanding accounts payable and convertible debt (including accrued interest), with such shares being subject to a leak-out restriction prohibiting each holder from selling, without consent of the Company, more than 33% of its shares during each of the three initial 30 day periods following the Effective Date.

vii.	Auctus and the Other Lenders have been issued, in respect of their allowed general unsecured claims ($3,261,819 in the case of Auctus and an aggregate of approximately $382,400 in the case of the Other Lenders), a convertible promissory note of the Company (each, an “Unsecured Convertible Note”) in the allowed amount of the claim, which Unsecured Convertible Notes have the following material features:

a.	Maturity date of three years from the Effective Date;

b.	Interest at the rate of 5% per annum;

c.	The right of the holder to convert the indebtedness into shares of common stock at a price equal to the volume weighted average for the common stock over the five trading days immediately preceding the conversion;

d.	Mandatory conversion of all outstanding indebtedness at such time as the common stock listed on the Nasdaq Capital Market or another senior exchange on the same terms as provided to investors in connection with a public offering undertaken in connection with such listing; and

e.	A leak-out restriction prohibiting each holder from selling, without the consent of the Company, more than 16.6% of the underlying shares received upon conversion during each of the six initial 30 day periods following the Effective Date.

viii.	The issuance of (a) the shares of common stock and the Unsecured Convertible Notes to the holders of allowed general unsecured claims and (b) the Secured Convertible Notes and Plan Warrants to Auctus in exchange for the DIP Funding and any common stock into which those Secured Convertible Notes and those Plan Warrants may be converted is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the Bankruptcy Code Section 1145. Such securities shall be freely transferrable subject to Section 1145(b)(i) of the Bankruptcy Code.

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

Appointment or Departure of Directors and Certain Officers

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

On March 18, 2021, Nickolay Kukekov was elected a director of the Company.

On March 18, 2021, the Company’s Board of Directors adopted the BioRestorative Therapies, Inc. 2021 Stock Incentive Plan (the “Plan”). Pursuant to the Plan, a total of 4,700,000,000 shares of common stock are authorized to be issued pursuant to the grant of stock options, restricted stock units, restricted stock and stock appreciation rights.

On March 18, 2021, the Company and Lance Alstodt, its President, Chief Executive Officer and Chairman of the Board, entered into an employment agreement (the “Alstodt Employment Agreement”) which provides for a term ending on March 18, 2026. Pursuant to the Alstodt Employment Agreement, Mr. Alstodt is entitled to receive initially an annual salary of $250,000. Mr. Alstodt’s annual salary will increase by $50,000 per year. In addition, in the event certain performance goals are met, Mr. Alstodt’s salary will increase by $150,000. The Alstodt Employment Agreement also provides for the grant to Mr. Alstodt pursuant to the Plan of (i) a ten year option for the purchase of 1,173,917,974 shares of common stock of the Company and (ii) 586,958,987 restricted stock units of the Company (“RSUs”).

On March 18, 2021, the Company and Francisco Silva, its Vice President, Research and Development, entered into an employment agreement (the “Silva Employment Agreement”) which provides for a term ending on March 18, 2026. Pursuant to the Silva Employment Agreement, Mr. Silva is entitled to receive initially an annual salary of $225,000. Mr. Silva’s annual salary will increase by $50,000 per year. In addition, in the event certain performance goals are met, Mr. Silva’s salary will increase by $150,000. The Silva Employment Agreement also provides for the grant to Mr. Silva pursuant to the Plan of (i) a ten year option for the purchase of 1,173,917,974 shares of common stock of the Company and (ii) 586,958,987 RSUs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 18, 2021, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

●	our ability to obtain financing needed to commence and complete our clinical trials;
●	our ability to achieve and sustain profitability of the existing lines of business through expansion;
●	our ability to attract and retain world-class research and development talent;
●	our ability to identify potential acquisition targets within predetermined parameters;
●	our ability to successfully execute acquisitions, integrate the acquired businesses and create synergies;
●	our ability to attract and retain key science, technology or management personnel and to expand our management team;
●	the accuracy of estimates regarding expenses, future revenue, capital requirements, profitability, and needs for additional financing;
●	business interruptions resulting from geo-political actions, including war, and terrorism or disease outbreaks (such as the recent outbreak of COVID-19);
●	our ability to attract and retain clients; and
●	our ability to navigate through the increasingly complex therapeutic regulatory environment.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes in the future operating results over time, except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to BioRestorative Therapies, Inc., a Delaware corporation (“BRT”), and its wholly owned subsidiary, Stem Pearls, LLC, a Delaware limited liability company (“Stem Pearls”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Intellectual Property

This report includes references to our federally registered trademarks, BioRestorative Therapies and Dragonfly design, BRTX-100, ThermoStem and Stem Pearls. We also own an allowed trademark application for BRTX. The Dragonfly Logo is also registered with the U.S. Copyright Office. This report also includes references to trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this report appear without the ®, SM or ™ symbols, and copyrighted content appears without the use of the symbol ©, but the absence of use of these symbols does not reflect upon the validity or enforceability of the intellectual property owned by us or third parties

Corporate History

BioRestorative Therapies, Inc. has one wholly-owned subsidiary, Stem Pearls. BioRestorative Therapies, Inc. and its subsidiary are referred to collectively as “BRT” or the “Company”.

On March 20, 2020 (the “Petition Date”), the Company filed a voluntary petition commencing a case (the “Chapter 11 Case”) under Chapter 11 of title 11 of the U.S. Code in the United States Bankruptcy Court for the Eastern District of New York (the “Bankruptcy Court”).

On August 7, 2020 the Company and Auctus Fund, LLC (“Auctus”), the Company’s largest unsecured creditor and a stockholder as of the Petition Date, filed an Amended Joint Plan of Reorganization (the “Plan”) and on October 30, 2020, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan, as amended. Amendments to the Plan are reflected in the Confirmation Order. On November 16, 2020 (the “Effective Date”), the Plan became effective. See Note 10 – Subsequent Events in Party I, Item I of this report for additional information.

Business Overview

We develop therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells. We are currently pursuing our Disc/Spine Program with our initial investigational therapeutic product and lead cell therapy candidate being called BRTX-100. We submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial investigating the use of BRTX-100 in the treatment of chronic lower back pain arising from degenerative disc disease. We have received such authorization from the FDA. We intend to commence such clinical trial during the third quarter of 2021 (assuming the receipt of necessary funding). We have obtained a license to use technology for investigational adult stem cell treatment of disc and spine conditions, including protruding and bulging lumbar discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the leg and foot. We are also developing our ThermoStem Program. This pre-clinical program involves the use of brown adipose (fat) in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies. United States patents related to the ThermoStem Program were issued in September 2015, January 2019, and March 2020; a notice of allowance was issued in November 2020 for a United States patent application in the ThermoStem Program and is expected to issue in 2021; Australian patents related to the ThermoStem Program were issued in April 2017 and October 2019; a Japanese patent related to the ThermoStem Program was issued in December 2017; Israeli patents related to the ThermoStem Program were issued in October 2019 and May 2020; and European patents related to the ThermoStem Program were issued in April 2020 and January 2021.

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

Revenue

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

Our financial results for the three months ended March 31, 2020 are summarized as follows in comparison to the three months ended March 31, 2019:

	For The Three Months Ended
	March 31,
	2020	2019
Revenues	$26,000	$29,000

Operating Expenses:
Marketing and promotion	22,008	15,837
Consulting	34,012	599,734
Research and development	186,328	455,006
General and administrative	602,641	1,286,759
Total Operating Expenses	844,989	2,357,336
Loss From Operations	(818,989)	(2,328,336)

Other Expense:
Interest expense	(2,866,036)	(316,944)
Amortization of debt discount	(1,066,526)	(743,142)
Loss on extinguishment of notes payable, net	(658,152)	(448,486)
Change in fair value of derivative liabilities	(2,141,069)	(46,264)
Total Other Expense	(6,731,783)	(1,554,836)
Net Loss	$(7,550,772)	(3,883,836)

Revenues

For the three months ended March 31, 2020 and 2019, we generated $26,000 and $29,000, respectively, of royalty revenue in connection with our sublicense agreement.

Marketing and Promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the three months ended March 31, 2020, marketing and promotion expenses increased by $6,171, or 39%, from $15,837 to $22,008 as compared to the three months ended March 31, 2019.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended March 31, 2020, consulting expenses decreased by $565,722, or 94%, from $599,734 to $34,012, as compared to the three months ended March 31, 2019. The decrease is primarily due to the Company eliminating the use of consultants as a result of reduced spending as the Company prepared to enter Chapter 11.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended March 31, 2020, research and development expenses decreased by $268,678, or 59%, from $455,006 to $186,328, as compared to the three months ended March 31, 2019. The decrease is primarily due to the Company eliminating costs as a result of reduced spending as the Company prepared to enter Chapter 11.

We expect that our research and development expenses will increase with the recommencement of our research and development initiatives during the year ending December 31, 2021, following our emergence from Chapter 11.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of our Vice President of Research and Development and our laboratory staff), as well as corporate expenses such as legal and professional fees, investor relations and occupancy related expenses. For the three months ended March 31, 2020, general and administrative expenses decreased by $684,118, or 53%, from $1,286,759 to $602,641, as compared to the three months ended March 31, 2019. The decrease is primarily due to the Company eliminating certain costs as a result of reduced spending as the Company prepared to enter Chapter 11.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business during the year ending December 31, 2021, following our emergence from Chapter 11.

Interest expense

For the three months ended March 31, 2020, interest expense increased $2,549,092, or 804%, as compared to the three months ended March 31, 2019. The increase was due to the Company fully amortizing the remaining debt discount at March 31, 2020, of $2,583,1078 as compared to the three months ended March 31, 2019.

Amortization of debt discount

For the three months ended March 31, 2020, amortization of debt discount increased $323,384, or 44%, as compared to the three months ended March 31, 2019. The increase was primarily due to increased exchanges of convertible notes and the timing of the recognition of expense related to the bifurcated embedded conversion options of convertible notes.

Loss on extinguishment of notes payable, net

For the three months ended March 31, 2020, we recorded a loss on extinguishment of notes payable, net of $658,152, as compared to a loss on extinguishment of notes payable, net of $448,486 for the three months ended March 31, 2019. The increase is associated with debtholders’ exchanges of debt into equity securities.

Change in fair value of derivative liabilities

For the three months ended March 31, 2020, we recorded a loss related to the change in fair value of derivative liabilities of $2,141,069 due to the increase in time value of embedded conversion options within certain convertible notes payable, as compared to a loss related to the change in fair value of derivative liabilities of $46,264 for the three months ended March 31, 2019.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	March 31,	December 31,
	2020	2019

Cash	$4,780	$1,664

Working Capital Deficiency	$(18,363,075)	$(13,651,716)

Notes Payable (Gross)	$8,021,695	$8,393,327

Availability of Additional Funds

Based upon our working capital deficiency and stockholders’ deficit of $18,363,075 and $17,536,105, respectively, as of March 31, 2020, as of such date, we required additional equity and/or debt financing to continue our operations.

As of March 31, 2020, our outstanding debt of $8,021,695, together with interest at rates ranging between 12% and 15% per annum, was due on various dates through December 18, 2020.

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

We may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms. We have granted a security interest in all of our assets to certain lenders, including Auctus, in connection with our Chapter 11 plan of reorganization. This may impede our ability to raise additional debt financing. In addition, future financing may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms.

Our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the unaudited condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The following has been able to mitigate the above factors with regards to our ability to continue as a going concern: (i) as part of our Chapter 11 reorganization approximately $14,700,000 in outstanding debt and other liabilities were exchanged for (a) shares of common stock, (b) new convertible notes or (c) new convertible notes and warrants to purchase shares of common stock; (ii) we secured DIP financing during our Chapter 11 reorganization in the aggregate amount of $1,189,413, and $3,848,548 in debt financing as part of our Chapter 11 reorganization to sustain operations; and (iii) pursuant to the plan of reorganization, Auctus is required to loan to us, as needed and subject to our becoming current in our SEC reporting obligations, an additional amount equal to $3,500,000, less the amount of Auctus’ DIP financing ($1,226,901, inclusive of accrued interest) and its DIP costs. As a result of the above, we have sufficient cash to fund operations for the twelve months subsequent to the filing date. In addition, the Company will need to obtain further funding of at least $12,000,000 to commence and complete a Phase 2 clinical study of the use of BRTX-100.

Cash Flows

During the three months ended March 31, 2020 and 2019, our sources and uses of cash were as follows:

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(448,646)	$(1,980,162)
Net cash provided by financing activities	451,762	2,358,918
Increase in cash	$3,116	$378,756

Operating Activities

Net cash used in operating activities was $448,646 for the three months ended March 31, 2020, primarily due to the net loss of $7,550,772 which was partially offset by non-cash expenses of $6,950,957 related to amortization of debt discount, accretion of interest expense, stock-based compensation, change in fair value of derivative liabilities, and loss on extinguishment of notes payable and $151,169 of cash provided by changes in the levels of operating assets and liabilities, primarily as a result of decreases in accounts payable and increases in prepaid expenses and other current assets, partially offset by an increase in accrued interest, expenses and other current liabilities. Net cash used by operating activities was $1,980,162 for the three months ended March 31, 2019, primarily due to net loss of $3,883,172, which was partially offset by non-cash expenses of $1,990,038 related to stock-based compensation and $87,028 of cash used by changes in the levels of operating assets and liabilities, primarily as a result of decreases in accounts payable and increases in prepaid expenses and other current assets, partially offset by an increase in accrued interest, expenses and other current liabilities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 was $451,762, which was primarily due to $441,762 of net proceeds from debt financings and $10,000 of net proceeds from an equity financing. Net cash provided by financing activities for the three months ended March 31, 2019 was $2,358,918, which was due to $3,073,918 of net proceeds from debt financings and $600,000 of net proceeds from equity financing, partially offset by payments on notes payable of $1,315,000.

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

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Significant Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements included herein for the quarter ended March 31, 2020 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 18, 2021.

Fair Value Measurement

The fair value measurement guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in the valuation of an asset or liability. It establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under the fair value measurement guidance are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the periods. Our significant estimates and assumptions include the recoverability and useful lives of long-lived assets, the fair value of our common stock, stock-based compensation, warrants issued in connection with notes payable, derivative liabilities and the valuation allowance related to our deferred tax assets. Certain of our estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to us and general economic conditions. It is reasonably possible that these external factors could have an effect on our estimates and could cause actual results to differ from those estimates.

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

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in our unaudited condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts, or temporary differences, at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

We adopted the provisions of Accounting Standards Codification (“ASC”) Topic 740-10, which prescribes a recognition threshold and measurement process for unaudited condensed consolidated financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

Derivative Financial Instruments

We evaluate our convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 of the Financial Accounting Standards Board ASC. The accounting treatment of derivative financial instruments requires that we record embedded conversion options (“ECOs”) and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. Conversion options are recorded as a discount to the host instrument and are amortized as amortization of debt discount on the unaudited condensed consolidated financial statements over the life of the underlying instrument. We reassess the classification of our derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

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

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our unaudited condensed consolidated financial statements herein for the quarter ended March 31, 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer, who is also our principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of March 31, 2020. Management has not completed such evaluation and, as such, has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer, who is also our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of March 31, 2020 were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management and the Company’s consolidated subsidiaries are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its unaudited condensed consolidated financial statements for external reporting purposes in accordance with GAAP.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2020 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim unaudited condensed consolidated financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

Other than described above there have been no changes in our internal control over financial reporting that occurred during our first quarter of 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

An investment in our common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 18, 2021, in addition to other information contained in those reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the three months ended March 31, 2020, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as transactions by an issuer not involving any public offering or Section 3(a)(9) of the Securities Act as a security exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2018, our Quarterly Report on Form 10-Q for the period ended September 30, 2019, Current Reports on Form 8-K filed with the Securities and Exchange Commission, and press releases made by us), and we were available to answer questions by prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficiency and for other corporate purposes.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price	Term (Years)	Purchaser(s)	Consideration(1)
1/2/2020	8,816,698	-	-	-	(2)	$22,400	(3)
1/3/2020	21,491,659	-	-	-	(2)	$50,495	(3)
1/6/2020	2,000,000	-	-	-	(2)	$5,460	(3)
1/7/2020	19,005,770	-	-	-	(2)	$48,431	(3)
1/8/2020	13,708,092	-	-	-	(2)	$49,459	(3)
1/9/2020	21,924,215	-	-	-	(2)	$51,031	(3)
1/10/2020	-	1,000,000	$0.015	5.0	(2)	$10,000	(3)
1/10/2020	10,971,915	-	-	-	(2)	$29,897	(3)
1/13/2020	15,348,679	-	-	-	(2)	$47,677	(3)
1/14/2020	14,697,339	-	-	-	(2)	$32,171	(3)
1/15/2020	19,560,954	-	-	-	(2)	$52,689	(3)
1/17/2020	8,919,974	-	-	-	(2)	$15,003	(3)
1/20/2020	10,400,000	-	-	-	(2)	$17,680	(3)
1/21/2020	8,000,000	-	-	-	(2)	$11,200	(3)
1/22/2020	57,330,657	-	-	-	(2)	$93,673	(3)
1/23/2020	28,437,198	-	-	-	(2)	$32,164	(3)
1/24/2020	13,643,935	-	-	-	(2)	$15,036	(3)
1/27/2020	36,900,000	-	-	-	(2)	$40,629	(3)
1/28/2020	65,482,820	-	-	-	(2)	$56,328	(3)
1/29/2020	49,741,600	-	-	-	(2)	$33,945	(3)
1/30/2020	23,000,000	-	-	-	(2)	$13,800	(3)
1/31/2020	26,312,182	-	-	-	(2)	$11,577	(3)
2/3/2020	96,046,442	-	-	-	(2)	$41,985	(3)
2/4/2020	57,837,500	-	-	-	(2)	$23,135	(3)
2/5/2020	46,076,256	-	-	-	(2)	$21,723	(3)
2/6/2020	34,400,000	-	-	-	(2)	$13,760	(3)
2/7/2020	76,816,800	-	-	-	(2)	$17,667	(3)
2/10/2020	42,200,000	-	-	-	(2)	$7,174	(3)
2/11/2020	82,716,750	-	-	-	(2)	$13,678	(3)
2/13/2020	47,450,000	-	-	-	(2)	$5,694	(3)
2/19/2020	51,700,000	-	-	-	(2)	$6,204	(3)
2/20/2020	203,480,727	-	-	-	(2)	$25,950	(3)
2/21/2020	117,471,459	-	-	-	(2)	$13,855	(3)
2/24/2020	66,313,462	-	-	-	(2)	$5,769	(3)
2/25/2020	63,130,000	-	-	-	(2)	$7,576	(3)
2/27/2020	54,466,667	-	-	-	(2)	$3,268	(3)

(1)	The value of the non-cash consideration was eliminated to be the fair value of our restricted common stock. Since our shares are thinly traded in the open market, the fair value of our equity instruments was estimated based on observations of the cash sale prices of both restricted shares and freely tradeable shares.

(2)	Accredited investor.

(3)	Issued in connection with the exchange of convertible notes payable.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Certificate of Incorporation, as amended	10-K	3.1	03/18/2021
3.2	Bylaws	8-K	3.4	12/23/2014
31.1*	Certification of Principal Executive Officer
31.2*	Ceritfication of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIORESTORATIVE THERAPIES, INC.

By:	/s/ Lance Alstodt
Lance Alstodt
Chief Executive Officer, President, and Chairman of the Board
(Principal Executive Officer and Principal Financial Officer)
Date: March 29, 2021

