Form 10-Q
period 2020-09-30
BioRestorative Therapies, Inc.
filed 2021-04-12
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

(DEBTOR-IN-POSSESSION)

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

(DEBTOR-IN-POSSESSION)

CONDENSED Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS

Current Assets:
Cash	$175,994	$1,664
Accounts receivable	15,000	32,000
Prepaid expenses	23,440	35,199
Total Current Assets	214,434	68,863

Equipment, net	28,657	68,402
Right of use asset	502,860	589,894
Intangible assets, net	682,992	739,164

Total Assets	$1,428,943	$1,466,323

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$50,672	$1,954,427
Accrued expenses and other current liabilities	86,164	2,921,164
Accrued interest	25,849	697,658
Lease liability	97,081	85,465
Notes payable, net of debt discount of $0 and $1,247,422, respectively	-	7,145,906
Debtor-in-possession financing	1,114,713	-
Derivative liabilities	-	915,959
Total Current Liabilities	1,374,479	13,720,579

Lease liability, net of current portion	447,142	521,890

Liabilities subject to compromise	14,700,000	-

Total Liabilities	16,521,621	14,242,469

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.01 par value; Authorized, 20,000,000 shares; none issued and outstanding at September 30, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value; Authorized, 300,000,000,000 shares; Issued and outstanding 1,594,651,383 and 77,851,633, respectively	159,467	7,787
Additional paid in capital	68,829,376	65,786,213
Accumulated deficit	(84,081,521)	(78,570,146)

Total Stockholders’ Deficit	(15,092,678)	(12,776,146)

Total Liabilities and Stockholders’ Deficit	$1,428,943	$1,466,323

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

(DEBtor-in-possession)

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenues	$15,000	$38,000	$60,000	$98,000

Operating expenses:
Marketing and promotion	150	156,179	28,281	280,865
Consulting	33,594	373,975	101,195	1,507,582
Research and development	251,036	409,815	698,917	1,306,544
General and administrative	340,485	917,027	1,129,218	3,279,145
Total operating expenses	625,265	1,856,996	1,957,611	6,374,136

Loss from operations	(610,265)	(1,818,996)	(1,897,611)	(6,276,136)

Other expense:
Interest expense	(42,611)	(394,816)	(345,936)	(1,039,727)
Amortization of debt discount	-	(1,487,501)	(1,066,526)	(3,221,904)
Loss on extinguishment of notes payable, net	-	(1,290,623)	(658,152)	(2,291,218)
Change in fair value of derivative liabilites	-	(65,037)	(2,141,069)	(268,350)
Reorganization items, net	(183,387)	-	597,919	-
Total other expense	(225,998)	(3,237,977)	(3,613,764)	(6,821,199)

Net loss	$(836,263)	$(5,056,973)	$(5,511,375)	$(13,097,335)

Net Loss Per Share
- Basic and Diluted	$(0.00)	$(0.23)	$(0.00)	$(0.74)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	1,594,651,383	21,520,371	1,383,898,879	17,601,908

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

(debtor-inpossession)

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2020	77,851,633	$7,787	$65,786,213	$(78,570,146)	$(12,776,146)

Shares and warrants issued for cash	1,000,000	100	9,900	-	10,000
Shares issued in exchange of notes payable and accrued interest	1,515,799,750	151,580	2,407,352	-	2,558,932
Stock-based compensation:
- options	-	-	221,881	-	221,881
Net loss	-	-	-	(7,550,772)	(7,550,772)
Balance as of March 31, 2020	1,594,651,383	159,467	68,425,346	(86,120,918)	(17,536,105)

Stock-based compensation:
- options	-	-	219,264	-	219,264
Net income	-	-	-	2,875,660	2,875,660
Balance as of June 30, 2020	1,594,651,383	159,467	68,644,610	(83,245,258)	(14,441,181)

Stock-based compensation:
- options	-	-	184,766	-	184,766
Net loss	-	-	-	(836,263)	(836,263)

Balance as of September 30, 2020	1,594,651,383	$159,467	$68,829,376	$(84,081,521)	$(15,092,678)

Balance at January 1, 2019	11,728,394	$1,173	$55,280,045	$(63,922,256)	$(8,641,038)

Shares and warrants issued for cash	1,000,000	100	99,900	-	100,000
Shares issued in satisfaction of accrued consulting services	10,000	1	7,199	-	7,200
Shares issued in exchange for notes payable and accrued interest	1,984,017	198	1,510,084	-	1,510,282
Shares issued and recorded as debt discount in connection with a note payable issuances and extensions	10,000	1	7,051	-	7,052
Reclassification of derivative liabilities to equity	-	-	2,517,254	-	2,517,254
Stock-based compensation:
- options	-	-	729,678	-	729,678
Net loss	-	-	-	(3,883,172)	(3,883,172)
Balance as of March 31, 2019	14,732,411	1,473	60,151,211	(67,805,428)	(7,652,744)

Shares and warrants issued for cash	1,191,111	119	156,192	-	156,311
Shares issued in exchange for notes payable and accrued interest	3,726,082	373	2,063,065	-	2,063,438
Shares issued and recorded as debt discount in connection with a note payable issuances	68,873	7	54,161	-	54,168
Reclassification of derivative liabilities to equity	-	-	120,742	-	120,742
Stock-based compensation:
- common stock	75,000	8	29,993	-	30,000
- options	-	-	442,804	-	442,804
Net loss	-	-	-	(4,157,190)	(4,157,190)
Balance as of June 30, 2019	19,793,477	1,979	63,018,168	(71,962,618)	(8,942,471)

Shares issued and recorded as debt discount in connection with a note payable issuances	3,924,277	392	1,164,905	-	1,165,297
Reclassification of derivative liabilities to equity	-	-	171,569	-	171,569
Stock-based compensation:
- options	-	-	234,045	-	234,045
Net loss	-	-	-	(5,056,973)	(5,056,973)

Balance as of September 30, 2019	23,717,754	$2,371	$64,588,687	$(77,019,591)	$(12,428,533)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

(debtor-in-possession)

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2020
Cash flows from operating activities:
Net Loss	$(5,511,375)	$(13,097,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,066,526	3,221,904
Accretion of interest expense	2,810,973	375,344
Depreciation and amortization	95,917	161,418
Stock-based compensation	625,911	1,492,527
Loss on extinguishment of note payables, net	658,152	2,291,218
Gain on settlement of payables	-	(29,300)
Write-off of derivative liabilities	(4,375,231)	-
Change in fair value of derivative liabilities	2,141,069	268,350
Non-cash effect of righ of use asset	23,902	-
Changes in operating assets and liabilities:
Accounts receivable	17,000	(9,000)
Prepaid assets and other current assets	11,759	(30,277)
Accounts payable	145,020	(379,028)
Accrued interest, expenses and other current liabilities	898,232	626,436

Net cash used in operating activities	(1,392,145)	(5,107,743)

Cash flows from investing activities:

Purchases of property and equipment	-	(35,631)

Net cash used in investing activities	-	(35,631)

Cash flows from financing activities:
Offering costs incurred	-	(14,428)
Proceeds from notes payable	441,762	8,332,727
Payments on notes payable - principal	-	(3,536,605)
Payments on notes payable - prepayment premiums	-	(813,730)
Proceeds from DIP financiing	1,114,713	-
Sales of common stock and warrants for cash	10,000	1,156,000

Net cash provided by financing activities	1,566,475	5,123,964

Net increase in cash and cash equivalents	174,330	(19,410)

Cash and cash equivalents - beginning of period	1,664	117,523

Cash and cash equivalents - end of period	$175,994	$98,113

Supplemental cash flow information:
Cash paid for:
Interest	$-	$232,693
Non-cash investing and financing activities:
Shares issued and recorded as debt discount in connection with notes payable issuances and extensions	$-	$61,220
Shares issued in exchange for notes payable and accrured interest	$2,558,932	$4,739,017
Shares and warrants issued in satisfaction of accrued consulting services	$-	$7,200
Reclassification of derivative liabilities to equity	$-	$2,809,565
Bifurcated embedded conversion options and warrants recorded as derivative liability and debt discount	$2,377,818	$3,680,226
Sale of warrants recorded as derivative liabilities	$10,000	$-
Offering costs in accounts payable and accrued expenses	$-	$357,297
Original issue discount in connection with notes payable	$-	$547,348
Warrants and options issued for consulting services recorded as derivative liabilities	$-	$56,000
Accrued interest reclassified to notes payable principal	$-	$23,013

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

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. At September 30, 2020, the Company had an accumulated deficit of approximately $84,082,000 and working capital deficiency of approximately $15,860,000, which includes liabilities subject to compromise. For the nine months ended September 30, 2020, the Company had a loss from operations of approximately $1,898,000 and negative cash flows from operations of approximately $1,392,000. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2021, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily through current cash on hand received subsequent to quarter end and additional infusions of cash from equity and debt financing.

The Company believes the following has been able to mitigate the above factors with regards to its ability to continue as a going concern: (i) as part of its Chapter 11 reorganization approximately $14,700,000 in outstanding debt and other liabilities were exchanged for (a) shares of common stock, (b) new convertible notes or (c) new convertible notes and warrants to purchase shares of common stock; (ii) the Company secured DIP financing during its Chapter 11 Case in the amount of $1,189,413, of which $1,114,713 was received prior to September 30, 2020, as well as an aggregate amount of $3,848,548 in debt financing from Auctus and others as part of the Company’s Chapter 11 reorganization, to sustain operations; and (iii) pursuant to the plan of reorganization, Auctus is required to loan to the Company, as needed and subject to the Company becoming current in its SEC reporting obligations, an additional amount equal to $3,500,000, less the amount of Auctus’ DIP financing ($1,226,901, inclusive of accrued interest) and its DIP costs. As a result of the above, the Company believes it has sufficient cash to fund operations for the twelve months subsequent to the filing date. In addition, the Company is seeking further funding to commence and complete a Phase 2 clinical study of the use of BRTX-100.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial information as of and for the three and nine months ended September 30, 2020 and 2019 has been prepared in accordance with GAAP for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for such periods. Operating results for the three months and nine ended September 30, 2020 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Reclassifications

During the nine months ended September 30, 2020, the Company reclassified $2,580,110 related to the write-off of unamortizaed debt discount on convertible notes to reorganization items on the unaudited condensed consolidated statements of operations. This amount was previously recorded as interest expense in the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 29, 2021. This reclassification had no effect on net loss or cash flows as previously reported.

Chapter 11 Cases

Chapter 11 Accounting

The unaudited condensed consolidated financial statements included herein have been prepared as if we were a going concern and in accordance with Accounting Standards Codification (“ASC”) 852, Reorganizations.

Weak industry conditions in 2019 negatively impacted the Company’s results of operations and cash flows and may continue to do so in the future. In order to decrease the Company’s indebtedness and maintain the Company’s liquidity levels suifficient to meet its commitments, the Company undertook a number of actions, including minimizing capital expendtiures and further reducing its recurring operating expenses. The Company believed that even after taking these actions, it would not have sufficient liquidity to satisfy its debt service obligations and meet its other financial obligations. On March 20, 2020 (the “Petition Date”), the Company filed a voluntary petition commencing a case under chapter 11 of title 11 of the U.S. Code in the United States Bankruptcy Court for the Eastern District of New York. On August 7, 2020, the Company and Auctus, the Company’s largest unsecured creditor and a stockholder as of the Petition Date, filed an Amended Joint Plan of Reorganization (the “Plan”).

Reorganization Items, Net

The Company incurred costs after the Petition Date associated with the reorganization, primarily unamortized debt discount and postpetition professional fees. In accordance with applicable guidance, costs associated with the bankruptcy proceedings have been recorded as reorganization items, net within the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2020. Reorganization items, net for the three and nine months ended September 30, 2020, were ($183,387) and $597,919, respectively, representing cash used in operating activities.

Reorganization items, net for the three and nine months ended September 30, 2020, consisted of the following:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020

Professional fees	$(183,387)	$(333,077)
Write-off of derivative liability	-	4,375,231
Default interest and penalties	-	(864,125)
Unamortized debt discount on convertible notes	-	(2,580,110)
Total reorganization items, net	$(183,387)	$597,919

Liabilities Subject To Compromise

Prepetition unsecured and secured obligation that may be impacted by the Chapter 11 case have been classified as liabilities subject to compromise on the Company’s unaudited condensed consolidated balance sheets. These liabilities are reported at the amounts allowed as claims by the Bankruptcy Court.

Liabilities subject to compromise as of September 30, 2020 were $14,700,000, which consisted of:

September 30, 2020

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

Contract Modifications

There were no contract modifications during the three and nine months ended September 30, 2020. Contract modifications are not routine in the performance of the Company’s contracts.

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of September 30, 2020 or December 31, 2019.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances, net of allowances for doubtful accounts. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company provides for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. The Company did not record an allowance for doubtful accounts as of September 30, 2020 and December 31, 2019, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. During the three and nine months ended September 30, 2020 and 2019, the Company did not record a loss on impairment.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. Definite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $28,281 and $280,865 for the nine months ended September 30, 2020 and 2019, respectively. Advertising and marketing expenses were $150 and $156,179 for the three months ended September 30, 2020 and 2019, respectively. The above advertising and marketing expenses are recorded in marketing and promotion on the unaudited condensed consolidated statements of operations.

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

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. All vested outstanding options and warrants are considered potential common stock. The dilutive effect, if any, of stock options and warrants are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, options, warrants, and convertible notes have been excluded from the Company’s computation of net loss per common share for the nine months ended September 30, 2020 and 2019.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended
	September 30,
	2020	2019

Options	4,874,617	4,909,618
Warrants	7,984,791	5,804,891
Convertible notes – common stock	-	35,373,991	(1)
Convertible notes - warrants	-	2,776,450
Total	12,859,408	48,864,950

	Nine Months Ended
	September 30,
	2020	2019

Options	4,874,617	4,909,618
Warrants	7,984,791	5,804,891
Convertible notes – common stock	-	35,373,991	(1)
Convertible notes - warrants	-	2,776,450
Total	12,859,408	48,864,950

(1) As of September 30, 2019, many of the convertible notes had variable conversion prices and the shares issuable were estimated based on the market conditions. Pursuant to the note agreements, there were 110,370,828 shares of common stock reserved for future note conversions as of September 30, 2019, respectively.

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

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At September 30, 2020 and December 31, 2019, the Company’s net deferred tax asset has been fully reserved.

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

Leases in which the Company is the lessee are comprised of office rental. All of the leases are classified as operating leases. The Company has a lease agreement for office space with a remaining term of 4.25 years as of September 30, 2020.

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

Intangible assets consist of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization	Total
Balance as of January 1, 2019	$3,676	$1,301,500	$(491,117)	$814,059
Amortization expense	-	-	(74,895)	(74,895)
Balance as of December 31, 2019	3,676	1,301,500	(566,012)	739,164
Amortization expense	-	-	(56,172)	(56,172)
Balance as of September 30, 2020	$3,676	$1,301,500	$(622,184)	$682,992
Weighted average remaining amortization period at September 30, 2020 (in years)	0.25	9.15

Amortization of intangible assets consists of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization
Balance as of January 1, 2019	$2,944	$488,173	$491,117
Amortization expense	368	74,527	74,895
Balance as of December 31, 2019	3,312	562,700	566,012
Amortization expense	276	55,896	56,172
Balance as of September 30, 2020	$3,588	$618,596	$622,184

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of:

	September 30, 2020	December 31, 2019

Accrued payroll(1)	$-	$152,308
Accrued research and development expenses(1)	-	806,175
Accrued general and administrative expenses(1)	86,164	1,392,743
Accrued director compensation(1)	-	557,500
Accrued rent(1)	-	12,438
Total accrued expenses	$86,164	$2,921,164

(1)	Pursuant to ASC 852, Reorganizations, as of September 30, 2020, the Company reclassified all allowable prepetition claims to liabilities subject to compromise on the consolidated balance sheets.

NOTE 5 – NOTES PAYABLE

A summary of the notes payable activity during the nine months ended September 30, 2020 is presented below:

	Related Party Notes	Convertible Notes	Other Notes	Debt Discount	Total
Outstanding, January 1, 2020	$1,285,000	$6,768,326	$340,000	$(1,247,420)	$7,145,906
Issuances	353,762	88,000	-	-	441,762
Third-party purchases	(287,041)	287,041	-	-	-
Exchanges for equity	-	(813,393)	-	253,654	(559,739)
Conversions to equity	-	-	-	-	-
Repayments	-	-	-	-	-
Extinguishment of notes payable	-	-	-	-	-
Recognition of debt discount	-	-	-	(2,958,796)	(2,958,796)
Accretion of interest expense	-	-	-	2,886,036	2,886,036
Amortization of debt discount	-	-	-	1,066,526	1,066,526
Reclassification to liabilities subject to compromise	(1,351,721)	(6,329,974)	(340,000)	-	(8,021,695)
Outstanding, September 30, 2020	$-	$-	$-	$-	$-

Chapter 11 Reorganization

On March 20, 2020, the Company filed a voluntary petition commencing a case under chapter 11 of title 11 of the U.S. Code in the United States Bankruptcy Court for the Eastern District of New York. On August 7, 2020, the Company and Auctus, the Company’s largest unsecured creditor and a stockholder as of the Petition Date, filed an Amended Joint Plan of Reorganization (the “Plan”). Pursuant to the Bankruptcy (see Note 10 – Subsequent Events), for any outstanding principal and interest at the date of the Company’s Chapter 11 petition (except for creditors who provided additional debt financing in connection with the Bankruptcy), 100 shares of the Company’s common stock were issued for each dollar of allowed claim, with such shares subject to leak-out restrictions prohibiting the holder from selling, without the consent of the Company, more than 33% of the issued shares during each of the three initial 30 day periods following the Effective Date. As a result of the Chapter 11 petition, the conversion rights for the notes described in this Note 5 – Notes Payable – Convertible Notes – Embedded Conversion options and Note Provisions were rescinded and were subject to the conversion rights outlined above. As a result of the chapter 11 reorganization, pursuant to ASC 852, Reorganizations, the Company has recorded all prepetition liabilities at the expected allowable claim amounts as of September 30, 2020. This resulted in the Company amortizing the remaining debt discount of $2,583,107 to interest expense on the unaudited condensed consolidated statements of operations. In addition, pursuant to ASC 852, Reorganizations, as of September 30, 2020, the Company has reclassified the outstanding prepetition notes payable to liabilities subject to compromise on the consolidated balance sheets.

Related Party Notes

As of September 30, 2020 and December 31, 2019, related party notes consisted of notes payable issued to certain directors of the Company, family members of an officer of the Company, and the Tuxis Trust (the “Trust”). A former director and principal stockholder of the Company (the “Director/Principal Stockholder”) serves as a trustee of the Trust, which was established for the benefit of his immediate family.

During the nine months ended September 30, 2020, the Company issued to a former board member notes payable in the aggregate principal amount of $353,762, which bore interest at the rate of 12% per annum and provided for original maturity date of March 10, 2020. As of September 30, 2020, these notes are in default. Subsequent to September 30, 2020, pursuant to the Bankruptcy (See Note 10 - Subsequent Events), these notes were exchanged for a Secured Convertible Note in a principal amount of $490,698.

Convertible Notes

Issuances

During the nine months ended September 30, 2020, the Company issued to a certain lender a convertible note payable in the principal amount of $88,000 for aggregate cash proceeds of $85,000 The difference was recorded as a debt discount and will be amortized over the term of the note. The convertible note bore interest at 10% per annum payable at maturity with an original maturity date of January 31, 2021. The outstanding principal and accrued interest was convertible after 180 days at a conversion price of 61% of the lowest daily volume weighted average price over the twenty days prior to the conversion date. The convertible note contained a cross-default provision and was in default as of September 30, 2020. As a result, the convertible note bore a default interest of 22% per annum. Subsequent to September 30, 2020, pursuant to the Bankruptcy (see Note 10 - Subsequent Events), the convertible note, in the aggregate amount of $155,000 (including principal and accrued interest), was exchanged for 15,500,000 chares of the Company’s common stock. See below within Note 7- Derivative Liabilities for additional details regarding the ECO of the convertible note.

Conversions, Exchanges and Other

During the nine months ended September 30, 2020, the Company and certain lenders exchanged convertible notes with bifurcated ECOs with an aggegate net carrying amount of $1,580,587 (including an aggregate of $523,516 of principal less debt discount of $234,301, $126,043 of accrued interest and $1,165,329 related to the separated ECOs accounted for as derivative liabilities) for an aggregate of 1,515,799,750 shares of the Company’s common stock at conversion prices ranging from $0.0001 and $0.01 per share. In addition, prior to the Petition Date, certain lenders intended to exchange outstanding debt (inclusive of accrued interest) for shares of the Company’s common stock; however, the Company did not have sufficient shares authorized or reserved to effect the exchanges. As such, the outstanding debt was exchanged as part of the Plan at a rate of 100 shares for each dollar of the allowable claim at the Effective Date.

Debtor-in-Possession Financing

During the nine months ended September 30, 2020, and subsequent to the Petition Date, in connection with the Chapter 11 Case, the Company received debtor-in-possession loans of $1,114,713 in the aggregate from Auctus.

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

Interest expense for the three and nine months ended September 30, 2020, related to the DIP Funding was $19,080 and $25,849, respectively.

Pursuant to the Plan, the obligation to Auctus with respect to the DIP Funding has been exchanged for a Second Convertible Note (See Note 10 – Subsequent Events).

NOTE 6 – Stockholders’ DEFICIT

Authorized Capital

Subsequent to September 30, 2020 and pursuant to the Chapter 11 plan of reorganization (see Note 10 - Subsequent Events), the Company filed a Certificate of Amendment to its Certificate of Incorporation pursuant to which, among other things, the number of shares of common stock authorized to be issued by the Company has been increased to 300,000,000,000 and the par value of the shares of its common stock has been reduced to $0.0001 per share. The effect of the change in par value has been reflected in the statement of changes in stockholders’ deficit for the three and nine months ended September 30, 2020 and 2019.

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

Common Stock and Warrant Offering

During the nine months ended September 30, 2020, the Company issued 1,000,000 shares of the Company’s common stock and a five-year immediately vested warrant for the purchase of 1,000,000 shares of the Company’s common stock with an exercise price of $0.015 per share to a certain investor for gross proceeds of $10,000. The warrants had an aggregate grant date fair value of $10,000. The warrants were subject to the Company’s sequencing policy and, as a result, were initially recorded as derivative liabilities. See Note 7 - Derivative Liabilities for additional details.

Warrant Activity Summary

In applying the Black-Scholes option pricing model to warrants granted or issued, the Company used the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Risk free interest rate	0%	1.79% - 1.83%	1.63% - 1.63%	1.79% - 2.62%
Contractual term (years)	0.00	5.00	5.00 – 5.00	1.00 - 5.00
Expected volatility	0%	139%	202% - 202%	133% - 150%

The weighted average estimated fair value of warrants granted during the three months ended September 30, 2020 and 2019 was $- and $0.28 per share, respectively. The weighted average estimated fair value of the warrants granted during the nine months ended September 30, 2020 and 2019 was approximately $0.01 and $0.41 per share, respectively.

A summary of the warrant activity during the nine months ended September 30, 2020 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, January 1, 2020	8,379,177	$1.43
Granted	1,000,000	0.01
Exercised	-	-
Forfeited	(1,394,386)	1.74
Outstanding, September 30, 2020	7,984,791	$1.20	3.3	$-

Exercisable, September 30, 2020	7,984,791	$1.20	3.3	$-

The following table presents information related to stock warrants at September 30, 2020:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$0.00 - $0.015	1,000,000	4.3	1,000,000
$0.20 - $1.99	5,106,746	3.7	5,106,746
$2.00 - $2.99	75,000	3.1	75,000
$3.00 - $3.99	70,000	2.8	70,000
$4.00 - $4.99	1,535,378	1.1	1,535,378
$5.00 - $5.99	182,667	0.7	182,667
$6.00 - $7.99	15,000	0.2	15,000
	7,984,791	3.3	7,984,791

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Risk free interest rate	0%	1.47%	0%	1.47% - 2.72%
Contractual term (years)	0.00	10.00	0.00	10.00
Expected volatility	0%	133%	0%	133% - 140%

The Company did not issue stock options during the nine months ended September 30, 2020.

The weighted average estimated fair value of the stock options granted during the nine months ended September 30, 2019 was approximately $44,247.

A summary of the option activity during the nine months ended September 30, 2020 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2020	4,879,617	$0.99
Granted	-	-
Forfeited	(12,000)	1.98
Outstanding, September 30, 2020	4,867,617	$0.98	6.4	$-

Exercisable, September 30, 2020	4,122,956	$1.03	6.1	$-

The following table presents information related to stock options at September 30, 2020:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.26 - $0.74	175,000	8.9	175,000
$0.75 - $0.99	4,615,117	6.1	3,863,456
$1.00 - $5.99	5,000	3.7	5,000
$6.00 - $19.99	37,500	3.3	37,500
$20.00 - $30.00	35,000	1.5	35,000
	4,867,617	6.1	4,115,956

The following table presents information related to stock option expense:

						Weighted
						Average
						Remaining
	For the Three Months Ended		For the Nine Months Ended		Unrecognized at	Amortization
	September 30,		September 30,		September 30,	Period
	2020	2019	2020	2019	2020	(Years)
Consulting	$33,594	$34,021	$100,772	$505,669	$11,190	0.1
Research and development	32,669	106,085	154,226	352,017	110,038	1.0
General and administrative	118,503	93,939	370,913	548,840	42,224	0.5
	$184,766	$234,045	$625,911	$1,406,526	$163,452	0.8

NOTE 7 – DERIVATIVE LIABILITIES

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2020	$915,959
Issuance of derivative liabilities	2,483,532
Extinguishment of derivative liabilities in connection with convertible note repayments and exchanges	(1,165,329)
Change in fair value of derivative liabilities	2,141,069
Write-off of derivative liabilities pursuant to ASC 852	(4,375,231)
Ending balance as of September 30, 2020	$-

In applying the Multinomial Lattice and Black-Scholes option pricing models to derivatives issued and outstanding during the three and nine months ended September 30, 2020 and 2019, the Company used the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Risk free interest rate	0.00%	1.54% - 2.16%	0.06% – 2.16%	1.54% - 2.62%
Contractual term (years)	0	0.08 - 5.00	0.12 – 5.00	0.02 - 5.00
Expected volatility	0.00%	91% - 133%	101% - 133%	91% - 156%

During the nine months ended September 30, 2020, the Company recorded new derivative liabilities in the aggregate amount of $2,473,532 and $10,000 related to the ECOs of certain convertible notes payable and warrants subject to sequencing, respectively. See Note 5 – Notes Payable – Convertible Notes for additional details. See Note 6 – Stockholders’ Deficit for warrants issued and deemed to be derivative liabilities.

During the nine months ended September 30, 2020, the Company extinguished an aggregate of $1,165,329 of derivative liabilities in connection with the exchanges of certain convertible notes payable into shares of the Company’s common stock. See Note 5 – Notes Payable – Conversions, Exchanges and Other for additional details.

During the nine months ended September 30, 2020 and prior to the Petition Date, the Company recomputed the fair value of ECOs recorded as derivative liabilities to be $4,375,231. The Company recorded a loss on the change in fair value of these derivative liabilities of $2,141,069.

During the nine months ended September 30, 2020 and subsequent to the Petition Date, pursuant to ASC 852, Reorganziations, the Company wrote-off $4,375,231 of derivative liabilities related to the convertible notes included in the Chapter 11 Reorganization allowable claims. The Company recorded the write-off in reorganization items, net on the unaudited condensed consolidated statement of operations as of September 30, 2020.

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

Bonus Accruals

As of September 30, 2020 and December 31, 2019, the Company had remaining accruals of approximately $0 and $39,000, respectively, for bonus milestones which were achieved in prior years and remain unpaid.

Appointment or Departure of Directors and Certain Officers

The Company and Mark Weinreb, its former Chief Executive Officer (“Former CEO”), were parties to an employment agreement that, as amended, was to expire on December 31, 2019. Pursuant to the employment agreement, as amended, in the event that (a) the Former CEO’s employment was terminated by the Company without cause, or (b) the Former CEO terminated his employment for “good reason” (each as defined in the employment agreement), or (c) the term of the Former CEO’s employment agreement was not extended beyond December 31, 2019 and within three months of such expiration date, his employment was terminated by the Company without “cause” or the Former CEO terminated his employment for any reason, the Former CEO was to be entitled to receive severance in an amount equal to his then annual base salary and certain benefits, plus $100,000 (in lieu of bonus). Further, in the event that the Former CEO’s employment was terminated by the Company without cause, or the Former CEO terminated his employment for “good reason”, following a “change in control” (as defined in the employment agreement), the Former CEO would be entitled to receive severance in an amount equal to one and one-half times his then annual base salary and certain benefits, plus $300,000 (in lieu of bonus). Additionally, as part of the amended employment agreement, the Former CEO was entitled to new performance-based cash bonuses payable for the years ending December 31, 2018 and 2019, such that an aggregate of up to 50% of the Former CEO’s then annual base salary per annum could be earned for such year pursuant to the satisfaction of such goals. The Former CEO resigned his employment with the Company on November 16, 2020, the effective date of the Chapter 11 reorganization. Based upon such termination of employment, the Former CEO was entitled to receive his severance of $400,000 and certain benefits plus $100,000, and the option accelerations as discussed above. The severance amount was generally considered an unsecured claim in the Company’s Chapter 11 Case and the Former CEO received shares of the Company’s common stock in exchange for such claim in a manner consistent with other unsecured creditors.

On March 16, 2020, the Company and Mark Weinreb, its Chief Executive Officer, entered into an agreement pursuant to which, among other matters, the term of his employment agreement with the Company was extended to the earlier of (i) September 30, 2020 or (ii) the effective date of a plan of liquidation of the Company.

Conversion of Convertible Notes

During the nine months ended September 30, 2020, certain lenders requested to exchange a portion of their outstanding convertible note principal and accrued interest for shares of the Company’s common stock. As of the Petition Date these shares had yet to be issued to the lenders; however, the shares of the Company’s common stock issued for unsecured claims as part of the Plan to the certain lenders represented the aggregate unsecured claims less the principal and accrued interest that was represented in the uneffected exchanges. The Company believes that there may be a potential contingency related to the non-issued shares that would be settled in shares of the Company’s common stock and not monetary compensation.

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

The following table presents net lease cost and other supplemental lease information:

Nine Months Ended September 30 2020
Lease cost
Operating lease cost (cost resulting from lease payments)	$115,311
Short term lease cost	-
Sublease income	-
Net lease cost	$115,311

Operating lease – operating cash flows (fixed payments)	$115,311
Operating lease – operating cash flows (liability reduction)	$63,132
Non-current leases – right of use assets	$502,861
Current liabilities – operating lease liabilities	$97,081
Non-current liabilities – operating lease liabilities	$447,142

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the nine months ended September 30, 2020:

Fiscal Year	Operating Leases
Remainder of 2020	$38,437
2021	158,372
2022	163,132
2023	168,028
2024	173,060
Total future minimum lease payments	701,029
Amount representing interest	(156,806)
Present value of net future minimum lease payments	$544,223

Note 10 – SUBSEQUENT EVENTS

Chapter 11 Reorganization

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

Debtor-in-Possession Financing

In connection with the Chapter 11 Case, the Company received debtor-in-possession loans of $75,000 in the aggregate from Auctus.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

Our financial results for the three months ended September 30, 2020 are summarized as follows in comparison to the three months ended September 30, 2019:

	For The Three Months Ended
	September 30,
	2020	2019
Revenues	$15,000	$38,000

Operating Expenses:
Marketing and promotion	150	156,179
Consulting	33,594	373,975
Research and development	251,036	409,815
General and administrative	340,485	917,027
Total Operating Expenses	625,265	1,856,996
Loss From Operations	(610,265)	(1,818,996)

Other Expense:
Interest expense	(42,611)	(394,816)
Amortization of debt discount	-	(1,487,501)
Loss on extinguishment of notes payable, net	-	(1,290,623)
Change in fair value of derivative liabilities	-	(65,037)
Reorganization items, net	(183,387)	-
Total Other Expense	(225,998)	(3,237,977)
Net Loss	$(836,263)	(5,056,973)

Revenues

For the three months ended September 30, 2020 and 2019, we generated $15,000 and $38,000, respectively, of royalty revenue in connection with our sublicense agreement.

Marketing and Promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the three months ended September 30, 2020, marketing and promotion expenses decreased by $156,029, or 99%, from $156,179 to $150 as compared to the three months ended September 30, 2019. The decrease is primarily due to the Company eliminating its marketing plan as a result of reduced spending during the Company’s Chapter 11 reorganization.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended September 30, 2020, consulting expenses decreased by $340,381, or 91%, from $373,975 to $33,594, as compared to the three months ended September 30, 2019. The decrease is primarily due to the Company eliminating the use of consultants as a result of reduced spending during the Company’s Chapter 11 reorganization.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended September 30, 2020, research and development expenses decreased by $158,779, or 39%, from $409,815 to $251,036, as compared to the three months ended September 30, 2019. The decrease is primarily due to the Company eliminating costs as a result of reduced spending during the Company’s Chapter 11 reorganization.

We expect that our research and development expenses will increase with the recommencement of our research and development initiatives during the year ending December 31, 2021, following our emergence from Chapter 11.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of our Vice President of Research and Development and our laboratory staff), as well as corporate expenses such as legal and professional fees, investor relations and occupancy related expenses. For the three months ended September 30, 2020, general and administrative expenses decreased by $576,542, or 63%, from $917,027 to $340,485, as compared to the three months ended September 30, 2019. The decrease is primarily due to the Company eliminating certain costs as a result of reduced spending during the Company’s Chapter 11 reorganization.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business during the year ending December 31, 2021, following our emergence from Chapter 11.

Interest expense

For the three months ended September 30, 2020, interest expense decreased $352,205, or 89%, as compared to the three months ended September 30, 2019. The decrease was due to the prepetition outstanding notes payable being reclassified to liabilities subject to compromise and as a result, pursuant to ASC 852, Reorganizations, and new accrued interest is related to the debtor-in-possession financing.

Amortization of debt discount

For the three months ended September 30, 2020, amortization of debt discount decreased $1,487,501, or 100%, as compared to the three months ended September 30, 2019. The decrease was due to the prepetition outstanding notes payable being reclassified to liabilities subject to compromise and as a result, pursuant to ASC 852, Reorganizations, the remaining debt discount was written off to reorganization items on the unaudited condensed consolidated statements of operations.

Loss on extinguishment of notes payable, net

For the three months ended September 30, 2020, we did not record a loss on extinguishment of notes payable, net as compared to a loss on extinguishment of notes payable, net of $1,290,623 for the three months ended September 30, 2019. The decrease was due to the prepetition outstanding notes payable being reclassified to liabilities subject to compromise pursuant to ASC 852, Reorganizations.

Change in fair value of derivative liabilities

For the three months ended September 30, 2020, we did not record a gain (loss) related to the change in fair value of derivative liabilities due to the Company writing off derivative liabilities related to the convertible notes included in the Chapter 11 Reorganization allowable claims, pursuant to ASC 852, Reorganizations, as compared to a loss related to the change in fair value of derivative liabilities of $65,037 for the three months ended September 30, 2019.

Reorganization items, net

Reorganization items, net consists primarily of costs associated the post-petition Chapter 11 bankruptcy. For the three months ended September 30, 2020, reorganization items, net increased $183,387, or 100%, as compared to the three months ended September 30, 2019. The increase was due to, pursuant to ASC 852, Reorganizations¸ legal fees associated with the Chapter 11 reorganization and the write-off of derivative liabilities related to the convertible notes included in the Chapter 11 Reorganization allowable claims.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

Our financial results for the nine months ended September 30, 2020 are summarized as follows in comparison to the nine months ended September 30, 2019:

	For The Nine Months Ended
	September 30,
	2020	2019
Revenues	$60,000	$98,000

Operating Expenses:
Marketing and promotion	28,281	280,865
Consulting	101,195	1,507,582
Research and development	698,917	1,306,544
General and administrative	1,129,218	3,279,145
Total Operating Expenses	1,957,611	6,374,145
Loss From Operations	(897,611)	(6,276,136)

Other Expense:
Interest expense	(345,936)	(1,039,727)
Amortization of debt discount	(1,066,526)	(3,221,904)
Loss on extinguishment of notes payable, net	(658,152)	(2,291,218)
Change in fair value of derivative liabilities	(2,141,069)	(268,350)
Reorganization items, net	597,919	-
Total Other Expense	(3,613,764)	(6,821,199)
Net Loss	$(5,511,375)	(13,097,335)

Revenues

For the nine months ended September 30, 2020 and 2019, we generated $60,000 and $98,000, respectively, of royalty revenue in connection with our sublicense agreement.

Marketing and Promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the nine months ended September 30, 2020, marketing and promotion expenses decreased by $252,584, or 90%, from $280,865 to $28,281 as compared to the nine months ended September 30, 2019. The decrease is primarily due to the Company eliminating its marketing plan as a result of reduced spending prior to and during the Company’s Chapter 11 reorganization.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the nine months ended September 30, 2020, consulting expenses decreased by $1,406,387, or 93%, from $1,507,582 to $101,195, as compared to the nine months ended September 30, 2019. The decrease is primarily due to the Company eliminating the use of consultants as a result of reduced spending prior to and during the Company’s Chapter 11 reorganization.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the nine months ended September 30, 2020, research and development expenses decreased by $607,627, or 47%, from $1,306,544 to $698,917, as compared to the nine months ended September 30, 2019. The decrease is primarily due to the Company eliminating costs as a result of reduced spending prior to and during the Company’s Chapter 11 reorganization.

We expect that our research and development expenses will increase with the recommencement of our research and development initiatives during the year ending December 31, 2021, following our emergence from Chapter 11.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of our Vice President of Research and Development and our laboratory staff), as well as corporate expenses such as legal and professional fees, investor relations and occupancy related expenses. For the nine months ended September 30, 2020, general and administrative expenses decreased by $2,149,927, or 66%, from $3,279,145 to $1,129,218, as compared to the nine months ended September 30, 2019. The decrease is primarily due to the Company eliminating certain costs as a result of reduced spending prior to and during the Company’s Chapter 11 reorganization.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business during the year ending December 31, 2021, following our emergence from Chapter 11.

Interest expense

For the nine months ended September 30, 2020, interest expense decreased $693,791, or 67%, as compared to the nine months ended September 30, 2019. The decrease was primarily due to the prepetition outstanding notes payable being reclassified to liabilities subject to compromise during and as a result, pursuant to ASC 852, Reorganizations, and new accrued interest is related to the debtor-in-possession financing.

Amortization of debt discount

For the nine months ended September 30, 2020, amortization of debt discount decreased $2,155,378, or 67%, as compared to the nine months ended September 30, 2019. The decrease was due to the prepetition outstanding notes payable being reclassified to liabilities subject to compromise and as a result, pursuant to ASC 852, Reorganizations, the remaining debt discount was written off to reorganization items on the unaudited condensed consolidated statements of operations.

Loss on extinguishment of notes payable, net

For the nine months ended September 30, 2020, we recorded a loss on extinguishment of notes payable of $658,152 as compared to a loss on extinguishment of notes payable of $2,291,2185 for the nine months ended September 30, 2019. The decrease is associated with debtholders’ exchanges of debt into equity securities.

Change in fair value of derivative liabilities

For the nine months ended September 30, 2020, we recorded a loss related to the change in fair value of derivative liabilities of $2,141,069 due to the decrease in time value of embedded conversion options within certain convertible notes payable, as compared to a loss related to the change in fair value of derivative liabilities of $268,350 for the nine months ended September 30, 2019.

Reorganization items, net

Reorganization items, net consists primarily of costs associated the post-petition Chapter 11 bankruptcy. For the nie months ended September 30, 2020, reorganization items, net increased $597,919, or 100%, as compared to the nine months ended September 30, 2019. The increase was due to, pursuant to ASC 852, Reorganizations¸ legal fees associated with the Chapter 11 reorganization, the write-off of the outstanding debt discount at the date of the bankruptcy, and the write-off of derivative liabilities related to the convertible notes included in the Chapter 11 Reorganization allowable claims.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	September 30,		December 31,
	2020		2019

Cash	$175,994		$1,664

Working Capital Deficiency	$(15,860,045	)(1)	$(13,651,716)

Notes Payable and DIP financing (Gross)	$1,114,713		$8,393,327

(1)	Working capital deficiency at September 30, 2020, includes $14,700,000 of liabilities subject to compromise.

Availability of Additional Funds

Based upon our working capital deficiency and stockholders’ deficit of $15,860,045 and $15,092,678, respectively, as of September 30, 2020, as of such date, we required additional equity and/or debt financing to continue our operations.

As of September 30, 2020, our outstanding debt of $1,114,713, together with a daily interest rate of 8%, was due on November 16, 2023.

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

Cash Flows

During the nine months ended September 30, 2020 and 2019, our sources and uses of cash were as follows:

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(1,392,145)	$(5,107,743)
Net cash used in investing activities	-	(35,631)
Net cash provided by financing activities	1,566,475	5,123,964
Increase (decrease) in cash	$174,330	$(19,410)

Operating Activities

Net cash used in operating activities was $1,392,145 for the nine months ended September 30, 2020, primarily due to the net loss of $5,511,375 which was partially offset by non-cash expenses of $3,047,219 related to amortization of debt discount, accretion of interest expense, stock-based compensation, change in fair value of derivative liabilities, write-off of derivative liabilities related to allowable claims and loss on extinguishment of notes payable and loss on extinguishment of notes payable and $1,072,011 of cash provided by changes in the levels of operating assets and liabilities, primarily as a result of decreases in accounts payable and increases in prepaid expenses and other current assets, partially offset by an increase in accrued interest, expenses and other current liabilities. Net cash used in operating activities was $5,107,743 for the nine months ended September 30, 2019, primarily due to net loss of $13,097,335, which was partially offset by non-cash expenses of $7,781,461 related to amortization of debt discount, accretion of interest expense, stock-based compensation, change in fair value of derivative liabilities, and loss on extinguishment of notes payable and $208,131 of cash provided by changes in the levels of operating assets and liabilities, primarily as a result of decreases in accounts payable and increases in prepaid expenses and other current assets, partially offset by an increase in accrued interest, expenses and other current liabilities.

Investing Activities

During the nine months ended September 30, 2020 and 2019, net cash used in investing activities was $0 and $35,631, respectively, due to cash used for the purchase of office and computer equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $1,566,475, which was due to $441,762 of net proceeds from debt financings, $1,114,713 of net proceeds from DIP financing, and $10,000 of net proceeds from an equity financing. Net cash provided by financing activities for the nine months ended September 30, 2019 was $5,123,964, which was primarily due to $3,982,392 of net proceeds were from debt financings, $1,156,000 of proceeds were from equity financings and $14,428 was used for incurred offering costs.

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

Significant Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements included herein for the quarter ended September 30, 2020 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 18, 2021.

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

Reorganization Items

The Company incurred costs after the Petition Date associated with the reorganization, primarily unamortized debt discount and postpetition professional fees. In accordance with applicable guidance, costs associated with the bankruptcy proceedings have been recorded as reorganization items, net within the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2020.

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

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our unaudited condensed consolidated financial statements herein for the quarter ended September 30, 2020.

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

Under the supervision and with the participation of our management, including our principal executive officer, who is also our principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of September 30, 2020. Management has not completed such evaluation and, as such, has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer, who is also our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of September 30, 2020 were not effective.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2020 was not effective.

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

Changes in Internal Control Over Financial Reporting

Other than described above there have been no changes in our internal control over financial reporting that occurred during our thrid quarter of 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the three months ended September 30, 2020, there were no issuances of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

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

