Form 10-K
period 2020-12-31
BioRestorative Therapies, Inc.
filed 2021-04-30
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $159,424 based on the closing sale price as reported on the OTC market.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

As of April 27, 2021, there were 3,175,977,710 shares of common stock outstanding.

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

Material Events During 2021

In January 2021, a European patent related to our ThermoStem Program was issued to us. This European patent was validated in France, Germany, Italy, Spain, and the United Kingdom.

In March 2021, a United States patent related to our ThermoStem Program was issued to us.

In March 2021, a notice of allowance was issued for a separate United States patent application in the ThermoStem Program. This application is expected to issue as a United States patent in the next few months.

On March 18, 2021, Nickolay Kukekov, Ph.D. was elected as one of our directors.

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

Effective as of the Effective Date, as contemplated by the Plan, Mark Weinreb, A. Jeffrey Radov, Paul Jude Tonna and Robert B. Catell resigned as directors of the Company and Mr. Weinreb resigned as our President, Chief Executive Officer and Chairman of the Board.

Effective as of the Effective Date, as contemplated by the Plan, Lance Alstodt was elected President, Chief Executive Officer, Chairman of the Board and a director of the Company and Francisco Silva, our Vice President, Research and Development, was elected a director of the Company. See Item 10 of this Annual Report (“Directors, Executive Officers and Corporate Governance”).

(b)	Business

General

We are a life sciences company focused on the development of regenerative medicine products and therapies using cell and tissue protocols, primarily involving adult (non-embryonic) stem cells. Our two core developmental programs, as described below, relate to the treatment of disc/spine disease and metabolic disorders:

●	Disc/Spine Program (brtxDisc). Our lead cell therapy candidate, BRTX-100, is a product formulated from autologous (or a person’s own) cultured mesenchymal stem cells (“MSCs”) collected from the patient’s bone marrow. We intend that the product will be used for the non-surgical treatment of painful lumbosacral disc disorders or as a complimentary therapeutic to a surgical procedure. The BRTX-100 production process involves collecting bone marrow and whole blood from a patient, isolating and culturing (in a proprietary method) stem cells from the bone marrow and cryopreserving the cells in an autologous carrier. In an outpatient procedure, BRTX-100 is to be injected by a physician into the patient’s painful disc. The treatment is intended for patients whose pain has not been alleviated by non-surgical procedures or conservative therapies and who potentially face the prospect of highly invasive surgical procedures. We submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial investigating the use of BRTX-100 in the treatment of chronic lower back pain arising from degenerative disc disease. We have received such authorization from the FDA. We intend to commence such clinical trial during 2021 (assuming the receipt of necessary funding). See “Disc/Spine Program” below.

●	Metabolic Program (ThermoStem). We are developing a cell-based therapy candidate to target obesity and metabolic disorders using brown adipose (fat) derived stem cells (“BADSC”) to generate brown adipose tissue (“BAT”). We refer to this as our ThermoStem Program. BAT is intended to mimic naturally occurring brown adipose depots that regulate metabolic homeostasis in humans. Initial preclinical research indicates that increased amounts of brown fat in animals may be responsible for additional caloric burning, as well as reduced glucose and lipid levels. Researchers have found that people with higher levels of brown fat may have a reduced risk for obesity and diabetes. See “Metabolic Brown Adipose (Fat) Program” below.

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

We have undertaken research and development efforts in connection with the development of investigational therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells. See “Disc/Spine Program,” “Metabolic Brown Adipose (Fat) Program” and “Curved Needle Device” below. As a result of these programs, we have obtained five United States patents and seven foreign patents related to research regarding our ThermoStem Program, we have obtained licenses for one patent application related to our Disc/Spine Program and we have obtained a license for one United States patent related to a curved needle device.

We have established a laboratory facility and will seek to further develop cellular-based treatments, products and protocols, stem cell-related intellectual property (“IP”) and translational research applications. See “Laboratory” below.

We have not generated any significant revenues from our operations. The implementation of our business plan, as discussed below, will require the receipt of sufficient equity and/or debt financing to purchase necessary equipment, technology and materials, fund our research and development efforts, including our contemplated clinical trials, retire our outstanding debt (if such debt is not converted into equity) (see Item 7 of this Annual Report - “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Availability of Additional Funds”) and otherwise fund our operations. We intend to seek such financing from current stockholders and debtholders as well as from other investors. We also intend to seek to raise capital through investment bankers and from biotech funds, strategic partners and other financial institutions. We anticipate that we will require approximately $12,000,000 in financing to complete a Phase 2 clinical trial investigating the use of BRTX-100 in the treatment of chronic lower back pain arising from degenerative disc disease and that we will require approximately $45,000,000 in further additional funding to complete such clinical trials, as further described in this section (assuming the receipt of no revenues from operations). We will also require a substantial amount of additional funding to implement our other programs described in this section, repay our outstanding debt (assuming such debt is not converted into equity) and fund general operations. No assurance can be given that the anticipated amounts of required funding are correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise. We may also seek to have our debtholders convert all or a portion of their debt into equity. No assurance can be given that debtholders will convert such debt into equity. If we are unable to obtain adequate funding, we may be required to significantly curtail or discontinue our proposed operations. See Item 7 of this Annual Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition – We will need to obtain a significant amount of financing to initiate and complete our clinical trials and implement our business plan. – We may need to obtain additional financing to satisfy debt obligations. An event of default pursuant to our outstanding debt obligations could trigger an acceleration of the due date of such obligations, including our secured debt.”).

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

We submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial investigating the use of BRTX-100, our lead cell therapy candidate, in the treatment of chronic lower back pain arising from degenerative disc disease. We received such authorization from the FDA in February 2017. We intend to commence such clinical trial during 2021 (assuming the receipt of necessary funding).

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

The Regenerative License Agreement currently provides for the requirement that we complete our Phase 2 clinical trial by a certain date (which we believe to be February 2022) in order to maintain the exclusive nature of the licenses. The Regenerative License Agreement also provides for a royalty-bearing sublicense of certain aspects of the technology to Regenerative for use for certain purposes, including in the United States and the Cayman Islands. Further, the Regenerative License Agreement requires that Regenerative furnish certain training, assistance and consultation services with regard to the licensed technology. The patents that are the subject of the Regenerative License Agreement have been assigned to Regenexx, LLC which we have been advised is an affiliate of Regenerative.

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

Clinical Trial

We submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial investigating the use of BRTX-100, our lead cell therapy candidate, in the treatment of chronic lower back pain arising from degenerative disc disease. We have received such authorization from the FDA. We intend to commence such clinical trial during 2021 (assuming the receipt of necessary funding).

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

In August 2015, we entered into a one year research collaboration agreement with the University of Pennsylvania with regard to the understanding of brown adipose biology and its role in metabolic disorders. In September 2018, we entered into a one year material transfer agreement with the University of Pennsylvania pursuant to which the university was provided access to our proprietary brown adipose tissue cells for research purposes. No amounts were payable by or to us pursuant to either agreement.

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

In January 2021, a European patent related to our ThermoStem Program was issued to us. This European patent was validated in France, Germany, Italy, Spain, and the United Kingdom.

In March 2021, a United States patent related to our ThermoStem Program was issued to us.

In March 2021, a notice of allowance was issued for a separate United States patent application in the ThermoStem Program. This application is expected to issue as a United States patent in the next few months.

We have completed proof of concept preclinical animal studies using our first generation brown adipose derived stem cells. We intend to undertake additional preclinical animal studies in order to optimize delivery and explore the feasibility of targeting additional indications. Such studies are planned to begin by the third quarter of 2021 (assuming the receipt of necessary financing). Following the completion of such studies, we intend to file an IND with the FDA and initiate a clinical trial. See “Government Regulation” below and Item 7 of this Annual Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition – Risks Related to Our Cell Therapy Product Development Efforts; and – Risks Related to Government Regulation.”). The FDA approval process can be lengthy, expensive and uncertain and there is no guarantee of ultimate approval or clearance.

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

In our ThermoStem Program, we have two pending United States patent applications and five United States patents within three patent families. With regards to the first patent family in the ThermoStem Program, patent applications have been filed in five foreign jurisdictions (of which four applications have been granted as foreign patents and one application, which is not listed in the table below, has lapsed). With regards to the second patent family in the ThermoStem Program, patent applications have been filed in four foreign jurisdictions (of which three applications have been granted as foreign patents). With regards to the third patent family in the ThermoStem Program, a U.S. application and PCT application have been filed.

Our patent applications and those of Regenexx, LLC are currently in prosecution (i.e., we and Regenexx, LLC are seeking issued patents). A description of the active patent applications and issued patents is set forth in the table below:

Program	Patent Family	I.D.	Jurisdiction	Title
Disc/Spine (brtxDisc)	1	16/441,897*	US	Methods and compositions to facilitate repair of avascular tissue
	1	U.S. Patent No. 9,113,950 B2**	US	Therapeutic delivery device

Metabolic	2	U.S. Patent No. 9,133,438	US	Brown fat cell compositions and methods
(ThermoStem)	2	U.S. Patent No. 10,597,638	US
	2	15/910,625***	US
	2	AU Patent No. 2012275335	Australia
	2	EP Patent No. 2726603	Europe
(validated in Belgium, France, Germany, Italy, Poland, Spain, Sweden, Switzerland, and the United Kingdom)
	2	IL Patent No. 230237	Israel
	2	JP Patent No. 6243839	Japan

	3	U.S. Patent No. 10,167,449	US	Human brown adipose derived stem cells and uses
	3	U.S. Patent No. 10,941,383	US
	3	17/165,074	US
	3	AU Patent No. 2014253920	Australia
	3	2019240634	Australia
	3	EP Patent No. 2986714 (validated in France, Germany, Italy, Spain, and the United Kingdom)	Europe
	3	20204990.4	Europe
	3	IL Patent No. 242150	Israel
	3	274995	Israel
	3	2016-509105	Japan
	3	2019-95972	Japan
	4	16/862,226	US	Non-naturally occurring three-dimensional (3D) brown adipose-derived stem cell aggregates, and methods of generating and using the same
	4	PCT/US2020/030520	PCT

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

We own an allowed application in the U.S. Patent and Trademark Office for the trademark BRTX. The Dragonfly Logo is also registered with the U.S. Copyright Office.

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

During the years ended December 31, 2020 and 2019, we incurred $876,829 and $1,722,338, respectively, in research and development expenses.

Scientific Advisors

We have established a Scientific Advisory Board whose purpose is to provide advice and guidance in connection with scientific matters relating to our business. The Scientific Advisory Board has established a Disc Advisory Committee which focuses on matters relating to our Disc/Spine Program. Our Scientific Advisory Board members are Dr. Wayne Marasco (Chairman), Dr. Naiyer Imam, Dr. Wayne Olan, Dr. Joy Cavagnaro, Dr. Jason Lipetz, Dr. Harvinder Sandhu, Dr. Christopher Plastaras and Dr. Gerard A. Malanga. The Disc Advisory Committee members are Dr. Lipetz (Chairman), Dr. Olan, Dr. Sandhu, Dr. Plastaras and Dr. Malanga. See Item 10 of this Annual Report (“Directors, Executive Officers and Corporate Governance–Scientific Advisors”) for a listing of the principal positions for Drs. Marasco, Imam, Olan, Cavagnaro, Lipetz, Sandhu, Plastaras and Malanga.

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

Because we are an enterprise in the early stages of operations and have not generated significant revenues from operations, it is difficult to anticipate the likely regulatory status of the array of products and services that we may offer. We believe that some of the adult autologous (self-derived) stem cells that will be used in our cellular therapy products and services, including the brown adipose (fat) tissue that we intend to use in our ThermoStem Program, may be regulated by the FDA as HCT/Ps under the HCT/P Regulations. However, the FDA may disagree with this position or conclude that some or all of our stem cell therapy products or services do not meet the applicable definitions and exemptions to the regulation. In July 2020, the FDA issued an updated guidance document entitled “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use” that provides additional guidance on how FDA interprets the HCT/P Regulations, particularly the definition of the terms “minimally manipulated” and “homologous use.” In the guidance, FDA stated it will exercise enforcement discretion until May 31, 2021 for products that do not comply with the HCT/P Regulations. After that date, manufacturers of products marketed as HCT/Ps that do not comply with the HCT/P Regulations will be subject to immediate FDA enforcement action. If we are not regulated solely under the HCT/P Regulations, we would need to expend significant resources to comply with the FDA’s broad regulatory authority under the FDCA. Third party litigation concerning the autologous use of a stem cell mixture to treat musculoskeletal and spinal injuries has increased the likelihood that some of our products and services are likely to be regulated as a drug or biological product and require FDA approval. In past litigation, the FDA asserted that the defendants’ use of cultured stem cells without FDA approval is in violation of the FDCA, claiming that the defendants’ product is a drug. The defendants asserted that their procedure is part of the practice of medicine and therefore beyond the FDA’s regulatory authority. The District Court ruled in favor of the FDA, and in February 2014 the Circuit Court affirmed the District Court’s holding.

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

The Federal Trade Commission (the “FTC”) has the authority to regulate and police advertising of medical treatments, procedures, and regimens in the United States under the Federal Trade Commission Act (the “FTCA”). The FTC has regulatory authority to prevent unfair and deceptive practices and false advertising. Specifically, the FTC requires advertisers and promoters to have a reasonable basis to substantiate and support claims. The FTC has many enforcement powers, one of which is the power to order disgorgement by promoters deemed in violation of the FTCA of any profits made from the promoted business and can order injunctions from further violative promotion. Advertising that we may utilize in connection with our medical tourism operations will be subject to FTC regulatory authority, and we intend to comply with such regulatory régime. Similar laws and requirements are likely to exist in other countries and we intend to comply with such requirements.

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

Employees

We currently have five employees, all of whom are full-time employees. We believe that our employee relations are good.

ITEM 1A.	RISK FACTORS.

Not applicable. See, however, Item 7 of this Annual Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition”).

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

Not applicable. See, however, Item 1 of this Annual Report (“Business – Business Development – Chapter 11 Reorganization”) for a discussion of a voluntary petition filed by us in March 2020 commencing a case under chapter 11 of title 11 of the U.S. Code in the United States Bankruptcy Court for the Eastern District of New York. The Amended Joint Plan of Reorganization filed in connection with the proceeding became effective on November 16, 2020.

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

Holders

As of April 27, 2021, there were 367 record holders of our shares of common stock.

Dividends

Not applicable.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2020, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as transactions by an issuer not involving any public offering or Section 1145 of the Bankruptcy Code as a security exchanged by an issuer for a claim against the issuer in a bankruptcy plan of reorganization. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2018, Quarterly Reports on Form 10-Q for the periods ended March 31, 2019, June 30, 2019 and September 30, 2019 and Current Reports on Form 8-K filed with the Securities and Exchange Commission, press releases made by us and information contained in filings with the bankruptcy court), and we were available to answer questions by prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficiency and for other corporate purposes.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price	Term (Years)	Purchaser(s)	Consideration(1)
11/16/2020	1,049,726,797	-	-	-	(2)	$14,381,259	(4)
11/16/2020	-	9,453,802,480	$0.0005	5.00	(2)	$2,565,699	(3)
11/16/2020	-	4,726,901,240	$0.001	5.00	(2)	$1,282,849	(3)
10/20/2020	81,796,200	-	-	-	(2)	$1,382,356	(5)
12/21/2020	136,000,000	-	-	-	(2)	$775,200	(5)

(1)	The value of the non-cash consideration was estimated to be the fair value of our restricted common stock. Since our shares are thinly traded in the open market, the fair value of our equity instruments was estimated by management based on observations of the cash sale prices of both restricted shares and freely tradeable shares.
(2)	Accredited investor.
(3)	Issued in connection with the issuance of Secured Convertible Notes pursuant to the Plan.
(4)	Issued in exchange for allowed unsecured claims pursuant to the Plan.
(5)	Issued on a cashless net exercise basis pursuant to the exercise of warrants.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2020, there were no purchases of common stock made by us or any “affiliated purchaser”.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated results of operations and financial condition of BioRestorative Therapies, Inc. and its subsidiary as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report following Item 16 (“Form 10-K Summary”). References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “us,” “we,” “our,” and similar terms refer to BioRestorative Therapies, Inc.. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions that may be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Factors That May Affect Future Results and Financial Condition” in this Item 7 for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

We develop therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult (non-embryonic) stem cells. We are currently pursuing our Disc/Spine Program with our initial investigational therapeutic product being called BRTX-100. We submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial investigating the use of BRTX-100, our lead cell therapy candidate, in the treatment of chronic lower back pain arising from degenerative disc disease. We have received such authorization from the FDA. We intend to commence such clinical trial during 2021 (assuming the receipt of necessary funding). We have obtained a license to use technology for investigational adult stem cell treatment of disc and spine conditions, including protruding and bulging lumbar discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the leg and foot. We are also developing our ThermoStem Program. This pre-clinical program involves the use of brown adipose (fat) in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies. United States patents related to the ThermoStem Program were issued in September 2015, January 2019, March 2020 and March 2021; a notice of allowance was also issued in March 2021 for a separate United States patent application in the ThermoStem Program and is expected to issue in the next few months; Australian patents related to the ThermoStem Program were issued in April 2017 and October 2019; a Japanese patent related to the ThermoStem Program was issued in December 2017; Israeli patents related to the ThermoStem Program were issued in October 2019 and May 2020; and European patents related to the ThermoStem Program were issued in April 2020 and January 2021.

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

As of December 31, 2020, our accumulated deficit was $89,842,833 and our stockholders’ deficit was $1,331,492. We have historically only generated a modest amount of revenue, and our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

Based upon our forecast for continued operating losses, as of December 31, 2020, we required equity and/or debt financing to continue our operations. As of December 31, 2020, our outstanding debt of $9,637,102, together with interest at rates ranging between 5% and 7% per annum, was due on November 16, 2023. As of December 31, 2020, the outstanding debt amount of $9,637,102 did not include $657,598 of estimated DIP and Plan costs associated with the DIP Funding and the Plan (the “Auctus Costs”). As of December 31, 2020, the Auctus Costs were not finalized and, of which, $500,000 and $157,598 are recorded in debt discount and accrued expenses, respectively, on the consolidated balance sheets.

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

We anticipate that we will require approximately $12,000,000 in financing to complete a Phase 2 clinical trial with regard to our Disc/Spine Program. We anticipate that we will require approximately $45,000,000 in further additional funding to complete such clinical trials (assuming the receipt of no revenues). We will also require a substantial amount of additional funding to implement our other programs described in Item 1 of this Annual Report (“Business”), including our metabolic ThermoStem Program, repay our outstanding debt (assuming such debt is not converted into equity) and fund general operations. No assurance can be given that the anticipated amounts of required funding are correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise.

We are currently seeking several different financing alternatives to support our future operations. The plan of reorganization provides that, at such time as we are current in our periodic SEC filings (which will be the case upon the filing of this Annual Report), subject to certain customary conditions, Auctus Fund, LLC (“Auctus”), which provided debtor-in-possession (“DIP”) financing to us during the reorganization process, is to provide a loan to us, as needed, in an amount equal to $3,500,000 less the sum of the DIP loans previously made by Auctus to us (inclusive of accrued interest, of $1,226,901) and the DIP costs incurred by Auctus as the DIP lender. In addition, Auctus and others provided debt financing in the aggregate principal amount of $3,848,548 at the effective date of our plan of reorganization. If we are unable to obtain such financing on a timely basis or other required financing as needed, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. See “Liquidity and Capital Resources” below.

Consolidated Results of Operations

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

The following table presents selected items in our consolidated statements of operations for the year ended December 31, 2020 and 2019, respectively:

	For The Years Ended
	December 31,
	2020	2019
Revenues	$77,000	$130,000

Operating Expenses:
Marketing and promotion	28,281	321,280
Consulting	137,250	1,912,683
Research and development	876,829	1,722,338
General and administrative	1,786,716	4,605,704
Total Operating Expenses	2,829,076	8,562,005
Loss From Operations	(2,752,076)	(8,432,005)

Other (Expense) Income:
Interest expense	(362,041)	(1,467,952)
Amortization of debt discount	(1,278,104)	(3,671,087)
Loss on extinguishment of notes payable, net	(658,152)	(1,895,116)
Change in fair value of derivative liabilities	(2,141,069)	788,970
Reorganization items, net	(4,081,245)	-
Other income	-	29,300
Total Other Expense	(8,520,611)	(6,215,885)
Net Loss	$(11,272,687)	(14,647,890)

Revenues

For the years ended December 31, 2020 and 2019, we generated $77,000 and $130,000, respectively, of royalty revenue in connection with our sublicense agreement.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the year ended December 31, 2020, marketing and promotion expenses decreased by $292,999, or 91%, from $321,280 to $28,281 as compared to the year ended December 31, 2019, due to the Company’s reduced spending on marketing prior to and during the Company’s Chapter 11 reorganization.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the year ended December 31, 2020, consulting expenses decreased by $1,775,433, or 93%, from $1,912,683 to $137,250, as compared to the year ended December 31, 2019, due to the Company’s reduced usage of consultants prior to and during the Company’s Chapter 11 reorganization.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the year ended December 31, 2020, research and development expenses decreased by $845,509, or 49%, from $1,722,338 to $876,829, as compared to the year ended December 31, 2019. The decrease was primarily a result of the Company’s reduced spending on research and development prior to and during the Company’s Chapter 11 reorganization.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of our Vice President of Research and Development and our laboratory staff), as well as corporate expenses such as legal and professional fees, investor relations and occupancy related expenses. For the year ended December 31, 2020, general and administrative expenses decreased by $2,818,988, or 61%, from $4,605,704 to $1,786,716, as compared to the year ended December 31, 2019. The decrease is primarily due to the Company’s reduced incurrence of general and administrative expenses prior to and during the Company’s Chapter 11 reorganization.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the year ended December 31, 2020, interest expense decreased $1,105,911, or 75%, as compared to the year ended December 31, 2019. The decrease was due to the prepetition outstanding notes payable being reclassified to liabilities subject to compromise at the Petition Date and, as a result, pursuant to ASC 852, Reorganizations, the Company did not accrue any new interest related to these notes. Certain of these notes were converted into shares of the Company’s common stock at November 16, 2020. All new accrued interest was related to secured and unsecured convertible notes payable that resulted from the Plan.

Amortization of debt discount

For the year ended December 31, 2020, amortization of debt discount decreased $2,392,983, or 65%, as compared to the year ended December 31, 2019. The decrease was primarily due to the prepetition outstanding notes payable being reclassified to liabilities subject to compromise at the Petition Date and as a result, pursuant to ASC 852, Reorganizations, the remaining debt discount was written off to reorganization items on the consolidated statements of operations.

Loss on extinguishment of notes payable, net

For the year ended December 31, 2020, we recorded a loss on extinguishment of notes payable, net, of $658,152, as compared to a loss on extinguishment of notes payable, net of $1,895,116 for the year ended December 31, 2019. The decrease is associated with debtholders’ exchanges of debt into equity securities.

Change in fair value of derivative liabilities

For the year ended December 31, 2020, we recorded a loss related to the change in fair value of derivative liabilities of $2,141,069 due to the decrease in time value of embedded conversion options within certain convertible notes payable, as compared to a gain related to the change in fair value of derivative liabilities of $788,970 for the year ended December 31, 2019.

Reorganization items, net

Reorganization items, net consists primarily of costs associated the post-petition Chapter 11 bankruptcy. For the year ended December 31, 2020, reorganization items, net decreased $4,081,245, or 100%, as compared to the year ended December 31, 2019. The decrease was due to, pursuant to ASC 852, Reorganizations¸ legal fees associated with the Chapter 11 reorganization, the write-off of the outstanding debt discount at the date of the bankruptcy, the exchange of common stock and unsecured convertible debt for allowable claims, and the write-off of derivative liabilities related to the convertible notes included in the Chapter 11 reorganization allowable claims.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	December 31,
	2020	2019

Cash	$3,064,610	$1,664

Working Capital (Deficiency)	$2,142,227	$(13,651,716)

Notes Payable (Gross)	$9,637,102	$8,393,327

Availability of Additional Funds

Based upon our accumulated deficit and stockholders’ deficit as of December 31, 2020 of $89,842,833 and $1,331,492, respectively, along with our forecast for continued operating losses and our need for financing to fund our contemplated clinical trials, as of such date, we required additional equity and/or debt financing to continue our operations.

As of December 31, 2020, our outstanding debt of $9,637,102, together with interest at rates ranging between 5% and 7% per annum, was due on November 16, 2023. As of December 31, 2020, the outstanding debt amount of $9,637,102 did not include $657,598 of estimated DIP and Plan costs associated with the DIP Funding and the Plan (the “Auctus Costs”). As of December 31, 2020, the Auctus Costs were not finalized and, of which, $500,000 and $157,598 are recorded in debt discount and accrued expenses, respectively, on the consolidated balance sheets.

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

The following events have mitigated the above factors with regards to our ability to continue as a going concern: (i) as part of our Chapter 11 reorganization approximately $14,700,000 in outstanding debt and other liabilities were exchanged for (a) shares of common stock, (b) new convertible notes with three year terms or (c) new convertible notes with three year terms and warrants to purchase shares of common stock; (ii) we secured DIP financing during our Chapter 11 reorganization in the aggregate amount of $1,189,413, and $3,848,548 in debt financing as part of our Chapter 11 reorganization to sustain operations; and (iii) pursuant to the plan of reorganization, Auctus is required to loan to us, as needed and subject to our becoming current in our SEC reporting obligations (which will be the case upon the filing of this Annual Report), an additional amount equal to $3,500,000, less the amount of Auctus’ DIP financing ($1,226,901, inclusive of accrued interest) and its DIP costs. As a result of the above, we have sufficient cash to fund operations for the twelve months subsequent to the filing date. In addition, the Company will need to obtain further funding of at least $12,000,000 to commence and complete a Phase 2 clinical study of the use of BRTX-100.

During the years ended December 31, 2020 and 2019, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the years ended December 31, 2020 and 2019 in the amounts of $1,964,265 and $6,918,734, respectively. The net cash used in operating activities for the year ended December 31, 2020 was primarily due to cash used to fund a net loss of $11,272,687, adjusted for non-cash expenses in the aggregate amount of $8,736,072 and partially offset by $572,350 of cash generated by changes in the levels of operating assets and liabilities, primarily as a result of increases in accrued expenses. The net cash used in operating activities for the year ended December 31, 2019 was primarily due to cash used to fund a net loss of $14,647,890, adjusted for non-cash expenses in the aggregate amount of $7,189,303 and partially offset by $539,853 of cash generated by changes in the levels of operating assets and liabilities, primarily as a result of increases in accrued interest, expenses, and other current liabilities, partially offset by an increase in accounts payable.

Net Cash Used in Investing Activities

During the years ended December 31, 2020 and 2019, cash used in investing activities was $- and $35,631, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the years ended December 31, 2020 and 2019 was $5,027,211 and $6,838,505, respectively. During the year ended December 31, 2020, $5,517,211 of net proceeds were from debt financings. During the year ended December 31, 2019, $10,888,339 of net proceeds were from debt financings, $1,658,500 of net proceeds were from equity financings, partially offset by $5,708,334 of repayments on debt financings and prepayment premiums.

We anticipate that the costs to complete our Phase 2 clinical trials with regard to our Disc/Spine Program will be at least $12,000,000. In addition, we anticipate approximately $45,000,000 in additional funding will be needed to complete the clinical trials using BRTX-100 (assuming the receipt of no revenues). As noted above in “Availability of Additional Funds” we secured additional funding as part of Chapter 11 reorganization in the aggregate amount of $5,037,961 as well as approximately $14,700,000 in outstanding debt and other liabilities being exchanged for (a) shares of common stock, (b) new convertible notes with three year terms or (c) new convertible notes with three year terms and warrants to purchase shares of common stock. Additionally, pursuant to the plan of reorganization, Auctus is required to loan to us, as needed and subject to our becoming current in our SEC reporting obligations (which will be the case upon the filing of this Annual Report), an additional amount equal to $3,500,000, less the amount of Auctus’ DIP financing ($1,226,901, inclusive of accrued interest) and its DIP costs. As a result of the above, we have sufficient cash to fund operations for the twelve months subsequent to the filing date.

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

Intangible Assets

Intangible assets are comprised of trademarks and licenses with original estimated useful lives of 10 and 17 years, respectively. Once placed into service, we amortize the cost of the intangible assets over their estimated useful lives on a straight-line basis.

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

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Since the shares underlying our 2010 Equity Participation Plan were registered on May 27, 2014, we estimate the fair value of the awards granted under the Plan based on the market value of our freely tradable common stock as reported on the OTC. The fair value of our restricted equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares. Awards granted to directors are treated on the same basis as awards granted to employees.

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

Recently Issued Accounting Pronouncements

See Note 3 to our consolidated financial statements for the years ended December 31, 2020 and 2019 included elsewhere in this Annual Report following Item 16 (“Form 10-K Summary”).

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

Risks Related to Our Business Generally

We have a limited operating history; we have incurred substantial losses since inception; we expect to continue to incur losses for the near term; as of December 31, 2020, we had a stockholders’ deficiency.

We have a limited operating history. Since our inception, we have incurred net losses. As of December 31, 2020, we had a working capital of $2,142,229 and a stockholders’ deficit of $1,331,492. On October 30, 2020, the Bankruptcy Court confirmed the plan of reorganization pursuant to the Chapter 11 Case (the “Plan of Reorganization”) and on November 16, 2020, the Plan of Reorganization became effective.

We will need to obtain a significant amount of financing to initiate and complete our clinical trials and implement our business plan.

Since our inception, we have not generated significant revenues from our operations and have funded our operations through the sale of our equity securities and debt securities. The implementation of our business plan, as discussed in Item 1 of this Annual Report (“Business”), will require the receipt of sufficient equity and/or debt financing to purchase necessary equipment, technology and materials, fund our clinical trials and other research and development efforts, retire our outstanding debt and otherwise fund our operations. We anticipate that we will require approximately $12,000,000 in financing to complete a Phase 2 clinical trial using BRTX-100. We anticipate that we will require approximately $45,000,000 in further additional funding to complete our clinical trials using BRTX-100 (assuming the receipt of no revenues). We will also require a substantial amount of additional funding to implement our other programs described in Item 1 of this Annual Report (“Business”), including our metabolic ThermoStem Program, repay our outstanding debt (assuming such debt is not converted into equity) and fund general operations. We received debtor-in-possession (“DIP”) funding of $1,189,413 during the Chapter 11 Case and debt financing of $3,848,548 on the effective date of the Chapter 11 Case. The Plan of Reorganization provides for additional debt funding of $3,500,000 (less our DIP funding obligation, including accrued interest, of $1,226,901 at the effective date of the Chapter 11 Case, less DIP costs incurred by the DIP lender) as needed, from our DIP lender upon our becoming current in our SEC periodic report filings (which will be the case upon the filing of this Annual Report). Such additional funding from the DIP lender, if received, will not be sufficient to satisfy our needs. No assurance can be given that the anticipated amounts of required funding are correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise. In the event we do not obtain the financing required for the above purposes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate.

We may need to obtain additional financing to satisfy debt obligations. An event of default pursuant to our outstanding debt obligations could trigger an acceleration of the due date of such obligations, including our secured debt.

As described in this Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Availability of Additional Funds”), as of December 31, 2020, our outstanding debt of $9,634,104, together with interest at rates ranging between 5% and 7% per annum, was due on November 16, 2023. As of December 31, 2020, the outstanding debt amount of $9,637,102 did not include $657,598 of estimated DIP and Plan costs associated with the DIP Funding and the Plan (the “Auctus Costs”). As of December 31, 2020, the Auctus Costs were not finalized and, of which, $500,000 and $157,598 are recorded in debt discount and accrued expenses, respectively, on the consolidated balance sheets. The DIP lender is required, pursuant to the Plan of Reorganization as discussed above, to lend us an additional $3,500,000 (less our DIP funding obligation, including accrued interest, of $1,226,901 at the effective date of the Chapter 11 Case, less the DIP costs incurred by the DIP lender), as needed. Although our outstanding debt is repayable on November 16, 2023 (unless sooner converted into equity), an event of default pursuant to the secured and unsecured promissory notes evidencing such indebtedness could trigger an acceleration of the due dates of all of the notes. We do not have the financial resources to satisfy such debt obligations. Since the repayment of a substantial portion of our outstanding debt is secured by a security interest in all of our assets, in the event of a default, and foreclosure upon our assets, we could be forced to cease operations and liquidate.

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

Except for a certain license agreement with Regenerative Sciences, LLC described in Item 1 of this Annual Report (“Business – Disc/Spine Program - License”), we do not have any material agreements or understandings in place with respect to the implementation of our business strategy. No assurances can be given that we will be able to enter into any necessary agreements with respect to the development of our business. Our inability to enter into any such agreements would have a material adverse effect on our results of operations and financial condition.

We depend on our executive officers and on our ability to attract and retain additional qualified personnel; we do not currently have a Chief Financial Officer.

Our performance is substantially dependent on the performance of Lance Alstodt, our Chief Executive Officer. We rely upon him for strategic business decisions and guidance. We are also dependent on the performance of Francisco Silva, our Vice President of Research and Development. Each of Messrs. Alstodt and Silva is subject to an employment agreement with us. We do not have any key-man insurance policies on the lives of either of our executive officers. We do not currently have a Chief Financial Officer. Pending the hiring of a Chief Financial Officer, we are utilizing financial consultants with regard to the preparation of our financial statements. We believe that our future success in developing marketable products and services and achieving a competitive position will depend in large part upon whether we can attract and retain additional qualified management and scientific personnel, including a Chief Financial Officer. Competition for such personnel is intense, and there can be no assurance that we will be able to attract and retain such personnel. The loss of the services of Mr. Alstodt and/or Mr. Silva or the inability to attract and retain additional personnel, including a Chief Financial Officer, and develop expertise as needed would have a substantial negative effect on our results of operations and financial condition.

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

Pursuant to our license agreement with Regenerative Sciences, LLC, we must complete our Phase 2 clinical trial by a certain date (which we believe to be February 2022) in order to maintain our exclusive rights with regard to the disc/spine technology. We will not be able to achieve such milestone. Any loss of such exclusive rights would have a material adverse effect upon our business, results of operations and financial condition. See “Business-Disc/Spine Program – License.”

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

Our business plan has been focused historically on capturing a piece of the burgeoning field of cell therapy. We have limited experience in the areas of cell therapy product development and marketing, and in the related regulatory issues and processes. Although we have recruited a team that has experience with designing and conducting clinical trials and have hired FDA consultants, as a company, we have limited experience in conducting clinical trials and no experience in conducting clinical trials through to regulatory approval of any product candidate. In part because of this lack of experience, we cannot be certain that planned clinical trials will begin or be completed on time, if at all. We cannot assure that we will successfully achieve our clinical development goals or fulfill our plans to capture a piece of the cell therapy market.

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

To date, we have not received regulatory approval to market any of our product candidates in any jurisdiction. If we seek approval of any of our cell therapy product candidates, we will be required to submit to the FDA and potentially other regulatory authorities extensive pre-clinical and clinical data supporting its safety and efficacy, as well as information about the manufacturing process and to undergo inspection of our manufacturing facility or other contract manufacturing facilities, if utilized, among other things. The process of obtaining FDA and other regulatory approvals is expensive, generally takes many years and is subject to numerous risks and uncertainties, particularly with complex and/or novel product candidates such as our cell-based product candidates. Changes in regulatory approval requirements or policies may cause delays in the approval or rejection of an application or may make it easier for our competitors to gain regulatory approval to enter the marketplace. Ultimately, the FDA and other regulatory agencies have substantial discretion in the approval process and may refuse to accept any application or may decide that our product candidate data are insufficient for approval without the submission of additional preclinical, clinical or other studies. In addition, varying agency interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any difficulties or failures that we encounter in securing regulatory approval for our product candidates would likely have a substantial adverse impact on our ability to generate product sales, and could make any search for a collaborative partner more difficult. Similarly, any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

There is no assurance that an active trading market for our securities will be sustained.

No assurance can be given that an active market for our shares will be sustained. In addition, although there have been market makers in our common stock, we cannot assure that these market makers will continue to make a market in our securities or that other factors outside of our control will not cause them to stop market making in our securities. Making a market in securities involves maintaining bid and ask quotations and being able to effect transactions in reasonable quantities at those quoted prices, subject to various securities laws and other regulatory requirements. Furthermore, the maintenance of a public trading market depends upon the existence of willing buyers and sellers, the presence of which is not within our control or that of any market maker. Market makers are not required to maintain a continuous two-sided market, are required to honor firm quotations for only a limited number of securities, and are free to withdraw firm quotations at any time. Even with a market maker, factors such as our past losses from operations and the small size of our company mean that there can be no assurance that an active and liquid market for our securities will be sustained or that stockholders will be able to resell their securities at any price.

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

We have authorization to issue up to 300,000,000,000 shares of common stock of which, as of April 27, 2021, 3,175,977,710 shares were issued and outstanding. We are not restricted from issuing additional shares of our common stock in the future, including securities convertible into, or exchangeable or exercisable for, shares of our common stock. Pursuant to the Plan of Reorganization, we issued warrants for the purchase of an aggregate of 15,226,346,970 shares of our common stock. In addition, pursuant to the Plan of Reorganization, we issued or will be issuing convertible notes in the aggregate estimated principal amount of $11,794,700. Such notes are or will be convertible into shares of our common stock at prices related to the market price of our common stock at the time of conversion. Our issuance of additional shares of common stock in the future will dilute the ownership interests of our then existing stockholders.

Pursuant to the Plan of Reorganization, an aggregate of 1,049,726,797 shares of common stock were issued to holders of unsecured claims. Such shares are freely tradeable in the public market, except for shares held by affiliates.

We have effective registration statements on Form S-8 under the Securities Act registering an aggregate of 19,955,000 shares of our common stock issuable under our 2010 Equity Participation Plan (the “2010 Plan”). As of April 27, 2021, options to purchase 4,879,617 shares of our common stock were outstanding under the 2010 Plan. In addition, as of such date, 45,000 shares of common stock were issued as stock grants pursuant to the 2010 Plan. The 2010 Plan terminated on November 17, 2020 and accordingly no further grants may be made under the 2010 Plan.

Immediately following the filing of this Annual Report, we intend to file a registration statement on Form S-8 under the Securities Act registering 4,700,000,000 shares of our common stock issuable under our 2021 Stock Incentive Plan (the “2021 Plan”). As of April 27, 2021, options to purchase 2,347,835,948 shares of our common stock were outstanding under the 2021 Plan. In addition, as of such date, 1,173,917,974 restricted stock units were outstanding under the 2021 Plan. All of such options and restricted stock units are held by our senior management team, Messrs. Alstodt and Silva.

The shares issuable pursuant to the registration statements on Form S-8 will be freely tradable in the public market, except for shares held by affiliates. We intend to include a resale prospectus in our registration statement on Form S-8 with regard to the 2021 Plan covering the resale of the shares issuable to Messrs. Alstodt and Silva upon their exercise of the above described options and the vesting of the above described RSUs. The resale of such shares will be currently subject to the volume limitations imposed by Rule 144.

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

The financial statements required by this Item 8 of this Annual Report are included in this Annual Report following Item 16 (“Form 10-K Summary”). As a smaller reporting company, we are not required to provide supplementary financial information.

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

Under the supervision and with the participation of our management, including our principal executive officer, who is also our principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2020. Management has not completed such evaluation and, as such, has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer, who is also our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of December 31, 2020 were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2020 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses:

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

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include:

●	New management personnel, including our new principal executive officer, who is executing on our business plan moving forward and analyzing new controls;
●	Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and
●	Engagement of external financial consulting firm in the fourth quarter of 2020 to assist us with our financial reporting, financial operations and internal controls moving forward.

Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that exempt smaller reporting companies from this requirement.

Changes in Internal Control Over Financial Reporting

Other than described above there have been no changes in our internal control over financial reporting that occurred during our fourth quarter of 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Information regarding our directors and executive officers is set forth below. Each of our officers devotes his full business time in providing services on our behalf.

Name	Age	Positions Held
Lance Alstodt	50	Chief Executive Officer, President and Chairman of the Board
Francisco Silva	46	Vice President of Research and Development, Secretary and Director
Nickolay Kukekov, Ph.D.	47	Director

Lance Alstodt

Lance Alstodt has served as our Chief Executive Officer, President and Chairman of the Board since November 2020. He served as our Executive Vice President and Chief Strategy Officer from October 2018 to February 2020. Since 2013, Mr. Alstodt has served as Chief Executive Officer of MedVest Consulting Corporation, an advisory and capital firm that focuses exclusively on the healthcare industry. Prior to MedVest, he was an investment banker with over 23 years of experience with respect to healthcare investment banking, including mergers and acquisitions. From 2011 to 2013, Mr. Alstodt was a Managing Director at Leerink Partners where he helped lead its medical technology sector. From 2009 to 2011, he was a Managing Director and Head of Medical Technology at Oppenheimer & Co. From 2000 to 2009, Mr. Alstodt was a Managing Director in the Healthcare Group and Global Mergers and Acquisitions Group at Bank of America Merrill Lynch. He previously spent seven years as a Vice President in the Global Mergers and Acquisitions Group at J.P. Morgan Chase, where he worked extensively on acquisitions, leveraged buyouts, private and public financings, exclusive sales and general advisory assignments. Mr. Alstodt received a degree in Economics from the State University of New York at Albany, with a secondary concentration in Finance and Marketing. We believe that Mr. Alstodt’s executive-level management experience with us and other healthcare businesses and his extensive experience in the investment banking field relating to the healthcare sector give him the qualifications to serve as one of our directors.

Francisco Silva

Francisco Silva has served as our Vice President of Research and Development since March 2013, having also previously served in such position from April 2011 until March 2012. Mr. Silva was elected our Secretary and a director in November 2020. He served as our Research Scientist from March 2012 to June 2012 and as our Chief Scientist from June 2012 to March 2013. From 2007 to 2011, Mr. Silva served as Chief Executive Officer of DV Biologics LLC, and as President of DaVinci Biosciences, LLC, companies engaged in the commercialization of human based biologics for both research and therapeutic applications. From 2003 to 2007, Mr. Silva served as Vice President of Research and Development for PrimeGen Biotech LLC, a company engaged in the development of cell based platforms. From 2002 to 2003, he was a Research Scientist with PrimeGen Biotech and was responsible for the development of experimental designs that focused on germ line reprogramming stem cell platforms. Mr. Silva has taught courses in biology, anatomy and advanced tissue culture at California State Polytechnic University. He has obtained a number of patents relating to stem cells and has had numerous articles published with regard to stem cell research. Mr. Silva graduated from California State Polytechnic University with a degree in Biology. He also obtained a Graduate Presidential Fellowship and MBRS Fellowship from California State Polytechnic University. We believe that Mr. Silva’s executive-level management experience with us since April 2011 and his extensive knowledge of the science related to our business give him the qualifications to serve as one of our directors.

Nickolay Kukekov, Ph.D.

Nickolay Kukekov, Ph.D. has served as one of our directors since March 2021. For more than the past fifteen years, Dr. Kukekov has held a number of healthcare investment banking positions. He has served as Senior Managing Director of Paulson Investment Company, LLC since 2020. From 2012 to 2020, Dr. Kukekov was a founding partner of Highline Research Advisors LLC. He served as a Managing Director of Summer Street Research Partners from 2010 to 2012. From 2007 to 2009, Dr. Kukekov was a Managing Director of Paramount Capital. He served as a Vice President of Rodmen & Renshaw from 2006 to 2007. He serves as a director of Brain Scientific, Inc. and Omnia Wellness Inc. whose shares are publicly traded. Dr. Kukekov received a Bachelor of Arts degree in molecular, cellular and developmental biology from the University of Colorado at Boulder and a Ph.D. in neuroscience from Columbia University College of Physicians and Surgeons. We believe that Dr. Kukekov’s extensive experience in the investment banking field relating to the healthcare sector and his strong background in regenerative medicine give him the qualifications to serve as one of our directors.

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

Name	Class	Term Expires

Lance Alstodt	III	2023
Francisco Silva	II	2022
Nickolay Kukekov	I	2021

Each executive officer will hold office until the initial meeting of the Board of Directors following the next annual meeting of stockholders and until his successor is elected and qualified or until his earlier resignation or removal.

Audit Committee

The Audit Committee of the Board of Directors is responsible for overseeing our accounting and financial reporting processes and the audits of our financial statements. The sole member of the Audit Committee is Dr. Kukekov.

Audit Committee Financial Expert

We do not currently have an “audit committee financial expert,” as that is defined in Item 407(d)(5) of Regulation S-K, as we are in the process of reconstituting our Board of Directors following our Chapter 11 reorganization.

Delinquent Section 16(a) Beneficial Ownership Reports

Section 16 of the Exchange Act requires that reports of beneficial ownership of common stock and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2020. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission, during the fiscal year ended December 31, 2020, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

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

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2020 and 2019 by (i) each of our then principal executive officers, and (ii) our most highly compensated executive officer, other than our then principal executive officers, who was serving as an executive officer as of December 31, 2020 and whose total compensation for the 2020 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”):

Name and Principal Position	Year	Salary	All Other Compensation		Total
Lance Alstodt	2020	$64,317	$-		$64,317
Chief Executive Officer (1)	2019	$350,000	$-		$350,000	(2)

Francisco Silva	2020	$207,553	$-		$207,553
VP, Research and Development	2019	$287,500	$-		$287,500	(3)

Mark Weinreb	2020	$179,172	$-		$179,172	(4)
Chief Executive Officer (5)	2019	$369,952	$2,400	(6)	$372,352	(6)

(1)	Mr. Alstodt served as our Executive Vice President and Chief Strategy Officer from October 15, 2018 through February 24, 2020. Mr. Alstodt has been serving as our President, Chief Executive Officer and Chairman of the Board since November 16, 2020.

(2)	Of the aggregate $350,000 earned cash compensation during 2019, $340,860 was paid in cash during 2019. Accrued compensation of $9,140 at December 31, 2019 was settled in our bankruptcy case.

(3)	Of the aggregate $287,500 earned cash compensation during 2019, $263,660 was paid in cash during 2019. Accrued compensation of $23,840 at December 31, 2019 was settled in our bankruptcy case.

(4)	Of the aggregate $179,172 earned cash compensation during 2020, $172,672 was paid in cash during 2020. The remaining $6,500 in earned compensation was settled in our bankruptcy case.

(5)	Mr. Weinreb resigned as our President, Chief Executive Officer and Chairman of the Board in November 2020.

(6)	Of the aggregate $372,352 earned cash compensation during 2019, $335,852 was paid in cash during 2019. The remaining $36,500 in earned compensation was settled in our bankruptcy case. All Other Compensation represents an automobile allowance paid to Mr. Weinreb in 2019.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2020 to the Named Executive Officers:

	Option Awards							Stock Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options		Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Lance Alstodt	500,000	-		-		$1.42	2/24/2021	-	$-	-	$-

Francisco Silva	4,000	-		-		$4.70	4/4/2021	-	$-	-	$-

Francisco Silva	150	-		-		$4.70	6/23/2021	-	$-	-	$-

Francisco Silva	1,000	-		-		$4.70	11/16/2021	-	$-	-	$-

Francisco Silva	2,000	-		-		$4.70	2/10/2022	-	$-	-	$-

Francisco Silva	4,500	-		3,000	(1)	$4.70	5/2/2022	-	$-	-	$-

Francisco Silva	4,000	-		-		$4.70	12/7/2022	-	$-	-	$-

Francisco Silva	5,000	-		-		$4.70	10/4/2023	-	$-	-	$-

Francisco Silva	12,500	-		-		$4.70	2/18/2024	-	$-	-	$-

Francisco Silva	2,000	-		-		$4.70	3/12/2024	-	$-	-	$-

Francisco Silva	37,500	-		-		$4.70	10/23/2024	-	$-	-	$-

Francisco Silva	25,000	-		-		$4.70	9/4/2025	-	$-	-	$-

Francisco Silva	60,000	-		-		$3.73	6/10/2026	-	$-	-	$-

Francisco Silva	80,000	-		-		$2.80	7/12/2027	-	$-	-	$-

Francisco Silva	66,667	33,333	(2)	-		$1.23	10/29/2028	-	$-	-	$-

Mark Weinreb	50,000	-		-		$4.70	2/10/2022	-	$-	-	$-

Mark Weinreb	20,000	-		-		$4.70	12/7/2022	-	$-	-	$-

Mark Weinreb	12,500	-		-		$4.70	10/4/2023	-	$-	-	$-

Mark Weinreb	50,000	-		-		$4.70	2/18/2024	-	$-	-	$-

Mark Weinreb	150,000	-		-		$4.70	10/23/2024	-	$-	-	$-

Mark Weinreb	208,000	-		-		$4.70	9/4/2025	-	$-	-	$-

Mark Weinreb	275,000	-		-		$3.73	6/10/2026	-	$-	-	$-

Mark Weinreb	275,000	-		-		$3.35	6/23/2027	-	$-	-	$-

Mark Weinreb	275,000	-		-		$1.23	10/29/2028	-	$-	-	$-

(1)	Option is exercisable commencing on the date (provided that such date is during Mr. Silva’s employment with us), if any, on which either (i) the FDA approves a biologics license application made by us with respect to any biologic product or (ii) a 510(k) Premarket Notification submission is made by us to the FDA with respect to a certain device.

(2)	Option is exercisable on October 29, 2021.

Employment Agreements

Lance Alstodt

2018 Employment Agreement

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

2021 Employment Agreement

Effective November 16, 2020, Mr. Alstodt was elected our Chief Executive Officer, President and Chairman of the Board. On March 18, 2021, we entered into an employment agreement with Mr. Alstodt which provides for a term ending on March 18, 2026. Pursuant to the employment agreement, Mr. Alstodt is entitled to receive initially an annual salary of $250,000. Mr. Alstodt’s annual salary will increase by $50,000 per year. In addition, in the event certain performance goals are met, Mr. Alstodt’s salary will increase by $150,000. Concurrently with the execution of the employment agreement, we granted to Mr. Alstodt pursuant to the 2021 Plan (i) a ten year option for the purchase of 1,173,917,974 shares of our common stock at an exercise price if $0.0119 per share and (ii) 586,958,987 restricted stock units (“RSUs”). The option vests to the extent of 50% thereof on the date of grant and 25% thereof on each of the first and second anniversaries of the date of grant. The RSUs vest in three equal annual installments on the first, second and third anniversaries of the date of grant. In the event that Mr. Alstodt’s employment is terminated by us without “cause”, or Mr. Alstodt terminates his employment for “good reason” (each as defined in the employment agreement), Mr. Alstodt will be entitled to receive severance in an amount up to one times his then annual base salary. If Mr. Alstodt’s employment with us is terminated without cause, the option granted to Mr. Alstodt will vest and become exercisable and such option will remain exercisable until its expiration date notwithstanding such termination of employment with us. In addition, the RSU’s granted to Mr. Alstodt will vest in the event of the termination of his employment without cause. Further, in the event of a change in control (as defined in the 2021 Plan), 50% of the unvested RSUs shall vest as of the date of the change in control and the remainder shall vest upon the earlier of the one year anniversary of the change in control or the date on which the RSU was scheduled to vest, subject to earlier vesting in the event Mr. Alstodt’s employment is terminated without cause.

Francisco Silva

2018 Employment Agreement

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

2021 Employment Agreement

On March 18, 2021, we and Mr. Silva entered into an employment agreement which provides for a term ending on March 18, 2026. Pursuant to the employment agreement, Mr. Silva is entitled to receive initially an annual salary of $225,000. Mr. Silva’s annual salary will increase by $50,000 per year. In addition, in the event certain performance goals are met, Mr. Silva’s salary will increase by $150,000. Concurrently with the execution of the employment agreement we granted to Mr. Silva pursuant to the 2021 Plan (i) a ten year option for the purchase of 1,173,917,974 shares of our common stock at an exercise price of $0.0119 per share and (ii) 586,958,987 RSUs. The option vests to the extent of 50% thereof on the date of grant and 25% thereof on each of the first and second anniversaries of the date of grant. The RSUs vest in three equal annual installments on the first, second and third anniversaries of the date of grant. In the event that Mr. Silva’s employment is terminated by us without “cause”, or Mr. Silva terminates his employment for “good reason” (each as defined in the employment agreement), Mr. Silva will be entitled to receive severance in an amount up to one times his then annual base salary. If Mr. Silva’s employment with us is terminated without cause, the option granted to Mr. Silva will vest and become exercisable and such option will remain exercisable until its expiration date notwithstanding such termination of employment with us. In addition, the RSU’s granted to Mr. Silva will vest in the event of the termination of his employment without cause. Further, in the event of a change in control (as defined in the 2021 Plan), 50% of the unvested RSUs shall vest as of the date of the change in control and the remainder shall vest upon the earlier of the one year anniversary of the change in control or the date on which the RSU was scheduled to vest, subject to earlier vesting in the event Mr. Silva’s employment is terminated without cause.

Mark Weinreb

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

DIRECTOR COMPENSATION

The following table sets forth certain information concerning the compensation of our then non-employee directors for the fiscal year ended December 31, 2020:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Robert B. Catell(1)	$-	$-	$-	(2)	$-	$-	$-	$-
John M. Desmarais(3)	$-	$-	$-	(4)	$-	$-	$-	$-
A. Jeffrey Radov(5)	$-	$-	$-	(6)	$-	$-	$-	$-
Charles S. Ryan(7)	$-	$-	$-	(8)	$-	$-	$-	$-
Paul Jude Tonna(9)	$-	$-	$-	(10)	$-	$-	$-	$-

(1)	Mr. Catell resigned as a director effective November 16, 2020.

(2)	As of December 31, 2020. Mr. Catell held options for the purchase of 219,000 shares of common stock.

(3)	Mr. Desmarais resigned as a director effective January 10, 2020.

(4)	As of December 31, 2020, Mr. Desmarais held options for the purchase of 225,000 shares of common stock.

(5)	Mr. Radov resigned as a director effective November 16, 2020.

(6)	As of December 31, 2020, Mr. Radov held options for the purchase of 566,000 shares of common stock.

(7)	Dr. Ryan resigned as a director effective January 10, 2020.

(8)	As of December 31, 2020, Dr. Ryan held options for the purchase of 231,000 shares of common stock.

(9)	Mr. Tonna resigned as a director effective November 16, 2020.

(10)	As of December 31, 2020, Mr. Tonna held options for the purchase of 364,000 shares of common stock.

Each of Messrs. Catell, Desmarais, Radov and Tonna and Dr. Ryan, our then non-employee directors, was entitled to receive, as compensation for his services as a director, $30,000 per annum plus $10,000 per annum for all committee service, in each case payable quarterly (subject to our cash needs). Our non-employee directors also received stock options, from time to time, in consideration of their services. There is no arrangement in place for compensation of our only current non-employee director, Dr. Kukekov.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Stockholders

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of April 27, 2021, known by us, through transfer agent records and reports filed with the SEC, to be held by: (i) each person who beneficially owns 5% or more of the shares of common stock then outstanding; (ii) each of our directors; (iii) each of our Named Executive Officers (as defined above); and (iv) all of our directors and executive officers as a group.

The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act. To our knowledge, and unless otherwise indicated, each stockholder has sole voting power and investment power over the shares listed as beneficially owned by such stockholder, subject to community property laws where applicable. Percentage ownership is based on 3,175,977,710 shares of common stock outstanding as of April 27, 2021.

Beneficial Owner	Number of Shares Beneficially Owned		Approximate Percent of Class
Lance Alstodt	605,670,653	(1)	16.1%
Francisco Silva	595,703,049	(2)	15.8%
Nickolay Kukekov	0		-
Mark Weinreb	1,395,500	(3)	*
All directors and executive officers as a group (3 persons)	1,201,373,702	(1)(2)	27.6%

* Less than 1%

(1)	Includes 586,958,987 shares of common stock issuable upon the exercise of a currently exercisable option.

(2)	Includes 587,259,304 shares of common stock issuable upon the exercise of currently exercisable options and 12,116 shares of common stock held by Mr. Silva in a retirement account.

(3)	Includes 1,315,500 shares of common stock issuable upon the exercise of currently exercisable options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2020 with respect to compensation plans (including individual compensation arrangements) under which our common stock are authorized for issuance, aggregated as follows:

●	All compensation plans previously approved by security holders; and
●	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	4,859,617	$0.98	5,095,383
Total	4,859,617	$0.98	5,095,383

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Director Independence

Board of Directors

Our Board of Directors is currently comprised of Lance Alstodt (Chair), Francisco Silva and Nickolay Kukekov. Dr. Kukekov is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

Audit Committee

Dr. Kukekov is the sole member of our Board’s Audit Committee. Dr. Kukekov is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market and Rule 10A-3(b)(1) under the Exchange Act.

Nominating Committee

Dr. Kukekov is the sole member of our Board’s Nominating Committee. Dr. Kukekov is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

Compensation Committee

Dr. Kukekov is the sole member of our Board’s Compensation Committee. Dr. Kukekov is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Friedman LLP has served as our independent registered public accountants for the years ended December 31, 2020 and 2019.

The following is a summary of the fees billed or expected to be billed to us by Friedman LLP, our independent registered public accountants, for professional services rendered with respect to the fiscal years ended December 31, 2020 and 2019 and by Marcum LLP, our former independent registered public accountants, for professional services rendered with respect to the fiscal year ended December 31, 2019:

	Friedman LLP		Marcum LLP
	2020	2019	2019
Audit fees (1)	$80,000	$45,000	$92,000
Audit-related fees (2)	-	-	-
Tax fees (3)	-	-	11,000
All other fees (4)	-	-	-
	$80,000	$45,000	$103,000

(1)	Audit Fees consist of fees billed and expected to be billed for services rendered for the audit of our consolidated financial statements for the fiscal years ended December 31, 2020 and 2019 and, with respect to Marcum, the review of our condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q and in connection with the filing of Forms S-1 and S-8 registration statements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed for professional services related to preparation of our U.S. federal and state income tax returns and tax advice.

(4)	All Other Fees consist of fees billed for products and services provided by our independent registered public accountants, other than those disclosed above.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.

2.1	Order of the Bankruptcy Court for the Eastern District of New York Confirming Amended Joint Plan of Reorganization of BioRestorative Therapies, Inc., and Auctus Fund, LLC (the “Plan of Reorganization”), incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 30, 2020, wherein such document is identified as Exhibit 2.1
2.2	Amended Disclosure Statement with respect to the Plan of Reorganization, together with exhibits thereto, including the Plan of Reorganization, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 30, 2020, wherein such document is identified as Exhibit 2.2
2.3	Plan Supplement to the Plan of Reorganization, together with forms of Secured Convertible Note, Unsecured Convertible Note, Class A Warrant, Class B Warrant, Intercreditor Agreement and Security Agreement attached as exhibits thereto, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 30, 2020, wherein such document is identified as Exhibit 2.3.
3.1	Certificate of Incorporation, as amended, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, wherein such document is identified as Exhibit 2.3.
3.2	Bylaws, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated December 19, 2014, wherein such document is identified as Exhibit 3.4
10.1	2010 Equity Participation Plan, as amended, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, wherein such document is identified as Exhibit 10.1
10.2	Stock Option Agreement, dated April 5, 2011, between Stem Cell Assurance, Inc. (now BioRestorative Therapies, Inc.) and Francisco Silva, incorporated by reference to the registrant’s Form 10, wherein such document is identified as Exhibit 10.24
10.3	License Agreement, dated as of January 27, 2012, between Regenerative Sciences, LLC and BioRestorative Therapies, Inc. (“License Agreement”), incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.44
10.4	Amendment to License Agreement, dated March 21, 2012, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.45
10.5	Amendment to License Agreement, dated November 30, 2015, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, wherein such document is identified as Exhibit 10.20
10.6	Stock Option Agreement, dated as of February 10, 2012, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.46
10.7	Stock Option Agreement, dated as of February 10, 2012, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.49
10.8	Stock Option Agreement, dated as of December 7, 2012, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, wherein such document is identified as Exhibit 10.58
10.9	Stock Option Agreement, dated as of December 7, 2012, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, wherein such document is identified as Exhibit 10.61
10.10	Stock Option Agreement, dated as of October 4, 2013, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, wherein such document is identified as Exhibit 10.59
10.11	Stock Option Agreement, dated as of October 4, 2013, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, wherein such document is identified as Exhibit 10.62

10.12	Stock Option Agreement, dated as of February 18, 2014, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, wherein such document is identified as Exhibit 10.64
10.13	Stock Option Agreement, dated as of February 18, 2014, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, wherein such document is identified as Exhibit 10.67
10.14	Stock Option Agreement, dated as of March 12, 2014, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, wherein such document is identified as Exhibit 10.70
10.15	Lease, dated as of August 25, 2014, between BioRestorative Therapies, Inc. and 50 Republic Road, LLC, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated August 25, 2014, wherein such document is identified as Exhibit 99.1
10.16	Stock Option Agreement, dated as of October 23, 2014, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, wherein such document is identified as Exhibit 10.65
10.17	Stock Option Agreement, dated as of October 23, 2014, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, wherein such document is identified as Exhibit 10.67
10.18	Stock Option Agreement, dated as of September 4, 2015, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-204672), wherein such document is identified as Exhibit 10.77
10.19	Stock Option Agreement, dated as of September 4, 2015, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-204672), wherein such document is identified as Exhibit 10.80
10.20	Stock Option Agreement, dated as of June 10, 2016, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, wherein such document is identified as Exhibit 10.59
10.21	Stock Option Agreement, dated as of June 10, 2016, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, wherein such document is identified as Exhibit 10.60
10.22	Stock Option Agreement, dated as of June 23, 2017, between BioRestorative Therapies, Inc. and Mark Weinreb, incorporated by reference to the registrant’s Form S-1 Registration Statement (Registration No. 333-220843), wherein such document is identified as Exhibit 10.73
10.23	Stock Option Agreement, dated as of July 12, 2017, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Form S-1 Registration Statement (Registration No. 333-220843), wherein such document is identified as Exhibit 10.76
10.24	Stock Option Agreement, dated as of October 29, 2018, between BioRestorative Therapies, Inc., and Mark Weinreb, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, wherein such document is identified as Exhibit 10.94
10.25	Stock Option Agreement, dated as of October 29, 2018, between BioRestorative Therapies, Inc., and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, wherein such document is identified as Exhibit 10.96
10.26	Lease Amendment, dated as of June 4, 2019, between 50 Republic Road, LLC and BioRestorative Therapies, Inc., incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, wherein such document is identified as Exhibit 10.37
10.27	Form of Secured Convertible Note issued pursuant to Plan of Reorganization, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 30, 2020, wherein such document is Exhibit A to the Plan Supplement to the Plan of Reorganization identified as Exhibit 2.3
10.28	Form of Unsecured Convertible Note issued pursuant to the Plan of Reorganization, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 30, 2020, wherein such document is Exhibit B to the Plan Supplement to the Plan of Reorganization identified as Exhibit 2.3
10.29	Form of Class A Warrant issued pursuant to the Plan of Reorganization, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 30, 2020, wherein such document is Exhibit C to the Plan Supplement to the Plan of Reorganization identified as Exhibit 2.3
10.30	Form of Class B Warrant issued pursuant to the Plan of Reorganization, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 30, 2020, wherein such document is Exhibit D to the Plan Supplement to the Plan of Reorganization identified as Exhibit 2.3
10.31	Form of Intercreditor Agreement entered into pursuant to the Plan of Reorganization, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 30, 2020, wherein such document is Exhibit E to the Plan Supplement to the Plan of Reorganization identified as Exhibit 2.3

10.32	Form of Security Agreement entered into pursuant to the Plan of Reorganization, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 30, 2020, wherein such document is Exhibit F to the Plan Supplement to the Plan of Reorganization identified as Exhibit 2.3
10.33	BioRestorative Therapies, Inc. 2021 Stock Incentive Plan, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 18, 2020, wherein such document is identified as Exhibit 99.1
10.34	Employment Agreement, dated as of March 18, 2021, by and between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 18, 2020, wherein such document is identified as Exhibit 99.2
10.35	Employment Agreement, dated as of March 18, 2021, by and between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 18, 2020, wherein such document is identified as Exhibit 99.3
10.36	Non-Qualified Stock Option Award Agreement, dated as of March 18, 2021, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 18, 2020, wherein such document is identified as Exhibit 99.4
10.37	Non-Qualified Stock Option Award Agreement, dated as of March 18, 2021, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 18, 2020, wherein such document is identified as Exhibit 99.5
10.38	Restricted Stock Unit Award Agreement, dated as of March 18, 2021, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 18, 2020, wherein such document is identified as Exhibit 99.6
10.39	Restricted Stock Unit Award Agreement, dated as of March 18, 2021, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 18, 2020, wherein such document is identified as Exhibit 99.7
14	Code of Ethics, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 14
21	Subsidiaries, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, wherein such document is identified as Exhibit 21
23	Independent Registered Public Accounting Firm’s Consent*
31.1	Principal Executive Officer Certification*
31.2	Principal Financial Officer Certification*
32	Section 1350 Certification**

101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith

** Furnished herewith

ITEM 16.	FORM 10-K SUMMARY.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIORESTORATIVE THERAPIES, INC.

Dated: April 29, 2021	By:	/s/ Lance Alstodt
Lance Alstodt
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Lance Alstodt	Chief Executive Officer, President, Chairman of the Board and Director	April 29, 2021
Lance Alstodt	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Francisco Silva	Vice President, Research and Development and Director	April 29, 2021
Francisco Silva

/s/ Nickolay Kukekov	Director	April 29, 2021
Nickolay Kukekov

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of BioRestorative Therapies, Inc. & Subsidiary.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BioRestorative Therapies, Inc. & Subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Intangible Asset

Description of the Matter

As described in Note 3 of the consolidated financial statements, the Company records its intangible asset at cost and amortizes the asset over an estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the assets are expected to be generated. The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets are determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value.

How We Addressed the Matter in Our Audit

We evaluated management’s assessment of impairment. We evaluated the Company’s current performance, and reviewed forecasted information. We assessed the reasonableness of the forecasted operating results. The testing included inquiries with management, testing of management’s qualitative assessment of impairment and indicators, and comparison of prior period forecasts to actual results.

Liquidity – Assessing the Company’s Ability to Continue as a Going Concern

Description of the Matter

As described in Note 2 of the consolidated financial statements, the Company has adequate cash on hand, which will provide sufficient liquidity to finance the operating activities of the Company for twelve months from the issuance of these consolidated financial statements. We determined that the Company’s ability to continue as a going concern is a critical audit matter due to significant management’s judgments and assumptions used in estimating future cash flows.

How We Addressed the Matter in Our Audit

We reviewed forecasted information, assessed reasonableness of the forecasted operating results and uses and sources of cash used in management’s assessment. This testing included inquiries with management, comparison of prior period forecasts to actual results, assessment of available financing, consideration of positive and negative evidence impacting management’s forecasts, market and industry factors.

/s/ Friedman LLP

We have served as the Company’s auditor since 2020.
Marlton, New Jersey
April 29, 2021

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

ASSETS

Current Assets:
Cash	$3,064,610	$1,664
Accounts receivable	17,000	32,000
Prepaid expenses	105,407	35,199
Total Current Assets	3,187,017	68,863

Equipment, net	21,914	68,402
Right of use asset	473,849	589,894
Intangible assets, net	664,268	739,164

Total Assets	$4,347,048	$1,466,323

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$118,851	$1,954,427
Accrued expenses and other current liabilities	718,259	2,921,164
Accrued interest	49,307	697,658
Lease liability	158,371	85,465
Notes payable, net of debt discount of $- and $1,247,422, respectively	-	7,145,906
Derivative liabilities	-	915,959
Total Current Liabilities	1,044,788	13,720,579

Lease liability, net of current portion	363,519	521,890
Notes payable, net of debt discount of $5,366,869	4,270,233	-

Total Liabilities	5,678,540	14,242,469

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.01 par value; Authorized, 20,000,000 shares; none issued and outstanding at December 31, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value; Authorized, 300,000,000,000 shares; Issued and outstanding 2,862,174,380 and 77,851,633, respectively	286,220	7,787
Additional paid in capital	88,225,121	65,786,213
Accumulated deficit	(89,842,833)	(78,570,146)

Total Stockholders’ Deficit	(1,331,492)	(12,776,146)

Total Liabilities and Stockholders’ Deficit	$4,347,048	$1,466,323

The accompanying notes are an integral part of these consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2020	December 31, 2019

Revenues	$77,000	$130,000

Operating expenses:
Marketing and promotion	28,281	321,280
Consulting	137,250	1,912,683
Research and development	876,829	1,722,338
General and administrative	1,786,716	4,605,704
Total operating expenses	2,829,076	8,562,005

Loss from operations	(2,752,076)	(8,432,005)

Other expense:
Interest expense	(362,041)	(1,467,952)
Amortization of debt discount	(1,278,104)	(3,671,087)
Loss on extinguishment of notes payable, net	(658,152)	(1,895,116)
Change in fair value of derivative liabilites	(2,141,069)	788,970
Reorganization items, net	(4,081,245)	-
Other income	-	29,300
Total other expense	(8,520,611)	(6,215,885)

Net loss	$(11,272,687)	$(14,647,890)

Net Loss Per Share
- Basic and Diluted	$(0.01)	$(0.66)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	1,578,818,497	22,277,350

The accompanying notes are an integral part of these consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2020	77,851,633	$7,787	$65,786,213	$(78,570,146)	$(12,776,146)

Shares and warrants issued for cash	1,000,000	100	9,900	-	10,000
Shares issued in exchange of notes payable and accrued interest	1,515,799,750	151,580	2,407,352	-	2,558,932
Shares issued in satisfaction of bankruptcy allowable claims	1,049,726,797	104,973	14,276,286	-	14,381,259
Shares issued in cashless exercise of warrants	217,796,200	21,780	(21,780)	-	-
Fair market value of beneficial conversion feature and warrants issued convertible notes payable instruments	-	-	5,075,449	-	5,075,449
Stock-based compensation:
- options	-	-	691,701	-	691,701
Net loss	-	-	-	(11,272,687)	(11,272,687)

Balance as of December 31, 2020	2,862,174,380	$286,220	$88,225,121	$(89,842,833)	$(1,331,492)

Balance at January 1, 2019	11,728,394	$1,175	$55,280,043	$(63,922,256)	$(8,641,038)

Shares and warrants issued for cash	5,663,301	566	254,346	-	254,912
Shares issued in satisfaction of accrued consulting services	10,000	1	7,199	-	7,200
Shares issued in exchange for notes payable and accrued interest	60,296,065	6,029	5,715,331	-	5,721,360
Shares issued and recorded as debt discount in connection with a note payable issuances and extensions	78,873	8	61,212	-	61,220
Reclassification of derivative liabilities to equity	-	-	2,809,565	-	2,809,565
Stock-based compensation:
- common stock	75,000	8	29,992	-	30,000
- options and warrants	-	-	1,628,525	-	1,628,525
Net loss	-	-	-	(14,647,890)	(14,647,890)

Balance as of December 31, 2019	77,851,633	$7,787	$65,786,213	$(78,570,146)	$(12,776,146)

The accompanying notes are an integral part of these consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net Loss	$(11,272,687)	$(14,647,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,278,105	3,671,087
Accretion of interest expense	2,810,973	548,026
Depreciation and amortization	121,384	217,359
Stock-based compensation	691,701	1,658,524
Loss on extinguishment of note payables, net	658,152	1,895,116
Gain on settlement of payables	-	(29,300)
Reorganization items, net	527,455	-
Change in fair value of derivative liabilities	2,141,069	(788,970)
Professional fees paid for services related to bankruptcy proceedings	476,653	-
Non-cash effect of right of use asset	30,580	17,461
Changes in operating assets and liabilities:
Accounts receivable	15,000	(3,000)
Security deposit	-	22,100
Prepaid assets and other current assets	(70,208)	(735)
Accounts payable	84,631	97,099
Accrued interest, expenses and other current liabilities	542,927	424,389

Net cash used in operating activities	(1,964,265)	(6,918,734)

Cash flows from investing activities:

Purchases of property and equipment	-	(35,631)

Net cash used in investing activities	-	(35,631)

Cash flows from financing activities:
Proceeds from notes payable	4,290,310	10,888,339
Payments on notes payable - principal	-	(4,894,604)
Payments on notes payable - prepayment premiums	-	(813,730)
Proceeds from DIP financiing	1,226,901	-
Financing costs	(500,000)	-
Sales of common stock and warrants for cash	10,000	1,658,500

Net cash provided by financing activities	5,527,211	6,838,505

Net increase (decrease) in cash and cash equivalents	3,062,946	(115,859)

Cash and cash equivalents - beginning of year	1,664	117,523

Cash and cash equivalents - end of year	$3,064,610	$1,664

Supplemental cash flow information:
Cash paid for:
Interest	$-	$355,326
Non-cash investing and financing activities:
Shares issued and recorded as debt discount in connection with notes payable issuances and extensions	$-	$61,220
Shares issued in exchange for notes payable and accrured interest	$2,558,932	$5,721,360
Shares and warrants issued in satisfaction of accrued consulting services	$-	$7,200
Shares issued in satisfaction of bankruptcy allowable claims	$14,381,259	$-
Reclassification of derivative liabilities to equity	$-	$2,809,565
Bifurcated embedded conversion options and warrants recorded as derivative liability and debt discount	$2,377,818	$5,216,650
Fair market value of beneficial conversion feature and warrants issued convertible notes payable instruments	$5,075,449	$-
Sale of warrants recorded as derivative liabilities	$10,000	$1,403,588
Write of use asset and lease liability recorded upon adoption of ASC 842	$-	$638,246

The accompanying notes are an integral part of these consolidated financial statements.

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

On August 7, 2020 the Company and Auctus Fund, LLC (“Auctus”), the Company’s largest unsecured creditor and a stockholder as of the Petition Date, filed an Amended Joint Plan of Reorganization (the “Plan”) and on October 30, 2020, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan, as amended. Amendments to the Plan are reflected in the Confirmation Order. On November 16, 2020 (the “Effective Date”), the Plan became effective. See Note 7 – Notes Payable – Chapter 11 Reorganization.

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

NOTE 2 – LIQUIDITY

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2020, the Company had a loss from operations of approximately $2,752,000 and negative cash flows from operations of approximately $1,964,000. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2021, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily through additional infusions of cash from equity and debt financing.

The Company believes the following has been able to mitigate the above factors with regards to its ability to continue as a going concern: (i) as part of its Chapter 11 reorganization approximately $14,700,000 in outstanding debt and other liabilities were exchanged for (a) shares of common stock, (b) new convertible notes or (c) new convertible notes and warrants to purchase shares of common stock; (ii) the Company secured DIP financing during its Chapter 11 Case in the amount of $1,189,413, as well as an aggregate amount of $3,848,548 in debt financing from Auctus and others as part of the Company’s Chapter 11 reorganization, to sustain operations; and (iii) pursuant to the plan of reorganization, Auctus is required to loan to the Company, as needed and subject to the Company becoming current in its SEC reporting obligations, an additional amount equal to $3,500,000, less the amount of Auctus’ DIP financing ($1,226,901, inclusive of accrued interest) and its DIP costs not to exceed approximately $650,000. As a result of the above, and cash on hand of approximately $2,455,935 as of April 19, 2021, the Company believes it has sufficient cash to fund operations for the twelve months subsequent to the filing date. In addition, the Company is seeking further funding to commence and complete a Phase 2 clinical study of the use of BRTX-100.

Current funds on hand will not be sufficient to enable the Company to fully complete its development activities or attain profitable operations. If the Company is unable to obtain such additional financing on a timely basis the Company may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations and liquidate.

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

Chapter 11 Cases

Chapter 11 Accounting

The consolidated financial statements included herein have been prepared as if we were a going concern and in accordance with Accounting Standards Codification (“ASC”) 852, Reorganizations.

Weak industry conditions in 2019 negatively impacted the Company’s results of operations and cash flows and may continue to do so in the future. In order to decrease the Company’s indebtedness and maintain the Company’s liquidity levels sufficient to meet its commitments, the Company undertook a number of actions, including minimizing capital expenditures and further reducing its recurring operating expenses. The Company believed that even after taking these actions, it would not have sufficient liquidity to satisfy its debt service obligations and meet its other financial obligations. On March 20, 2020 (the “Petition Date”), the Company filed a voluntary petition commencing a case under chapter 11 of title 11 of the U.S. Code in the United States Bankruptcy Court for the Eastern District of New York. On August 7, 2020, the Company and Auctus, the Company’s largest unsecured creditor and a stockholder as of the Petition Date, filed an Amended Joint Plan of Reorganization (the “Plan”). On November 16, 2020 (the “Effective Date”), the Plan became effective.

Reorganization Items, Net

The Company incurred costs after the Petition Date associated with the reorganization, primarily unamortized debt discount, exchange of common stock and unsecured convertible notes for allowable claims and post-petition professional fees. In accordance with applicable guidance, costs associated with the bankruptcy proceedings have been recorded as reorganization items, net within the accompanying consolidated statements of operations for the year ended December 31, 2020. Reorganization items, net for the year ended December 31, 2020, was $(4,081,245), representing cash used in operating activities.

Reorganization items, net for the year ended December 31, 2020, consisted of the following:

Year Ended December 31, 2020

Professional fees	$(476,652)
Write-off of derivative liability	4,375,231
Default interest and penalties	(864,125)
Exchange of common stock for allowable claims	(3,047,417)
Exchange of secured convertible debt for allowable claims	(1,488,172)
Unamortized debt discount on convertible notes	(2,580,110)
Total reorganization items, net	$(4,081,245)

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the accompanying consolidated financial statements. Significant estimates include the carrying value of intangible assets, deferred tax asset and valuation allowance, estimated fair value of derivative liabilities stemming from convertible debt securities, and assumptions used in the Black-Scholes-Merton pricing model, such as expected volatility, risk-free interest rate, and expected divided rate.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2020 and 2019, the Company had approximately $2,815,000 and $-, respectively, in excess of the FDIC insured limit.

The royalties related to the Company’s sublicense comprised all of the Company’s revenue during the years ended December 31, 2020 and 2019. See “Revenue” below.

During the years ended December 31, 2020 and 2019, 84% and 30% of the Company’s debt financings were from one lender.

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

The Company’s contracted transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s contracts have a single performance obligation which is not separately identifiable from other promises in the contracts and is, therefore, not distinct. The Company’s performance obligation is satisfied upon the transfer of risk of loss to the customer. All sales have fixed pricing and there are currently no variable components included in the Company’s revenue. The timing of the Company’s revenue recognition may differ from the timing of receiving royalty payments. A receivable is recorded when revenue is recognized prior to receipt of a royalty payment and the Company has an unconditional right to the royalty payment. Alternatively, when a royalty payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. During the years ended December 31, 2020 and 2019, the Company recognized $77,000 and $130,000, respectively, of revenue related to the Company’s sublicenses.

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

Contract Modifications

There were no contract modifications during the years ended December 31, 2020 and 2019. Contract modifications are not routine in the performance of the Company’s contracts.

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of December 31, 2020 or 2019.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for doubtful accounts. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company provides for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. The Company did not record an allowance for doubtful accounts as of December 31, 2020 and 2019, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the years ended December 31, 2020 and 2019, we determined that there was no impairment charge for our intangible assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other. Definite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $28,281 and $321,280 for the years ended December 31, 2020 and 2019, respectively, and are recorded in marketing and promotion on the statement of operations.

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

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. All vested outstanding options and warrants are considered potential common stock. The dilutive effect, if any, of stock options and warrants are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, options, warrants, and convertible notes have been excluded from the Company’s computation of net loss per common share for the years ended December 31, 2020 and 2019.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	Year Ended December 31,
	2020		2019

Options	4,859,617		4,879,617
Warrants	15,002,388,203		8,379,177
Convertible notes	436,307,132	(1)	501,549,663	(2)
Total	15,675,232,655		514,808,457

(1)	As of December 31, 2020 all of the convertible notes had variable conversion prices and the shares issuable were estimated based on the market conditions. Pursuant to the note agreements, there were 52,292,375,355 shares of common stock reserved for future note conversions as of December 31, 2020.
(2)	As of December 31, 2019 many of the convertible notes had variable conversion prices and the shares issuable were estimated based on the market conditions. Pursuant to the note agreements, there were 225,023,100 shares of common stock reserved for future note conversions as of December 31, 2019.

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

Leases in which the Company is the lessee are comprised of office rental. All of the leases are classified as operating leases. The Company has a lease agreement for office space with a remaining term of four years as of December 31, 2020.

Recent Accounting Pronouncements

All newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2020	December 31, 2019

Medical equipment	$352,133	$352,133
Furniture and fixtures	123,487	123,487
Computer software and equipment	107,648	107,648
Office equipment	12,979	12,979
Leasehold improvements	304,661	304,661
	900,908	900,908
Less: accumulated depreciation	(878,994)	(832,506)
Property and equipment, net	$21,914	$68,402

Total depreciation expense for the years ended December 31, 2020 and 2019 was $46,488 and $142,465, respectively. Depreciation expense is reflected in general and administrative expenses and research and development expenses in the consolidated statement of operations.

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

Intangible assets consist of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization	Total
Balance as of January 1, 2019	$3,676	$1,301,500	$(491,117)	$814,059
Amortization expense	-	-	(74,895)	(74,895)
Balance as of December 31, 2019	3,676	1,301,500	(566,012)	739,164
Amortization expense	-	-	(74,896)	(74,896)
Balance as of December 31, 2020	$3,676	$1,301,500	$(640,908)	$664,268
Weighted average remaining amortization period at December 31, 2020 (in years)	-	8.9

Amortization of intangible assets consists of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization
Balance as of January 1, 2019	$2,944	$488,173	$491,117
Amortization expense	368	74,527	74,895
Balance as of December 31, 2019	3,312	562,700	566,012
Amortization expense	364	74,531	74,895
Balance as of December 31, 2020	$3,676	$637,231	$640,907

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of:

	December 31, 2020		December 31, 2019

Accrued payroll	$-		$152,308
Accrued research and development expenses	-		806,175
Accrued general and administrative expenses	60,661		1,392,743
Accrued director compensation	-		557,500
Deferred rent	-		12,438
Accrued DIP and Plan costs related to DIP Funding and Plan	657,598	(1)	-
Total accrued expenses	$718,259		$2,921,164

(1) Amount represents DIP and Plan costs associated with the Auctus DIP Funding and the Plan. As of December 31, 2020, these amounts were note finalized and, as a result, were recorded as accrued expenses in the consolidated balance sheets. Subsequent to December 31, 2020, upon finalization, the amount representing the costs associated with the DIP Funding and the Plan will be converted into a Secured Convertible Note.

Note 7 – NOTES PAYABLE & Chapter 11 reorganization

A summary of the notes payable activity during the years ended December 31, 2020 and 2019 is presented below:

	Related Party Notes	Convertible Notes	Other Notes	Debt Discount	Total
Outstanding, December 31, 2018	$720,000	$4,309,415	$132,501	$(1,012,363)	$4,149,553
Issuances	635,000	9,913,339	340,000	-	10,888,339
Exchanges for equity	-	(2,637,323)	-	634,525	(2,002,798)
Repayments	(70,000)	(4,817,105)	(7,500)	428,939	(4,465,666)
Extinguishment of notes payable	-	-	(148,014)	6,196	(141,818)
Recognition of debt discount	-	-	-	(5,523,830)	(5,523,830)
Accretion of interest expense	-	-	-	548,026	548,026
Accrued interest reclassified to notes payable principal	-	-	23,013	-	23,013
Amortization of debt discount	-	-	-	3,671,087	3,671,087
Outstanding, December 31, 2019	1,285,000	6,768,326	340,000	(1,247,420)	7,145,906
Issuances	353,762	3,936,548	-	-	4,290,310
Third-party purchases	(287,041)	287,041	-	-	-
Exchanges for equity	-	(813,393)	-	253,654	(559,739)
Exchanged for equity pursuant to Chapter 11 Plan	(998,139)	(3,592,395)	(340,000)	-	(4,930,534)
Secured and Unsecured convertible notes payable exchanged pursuant to Chapter 11 Plan, net	(353,582)	3,050,975	-	-	2,697,393
Recognition of debt discount	-	-	-	(8,534,245)	(8,534,245)
Accretion of interest expense	-	-	-	2,886,036	2,886,036
Amortization of debt discount	-	-		1,275,106	1,275,106
Outstanding, December 31, 2020	$-	$9,637,102	$-	$(5,366,869)	$4,270,233

Chapter 11 Reorganization

On March 20, 2020, the Company filed a voluntary petition commencing a case under chapter 11 of title 11 of the U.S. Code in the United States Bankruptcy Court for the Eastern District of New York. On August 7, 2020, the Company and Auctus, the Company’s largest unsecured creditor and a stockholder as of the Petition Date, filed an Amended Joint Plan of Reorganization (the “Plan”). Pursuant to the Bankruptcy, for any outstanding principal and interest at the date of the Company’s Chapter 11 petition (except for creditors who provided additional debt financing in connection with the Bankruptcy), 100 shares of the Company’s common stock were issued for each dollar of allowed claim, with such shares subject to leak-out restrictions prohibiting the holder from selling, without the consent of the Company, more than 33% of the issued shares during each of the three initial 30 day periods following the Effective Date. As a result of the Chapter 11 petition, the conversion rights for the notes described in this Note 7 – Notes Payable – Convertible Notes – Embedded Conversion Options and Note Provisions were rescinded and were subject to the conversion rights outlined above. As a result of the Chapter 11 reorganization, pursuant to ASC 852, Reorganizations, the Company has recorded all prepetition liabilities at the expected allowable claim amounts as of December 31, 2020. This resulted in the Company amortizing the remaining debt discount of $2,580,110 to reorganization items on the consolidated statements of operations.

On October 30, 2020, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan, as amended. Amendments to the Plan are reflected in the Confirmation Order. On November 16, 2020 (the “Effective Date”), the Plan became effective.

The material features of the Plan, as amended and confirmed by the Confirmation Order, are as follows:

i.	Treatment of the financing to the Company by Auctus of up to $7,000,000 which Auctus has provided or committed to provide consisting of the debtor-in-possession loans made to the Company by Auctus during the Chapter 11 Case (the “DIP Funding”) and additional funding as described below.

ii.	Auctus has provided $3,500,000 in funding to the Company (the “Initial Auctus Funding”) and is to provide, subject to certain conditions, additional funding to the Company, as needed, in an amount equal to $3,500,000, less the sum of the debtor-in-possession loans made to the Company by Auctus during the Chapter 11 Case (inclusive of accrued interest) (approximately $1,227,000 as of the Effective Date) and the costs incurred by Auctus as the debtor-in-possession lender (the “DIP Costs”). As of December 31, 2020, the DIP Costs and additional Plan costs were not finalized and recorded. The DIP Costs and the additional Plan costs in the aggregate are estimated to total $657,598, of which $500,000 and $157,598 were recorded in debt discount and accrued expenses, respectively, on the consolidated balance sheets. In addition, four other persons and entitles (collectively, the “Other Lenders”) who held allowed general unsecured claims provided funding to the Company in the aggregate amount of approximately $348,000 (the “Other Funding” and together with the Initial Auctus Funding, the “Funding”). In consideration of the Funding, the Company has issued the following:

a.	Secured convertible notes of the Company (each, a “Secured Convertible Note”) in the principal amount equal to the Funding; the payment of the Secured Convertible Notes is secured by the grant of a security interest in substantially all of the Company’s assets; the Secured Convertible Notes have the following features:

●	Maturity date of three years following the Effective Date;

●	Interest at the rate of 7% per annum;
●	The right of the holder to convert the indebtedness into shares of common stock of the Company at a price equal to the volume weighted average price for the common stock over the five trading days immediately preceding the conversion; and
●	Mandatory conversion of all indebtedness at such time as the common stock is listed on the Nasdaq Capital Market or another senior exchange on the same terms as provided to investors in connection with a public offering undertaken in connection with such listing;

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

c.	Warrants (each, a “Class B Warrant” and together with the Class A Warrants, the “Plan Warrants”) to purchase a number of shares of common stock equal to the Funding provided divided by $0.001 (a total of 3,500,000,000 Class B Warrants in consideration of the Initial Auctus Funding and a total of approximately 348,500,000 Class B Warrants in the aggregate in consideration of the Other Funding), such Class B Warrants having an exercise price of $0.001 per share.

iii.	The obligation to Auctus with respect to the DIP Funding has been exchanged for the following:

a.	A Secured Convertible Note in the principal amount of approximately $1,349,591 (110% DIP Funding) with a maturity date of November 16, 2023;

b.	A Class A Warrant to purchase 2,453,802,480 shares of common stock; and

c.	A Class B Warrant to purchase 1,226,901,240 shares of common stock (as to which 544,697,452 shares of common stock have been exercised on a net exercise basis, pursuant to the terms of the Class B Warrant, with respect to the issuance of 512,124,200 shares of common stock, of which 217,796,200 and 294,328,000 were issued during 2020 and 2021, respectively).

In addition, Auctus shall be entitled to receive a Secured Convertible Note in exchange for its allowed DIP Costs and allowed Plan costs in a manner in which the DIP Funding was treated and may be entitled to a Class A Warrant and a Class B Warrant in consideration of such costs.

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

iv.	The claim arising from the promissory note issued in June 2016 by the Company to Desmarais in the original principal amount of $175,000 was treated as an allowed general unsecured claim in the amount of $245,192 and was satisfied and exchanged for 24,519,200 shares of common stock.

v.	The claim arising from the promissory note issued in June 2016 by the Company to Tuxis Trust, an entity related to Desmarais, in the original principal amount of $500,000 was treated as follows:

a.	$444,534,43 was treated as an allowed general unsecured claim in such amount and exchanged for 44,453,400 shares of common stock; and

b.	$309,301 was treated as an allowed secured claim in such amount and exchanged for a Secured Convertible Note in such amount with a maturity date of November 16, 2023.

vi.	Holders of allowed general unsecured claims (other than Auctus and the Other Lenders) received an aggregate of 1,049,726,797 shares of common stock where were valued at the fair market value of the stock at issuance date of $14,381,259 with an associated loss of $3,883,991 recognized in Reorganization Items, net on the accompanying consolidated statement of operations in exchange for approximately $10,497,268 outstanding accounts payable and convertible debt (including accrued interest), with such shares being subject to a leak-out restriction prohibiting each holder from selling, without consent of the Company, more than 33% of its shares during each of the three initial 30 day periods following the Effective Date.

vii.	Auctus and the Other Lenders have been issued, in respect of their allowed general unsecured claims ($3,261,819 in the case of Auctus and an aggregate of approximately $382,400 in the case of the Other Lenders), a convertible promissory note of the Company (each, an “Unsecured Convertible Note”) in the allowed amount of the claim, which Unsecured Convertible Notes have the following material features:

a.	Maturity date of three years from the Effective Date;

b.	Interest at the rate of 5% per annum;

c.	The right of the holder to convert the indebtedness into shares of common stock at a price equal to the volume weighted average for the common stock over the five trading days immediately preceding the conversion;

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

Related Party Notes

As of December 31, 2019, related party notes consisted of notes payable issued to certain directors of the Company, family members of an officer of the Company, and the Tuxis Trust (the “Trust”). A former director and principal stockholder of the Company (the “Director/Principal Stockholder”) serves as a trustee of the Trust, which was established for the benefit of his immediate family. As of December 31, 2020, there were no related party notes outstanding.

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

During the year ended December 31, 2019, the Company and a certain related party lender agreed to further extend the maturity date of a certain related party note with a principal balance of $25,000 from a maturity date in September 2019 to a new maturity date in October 2019, effective September 30, 2019.

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

During the years ended December 31, 2020 and 2019, the Company partially repaid certain related party notes in the aggregate principal amount of $- and $70,000, respectively.

During the year ended December 31, 2020, the Company issued to a former board member notes payable in the aggregate principal amount of $353,762, which bore interest at the rate of 12% per annum and provided for an original maturity date of March 10, 2020. On November 16, 2020, pursuant to the Bankruptcy (See Note 7 – Notes Payable – Chapter 11 Reorganization), these notes were exchanged for a Secured Convertible Note in the principal amount of $490,698 which bears interest at the rate of 7% per annum and has a maturity date of November 16, 2023.

During the year ended December 31, 2020, pursuant to the Bankruptcy (See Note 7 – Notes Payable – Chapter 11 Reorganization), the Company’s original promissory note issued to the Director/Principal Stockholder in the principal amount of $175,000 was treated as an allowed general unsecured claim in the amount of $245,192 and was satisfied and exchanged for 24,519,178 shares of common stock. During the year ended December 31, 2020, the Director/Principal Stockholder resigned as a director of the Company. As a result, the Director/Principal Stockholder is not a related party at December 31, 2020.

During the year ended December 31, 2020, pursuant to the Bankruptcy (See Note 7 – Notes Payable – Chapter 11 Reorganization), the Company’s original promissory note issued to the Trust in the principal amount of $500,000 was treated as follows: (i) $444,534 was treated as an allowed general unsecured claim in such amount and exchanged for 44,453,443 shares of common stock and (ii) $309,301 was treated as an allowed secured claim in such an amount and exchanged for a secured convertible note which bears interest at a rate of 7% per annum with a maturity date of November 16, 2023. During the year ended December 31, 2020, the former board member who serves as the trustee of the Trust resigned as a director. As a result, the Trust is not a related party at December 31, 2020.

Convertible Notes

Issuances

During the year ended December 31, 2019, the Company issued certain lenders convertible notes payable in the aggregate principal amount of $9,765,325 for aggregate cash proceeds of $9,086,353. The difference of $678,973 was recorded as a debt discount and will be amortized over the terms of the respective notes. The convertible notes bore interest at rates ranging between 8% to 15% per annum payable at maturity with original maturity dates ranging between July 2019 through December 2020. In connection with the issuance of certain convertible notes, the Company issued the lenders an aggregate of 78,873 shares of the Company’s common stock and the relative fair value of $61,220 was recorded as debt discount and is being amortized over the terms of the respective notes. In connection with the issuance of certain convertible notes, the Company issued the lenders five-year warrants to purchase an aggregate of 295,000 shares of the Company’s common stock at exercise prices ranging from $0.45 per share to $1.00 per share. The aggregate grant date value of the warrants was $104,198, which was recorded as debt discount and is being amortized over the terms of the respective convertible notes. The warrants were subject to the Company’s sequencing policy and, as a result, were initially recorded as derivative liabilities. See below within this Note 7 – Notes Payable – Convertible Notes – Conversions, Exchanges and Other and Note 9 – Derivative Liabilities for additional details regarding the ECOs of the convertible notes. During the year ended December 31, 2019, $675,523 in outstanding principal and $73,485 in accrued interest was converted into 46,158,719 shares of the Company’s common stock. During the year ended December 31, 2019, the Company made cash payments in the aggregate amount of $2,499,476 towards the outstanding principal on the notes.

During the year ended December 31, 2019, a certain convertible note in the principal amount of $148,014 was issued concurrently with the extinguishment of a certain other note payable in the same principal amount. See below within this Note 7 – Notes Payable – Convertible Notes – Conversions, Exchanges and Other for additional details. During the year ended December 31, 2019, $148,014 of outstanding principal and $1,901 of accrued interest was converted into 513,788 shares of the Company’s common stock.

During the year ended December 31, 2020, the Company issued to a certain lender a convertible note payable in the principal amount of $88,000 for aggregate cash proceeds of $85,000. The difference was recorded as a debt discount and will be amortized over the term of the note. The convertible note bore interest at 10% per annum payable at maturity with an original maturity date of January 31, 2021. The outstanding principal and accrued interest was convertible after 180 days at a conversion price of 61% of the lowest daily volume weighted average price over the twenty days prior to the conversion date. The convertible note contained a cross-default provision and was in default at issuance. As a result, the convertible note bore a default interest of 22% per annum. Pursuant to the Bankruptcy (see Note 7 – Notes Payable – Chapter 11 Reorganization), the convertible note, in the aggregate amount of $155,000 (including principal and accrued interest), was exchanged for 15,500,000 shares of the Company’s common stock. See below within Note 7- Derivative Liabilities for additional details regarding the ECO of the convertible note.

On November 16, 2020, in connection with the Plan, the Company issued to Auctus and the Other Lenders (See Note 7 – Notes Payable – Chapter 11 Reorganization) Secured Convertible Notes in the aggregate principal amount of $3,848,548 that bear interest at 7% per annum with a maturity date of November 16, 2023. The outstanding principal and interest is convertible at the holders’ discretion at any time at a conversion price equal to the average five-day daily volume weighted average price prior to the conversion date. At the date of issuance, this resulted in a beneficial conversion feature in the aggregate of $124,147 and is being amortized over the term of the respective Secured Convertible Notes. In connection with these Secured Convertible Notes, the Company issued five-year warrants to purchase an aggregate of 15,226,346,970 shares of the Company’s common stock at exercise prices ranging between $0.0005 and $0.001 per share. The aggregate grant date fair value of the warrants was $152,263,470. As a result, the Company recorded a debt discount related to the fair market value of beneficial conversion feature and warrants issued of $5,075,449 was and is being amortized over the term of the respective Secured Convertible Notes.

Embedded Conversion Options and Note Provisions

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

During the year ended December 31, 2019, the Company determined that certain ECOs of issued or extended convertible notes were derivative liabilities. The aggregate issuance date value of the bifurcated ECOs was $5,331,147, of which $4,771,974 was recorded as a debt discount and is being amortized over the terms of the respective convertible notes and $414,108 was recognized as part of an extinguishment loss as described below. As of December 31, 2019, outstanding notes totaling $3,289,111 were in default. See Note 9 – Derivative Liabilities for additional details. On the Petition Date, pursuant to ASC 852, Reorganizations, the Company wrote-off $4,375,231 in outstanding derivative liabilities related to certain ECOs of issued or extended convertible notes. The write-off is recorded in Reorganization Items, net in the accompanying consolidated statements of operations.

Conversions, Exchanges and Other

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

During the year ended December 31, 2019, the Company and certain lenders agreed to further extend the maturity dates of certain convertible notes payable with an aggregate principal balance of $150,000 from maturity dates in September 2019 to new maturity dates in October 2019, effective September 30, 2019.

During the year ended December 31, 2020, the Company and certain lenders exchanged convertible notes with bifurcated ECOs with an aggregate net carrying amount of $1,580,587 (including an aggregate of $523,516 of principal less debt discount of $234,301, $126,043 of accrued interest and $1,165,329 related to the separated ECOs accounted for as derivative liabilities) for an aggregate of 1,515,799,750 shares of the Company’s common stock at conversion prices ranging from $0.0001 and $0.01 per share. In addition, prior to the Petition Date, certain lenders intended to exchange outstanding debt (inclusive of accrued interest) for shares of the Company’s common stock; however, the Company did not have sufficient shares authorized or reserved to effect the exchanges. As of December 31, 2020, these shares have yet to be issued (See Note 10 – Commitments and Contingencies – Conversion of Convertible Notes).

On November 16, 2020, pursuant to the Plan, Auctus and the Other Lenders exchanged various convertible notes with an aggregate principal amount of $2,742,895 for unsecured convertible promissory notes with an aggregate principal amount of $3,644,274 which bear interest at 5% per annum with a maturity date of November 16, 2023. In connection with the exchanges, the Company recognized a loss on extinguishment of debt of $1,488,172 recorded in reorganization items, net in the consolidated statements of operations.

Other Notes

Issuances

During the year ended December 31, 2019, the Company issued certain lenders notes payable in the aggregate principal amount of $340,000. The notes bore interest at 15% per annum payable at maturity with original maturity dates ranging between November 2019 through November 2020. Pursuant to the Bankruptcy (See Note 7 – Notes Payable – Chapter 11 Reorganization) these notes were exchanged for an aggregate amount of 47,170,000 shares of the Company’s common stock.

Exchange and Other

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

Debtor-in-Possession Financing

During the year ended December 31, 2020, and subsequent to the Petition Date, in connection with the Chapter 11 Case, the Company received debtor-in-possession loans of $1,189,413 in the aggregate from Auctus.

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

Pursuant to the Plan, the obligation to Auctus with respect to the DIP Funding has been exchanged for two Secured Convertible Notes (See Note 7 – Notes Payable – Chapter 11 Reorganization) for an aggregate principal amount of $1,349,591 which bear interest at 7% per annum with a maturity date of November 16, 2023. In connection with the Secured Convertible Notes, Auctus received warrants to purchase an aggregate of 3,680,703,720 shares of Company’s commons stock with exercise prices ranging between $0.0005 and $0.001 per share.

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

On November 16, 2020, and pursuant to the Chapter 11 plan of reorganization the Company filed a Certificate of Amendment to its Certificate of Incorporation pursuant to which, among other things, the number of shares of common stock authorized to be issued by the Company has been increased to 300,000,000,000 and the par value of the shares of its common stock has been reduced to $0.0001 per share. The effect of the change in par value has been reflected in the statement of changes in stockholders’ equity for the years ended December 31, 2020 and 2019.

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

During the year ended December 31, 2020, the Company issued 1,000,000 shares of the Company’s common stock and a five-year immediately vested warrant for the purchase of 1,000,000 shares of the Company’s common stock with an exercise price of $0.015 per share to a certain investor for gross proceeds of $10,000. The warrants had an aggregate grant date fair value of $10,000. The warrants were subject to the Company’s sequencing policy and, as a result, were initially recorded as derivative liabilities. See Note 7 - Derivative Liabilities for additional details.

During the year ended December 31, 2020, the Company issued five-year immediately vested warrants to purchase an aggregate of 15,226,346,970 shares of the Company’s common stock in association with the issuance of certain secured convertible debt pursuant to the Plan (See Note 7 – Convertible Notes – Issuances). The warrants have exercise prices ranging between $0.0005 and $0.001 per share. The warrants along with the beneficial conversion feature had an aggregate relative fair value of $5,075,449 and was recorded as a debt discount.

The above mentioned warrants contain anti-dilution protection, whereas, if the Company, at any time while the warrants are outstanding, shall, among other events, sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue any common stock or securities entitling any person or entity to acquire shares of common stock at an effective price per share less than the existing exercise price then the exercise price of the warrants shall be reduced at the option of the warrant holder to such lower price and the number of shares issuable upon exercise of the warrants shall be correspondingly increased.

Warrant Compensation

The Company recorded stock–based compensation expense of $- and $56,000 for the years ended December 31, 2020 and 2019, respectively, related to stock warrants issued as compensation, which is reflected as consulting expense in the consolidated statements of operations.

Warrant Activity Summary

In applying the Black-Scholes option pricing model to warrants granted or issued, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2020	2019
Risk free interest rate	0.41% - 1.63%	1.38% - 2.62%
Expected term (years)	5.00 - 5.00	1.00 - 5.00
Expected volatility	202% - 278%	140% - 167%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the warrants granted during the years ended December 31, 2020 and 2019 was approximately $0.01 and $0.23 per share, respectively.

During the year ended December 31, 2020 and subsequent to the Effective Date, the Company issued an aggregate of 217,796,200 shares of the Company’s common stock, with fair value range of $0.0063 to $0.0169, as a result of the cashless exercise of 231,677,703 warrants to Auctus.

A summary of the warrant activity during the years ended December 31, 2020 and 2019 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, January 1, 2019	3,483,403	$3.63
Granted	6,162,301	0.44
Exercised	-	-
Forfeited	(1,266,527)	5.41
Outstanding, December 31, 2019	8,379,177	$1.43
Issued	15,227,346,970	0.0007
Exercised	(231,677,703)	0.001
Expired	(1,660,241)	2.14
Outstanding, December 31, 2020	15,002,388,203	$0.0011	2.9	$95,965,883

Exercisable, December 31, 2020	15,002,388,203	$0.0011	2.9	$95,965,883

The following table presents information related to stock warrants at December 31, 2020:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$0.00 - $0.015	14,995,669,267	2.9	14,995,669,267
$0.20 - $0.99	5,106,746	3.5	5,106,746
$2.00 - $2.99	75,000	2.8	75,000
$3.00 - $3.99	70,000	2.5	70,000
$4.00 - $4.99	1,293,023	1.0	1,293,023
$5.00 - $5.99	174,167	0.5	174,167
	15,002,388,203	2.9	15,002,388,203

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

For the Years Ended
December 31,
2019
Risk free interest rate	1.47% - 2.72%
Expected term (years)	10.00
Expected volatility	133% - 140%
Expected dividends	0.00%

The weighted average estimated fair value of the stock options granted during the years ended December 31, 2020 and 2019, was approximately $- and $0.36 per share, respectively.

During the year ended December 31, 2019, the Company issued the Chairman of the Disc Committee of its Scientific Advisory Board (the “Disc Committee Chairman”) a ten-year option to purchase up to 70,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The options vest ratably over three years on the issuance date anniversaries. The grant date value of the option of $44,247 will be recognized over the expected vesting period as consulting expense in the consolidated statements of operations.

During the year ended December 31, 2019, the Board of Directors reduced the exercise price of outstanding stock options for the purchase of an aggregate of 4,631,700 shares of common stock of the Company (with exercise prices ranging between $1.00 and $4.70 per share) to $0.75 per share, which was the closing price for the Company’s common stock on the day prior to determination, as reported by the OTCQB market. The exercise price reduction related to options held by, among others, the Company’s officers, directors, advisors and employees. The incremental value of the modified options compared to the original options, both valued as of the respective modification date, of $452,637 is being recognized over the vesting term of the options, which will be reflected as consulting, research and development, and general and administrative expenses in the amounts of $187,861, $56,856 and $207,920, respectively, in the consolidated statements of operations.

During the year ended December 31, 2019, the Company issued the Disc Committee Chairman an immediately vested ten-year option to purchase up to 175,000 shares of the Company’s common stock at an exercise price of $0.26 per share. The grant date value of the option of $43,141 was immediately recognized as consulting expense in the consolidated statements of operations.

A summary of the option activity during the years ended December 31, 2020 and 2019 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2019	4,703,785	$3.21
Granted	245,000	0.36
Forfeited	(69,168)	2.79
Outstanding, December 31, 2019	4,879,617	$0.99
Issued	-	-
Expired	(20,000)	1.49
Outstanding, December 31, 2020	4,859,617	$0.98	6.2	$-

Exercisable, December 31, 2020	4,694,955	$0.99	6.1	$-

The following table presents information related to stock options at December 31, 2020:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.26 - $0.74	175,000	8.7	175,000
$0.75 - $0.99	4,607,117	6.1	4,442,455
$1.00 - $5.99	5,000	3.5	5,000
$6.00 - $19.99	37,500	3.0	37,500
$20.00 - $30.00	35,000	1.2	35,000
	4,859,617	6.1	4,694,955

The following table presents information related to stock option expense:

	For the Years Ended		Unrecognized at	Weighted Average Remaining Amortization
	December 31,		December 31,	Period
	2020	2019	2020	(Years)
Consulting	$110,557	$539,690	$-	-
Research and development	177,281	417,838	81,482	0.8
General and administrative	403,863	670,995	15,073	0.8
	$691,701	$1,628,523	$96,555	0.8

Note 9 – DERIVATIVE LIABILITIES

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2019	$1,094,607
Issuance of derivative liabilities	6,650,667
Extinguishment of derivative liabilities in connection with convertible note repayments and exchanges	(3,230,779)
Change in fair value of derivative liabilities	(788,970)
Reclassification of derivative liabilities to equity	(2,809,566)
Beginning balance as of December 31, 2019	$915,959
Issuance of derivative liabilities	2,483,532
Extinguishment of derivative liabilities in connection with convertible note repayments and exchanges	(1,165,329)
Change in fair value of derivative liabilities	2,141,069
Write-off of derivative liabilities pursuant to ASC 852	(4,375,231)
Ending balance as of December 31, 2020	$-

In applying the Multinomial Lattice and Black-Scholes option pricing models to derivatives issued and outstanding during the years ended December 31, 2020 and 2019, the Company used the following assumptions:

For the Years Ended
December 31,
	2020	2019
Risk free interest rate	0.06% - 2.16%	1.54% - 2.16%
Expected term (years)	0.12 – 5.00	0.08 – 5.00
Expected volatility	101% - 133%	91% - 133%

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

During the year ended December 31, 2020, the Company recorded new derivative liabilities in the aggregate amount of $2,473,532 and $10,000 related to the ECOs of certain convertible notes payable and warrants subject to sequencing, respectively. See Note 7 – Notes Payable – Convertible Notes for additional details. See Note 8 – Stockholders’ Deficit for warrants issued and deemed to be derivative liabilities.

During the year ended December 31, 2020, the Company extinguished an aggregate of $1,165,329 of derivative liabilities in connection with the exchanges of certain convertible notes payable into shares of the Company’s common stock. See Note 7 – Notes Payable – Conversions, Exchanges and Other for additional details.

During the year ended December 31, 2020 and prior to the Petition Date, the Company recomputed the fair value of ECOs and warrants recorded as derivative liabilities to be $4,375,231 and $-, respectively. The Company recorded a loss on the change in fair value of these derivative liabilities of $2,141,069.

During the year ended December 31, 2020 and subsequent to the Petition Date, pursuant to ASC 852, Reorganziations, the Company wrote-off $4,375,231 of derivative liabilities related to the convertible notes included in the Chapter 11 Reorganization allowable claims. The Company recorded the write-off in Reorganization Items, net on the consolidated statement of operations as of December 31, 2020.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

On March 11, 2020, the Court ordered that the Company (i) convene and hold a special meeting, by no later than March 18, 2020, of the Board of Directors of the Company (the “Board”), for approval of certain changes to the shares of the Company, as set forth below; (ii) approve a reverse split and/or a stock consolidation, solely of the Company’s outstanding shares, at a ratio of 1,000 to 1, (iii) approve of the continuation of the Company’s then total authorized shares of common stock at 2,000,000,000 shares; and (iv) to call a special meeting of stockholders of the Company, within ten days of the special meeting of the Board and by not later than March 25, 2020, to approve the foregoing. On March 18, 2020, the Board considered the matter, and, based upon the Court order, determined to approve the foregoing items, including the 1,000 to 1 reverse split, subject to the Company having available funds to effectuate such items. As discussed above in Note 7 – Notes Payable – Chapter 11 Reorganization on March 20, 2020, the Company filed a petition commencing its Chapter 11 Case. As of the date of this report, the Company has not effected the reverse split.

The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Appointment or Departure of Directors and Certain Officers

The Company and Mark Weinreb, its former Chief Executive Officer (“Former CEO”), were parties to an employment agreement that, as amended, was to expire on December 31, 2019. Pursuant to the employment agreement, as amended, in the event that (a) the Former CEO’s employment was terminated by the Company without cause, or (b) the Former CEO terminated his employment for “good reason” (each as defined in the employment agreement), or (c) the term of the Former CEO’s employment agreement was not extended beyond December 31, 2019 and within three months of such expiration date, his employment was terminated by the Company without “cause” or the Former CEO terminated his employment for any reason, the Former CEO was to be entitled to receive severance in an amount equal to his then annual base salary and certain benefits, plus $100,000 (in lieu of bonus). Further, in the event that the Former CEO’s employment was terminated by the Company without cause, or the Former CEO terminated his employment for “good reason”, following a “change in control” (as defined in the employment agreement), the Former CEO would be entitled to receive severance in an amount equal to one and one-half times his then annual base salary and certain benefits, plus $300,000 (in lieu of bonus). Additionally, as part of the amended employment agreement, the Former CEO was entitled to new performance-based cash bonuses payable for the years ending December 31, 2018 and 2019, such that an aggregate of up to 50% of the Former CEO’s then annual base salary per annum could be earned for such year pursuant to the satisfaction of such goals. On March 16, 2020, the Company and the Former CEO, entered into an agreement pursuant to which, among other matters, the term of his employment agreement with the Company was extended to the earlier of (i) September 30, 2020 or (ii) the effective date of a plan of liquidation of the Company. The Former CEO resigned his employment with the Company on November 16, 2020, the effective date of the Chapter 11 reorganization. Based upon such termination of employment, the Former CEO was entitled to receive his severance of $400,000 and certain benefits plus $100,000, and the option accelerations as discussed above. The severance amount was generally considered an unsecured claim in the Company’s Chapter 11 Case and the Former CEO received shares of the Company’s common stock in exchange for such claim in a manner consistent with other unsecured creditors.

Conversion of Convertible Notes

During the year ended December 31, 2020, certain lenders requested to exchange a portion of their outstanding convertible note principal and accrued interest for shares of the Company’s common stock. As of the Petition Date these shares had yet to be issued to the lenders; however, the shares of the Company’s common stock issued for unsecured claims as part of the Plan to the certain lenders represented the aggregate unsecured claims less the principal and accrued interest that was represented in the uneffected exchanges. The Company believes that there may be a potential contingency related to the non-issued shares that would be settled in shares of the Company’s common stock and not monetary compensation.

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

At December 31, 2020 and 2019, the Company had approximately $36,600,000 and $29,900,000, respectively, of federal and state net operating losses that may be available to offset future taxable income. As a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), certain future carryforwards do not expire. At December 31, 2020 approximately $8,000,000 of federal net operating losses will expire from 2029 to 2037 and approximately $28,600,000 have no expiration. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carryforwards are subject to annual limitations due to several greater than 50% ownership changes. The Section 382 limitations resulted in approximately $28,200,000 of federal NOLs not being realizable as of December 31, 2018 and the cumulative reversal of approximately $9,600,000 of net operating loss deferred tax assets.

The Company has not performed a formal analysis for the year ended December 31, 2020, but it believes its ability to use such net operating losses and tax credit carryforwards in the future is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which will significantly impact its ability to realize these deferred tax assets.

The Company’s net deferred tax assets, liabilities and valuation allowance as of December 31, 2020 and 2019 are summarized as follows:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$9,700,000	$7,800,000
Stock-based compensation	4,070,000	3,880,000
Research & development tax credits	358,000	358,000
Total deferred tax assets	14,128,000	12,038,000

Deferred tax liabilities:
Intangible assets	(30,000)	(26,000)
Total deferred tax liabilities	(30,000)	(26,000)

Net deferred tax assets	14,098,000	12,012,000

Valuation allowance	$(14,098,000)	$(12,012,000)

Deferred tax asset, net of valuation allowance	$-	$-

Change in valuation allowance	$(2,086,000)	$(3,834,000)

The income tax provision (benefit) as of December 31, 2020 and 2019 consists of the following:

December 31,
	2020	2019
Federal:
Current	$-	$-
Deferred	-	-

State and local:
Current	-	-
Deferred	-	-

Total income tax provision (benefit)	$-	$-

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
Federal statutory blended income tax rates	(21)%	(21)%
State statutory income tax rate, net of federal benefit	(5)	(5)
Permanent differences	7.6	0.1
True-ups and other	-	(0.3)
Change in valuation allowance	18.4	26.2
Effective tax rate	-%	-%

As of the date of this filing, the Company has not filed its 2020 or 2019 federal and state corporate income tax returns. The Company expects to file these documents as soon as practicable.

NOTE 12 – LEASES

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

The following table presents net lease cost and other supplemental lease information:

Year Ended December 31, 2020
Lease cost
Operating lease cost (cost resulting from lease payments)	$153,748
Short term lease cost	-
Sublease income	-
Net lease cost	$153,748

Operating lease – operating cash flows (fixed payments)	$153,748
Operating lease – operating cash flows (liability reduction)	$85,465
Non-current leases – right of use assets	$473,849
Current liabilities – operating lease liabilities	$158,371
Non-current liabilities – operating lease liabilities	$363,519

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the year ended December 31, 2020:

Fiscal Year	Operating Leases
2021	$158,371
2022	163,132
2023	168,028
2024	173,060
Total future minimum lease payments	662,591
Amount representing interest	(140,701)
Present value of net future minimum lease payments	$521,890

NOTE 13 – SUBSEQUENT EVENTS

Exercise of Warrants

During March 2021, the Company issued an aggregate of 294,328,000 shares of common stock to Auctus, with a fair value of $0.01 per share, as a result of the exercise of warrants associated with the Plan.

Conversion of Notes Payable

On January 26, 2021, the Company issued 11,123,856 shares of common stock, with a fair value of $0.012 per share, as a result of the conversion of a convertible note in the principal amount of $118,397 and $1,151 in accrued interest.

On March 11, 2021, the Company issued 8,285,719 shares of common stock with a fair value of $0.015 per share, as a result of the conversion of a convertible note in the principal amount of $92,666 and $1,460 in accrued interest.

Appointment or Departure of Directors and Certain Officers

On March 18, 2021, Nickolay Kukekov was elected a director of the Company.

On March 18, 2021, the Company’s Board of Directors adopted the BioRestorative Therapies, Inc. 2021 Stock Incentive Plan (the “Plan”). Pursuant to the Plan, a total of 4,700,000,000 shares of common stock are authorized to be issued pursuant to the grant of stock options, restricted stock units, restricted stock, stock appreciation rights and other incentive awards.

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

