Form 10-Q
period 2021-03-31
BioRestorative Therapies, Inc.
filed 2021-05-17
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes[X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

As of May 14, 2021, there were 3,175,977,710 shares of the registrant’s common stock outstanding.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONDENSED Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Current Assets:
Cash	$2,500,909	$3,064,610
Accounts receivable	18,000	17,000
Prepaid expenses	75,452	105,407
Total Current Assets	2,594,361	3,187,017

Equipment, net	16,345	21,914
Right of use asset	444,838	473,849
Intangible assets, net	645,636	664,268

Total Assets	$3,701,180	$4,347,048

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$245,661	$118,851
Accrued expenses and other current liabilities	713,064	718,259
Accrued interest	212,793	49,307
Lease liability	105,459	158,371
PPP loan payable	14,687	-
Total Current Liabilities	1,291,664	1,044,788

Lease liability, net of current portion	392,255	363,519
Notes payable, net of debt discount of $4,949,709 and $5,366,869, respectively	4,476,330	4,270,233
PPP loan payable, net of current portion	235,313	-

Total Liabilities	6,395,562	5,678,540

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.01 par value; Authorized, 20,000,000 shares; none issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value; Authorized, 300,000,000,000 shares; Issued and outstanding 3,175,911,955 and 2,862,174,380, respectively	317,593	286,220
Additional paid in capital	102,484,188	88,225,121
Accumulated deficit	(105,496,163)	(89,842,833)

Total Stockholders’ Deficit	(2,694,382)	(1,331,492)

Total Liabilities and Stockholders’ Deficit	$3,701,180	$4,347,048

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020

Revenues	$18,000	$26,000

Operating expenses:
Marketing and promotion	2,600	22,008
Consulting	8,389	34,012
Research and development	165,254	186,328
General and administrative	14,896,413	602,641
Total operating expenses	15,072,656	844,989

Loss from operations	(15,054,656)	(818,989)

Other expense:
Interest expense	181,514	285,926
Amortization of debt discount	417,160	1,066,526
Loss on extinguishment of notes payable, net	-	658,152
Change in fair value of derivative liabilites	-	2,141,069
Reorganization items, net	-	2,580,110
Total other expense	598,674	6,731,783

Net loss	$(15,653,330)	$(7,550,772)

Net Loss Per Share
- Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	2,919,719,282	960,077,909

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2021	2,862,174,380	$286,220	$88,225,121	$(89,842,833)	$(1,331,492)

Shares issued in exchange of notes payable and accrued interest	19,409,575	1,940	211,733	-	213,673
Shares issued in cashless exercise of warrants	294,328,000	29,433	(29,433)	-	-
Stock-based compensation:
- restricted share units	-	-	179,098	-	179,098
- options	-	-	13,897,669	-	13,897,669
Net loss	-	-	-	(15,653,330)	(15,653,330)

Balance as of March 31, 2021	3,175,911,955	$317,593	$102,484,188	$(105,496,163)	$(2,694,382)

Balance at January 1, 2020	77,851,633	$7,787	$65,786,213	$(78,570,146)	$(12,776,146)

Shares and warrants issued for cash	1,000,000	100	9,900	-	10,000
Shares issued in exchange for notes payable and accrued interest	1,515,799,750	151,580	2,407,352	-	2,558,932
Stock-based compensation:
- options	-	-	221,881	-	221,881
Net loss	-	-	-	(7,550,772)	(7,550,772)

Balance as of March 31, 2020	1,594,651,383	$159,467	$68,425,346	$(86,120,918)	$(17,536,105)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net Loss	$(15,653,330)	$(7,550,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	417,160	1,066,526
Accretion of interest expense	-	2,810,973
Depreciation and amortization	24,201	43,764
Stock-based compensation	14,076,767	221,881
Loss on extinguishment of note payables, net	-	658,152
Change in fair value of derivative liabilities	-	2,141,069
Non-cash effect of right of use asset	4,835	8,592
Changes in operating assets and liabilities:
Accounts receivable	(1,000)	6,000
Prepaid assets and other current assets	29,955	12,978
Accounts payable	126,809	94,349
Accrued interest, expenses and other current liabilities	160,901	37,842

Net cash used in operating activities	(813,702)	(448,646)

Cash flows from financing activities:
Proceeds from notes payable	-	441,762
Proceeds from PPP Loan	250,000	-
Sales of common stock and warrants for cash	-	10,000

Net cash provided by financing activities	250,000	451,762

Net (decrease) increase in cash and cash equivalents	(563,702)	3,116

Cash and cash equivalents - beginning of period	3,064,610	1,664

Cash and cash equivalents - end of period	$2,500,909	$4,780

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Non-cash investing and financing activities:
Shares issued in exchange for notes payable and accrured interest	$213,673	$2,558,932
Bifurcated embedded conversion options and warrants recorded as derivative liability and debt discount	$-	$2,377,818
Sale of warrants recorded as derivative liabilities	$-	$10,000

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF THE ORGANIZATION, LIQUIDITY, AND BUSINESS

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

On August 7, 2020 the Company and Auctus Fund, LLC (“Auctus”), the Company’s largest unsecured creditor and a stockholder as of the Petition Date, filed an Amended Joint Plan of Reorganization (the “Plan”) and on October 30, 2020, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan, as amended. Amendments to the Plan are reflected in the Confirmation Order. On November 16, 2020 (the “Effective Date”), the Plan became effective. See Note 5 – Notes Payable – Chapter 11 Reorganization.

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

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. At March 31, 2021, the Company had an accumulated deficit of approximately $105,496,000 and working capital surplus of approximately $1,303,000. For the three months ended March 31, 2021, the Company had a loss from operations of approximately $15,055,000 (of which, approximately $14,077,000 was attributable to non-cash stock-based compensation) and negative cash flows from operations of approximately $814,000. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2021, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily through current cash on hand received subsequent to quarter end and additional infusions of cash from equity and debt financing.

The Company believes the following has been able to mitigate the above factors with regards to its ability to continue as a going concern: (i) as part of its Chapter 11 reorganization approximately $14,700,000 in outstanding debt and other liabilities were exchanged for (a) shares of common stock, (b) new convertible notes or (c) new convertible notes and warrants to purchase shares of common stock; (ii) the Company secured DIP financing during its Chapter 11 Case in the amount of $1,189,413, as well as an aggregate amount of $3,848,548 in debt financing from Auctus and others as part of the Company’s Chapter 11 reorganization, to sustain operations; and (iii) pursuant to the plan of reorganization, Auctus is required to loan to the Company, as needed, an additional amount equal to $3,500,000, less the amount of Auctus’ DIP financing ($1,226,901, inclusive of accrued interest) and its DIP costs not to exceed approximately $650,000. As a result of the above, and cash on hand of approximately $2,248,000 as of May 11, 2021, the Company believes it has sufficient cash to fund operations for the twelve months subsequent to the filing date. In addition, the Company is seeking further funding to commence and complete a Phase 2 clinical study of the use of BRTX-100.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial information as of and for the three months ended March 31, 2021 and 2020 has been prepared in accordance with GAAP for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position at such dates and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2021.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Stem Pearls. Intercompany accounts and transactions have been eliminated upon consolidation.

Reclassifications

During the three months ended March 31, 2020, the Company reclassified $2,580,110 related to the write-off of unamortizaed debt discount on convertible notes to reorganization items on the unaudited condensed consolidated statements of operations. This amount was previously recorded as interest expense in the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 29, 2021. This reclassification had no effect on net loss or cash flows as previously reported.

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

Reorganization Items, Net

The Company incurred costs after the Petition Date associated with the reorganization, primarily unamortized debt discount and postpetition professional fees. In accordance with applicable guidance, costs associated with the bankruptcy proceedings have been recorded as reorganization items, net within the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020. Reorganization items, net for the three months ended March 31, 2021 and 2020, were $- and $2,580,110, respectively, representing cash used in operating activities.

Reorganization items, net for the three months ended March 31, 2021 and 2020, consisted of the following:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Unamortized debt discount on convertible notes	$-	$2,580,110
Total reorganization items, net	$-	$2,580,110

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

Contract Modifications

There were no contract modifications during the three months ended March 31, 2021. Contract modifications are not routine in the performance of the Company’s contracts.

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of March 31, 2021 or December 31, 2020.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances, net of allowances for doubtful accounts. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company provides for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. The Company did not record an allowance for doubtful accounts as of March 31, 2021 and December 31, 2020, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. During the three months ended March 31, 2021 and 2020, the Company determined that there was no impairment charge for intangible assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. Definite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $2,600 and $22,008 for the three months ended March 31, 2021 and 2020, respectively. The above advertising and marketing expenses are recorded in marketing and promotion on the unaudited condensed consolidated statements of operations.

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

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. All vested outstanding options and warrants are considered potential common stock. The dilutive effect, if any, of stock options, warrants, and unvested restricted stock units (“RSUs”) are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, options, warrants, RSUs and convertible notes have been excluded from the Company’s computation of net loss per common share for the three months ended March 31, 2021 and 2020.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended
	March 31,
	2021		2020

Options	2,352,695,565		4,874,617
Warrants	14,689,060,954		8,823,490
Unvested RSUs	1,173,917,974		-
Convertible notes – common stock	804,326,396	(1)	20,614,707,544	(2)
Total	19,020,000,889		20,628,405,651

(1)	As of Marh 31, 2021 all of the convertible notes had variable conversion prices and the shares issuable were estimated based on the market conditions. Pursuant to the note agreements, there were 6,078,578,968 shares of common stock reserved for future note conversions as of March 31, 2021.
(2)	As of March 31, 2020 many of the convertible notes had variable conversion prices and the shares issuable were estimated based on the market conditions. Pursuant to the note agreements, there were 360,7963,730 shares of common stock reserved for future note conversions as of March 31, 2020.

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

Since the shares underlying the Company’s 2010 Equity Participation Plan and the 2021 Stock Incentive Plan (the “Plans”) are registered, the Company estimates the fair value of the awards granted under the Plans based on the market value of its freely tradable common stock as reported on the OTC Markets. On February 3, 2020, the Company was advised by OTC Markets Group that, based upon the closing bid price of the Company’s common stock being less than $0.001 per share for five consecutive trading days, the Company’s common stock was moved from the OTCQB Market to the Pink Market effective at market open on February 10, 2020. The fair value of the Company’s restricted equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares. Awards granted to directors are treated on the same basis as awards granted to employees. Upon the exercise of an option or warrant, the Company issues new shares of common stock out of its authorized shares.

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

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At March 31, 2021 and December 31, 2020, the Company’s net deferred tax asset has been fully reserved.

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

In accordance with ASC 842, Leases, the Company recognized an ROU asset and corresponding lease liability on its balance sheets for its office space lease agreement. See Note 8 - Leases for further discussion, including the impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

Leases in which the Company is the lessee are comprised of office rental. All of the leases are classified as operating leases. The Company has a lease agreement for office space with a remaining term of 3.75 years as of March 31, 2021.

Subsequent Events

There were no subsequent events or transactions requiring recognition or disclosure in the unaudited condensed consolidated financial statements, and noted thereto, through the date the financial statements were issued.

Recently Issued Accounting Standards

In March 2021, the FASB issued ASU 2021-03, Intangibles – Goodwill and Other (Topic 350) (“ASU 2021-03”) which requires an entity to identify and evaluate goodwill impairment triggering events when they occur to determine whether it is more likely than not that the fair value of a reporting unit (or entity, if the entity has elected the accounting alternative for amortizing goodwill and chosen that option) is less than its carrying amount. If an entity determines that it is more likely than not that the goodwill is impaired, it must test goodwill for impairment using the triggering event date as the measurement date. An entity is required to disclose the amount assigned to goodwill in total and by major business combination, or by reorganization event resulting in fresh-start-start reporting. Also, the weighted average amortization period in total and the amortization period by major business combination, or by reorganization event resulting in fresh-start reporting. ASU 2021-03 was effective for the Company on January 1, 2021 and did not have a significant impact on its unaudited condensed consolidated financial statement.

In May 2021, the FASB issued ASU 2021-04 “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. An entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as follows: i) for a modification or an exchange that is a part of or directly related to a modification or an exchange of an existing debt instrument or line-of-credit or revolving-debt arrangements (hereinafter, referred to as a “debt” or “debt instrument”), as the difference between the fair value of the modified or exchanged written call option and the fair value of that written call option immediately before it is modified or exchanged; ii) for all other modifications or exchanges, as the excess, if any, of the fair value of the modified or exchanged written call option over the fair value of that written call option immediately before it is modified or exchanged. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company is currently evaluating the impact of this standard on its unaudited condensed consolidated financial statements.

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

Intangible assets consist of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization	Total
Balance as of January 1, 2020	$3,676	$1,301,500	$(566,012)	$739,164
Amortization expense	-	-	(74,896)	(74,896)
Balance as of December 31, 2020	3,676	1,301,500	(640,908)	664,268
Amortization expense	-	-	(18,632)	(18,632)
Balance as of March 31, 2021	$3,676	$1,301,500	$(659,540)	$645,636
Weighted average remaining amortization period at March 31, 2021 (in years)	-	8.61

Amortization of intangible assets consists of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization
Balance as of January 1, 2020	$3,312	$562,700	$566,012
Amortization expense	364	74,532	74,896
Balance as of December 31, 2020	3,676	637,232	640,908
Amortization expense	-	18,632	18,632
Balance as of March 31, 2021	$3,676	$655,864	$659,540

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of:

	March 31, 2021	December 31, 2020

Accrued payroll	$22,898	$-
Accrued research and development expenses	32,568	-
Accrued general and administrative expenses	-	60,661
Accrued DIP and Plan costs related to DIP Funding and Plan(1)	657,598	657,598
Total accrued expenses	$713,064	$718,259

(1)	Amount represents DIP and Plan costs associated with the Auctus DIP Funding and the Plan.

NOTE 5 – NOTES PAYABLE

A summary of the notes payable activity during the three months ended March 31, 2021 is presented below:

	Convertible Notes	Other Loans	Debt Discount	Total
Outstanding, January 1, 2021	$9,637,102	$-	$(5,366,869)	$4,270,233
Issuances	-	250,000	-	250,000
Exchanges for equity	(211,063)	-	-	(211,063)
Amortization of debt discount	-	-	417,160	417,160
Outstanding, March 31, 2021	$9,426,039	$250,000	$(4,949,709)	$4,726,330

Chapter 11 Reorganization

On March 20, 2020, the Company filed a voluntary petition commencing a case under chapter 11 of title 11 of the U.S. Code in the United States Bankruptcy Court for the Eastern District of New York. On August 7, 2020, the Company and Auctus, the Company’s largest unsecured creditor and a stockholder as of the Petition Date, filed an Amended Joint Plan of Reorganization (the “Plan”). Pursuant to the Bankruptcy, for any outstanding principal and interest at the date of the Company’s Chapter 11 petition (except for creditors who provided additional debt financing in connection with the Bankruptcy), 100 shares of the Company’s common stock were issued for each dollar of allowed claim, with such shares subject to leak-out restrictions prohibiting the holder from selling, without the consent of the Company, more than 33% of the issued shares during each of the three initial 30 day periods following the Effective Date. As a result of the Chapter 11 petition, the conversion rights for the then outstanding notes were rescinded and were subject to the conversion rights outlined above.

On October 30, 2020, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan, as amended. Amendments to the Plan are reflected in the Confirmation Order. On November 16, 2020 (the “Effective Date”), the Plan became effective.

The material features of the Plan, as amended and confirmed by the Confirmation Order, are as follows:

i.	Treatment of the financing to the Company by Auctus of up to $7,000,000 which Auctus has provided or committed to provide consisting of the debtor-in-possession loans made to the Company by Auctus during the Chapter 11 Case (the “DIP Funding”) and additional funding as described below.

ii.	Auctus has provided $3,500,000 in funding to the Company (the “Initial Auctus Funding”) and is to provide, subject to certain conditions, additional funding to the Company, as needed, in an amount equal to $3,500,000, less the sum of the debtor-in-possession loans made to the Company by Auctus during the Chapter 11 Case (inclusive of accrued interest) (approximately $1,227,000 as of the Effective Date) and the costs incurred by Auctus as the debtor-in-possession lender (the “DIP Costs”). As of March 31, 2021, the DIP Costs and additional Plan costs were not finalized and recorded. The DIP Costs and the additional Plan costs in the aggregate are estimated to total $657,598, of which $500,000 and $157,598 were recorded in debt discount and accrued expenses, respectively, on the consolidated balance sheets. In addition, four other persons and entitles (collectively, the “Other Lenders”) who held allowed general unsecured claims provided funding to the Company in the aggregate amount of approximately $348,000 (the “Other Funding” and together with the Initial Auctus Funding, the “Funding”). In consideration of the Funding, the Company has issued the following:

a.	Secured convertible notes of the Company (each, a “Secured Convertible Note”) in the principal amount equal to the Funding; the payment of the Secured Convertible Notes is secured by the grant of a security interest in substantially all of the Company’s assets; the Secured Convertible Notes have the following features:

●	Maturity date of three years following the Effective Date;
●	Interest at the rate of 7% per annum;
●	The right of the holder to convert the indebtedness into shares of common stock of the Company at a price equal to the volume weighted average price for the common stock over the five trading days immediately preceding the conversion; and
●	Mandatory conversion of all indebtedness at such time as the common stock is listed on the Nasdaq Capital Market or another senior exchange on the same terms as provided to investors in connection with a public offering undertaken in connection with such listing;

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

c.	Warrants (each, a “Class B Warrant” and together with the Class A Warrants, the “Plan Warrants”) to purchase a number of shares of common stock equal to the Funding provided divided by $0.001 (a total of 3,500,000,000 Class B Warrants in consideration of the Initial Auctus Funding and a total of approximately 348,500,000 Class B Warrants in the aggregate in consideration of the Other Funding), such Class B Warrants having an exercise price of $0.001 per share.

iii.	The obligation to Auctus with respect to the DIP Funding has been exchanged for the following:

a.	A Secured Convertible Note in the principal amount of approximately $1,349,591 (110% of the DIP Funding) with a maturity date of November 16, 2023;

b.	A Class A Warrant to purchase 2,453,802,480 shares of common stock; and

c.	A Class B Warrant to purchase 1,226,901,240 shares of common stock (as to which 544,697,452 shares of common stock have been exercised on a net exercise basis, pursuant to the terms of the Class B Warrant, with respect to the issuance of 512,124,200 shares of common stock, of which 217,796,200 and 294,328,000 were issued during 2020 and 2021, respectively).

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

The Company recorded $142,692 and $362,041 of interest expense related to notes payable and convertible note payable for the three months ended March 31, 2021 and 2020, respectively.

Convertible Notes

Conversions, Exchanges and Other

During the three months ended March 31, 2021, certain lenders converted unsecured convertible notes with with an aggegate amount of $213,673 (including $2,611 of accrued interest) for an aggregate of 19,409,575 shares of the Company’s common stock at a conversion price of $0.01 per share.

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

Pursuant to the Plan, the obligation to Auctus with respect to the DIP Funding has been exchanged for two Secured Convertible Notes (See Note 5 – Notes Payable – Chapter 11 Reorganization) for an aggregate principal amount of $1,349,591 which bear interest at 7% per annum with a maturity date of November 16, 2023. In connection with the Secured Convertible Notes, Auctus received warrants to purchase an aggregate of 3,680,703,720 shares of Company’s commons stock with exercise prices ranging between $0.0005 and $0.001 per share.

Interest expense for the two Secured Convertible Notes was $23,294 for the three months ended March 31, 2021.

Other Loans

On March 14, 2021, under the U.S. Small Business Administration’s Paycheck Protection Program, the Company entered into a note payable with a financial institution for $250,000 at an interest rate of 1% per annum and a maturity date of March 14, 2026. Pursuant to the note, principal and interest payments are deferred for ten months, which, at that time the Company may apply for loan forgiveness. If the Company does not apply for loan forgiveness, or if the loan forgiveness is denied, the Company will be required to make monthly payments of $5,100 starting on January 14, 2022. As of March 31, 2021, the Company has not applied for loan forgiveness. All remaining unpaid principal and interest is due and payable at the maturity date. At March 31, 2021, $250,000 was outstanding.

Future minimum payments under the above notes payable following the three months ended March 31, 2021, are as follows:

2021	$-
2022	58,970
2023	9,485,601
2023	60,161
Thereafter	71,307
Total future minimum payments	9,676,039
Less: discount	(4,949,709)
4,726,330
Less: current	(14,687)
$4,711,643

NOTE 6 – Stockholders’ DEFICIT

Stock Incentive Plan

On March 18, 2021, the Company’s Board of Directors adopted the BioRestorative Therapies, Inc. 2021 Stock Incentive Plan (the “2021 Plan”). Pursuant to the 2021 Plan, a total of 4,700,000,000 shares of common stock are authorized to be issued pursuant to the grant of stock options, restricted stock units, restricted stock, stock appreciation rights and other incentive awards.

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

Warrant Activity Summary

In applying the Black-Scholes option pricing model to warrants granted or issued, the Company used the following assumptions:

For the Three Months Ended
March 31,
2020
Risk free interest rate	1.63%
Contractual term (years)	5.00
Expected volatility	202%

The weighted average estimated fair value of warrants granted during the three months ended March 31, 2020 was $0.01 per share.

During the three months ended March 31, 2021, the Company issued an aggregate of 294,328,000 shares of the Company’ common stock, as a result of the cashless exercise of 313,019,749 warrants to Auctus.

A summary of the warrant activity during the three months ended March 31, 2021 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, January 1, 2021	15,002,388,203	$0.0011	4.9	95,965,883
Granted	-	-
Exercised	(313,019,749)	0.001
Forfeited	(307,500)	4.12
Outstanding, March 31, 2021	14,689,060,954	$0.001	4.6	$165,904,440

Exercisable, March 31, 2021	14,689,060,954	$0.001	4.6	$165,904,440

The following table presents information related to stock warrants at March 31, 2021:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$0.00 - $0.015	14,682,649,518	4.6	14,682,649,518
$0.20 - $1.99	5,106,746	3.3	5,106,746
$2.00 - $2.99	75,000	2.6	75,000
$3.00 - $3.99	70,000	2.3	70,000
$4.00 - $4.99	1,023,023	1.0	1,023,023
$5.00 - $5.99	136,667	0.3	136,667
	14,689,060,954	4.6	14,689,060,954

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

For the Three Months Ended
March 31,
2021
Risk free interest rate	1.71%
Expected term (years)	5.50
Expected volatility	228%
Expected dividends	0.00%

The Company granted options for the purchase of 2,347,835,948 shares of common stock during the three months ended March 31, 2021.

The Company did not issue stock options during the three months ended March 31, 2020.

The grant date fair value of options issued during the three months ended March 31, 2021 was $27,736,052.

A summary of the option activity during the three months ended March 31, 2021 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2021	4,859,617	$0.98	6.2	-
Granted	2,347,835,948	0.0119
Forfeited	-	-
Outstanding, March 31, 2021	2,352,695,565	$0.0139	10.0	$-

Exercisable, March 31, 2021	1,178,636,261	$0.0158	10.0	$-

The following table presents information related to stock options at March 31, 2021:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.00 - $0.0119	2,347,835,948	10.0	1,173,917,974
$0.26 - $0.74	175,000	8.4	175,000
$0.75 - $0.99	4,607,117	5.9	4,465,787
$1.00 - $5.99	5,000	3.2	5,000
$6.00 - $19.99	37,500	2.8	37,500
$20.00 - $30.00	35,000	1.0	35,000
	2,352,695,565	9.98	1,178,636,261

On March 18, 2021, the Company, pursuant to two employment agreements, granted to its Chief Executive Officer and Chairman of the Board and its Vice President, Research and Development options to purchase an aggregate of 2,347,835,948 shares of the Company’s common stock (See Note 7 – Commitments and Contingencies). The options have an exercise price of $0.0119 per share and vest to the extent of 50% on the date of grant, 25% on the one-year anniversary of the grant date, and 25% on the two-year anniversary of the grant date.

Restricted Stock Units

Pursuant to the 2021 Plan, the Company grants RSUs to employees, consultants, or non-employee directors (“Eligible Individuals”). The number, terms, and conditions of the RSUs that are granted to Eligible Individuals are determined on an individual basis by the plan administrator. On the distribution date, the Company shall issue to the Eligible Individual one unrestricted, fully transferable share of the Company’s common stock (or the fair market value of one such share in cash) for each vestded and nonforfeitable RSU.

On March 18, 2021, the Company, pursuant to two employment agreements, granted an aggregate of 1,173,917,974 RSUs to its Chief Executive Officer and Chairman of the Board and its Vice President, Research and Development (See Note 7 – Commitments and Contingencies) with a fair value of $0.0119 per share. The RSUs vest to the extent of one-third on the one-year anniversary of the grant date, one-third on the two-year anniversary of the grant date, and one-third on the three-year anniversary of the grant date.

A summary of our unvested RSUs as of March 31, 2021 is as follows:

Number of
Shares
Outstanding, January 1, 2021	-
Granted	1,173,917,974
Forfeited	-
Vested	-
Outstanding, March 31, 2021	1,173,917,974

The following table presents information related to stock compensation expense:

				Weighted
				Average
			Unrecognized	Remaining
	For the Three Months Ended		at	Amortization
	March 31,		March 31,	Period
	2021	2020	2021	(Years)
Consulting	$-	$34,012	$-	-
Research and development	25,121	60,104	56,358	0.6
General and administrative	14,051,646	127,765	27,669,103	2.0
	$14,076,767	$221,881	$27,725,461	2.0

Note 7 - COMMITMENTS AND CONTINGENCIES

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

On March 11, 2020, the Court ordered that the Company (i) convene and hold a special meeting, by no later than March 18, 2020, of the Board of Directors of the Company (the “Board”), for approval of certain changes to the shares of the Company, as set forth below; (ii) approve a reverse split and/or a stock consolidation, solely of the Company’s outstanding shares, at a ratio of 1,000 to 1, (iii) approve of the continuation of the Company’s then total authorized shares of common stock at 2,000,000,000 shares; and (iv) to call a special meeting of stockholders of the Company, within ten days of the special meeting of the Board and by not later than March 25, 2020, to approve the foregoing. On March 18, 2020, the Board considered the matter, and, based upon the Court order, determined to approve the foregoing items, including the 1,000 to 1 reverse split, subject to the Company having available funds to effectuate such items. As discussed above in Note 5 – Notes Payable – Chapter 11 Reorganization on March 20, 2020, the Company filed a petition commencing its Chapter 11 Case. As of the date of this report, the Company has not effected the reverse split.

The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Appointment or Departure of Directors and Certain Officers

On March 18, 2021, the Company and Lance Alstodt, its President, Chief Executive Officer and Chairman of the Board, entered into an employment agreement (the “Alstodt Employment Agreement”) which provides for a term ending on March 18, 2026. Pursuant to the Alstodt Employment Agreement, Mr. Alstodt is entitled to receive initially an annual salary of $250,000. Mr. Alstodt’s annual salary will increase by $50,000 per year. In addition, in the event certain performance goals are met, Mr. Alstodt’s salary will increase by $150,000. The Alstodt Employment Agreement also provides for the grant to Mr. Alstodt pursuant to the Plan of (i) a ten year option for the purchase of 1,173,917,974 shares of common stock of the Company and (ii) 586,958,987 RSUs of the Company (See Note 6 – Stockholders’ Deficit) for additional information.

On March 18, 2021, the Company and Francisco Silva, its Vice President, Research and Development, entered into an employment agreement (the “Silva Employment Agreement”) which provides for a term ending on March 18, 2026. Pursuant to the Silva Employment Agreement, Mr. Silva is entitled to receive initially an annual salary of $225,000. Mr. Silva’s annual salary will increase by $50,000 per year. In addition, in the event certain performance goals are met, Mr. Silva’s salary will increase by $150,000. The Silva Employment Agreement also provides for the grant to Mr. Silva pursuant to the Plan of (i) a ten year option for the purchase of 1,173,917,974 shares of common stock of the Company and (ii) 586,958,987 RSUs of the Company (See Note 6 – Stockholders’ Deficit) for additional information.

Conversion of Convertible Notes

During the year ended December 31, 2020 and prior to the Petition Date, certain lenders requested to exchange a portion of their outstanding convertible note principal and accrued interest for shares of the Company’s common stock. As of the Petition Date these shares had yet to be issued to the lenders; however, the shares of the Company’s common stock issued for unsecured claims as part of the Plan to the certain lenders represented the aggregate unsecured claims less the principal and accrued interest that was represented in the uneffected exchanges. The Company believes that there may be a potential contingency related to the non-issued shares that would be settled in shares of the Company’s common stock and not monetary compensation.

Note 8 - LEASES

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

The following table presents net lease cost and other supplemental lease information:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Lease cost
Operating lease cost (cost resulting from lease payments)	$39,593	$38,437
Short term lease cost	-	-
Sublease income	-	-
Net lease cost	$39,593	$38,437

Operating lease – operating cash flows (fixed payments)	$39,593	$38,437
Operating lease – operating cash flows (liability reduction)	$24,176	$20,419
Non-current leases – right of use assets	$444,838	$560,883
Current liabilities – operating lease liabilities	$105,459	$89,222
Non-current liabilities – operating lease liabilities	$392,256	$497,714

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the three months ended March 31, 2021:

Fiscal Year	Operating Leases
2021 (excluding the three months ended March 31, 2021)	$118,779
2022	163,132
2023	168,028
2024	173,060
Total future minimum lease payments	622,999
Amount representing interest	(125,285)
Present value of net future minimum lease payments	$497,714

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 30, 2021, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

●	our ability to obtain financing needed to commence and complete our clinical trials;
●	our ability to successfully develop and commercialize BRTX-100, our lead product candidate for the treatment of chronic lumbar disc disease;
●	our ability to retain exclusive rights with regard to our licensed technology;
●	our ability to protect our proprietary rights;
●	our ability to achieve and sustain profitability of the existing lines of business;
●	our ability to attract and retain world-class research and development talent;
●	our ability to attract and retain key science, technology and management personnel and to expand our management team;
●	the accuracy of estimates regarding expenses, future revenue, capital requirements, profitability, and needs for additional financing;
●	business interruptions resulting from geo-political actions, including war and terrorism or disease outbreaks (such as the recent outbreak of COVID-19);
●	our ability to attract and retain customers; and
●	our ability to navigate through the increasingly complex therapeutic regulatory environment.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to BioRestorative Therapies, Inc., a Delaware corporation (“BRT”), and its wholly-owned subsidiary, Stem Pearls, LLC, a New York limited liability company (“Stem Pearls”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

On August 7, 2020 the Company and Auctus Fund, LLC (“Auctus”), the Company’s largest unsecured creditor and a stockholder as of the Petition Date, filed an Amended Joint Plan of Reorganization (the “Plan”) and on October 30, 2020, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan, as amended. Amendments to the Plan are reflected in the Confirmation Order. On November 16, 2020 (the “Effective Date”), the Plan became effective. See Note 5 – Notes Payable in Part I, Item I of this report for additional information.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

Our financial results for the three months ended March 31, 2021 are summarized as follows in comparison to the three months ended March 31, 2020:

	For The Three Months Ended
	March 31,
	2021	2020
Revenues	$18,000	$26,000

Operating Expenses:
Marketing and promotion	2,600	22,008
Consulting	8,389	34,012
Research and development	165,254	186,328
General and administrative	14,896,413	602,641
Total Operating Expenses	15,072,656	844,989
Loss From Operations	(15,054,656)	(818,989)

Other Expense:
Interest expense	181,514	285,926
Amortization of debt discount	417,160	1,066,526
Loss on extinguishment of notes payable, net	-	658,152
Change in fair value of derivative liabilities	-	2,141,069
Reorganization items, net	-	2,580,110
Total Other Expense	598,674	6,731,783
Net Loss	$(15,653,330)	(7,550,772)

Revenues

For the three months ended March 31, 2021 and 2020, we generated $18,000 and $26,000, respectively, of royalty revenue in connection with our sublicense agreement.

Marketing and Promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the three months ended March 31, 2021, marketing and promotion expenses decreased by $19,408, or 88%, from $22,008 to $2,600 as compared to the three months ended March 31, 2020. The decrease is primarily due to the Company’s reduced marketing plan as the Company continues to emerge from its Chapter 11 reorganization.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended March 31, 2021, consulting expenses decreased by $25,623, or 75%, from $34,012 to $8,389, as compared to the three months ended March 31, 2020. The decrease is primarily due to the Company’s reduced usage of consultants as the Company continues to emerge from its Chapter 11 reorganization.

Research and Development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended March 31, 2021, research and development expenses decreased by $21,075, or 11%, from $186,328 to $165,254, as compared to the three months ended March 31, 2020. The decrease is primarily due to the decrease of approximately $35,000 in stock compensation allocated to the Company’s research and development activities.

We expect that our research and development expenses will increase with the recommencement of our research and development initiatives during the year ending December 31, 2021.

General and Administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of our Vice President of Research and Development and our laboratory staff), as well as corporate expenses such as legal and professional fees, investor relations and occupancy related expenses. For the three months ended March 31, 2021, general and administrative expenses increased by $14,293,772, or 2,372%, from $602,641 to $14,896,413, as compared to the three months ended March 31, 2020. The increase is primarily due to an increase of approximately $14,077,000 in stock-based compensation resulting from the issuances of 2,347,835,948 stock options and 1,173,917,974 RSUs.

We expect that our general and administrative expenses will further increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the three months ended March 31, 2021, interest expense decreased $104,412, or 37%, as compared to the three months ended March 31, 2020. The decrease was due to the decrease in outstanding notes payable as a result of our restructuring under our Chapter 11 reorganization.

Amortization of debt discount

For the three months ended March 31, 2021, amortization of debt discount decreased $649,366, or 61%, as compared to the three months ended March 31, 2020. The decrease was due to the decrease in outstanding notes payable as a result of our restructuring under our Chapter 11 reorganization.

Loss on extinguishment of notes payable, net

For the three months ended March 31, 2021, we did not record a loss on extinguishment of notes payable, as compared to a loss on extinguishment of notes payable of $658,152 for the three months ended March 31, 2020.

Change in fair value of derivative liabilities

For the three months ended March 31, 2021, we did not record a gain (loss) related to the change in fair value of derivative liabilities, as compared to a loss related to the change in fair value of derivative liabilities of $2,141,069 for the three months ended March 31, 2020.

Reorganization items, net

Reorganization items, net consists primarily of costs associated the post-petition Chapter 11 bankruptcy. For the three months ended March 31, 2021, we did not record reorganization items, net as compared to reorganization costs, net of $2,580,110 for the three months ended March 31, 2020.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	March 31,	December 31,
	2021	2020

Cash	$2,500,909	$3,064,610

Working Capital Surplus	$1,302,698	$2,142,229

Notes Payable (Gross)	$9,426,039	$9,637,102

Availability of Additional Funds

Based upon our accumulated deficit and stockholders’ deficit of $105,496,163 and $2,694,382, respectively, as of March 31, 2021, along with our forecast for continued operating losses and our need for financing to fund our contemplated clinical trials, as of such date, we required additional equity and/or debt financing to continue our operations.

As of March 31, 2021, our outstanding debt of $9,426,039, together with interest at rates ranging between 5% and 7% per annum, was due on November 16, 2023, except for the PPP loan. As of March 31, 2021, the outstanding debt amount of $9,426,039 did not include $657,598 of estimated DIP and Plan costs associated with the DIP Funding and the Plan (the “Auctus Costs”). As of March 31, 2021, the Auctus Costs were not finalized. Of the Auctus Costs, $500,000 and $157,598 are recorded in debt discount and accrued expenses, respectively, on the unaudited condensed consolidated balance sheets.

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

Our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The following events have mitigated the above factors with regards to our ability to continue as a going concern: (i) as part of our Chapter 11 reorganization approximately $14,700,000 in outstanding debt and other liabilities were exchanged for (a) shares of common stock, (b) new convertible notes with three year terms or (c) new convertible notes with three year terms and warrants to purchase shares of common stock; (ii) we secured DIP financing during our Chapter 11 reorganization in the aggregate amount of $1,189,413, and $3,848,548 in debt financing as part of our Chapter 11 reorganization to sustain operations; and (iii) pursuant to the plan of reorganization, Auctus is required to loan to us, as needed, an additional amount equal to $3,500,000, less the amount of Auctus’ DIP financing ($1,226,901, inclusive of accrued interest) and its DIP costs. As a result of the above, we have sufficient cash to fund operations for the twelve months subsequent to the filing date. In addition, the Company will need to obtain further funding of at least $12,000,000 to complete a Phase 2 clinical study of the use of BRTX-100.

Cash Flows

During the three months ended March 31, 2021 and 2020, our sources and uses of cash were as follows:

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(813,702)	$(448,646)
Net cash provided by financing activities	250,000	451,762
Increase (decrease) in cash	$(563,702)	$3,116

Operating Activities

Net cash used in operating activities was $813,702 for the three months ended March 31, 2021, primarily due to the net loss of $15,653,330 which was partially offset by non-cash expenses of $14,519,965 related to amortization of debt discount and stock-based compensation and $319,663 of cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable and accrued interest, expenses and other current liabilities, partially offset by a decrease in prepaid assets and other current assets. Net cash used in operating activities was $448,646 for the three months ended March 31, 2020, primarily due to the net loss of $7,550,772, which was partially offset by non-cash expenses of $6,950,957 related to amortization of debt discount, accretion of interest expense, stock-based compensation, change in fair value of derivative liabilities, and loss on extinguishment of notes payable and $151,169 of cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable and decreases in prepaid expenses and other current assets.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $250,000, which was due to $250,000 of net proceeds from a loan received under the U.S. Small Business Administration’s Paycheck Protection Program. Net cash provided by financing activities for the three months ended March 31, 2020 was $451,762, which was primarily due to $441,762 of net proceeds were debt financings and $10,000 of proceeds from equity financings.

We anticipate that the costs to complete our Phase 2 clinical trials with regard to our Disc/Spine Program will be at least $12,000,000. In addition, we anticipate approximately $45,000,000 in additional funding will be needed to complete the clinical trials using BRTX-100 (assuming the receipt of no revenues). As noted above in “Availability of Additional Funds” we secured additional funding as part of Chapter 11 reorganization in the aggregate amount of $5,037,961 as well as approximately $14,700,000 in outstanding debt and other liabilities being exchanged for (a) shares of common stock, (b) new convertible notes with three year terms or (c) new convertible notes with three year terms and warrants to purchase shares of common stock. Additionally, pursuant to the plan of reorganization, Auctus is required to loan to us, as needed, an additional amount equal to $3,500,000, less the amount of Auctus’ DIP financing ($1,226,901, inclusive of accrued interest) and its DIP costs. As a result of the above, we have sufficient cash to fund operations for the twelve months subsequent to the filing date.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Significant Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements included herein for the quarter ended March 31, 2021 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on April 30, 2021.

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

We adopted the provisions of Accounting Standards Codification Topic 740-10, which prescribes a recognition threshold and measurement process for unaudited condensed consolidated financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return.

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Since the shares underlying our 2010 Equity Participation Plan and the 2021 Stock Incentive Plan (the “Plans”) were registered, we estimate the fair value of the awards granted under the Plans based on the market value of our freely tradable common stock as reported on the OTC. The fair value of our restricted equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares. Awards granted to directors are treated on the same basis as awards granted to employees.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our unaudited condensed consolidated financial statements herein for the quarter ended March 31, 2021.

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

Under the supervision and with the participation of our management, including our principal executive officer, who is also our principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of March 31, 2021. Management has not completed such evaluation and, as such, has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer, who is also our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of March 31, 2021 were not effective.

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2021 was not effective.

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

Changes in Internal Control Over Financial Reporting

Other than described above there have been no changes in our internal control over financial reporting that occurred during our first quarter of 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company, threatened against or affecting our Company, our common stock, our subsidiary or of our Company’s or our subsidiary’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

An investment in our common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on April 30, 2021, in addition to other information contained in those reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the three months ended March 31, 2021, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as transactions by an issuer not involving any public offering or Section 1145 of the Bankruptcy Code as a security exchanged by an issuer for a claim against the issuer in a bankruptcy plan of reorganization. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2019, Quarterly Report on Form 10-Q for the period ended March 31, 2020 and Current Reports on Form 8-K filed with the Securities and Exchange Commission, press releases made by us and information contained in filings with the bankruptcy court), and we were available to answer questions by prospective investors. We reasonably believe that each of the investors is an accredited investor.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price	Term (Years)	Purchaser(s)	Consideration(1)
1/26/2021	11,123,856	-	-	-	(2)	$119,548	(3)
3/1/2021	143,380,000	-	-	-	(2)	$1,863,940	(4)
3/11/2021	8,285,719	-	-	-	(2)	$94,126	(3)
3/31/2021	150,948,000	-	-	-	(2)	$1,811,376	(4)

(1)	The value of the non-cash consideration was estimated to be the fair value of our restricted common stock. Since our shares are thinly traded in the open market, the fair value of our equity instruments was estimated by management based on observations of the cash sale prices of both restricted shares and freely tradeable shares.
(2)	Accredited investor.
(3)	Issued upon conversion of unsecured convertible notes.
(4)	Issued on a cashless net exercise basis pursuant to the exercise of warrants.

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

BIORESTORATIVE THERAPIES, INC.

By:	/s/ Lance Alstodt
Lance Alstodt
Chief Executive Officer, President, and Chairman of the Board
(Principal Executive Officer and Principal Financial Officer)
Date:	May 17, 2021

