Form 10-Q
period 2021-06-30
BioRestorative Therapies, Inc.
filed 2021-08-16
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 12, 2021, there were 3,350,844,445 shares of the registrant’s common stock outstanding.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONDENSED Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Current Assets:
Cash	$1,759,080	$3,064,610
Accounts receivable	15,000	17,000
Prepaid expenses	54,764	105,407
Total Current Assets	1,828,844	3,187,017

Equipment, net	13,143	21,914
Right of use asset	415,827	473,849
Intangible assets, net	627,004	664,268

Total Assets	$2,884,818	$4,347,048

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$97,692	$118,851
Accrued expenses and other current liabilities	713,064	718,259
Accrued interest	376,364	49,307
Lease liability	109,856	158,371
PPP loan payable	29,411	-
Total Current Liabilities	1,326,387	1,044,788

Lease liability, net of current portion	362,949	363,519
Notes payable, net of debt discount of $4,542,205 and $5,366,869, respectively	4,783,834	4,270,233
PPP loan payable, net of current portion	220,589	-

Total Liabilities	6,693,759	5,678,540

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, $0.01 par value; Authorized, 20,000,000 shares; none issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value; Authorized, 300,000,000,000 shares; Issued and outstanding 3,347,778,690 and 2,862,174,380, respectively	334,780	286,220
Additional paid in capital	105,415,037	88,225,121
Accumulated deficit	(109,558,758)	(89,842,833)

Total Stockholders' Deficit	(3,808,941)	(1,331,492)

Total Liabilities and Stockholders' Deficit	$2,884,818	$4,347,048

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenues	$15,000	$19,000	$33,000	$45,000

Operating expenses:
Marketing and promotion	6,220	6,123	8,820	28,131
Consulting	1,648	33,589	10,037	67,601
Research and development	160,898	261,553	326,152	447,881
General and administrative	3,401,497	179,323	18,297,910	781,964
Total operating expenses	3,570,263	480,588	18,642,919	1,325,577

Loss from operations	(3,555,263)	(461,588)	(18,609,919)	(1,280,577)

Other income (expense):
Interest expense	(507,332)	(24,168)	(1,106,006)	(1,376,620)
Loss on extinguishment of notes payable, net	-	-	-	(658,152)
Change in fair value of derivative liabilities	-	-	-	(2,141,069)
Reorganization items, net	-	3,361,416	-	781,306
Total other (income) expense	(507,332)	3,337,248	(1,106,006)	(3,394,535)

Net income (loss)	$(4,062,595)	$2,875,660	$(19,715,925)	$(4,675,112)

Net Income (Loss) Per Share
- Basic and Diluted	$(0.00)	$0.00	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	3,183,506,849	1,594,651,383	3,052,341,760	1,277,364,646

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2021	2,862,174,380	$286,220	$88,225,121	$(89,842,833)	$(1,331,492)

Shares issued in exchange of notes payable and accrued interest	19,409,575	1,940	211,733	-	213,673
Shares issued in cashless exercise of warrants	294,328,000	29,433	(29,433)	-	-
Stock-based compensation:
- restricted share units	-	-	179,098	-	179,098
- options	-	-	13,897,669	-	13,897,669
Net loss	-	-	-	(15,653,330)	(15,653,330)

Balance as of March 31, 2021	3,175,911,955	317,593	102,484,188	(105,496,163)	(2,694,382)

Shares issued in exchange of notes payable and accrued interest	12,866,735	1,287	102,416	-	103,703
Shares issued in cashless exercise of warrants	159,000,000	15,900	(98,031)	-	(82,131)
Stock-based compensation:
- restricted share units	-	-	1,164,135	-	1,164,135
- options	-	-	1,762,329	-	1,762,329
Net loss	-	-	-	(4,062,595)	(4,062,595)

Balance at June 30, 2021	3,347,778,690	$334,780	$105,415,037	$(109,558,758)	$(3,808,941)

Balance at January 1, 2020	77,851,633	$7,787	$65,786,213	$(78,570,146)	$(12,776,146)

Shares and warrants issued for cash	1,000,000	100	9,900	-	10,000
Shares issued in exchange for notes payable and accrued interest	1,515,799,750	151,580	2,407,352	-	2,558,932
Stock-based compensation:
- options	-	-	221,881	-	221,881
Net loss	-	-	-	(7,550,772)	(7,550,772)

Balance as of March 31, 2020	1,594,651,383	159,467	68,425,346	(86,120,918)	(17,536,105)

Stock-based compensation:
- options	-	-	219,264	-	219,264
Net income	-	-	-	2,875,660	2,875,660

Balance at June 30, 2020	1,594,651,383	$159,467	$68,644,610	$(83,245,258)	$(14,441,181)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net Loss	$(19,715,925)	$(4,675,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	742,534	1,066,526
Accretion of interest expense	-	2,810,973
Depreciation and amortization	46,035	70,449
Stock-based compensation	17,003,231	441,145
Loss on extinguishment of note payables, net	-	658,152
Write-off of derivative liabilities	-	(4,375,231)
Change in fair value of derivative liabilities	-	2,141,069
Non-cash effect of right of use asset	58,022	16,565
Changes in operating assets and liabilities:
Accounts receivable	2,000	13,000
Prepaid assets and other current assets	50,643	8,134
Accounts payable	(21,159)	62,362
Accrued interest, expenses and other current liabilities	328,174	892,884
Lease liability	(49,085)	-

Net cash used in operating activities	(1,555,530)	(869,084)

Cash flows from financing activities:
Proceeds from notes payable	-	441,762
Proceeds from PPP Loan	250,000	-
Proceeds from DIP Financing	-	713,755
Sales of common stock and warrants for cash	-	10,000

Net cash provided by financing activities	250,000	1,165,517

Net (decrease) increase in cash and cash equivalents	(1,305,530)	296,433

Cash- beginning of period	3,064,610	1,664

Cash- end of period	$1,759,080	$298,097

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Non-cash investing and financing activities:
Shares issued in exchange for notes payable and accrued interest	$235,245	$2,558,932
Bifurcated embedded conversion options and warrants recorded as derivative liability and debt discount	$-	$2,377,818
Sale of warrants recorded as derivative liabilities	$-	$10,000

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

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. At June 30, 2021, the Company had an accumulated deficit of approximately $109,559,000 and working capital surplus of approximately $502,000. For the six months ended June 30, 2021, the Company had a loss from operations of approximately $18,610,000 (of which, approximately $17,003,000 was attributable to non-cash stock-based compensation) and negative cash flows from operations of approximately $1,556,000. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2021, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily through current cash on hand received subsequent to quarter end and additional infusions of cash from equity and debt financing. As of June 30, 2021, the Company has access to approximately $2,100,000 in additional funding from Auctus, as discussed below.

The Company believes the following has been able to mitigate the above factors with regards to its ability to continue as a going concern: (i) as part of its Chapter 11 reorganization approximately $14,700,000 in outstanding debt and other liabilities were exchanged for (a) shares of common stock, (b) new convertible notes or (c) new convertible notes and warrants to purchase shares of common stock; (ii) the Company secured DIP financing during its Chapter 11 Case in the amount of $1,189,413, as well as an aggregate amount of $3,848,548 in debt financing from Auctus and others as part of the Company’s Chapter 11 reorganization, to sustain operations; and (iii) pursuant to the plan of reorganization, Auctus is required to loan to the Company, as needed, an additional $2,100,000. As a result of the above, and cash on hand of approximately $1,586,414 as of August 12, 2021, the Company believes it has sufficient cash to fund operations for the twelve months subsequent to the filing date. In addition, the Company is seeking further funding to commence and complete a Phase 2 clinical study of the use of BRTX-100.

Curernt funds and Auctus’ funding obligation noted above will not be sufficient to enable the Company to fully complete its development activities or attain profitable operations. If the Company is unable to obtain such needed additional financing on a timely basis, the Company may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations and liquidate.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial information as of and for the three and six months ended June 30, 2021 and 2020 has been prepared in accordance with GAAP for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position at such dates and the operating results and cash flows for such periods. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Chapter 11 Case

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

Reorganization Items, Net

The Company incurred costs after the Petition Date associated with the reorganization, primarily unamortized debt discount and post petition professional fees. In accordance with applicable guidance, costs associated with the bankruptcy proceedings have been recorded as reorganization items, net within the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020. Reorganization items, net for the three and six months ended June 30, 2021 were $- and for the three and six months ended June 30, 2020, were $3,361,416 and $781,306, respectively, representing cash used in operating activities.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements. Significant estimates include the carrying value of intangible assets, deferred tax asset and valuation allowance, estimated fair value of derivative liabilities stemming from convertible debt securities, assumptions used in management’s liquidity analysis, and assumptions used in the Black-Scholes-Merton pricing model, such as expected volatility, risk-free interest rate, and expected divided rate.

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

Contract Modifications

There were no contract modifications during the three and six months ended June 30, 2021. Contract modifications are not routine in the performance of the Company’s contracts.

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of June 30, 2021 or December 31, 2020.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances, net of allowances for doubtful accounts. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company provides for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. The Company did not record an allowance for doubtful accounts as of June 30, 2021 and December 31, 2020, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. During the three and six months ended June 30, 2021 and 2020, the Company determined that there was no impairment charge for intangible assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. Definite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $6,220 and $6,123 for the three months ended June 30, 2021 and 2020, respectively. Advertising and marketing expenses were $8,820 and $28,131 for the six months ended June 30, 2021 and 2020, respectively. The above advertising and marketing expenses are recorded in marketing and promotion on the unaudited condensed consolidated statements of operations.

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

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. All vested outstanding options and warrants are considered potential common stock. The dilutive effect, if any, of stock options, warrants, and unvested restricted stock units (“RSUs”) are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, options, warrants, RSUs and convertible notes have been excluded from the Company’s computation of net loss per common share for the three and six months ended June 30, 2021 and 2020.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended
	June 30,
	2021		2020

Options	2,352,191,115		4,867,617
Warrants	14,507,388,226		8,021,641
Unvested RSUs	1,173,917,974		-
Convertible notes – common stock	795,797,190	(1)	-
Total	18,829,294,505		12,889,258

	Six Months Ended
	June 30,
	2021		2020

Options	2,352,191,115		4,867,617
Warrants	14,507,388,226		8,021,641
Unvested RSUs	1,173,917,974		-
Convertible notes – common stock	795,797,190	(1)	-
Total	18,829,294,505		12,889,258

(1)	As of June 30, 2021 all of the convertible notes had variable conversion prices and the shares issuable were estimated based on the market conditions. Pursuant to the note agreements, there were 51,504,015,462 shares of common stock reserved for future note conversions as of June 30, 2021.

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

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At June 30, 2021 and December 31, 2020, the Company’s net deferred tax asset has been fully reserved.

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

Leases in which the Company is the lessee are comprised of office rental. All of the leases are classified as operating leases. The Company has a lease agreement for office space with a remaining term of 3.5 years as of June 30, 2021.

Recently Issued Accounting Standards

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

Intangible assets consist of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization	Total
Balance as of January 1, 2020	$3,676	$1,301,500	$(566,012)	$739,164
Amortization expense	-	-	(74,896)	(74,896)
Balance as of December 31, 2020	3,676	1,301,500	(640,908)	664,268
Amortization expense	-	-	(37,264)	(37,264)
Balance as of June 30, 2021	$3,676	$1,301,500	$(678,172)	$627,004
Weighted average remaining amortization period at June 30, 2021 (in years)	-	8.43

Amortization of intangible assets consists of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization
Balance as of January 1, 2020	$3,312	$562,700	$566,012
Amortization expense	364	74,532	74,896
Balance as of December 31, 2020	3,676	637,232	640,908
Amortization expense	-	37,264	37,264
Balance as of June 30, 2021	$3,676	$674,496	$678,172

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of:

	June 30, 2021	December 31, 2020

Accrued payroll	$22,898	$-
Accrued research and development expenses	29,673	-
Accrued general and administrative expenses	10,000	60,661
Accrued DIP and Plan costs related to DIP Funding and Plan(1)	650,493	657,598
Total accrued expenses	$713,064	$718,259

(1)	Amount represents DIP and Plan costs associated with the Auctus DIP Funding and the Plan.

NOTE 5 – NOTES PAYABLE

A summary of the notes payable activity during the six months ended June 30, 2021 is presented below:

	Convertible Notes	Other Loans	Debt Discount	Total
Outstanding, January 1, 2021	$9,637,102	$-	$(5,366,869)	$4,270,233
Issuances	-	250,000	-	250,000
Exchanges for equity	(311,063)	-	82,130	(228,933)
Amortization of debt discount	-	-	742,534	742,534
Outstanding, June 30, 2021	$9,326,039	$250,000	$(4,542,205)	$5,033,834

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

The material features of the Plan, as amended and confirmed by the Confirmation Order, are as follows:

i.	Treatment of the financing to the Company by Auctus of up to $7,000,000 which Auctus has provided or committed to provide consisting of the debtor-in-possession loans made to the Company by Auctus during the Chapter 11 Case (the “DIP Funding”) and additional funding as described below.

ii.	Auctus has provided $3,500,000 in funding to the Company (the “Initial Auctus Funding”) and is to provide, subject to certain conditions, additional funding to the Company, as needed, in an amount equal to $3,500,000, less the sum of the debtor-in-possession loans made to the Company by Auctus during the Chapter 11 Case (inclusive of accrued interest) (approximately $1,227,000 as of the Effective Date) and the costs incurred by Auctus as the debtor-in-possession lender (the “DIP Costs”). The DIP Costs and the additional Plan costs in the aggregate totaled $650,493, of which $500,000 and $150,493 were recorded in debt discount and accrued expenses, respectively, on the consolidated balance sheets (See Note 9). In addition, four other persons and entitles (collectively, the “Other Lenders”) who held allowed general unsecured claims provided funding to the Company in the aggregate amount of approximately $348,000 (the “Other Funding” and together with the Initial Auctus Funding, the “Funding”). In consideration of the Funding, the Company has issued the following:

a.	Secured convertible notes of the Company (each, a “Secured Convertible Note”) in the principal amount equal to the Funding; the payment of the Secured Convertible Notes is secured by the grant of a security interest in substantially all of the Company’s assets; the Secured Convertible Notes have the following features:

●	Maturity date of three years following the Effective Date;
●	Interest at the rate of 7% per annum;
●	The right of the holder to convert the indebtedness into shares of common stock of the Company at a price equal to the volume weighted average price for the common stock over the five trading days immediately preceding the conversion; and
●	Mandatory conversion of all indebtedness at such time as the common stock is listed on the Nasdaq Capital Market or another senior exchange on the same terms as provided to investors in connection with a public offering undertaken in connection with such listing;

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

c.	Warrants (each, a “Class B Warrant” and together with the Class A Warrants, the “Plan Warrants”) to purchase a number of shares of common stock equal to the Funding provided divided by $0.001 (a total of 3,500,000,000 Class B Warrants in consideration of the Initial Auctus Funding and a total of approximately 348,500,000 Class B Warrants in the aggregate in consideration of the Other Funding), such Class B Warrants having an exercise price of $0.001 per share.

iii.	The obligation to Auctus with respect to the DIP Funding has been exchanged for the following:

a.	A Secured Convertible Note in the principal amount of approximately $1,349,591 (110% of the DIP Funding) with a maturity date of November 16, 2023;

b.	A Class A Warrant to purchase 2,453,802,480 shares of common stock; and

c.	A Class B Warrant to purchase 1,226,901,240 shares of common stock (as to which 726,282,680 shares of common stock have been exercised on a net exercise basis, pursuant to the terms of the Class B Warrant, with respect to the issuance of 671,124,200 shares of common stock, of which 217,796,200 and 453,328,000 were issued during 2020 and 2021, respectively).

In addition, Auctus shall be entitled to receive a Secured Convertible Note in exchange for its allowed DIP Costs of $166,403 and allowed Plan costs of $484,090, in a manner in which the DIP Funding was treated and shall be entitled to a Class A Warrant and a Class B Warrant in consideration of its allowed DIP costs.

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

e.	A leak-out restriction prohibiting each holder from selling, without the consent of the Company, more than 16.6% of the underlying shares received upon conversion during each of the six initial 30-day periods following the Effective Date.

viii.	The issuance of (a) the shares of common stock and the Unsecured Convertible Notes to the holders of allowed general unsecured claims and (b) the Secured Convertible Notes and Plan Warrants to Auctus in exchange for the DIP Funding and any common stock into which those Secured Convertible Notes and those Plan Warrants may be converted is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the Bankruptcy Code Section 1145. Such securities shall be freely transferrable subject to Section 1145(b)(i) of the Bankruptcy Code.

Pursuant to the Plan, on the Effective Date, the Company filed a Certificate of Amendment to its Certificate of Incorporation pursuant to which, among other things, the number of shares of common stock authorized to be issued by the Company has been increased to 300,000,000,000 and the par value of the shares of common stock has been reduced to $0.0001 per share.

The Company recorded $143,721 and $- of interest expense related to notes payable and convertible note payable for the three months ended June 30, 2021 and 2020, respectively. The Company recorded $286,414 and $368,810 of interest expense related to notes payable and convertible note payable for the six months ended June 30, 2021 and 2020, respectively.

Convertible Notes

Conversions, Exchanges and Other

During the six months ended June 30, 2021, certain lenders converted unsecured convertible notes with an aggregate amount of $317,894 (including $6,314 of accrued interest) for an aggregate of 32,276,310 shares of the Company’s common stock at a conversion price of $0.01 per share.

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

Interest expense for the two Secured Convertible Notes was $23,553 and $46,847 for the three and six months ended June 30, 2021, respectively. Interest expense during the three and six months ended June 30, 2020 was $6,769.

Other Loans

On March 14, 2021, under the U.S. Small Business Administration’s Paycheck Protection Program, the Company entered into a note payable with a financial institution for $250,000 at an interest rate of 1% per annum and a maturity date of March 14, 2026. Pursuant to the note, principal and interest payments are deferred for ten months, which, at that time the Company may apply for loan forgiveness. If the Company does not apply for loan forgiveness, or if the loan forgiveness is denied, the Company will be required to make monthly payments of $5,100 starting on January 14, 2022. As of June 30, 2021, the Company has not applied for loan forgiveness. All remaining unpaid principal and interest is due and payable at the maturity date. At June 30, 2021, $250,000 was outstanding.

Future minimum payments under the above notes payable following the six months ended June 30, 2021 are as follows:

Remainder of 2021		$-
2022		58,970
2023		9,385,601
2024		60,161
Thereafter		71,307
Total future minimum payments		9,576,039
Less: discount		(4,542,205)
	5,033,834
Less: current		(29,411)
		$5,004,423

NOTE 6 – STOCKHOLDERS' DEFICIT

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

For the Six Months Ended
June 30,
2020
Risk free interest rate	1.63%
Contractual term (years)	5.00
Expected volatility	202%

The weighted average estimated fair value of warrants granted during the six months ended June 30, 2020 was $0.01 per share.

During the six months ended June 30, 2021, the Company issued an aggregate of 453,328,000 shares of the Company’ common stock, as a result of the cashless exercise of 494,604,977 warrants to Auctus.

A summary of the warrant activity during the six months ended June 30, 2021 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, January 1, 2021	15,002,388,203	$0.0011	4.9	$95,965,883
Granted	-	-
Exercised	(494,604,977)	0.001
Expired	(395,000)	4.22
Outstanding, June 30, 2021	14,507,388,226	$0.001	4.4	$87,725,815

Exercisable, June 30, 2021	14,507,388,226	$0.001	4.4	$87,725,815

The following table presents information related to stock warrants at June 30, 2021:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$0.00 - $0.015	14,501,064,290	4.4	14,501,064,290
$0.20 - $1.99	5,106,746	3.0	5,106,746
$2.00 - $2.99	75,000	2.3	75,000
$3.00 - $3.99	70,000	2.0	70,000
$4.00 - $4.99	983,023	0.7	983,023
$5.00 - $5.99	89,167	0.2	89,167
	14,507,388,226	4.4	14,507,388,226

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

For the Six Months Ended
June 30,
2021
Risk free interest rate	1.71%
Expected term (years)	5.50
Expected volatility	228%
Expected dividends	0.00%

The Company granted options for the purchase of 2,347,835,948 shares of common stock during the six months ended June 30, 2021.

The Company did not issue stock options during the six months ended June 30, 2020.

The grant date fair value of options issued during the six months ended June 30, 2021 was $27,736,052.

A summary of the option activity during the six months ended June 30, 2021 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2021	4,859,617	$0.98	6.2	-
Granted	2,347,835,948	0.0119
Forfeited	(504,450)	0.75
Outstanding, June 30, 2021	2,352,191,115	$0.0139	9.4	$-

Exercisable, June 30, 2021	1,178,631,812	$0.0158	9.7	$-

The following table presents information related to stock options at June 30, 2021:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.00 - $0.0119	2,347,835,948	9.8	1,173,917,974
$0.26 - $0.74	175,000	8.2	175,000
$0.75 - $0.99	4,102,667	5.4	3,961,338
$1.00 - $5.99	5,000	3.0	5,000
$6.00 - $19.99	37,500	2.5	37,500
$20.00 - $30.00	35,000	0.7	35,000
	2,352,191,115	9.7	1,178,131,812

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

Restricted Stock Units

Pursuant to the 2021 Plan, the Company grants RSUs to employees, consultants, or non-employee directors (“Eligible Individuals”). The number, terms, and conditions of the RSUs that are granted to Eligible Individuals are determined on an individual basis by the plan administrator. On the distribution date, the Company shall issue to the Eligible Individual one unrestricted, fully transferable share of the Company’s common stock (or the fair market value of one such share in cash) for each vested and nonforfeitable RSU.

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

A summary of our unvested RSUs as of June 30, 2021 is as follows:

Number of
Shares
Outstanding, January 1, 2021	-
Granted	1,173,917,974
Forfeited	-
Vested	-
Outstanding, June 30, 2021	1,173,917,974

The following table presents information related to stock compensation expense:

						Weighted
						Average
	For the Three Months Ended		For the Six Months Ended		Unrecognized at	Remaining Amortization
	June 30,		June 30,		June 30,	Period
	2021	2020	2021	2020	2021	(Years)
Consulting	$-	$33,589	$-	$67,178	$-	-
Research and development	24,304	59,195	49,425	121,007	32,055	0.3
General and administrative	2,902,160	126,480	16,953,806	252,960	24,766,962	2.3
	$2,926,464	$219,264	$17,003,231	$441,145	$24,799,017	2.3

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

Conversion of Convertible Notes

During the year ended December 31, 2020 and prior to the Petition Date, certain lenders requested to exchange a portion of their outstanding convertible note principal and accrued interest for shares of the Company’s common stock. As of the Petition Date these shares had yet to be issued to the lenders; however, the shares of the Company’s common stock issued for unsecured claims as part of the Plan to the certain lenders represented the aggregate unsecured claims less the principal and accrued interest that was represented in the unaffected exchanges. The Company believes that there may be a potential contingency related to the non-issued shares that would be settled in shares of the Company’s common stock and not monetary compensation.

On June 24, 2021, the Company entered into a Settlement Agreement with one of the abovemention lenders, whereby the Company agreed to issue 3,000,000 shares of the Company’s common stock in lieu of cash for an additional $30,000 of approved unsecured claims related to the Plan. The Company issued the 3,000,000 shares on July 16, 2021 (See Note 9).

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

The following table presents net lease cost and other supplemental lease information:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Lease cost
Operating lease cost (cost resulting from lease payments)	$79,186	$76,874
Net lease cost	$79,186	$76,874

Operating lease – operating cash flows (fixed payments)	$79,186	$76,874
Operating lease – operating cash flows (liability reduction)	$49,085	$41,457
Non-current leases – right of use assets	$415,827	$531,872
Current liabilities – operating lease liabilities	$109,856	$93,093
Non-current liabilities – operating lease liabilities	$362,949	$472,805

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the six months ended June 30, 2021:

Fiscal Year	Operating Leases
2021 (excluding the six months ended June 30, 2021)	$79,186
2022	163,132
2023	168,028
2024	173,060
Total future minimum lease payments	583,406
Amount representing interest	(110,601)
Present value of net future minimum lease payments	$472,805

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to June 30, 2021, pursuant to the Plan, for 110% of the DIP Costs, the Company agreed to issue to Auctus secured convertible promissory notes in the aggregate principal amount of $183,043, with a maturity date of November 16, 2023. The notes bear interest at 7% per annum which is payable on maturity. Amounts due under the notes may be converted into shares of the Company’s common stock, at $0.0001 par value, at a conversion price equal to the average five daily volume weighted average price on the latest day prior to the conversion date. In connection with the notes, the Company has agreed to grant to Auctus Class A Warrants to purchase up to 332,805,400 shares of the Company’s common stock at an exercise price of $0.0005 per share. The Class A Warrants expire on November 16, 2025. In addition, in connection with the notes, the Company has agreed to grant to Auctus Class B Warrants to purchase up to 166,402,700 shares of the Company’s common stock at an exercise price of $0.001 per share. The Class B Warrants expire on November 16, 2025.

Subsequent to June 30, 2021, pursuant to the Plan, for 110% of the Plan Costs, the Company agreed to issue Auctus a secured convertible promissory note in the principal amount of $532,499, with a maturity date of November 16, 2023. The note bears interest at 7% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, at $0.0001 par value, at a conversion price equal to the average five daily volume weighted average price on the latest day prior to the conversion date.

The Company entered into a Settlement Agreement with a prior note holder, in connection with the conversion of a note prior to the Petition Date (See Note 7). Pursuant to the Settlement Agreement, subsequent to June 30, 2021, the Company issued 3,000,000 shares of the Company’s common stock to the note holder with a fair value of $0.007 per share.

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

Business Overview

We develop therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult (non-embryonic) stem cells. We are currently pursuing our Disc/Spine Program with our initial investigational therapeutic product being called BRTX-100. We submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial investigating the use of BRTX-100, our lead cell therapy candidate, in the treatment of chronic lower back pain arising from degenerative disc disease. We have received such authorization from the FDA. We intend to commence such clinical trial during 2022 (assuming the receipt of necessary funding). We have obtained a license to use technology for investigational adult stem cell treatment of disc and spine conditions, including protruding and bulging lumbar discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the leg and foot. We are also developing our ThermoStem Program. This pre-clinical program involves the use of brown adipose (fat) in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies. United States patents related to the ThermoStem Program were issued in September 2015, January 2019, March 2020, March 2021, and July 2021; Australian patents related to the ThermoStem Program were issued in April 2017 and October 2019; Japanese patents related to the ThermoStem Program were issued in December 2017 and May 2021; Israeli patents related to the ThermoStem Program were issued in October 2019 and May 2020; and European patents related to the ThermoStem Program were issued in April 2020 and January 2021.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

Our financial results for the three months ended June 30, 2021 are summarized as follows in comparison to the three months ended June 30, 2020:

	For The Three Months Ended
	June 30,
	2021	2020
Revenues	$15,000	$19,000

Operating Expenses:
Marketing and promotion	6,220	6,123
Consulting	1,648	33,589
Research and development	160,898	261,553
General and administrative	3,401,497	179,323
Total Operating Expenses	3,570,263	480,588
Loss From Operations	(3,555,263)	(461,588)

Other Income (Expense):
Interest expense	(181,958)	(24,168)
Amortization of debt discount	(325,374)	-
Loss on extinguishment of notes payable, net	-	-
Change in fair value of derivative liabilities	-	-
Reorganization items, net	-	3,361,416
Total Other Income (Expense)	(507,332)	3,337,248
Net Income (Loss)	$(4,062,595)	2,875,660

Revenues

For the three months ended June 30, 2021 and 2020, we generated $15,000 and $19,000, respectively, of royalty revenue in connection with our sublicense agreement.

Marketing and Promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the three months ended June 30, 2021 and 2020, marketing and promotion expenses remained consistent.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended June 30, 2021, consulting expenses decreased by $31,941, or 95%, from $33,589 to $1,648, as compared to the three months ended June 30, 2020. The decrease is primarily due to the Company’s reduced usage of consultants as the Company continues to emerge from its Chapter 11 reorganization.

Research and Development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended June 30, 2021, research and development expenses decreased by $100,655, or 38%, from $261,553 to $160,898, as compared to the three months ended June 30, 2020. The decrease is primarily due to (i) the decrease of approximately $35,000 in stock compensation allocated to the Company’s research and development activities and (ii) a decrease of approximately $20,000 in depreciation allocated to research and development activities.

We expect that our research and development expenses will increase with the recommencement of our research and development initiatives during the year ending December 31, 2021.

General and Administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of our Vice President of Research and Development and our laboratory staff), as well as corporate expenses such as legal and professional fees, investor relations and occupancy related expenses. For the three months ended June 30, 2021, general and administrative expenses increased by $3,222,174, or 1,797%, from $179,323 to $3,401,497, as compared to the three months ended June 30, 2020. The increase is primarily due to an increase of approximately $2,800,000 in stock-based compensation resulting from the issuances of 2,347,835,948 stock options and 1,173,917,974 RSUs and (ii) an increase of approximately $300,000 in legal, accounting and financial services fees.

We expect that our general and administrative expenses will further increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the three months ended June 30, 2021, interest expense increased $157,790, or 653%, as compared to the three months ended June 30, 2020. The increase was due to the increase in outstanding notes payable as a result of our restructuring under our Chapter 11 reorganization.

Amortization of debt discount

For the three months ended June 30, 2021, amortization of debt discount increased $325,374, or 100%, as compared to the three months ended June 30, 2020. The increase was due to the increase in outstanding notes payable not accounted for under bankruptcy accounting as a result of our restructuring under our Chapter 11 reorganization.

Reorganization items, net

Reorganization items, net consists primarily of costs associated the post-petition Chapter 11 bankruptcy. For the three months ended June 30, 2021, we did not record reorganization items, net as compared to reorganization items, net of $3,361,416 for the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

Our financial results for the six months ended June 30, 2021 are summarized as follows in comparison to the six months ended June 30, 2020:

	For The Six Months Ended
	June 30,
	2021	2020
Revenues	$33,000	$45,000

Operating Expenses:
Marketing and promotion	8,820	28,131
Consulting	10,037	67,601
Research and development	326,152	447,881
General and administrative	18,297,910	781,964
Total Operating Expenses	18,642,919	1,325,577
Loss From Operations	(18,609,919)	(1,280,577)

Other Income (Expense):
Interest expense	(363,472)	(310,094)
Amortization of debt discount	(742,534)	(1,066,526)
Loss on extinguishment of notes payable, net	-	(658,152)
Change in fair value of derivative liabilities	-	(2,141,069)
Reorganization items, net	-	781,306
Total Other Expense	(1,106,006)	(3,394,535)
Net Loss	$(19,715,925)	(4,675,112)

Revenues

For the six months ended June 30, 2021 and 2020, we generated $33,000 and $45,000, respectively, of royalty revenue in connection with our sublicense agreement.

Marketing and Promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the six months ended June 30, 2021, marketing and promotion expenses decreased by $19,311, or 69%, from $28,131 to $8,820, as compared to the six months ended June 30, 2020. The decrease is primarily due to the Company’s reduced marketing plan as the Company continues to emerge from its Chapter 11 reorganization.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the six months ended June 30, 2021, consulting expenses decreased by $57,564, or 85%, from $67,601 to $10,037, as compared to the six months ended June 30, 2020. The decrease is primarily due to the Company’s reduced usage of consultants as the Company continues to emerge from its Chapter 11 reorganization.

Research and Development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the six months ended June 30, 2021, research and development expenses decreased by $121,729, or 27%, from $447,881 to $326,152, as compared to the six months ended June 30, 2020. The decrease is primarily due to the decrease of approximately $72,000 in stock compensation allocated to the Company’s research and development activities.

We expect that our research and development expenses will increase with the recommencement of our research and development initiatives during the year ending December 31, 2021.

General and Administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of our Vice President of Research and Development and our laboratory staff), as well as corporate expenses such as legal and professional fees, investor relations and occupancy related expenses. For the six months ended June 30, 2021, general and administrative expenses increased by $17,515,946, or 2,240%, from $781,964 to $18,297,910, as compared to the six months ended June 30, 2020. The increase is primarily due to an increase of approximately $16,700,000 in stock-based compensation resulting from the issuances of 2,347,835,948 stock options and 1,173,917,974 RSUs and (ii) an increase of approximately $850,000 in legal, accounting and financial services fees.

We expect that our general and administrative expenses will further increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the six months ended June 30, 2021, interest expense increased $53,378, or 17%, as compared to the six months ended June 30, 2020. The increase was due to the increase in outstanding notes payable as a result of our restructuring under our Chapter 11 reorganization.

Amortization of debt discount

For the six months ended June 30, 2021, amortization of debt discount decreased $323,992, or 30%, as compared to the six months ended June 30, 2020. The decrease was due to a decrease in outstanding notes payable containing beneficial conversion features resulting in a debt discount.

Loss on extinguishment of notes payable, net

For the six months ended June 30, 2021, we did not record a gain (loss) on extinguishment of notes payable, as compared to a loss on extinguishment of notes payable of $658,152 for the six months ended June 30, 2020.

Change in fair value of derivative liabilities

For the six months ended June 30, 2021, we did not record a gain (loss) related to the change in fair value of derivative liabilities, as compared to a loss related to the change in fair value of derivative liabilities of $2,141,069 for the six months ended June 30, 2020.

Reorganization items, net

Reorganization items, net consists primarily of costs associated the post-petition Chapter 11 bankruptcy. For the six months ended June 30, 2021, we did not record reorganization items, net as compared to reorganization items, net of $781,306 for the six months ended June 30, 2020.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	June 30,	December 31,
	2021	2020

Cash	$1,759,080	$3,064,610

Working Capital	$502,457	$2,142,229

Notes Payable (Gross)	$9,326,037	$9,637,102

Availability of Additional Funds

Based upon our accumulated deficit and stockholders’ deficit of $109,558,758 and $3,808,941, respectively, as of June 30, 2021, along with our forecast for continued operating losses and our need for financing to fund our contemplated clinical trials, as of such date, we required additional equity and/or debt financing to continue our operations.

As of June 30, 2021, our outstanding debt of $9,326,037, together with interest at a rate of between 5% and 7% per annum, has a maturity date of November 16, 2023, except for the PPP loan. As of June 30, 2021, the outstanding debt amount of $9,326,037 did not include $650,493 of DIP and Plan costs associated with the DIP Funding and the Plan (the “Auctus Costs”). Of the Auctus Costs, $500,000 and $150,493 are recorded in debt discount and accrued expenses, respectively, on the unaudited condensed consolidated balance sheets.

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

The following events have mitigated the above factors with regards to our ability to continue as a going concern: (i) as part of our Chapter 11 reorganization approximately $14,700,000 in outstanding debt and other liabilities were exchanged for (a) shares of common stock, (b) new convertible notes with three year terms or (c) new convertible notes with three year terms and warrants to purchase shares of common stock; (ii) we secured DIP financing during our Chapter 11 reorganization in the aggregate amount of $1,189,413, and $3,848,548 in debt financing as part of our Chapter 11 reorganization to sustain operations; and (iii) pursuant to the plan of reorganization, Auctus is required to loan to us, as needed, an additional $2,100,000. As a result of the above, we have sufficient cash to fund operations for the twelve months subsequent to the filing date.

The Company will need to obtain further funding of at least $12,000,000 to complete a Phase 2 clinical study of the use of BRTX-100.

Cash Flows

During the six months ended June 30, 2021 and 2020, our sources and uses of cash were as follows:

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(1,555,530)	$(869,084)
Net cash provided by financing activities	250,000	1,165,517
Increase (decrease) in cash	$(1,305,530)	$2,96,433

Operating Activities

Net cash used in operating activities was $1,555,530 for the six months ended June 30, 2021, primarily due to the net loss of $19,715,925 which was partially offset by non-cash expenses of $17,849,822 related to amortization of debt discount and stock-based compensation and $310,573 of cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accrued interest partially offset by a decrease in prepaid assets and other current assets, accounts payable, and lease liability. Net cash used in operating activities was $869,084 for the six months ended June 30, 2020, primarily due to the net loss of $4,675,112, which was partially offset by non-cash expenses of $2,829,648 related to amortization of debt discount, accretion of interest expense, stock-based compensation, change in fair value of derivative liabilities, and loss on extinguishment of notes payable and $976,380 of cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable, accrued interest, expenses and other current liabilities and decreases in prepaid expenses and other current assets.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $250,000, which was due to $250,000 of net proceeds from a loan received under the U.S. Small Business Administration’s Paycheck Protection Program. Net cash provided by financing activities for the six months ended June 30, 2020 was $1,165,517, which was primarily due to $441,762 of net proceeds from debt financings and $713,755 of proceeds from the DIP financing.

We anticipate that the costs to complete our Phase 2 clinical trials with regard to our Disc/Spine Program will be at least $12,000,000. In addition, we anticipate approximately $45,000,000 in additional funding will be needed to complete the clinical trials using BRTX-100 (assuming the receipt of no revenues). As noted above in “Availability of Additional Funds” we secured additional funding as part of Chapter 11 reorganization in the aggregate amount of $5,037,961 as well as approximately $14,700,000 in outstanding debt and other liabilities being exchanged for (a) shares of common stock, (b) new convertible notes with three year terms or (c) new convertible notes with three year terms and warrants to purchase shares of common stock. Additionally, pursuant to the plan of reorganization, Auctus is required to loan to us, as needed, an additional $2,100,000. As a result of the above, we have sufficient cash to fund operations for the twelve months subsequent to the filing date.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Significant Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements included herein for the quarter ended June 30, 2021 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on April 30, 2021.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our unaudited condensed consolidated financial statements herein for the quarter ended June 30, 2021.

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

Under the supervision and with the participation of our management, including our principal executive officer, who is also our principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of June 30, 2021. Management has not completed such evaluation and, as such, has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer, who is also our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of June 30, 2021 were not effective.

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2021 was not effective.

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

Changes in Internal Control Over Financial Reporting

Other than described above there have been no changes in our internal control over financial reporting that occurred during our second quarter of 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the three months ended June 30, 2021, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as transactions by an issuer not involving any public offering or Section 1145 of the Bankruptcy Code as a security exchanged by an issuer for a claim against the issuer in a bankruptcy plan of reorganization. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2020, Quarterly Report on Form 10-Q for the period ended June 30, 2021 and Current Reports on Form 8-K filed with the Securities and Exchange Commission, press releases made by us and information contained in filings with the bankruptcy court), and we were available to answer questions by prospective investors. We reasonably believe that each of the investors is an accredited investor.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price	Term (Years)	Purchaser(s)	Consideration(1)
6/1/2021	12,866,735	-	-	-	(2)	$103,703	(3)
6/28/2021	159,000,000	-	-	-	(2)	$1,113,000	(4)

(1)	The value of the non-cash consideration was estimated to be the fair value of our restricted common stock. Since our shares are thinly traded in the open market, the fair value of our equity instruments was estimated by management based on observations of the cash sale prices of both restricted shares and freely tradeable shares.
(2)	Accredited investor.
(3)	Issued upon conversion of secured convertible notes.
(4)	Issued on a cashless net exercise basis pursuant to the exercise of warrants.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Certificate of Incorporation, as amended	10-K	3.1	03/18/2021
3.2	Bylaws	8-K	3.4	12/23/2014
31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIORESTORATIVE THERAPIES, INC.

By:	/s/ Lance Alstodt
Lance Alstodt Chief Executive Officer, President, and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Date:	August 16, 2021

