Form 10-Q
period 2021-09-30
BioRestorative Therapies, Inc.
filed 2021-11-15
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 001-37603

BIORESTORATIVE THERAPIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1835664
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 Marcus Drive, Melville, New York	11747
(Address of Principal Executive Offices)	(Zip Code)

(631) 760-8100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common Stock, $0.0001 par value	BRTX	Nasdaq Capital Market

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 12, 2021, there were 3,492,985 shares of the registrant’s common stock outstanding.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONDENSED Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Current Assets:
Cash	$1,129,716	$3,064,610
Accounts receivable	8,000	17,000
Prepaid expenses	31,956	105,407
Total Current Assets	1,169,672	3,187,017

Equipment, net	10,198	21,914
Right of use asset	386,816	473,849
Intangible assets, net	608,372	664,268

Total Assets	$2,175,058	$4,347,048

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$124,558	$118,851
Accrued expenses and other current liabilities	58,351	718,259
Accrued interest	532,005	49,307
Lease liability, current portion	114,387	158,371
PPP loan payable, current portion	44,172	-
Total Current Liabilities	873,473	1,044,788

Lease liability, net of current portion	332,754	363,519
Notes payable, net of debt discount of $4,399,034 and $5,366,869, respectively	5,642,307	4,270,233
PPP loan payable, net of current portion	205,828	-

Total Liabilities	7,054,362	5,678,540

Commitments and Contingencies	-

Stockholders’ Deficit:
Preferred stock, $0.01 par value; Authorized, 20,000,000 shares;	-	-
Series A Convertible Preferred stock, $0.01 par value; Authorized, 1,543,158 shares; none issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value; Authorized, 300,000,000,000 shares; 872,195 and 715,544 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	87	72
Additional paid in capital	108,863,599	88,511,269
Accumulated deficit	(113,742,990)	(89,842,833)

Total Stockholders’ Deficit	(4,879,304)	(1,331,492)

Total Liabilities and Stockholders’ Deficit	$2,175,058	$4,347,048

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenues	$8,000	$15,000	$41,000	$60,000

Operating expenses:
Marketing and promotion	300	150	9,120	28,281
Consulting	-	33,594	10,037	101,195
Research and development	237,410	251,036	563,562	698,917
General and administrative	3,458,977	340,485	21,756,887	1,129,218
Total operating expenses	3,696,687	625,265	22,339,606	1,957,611

Loss from operations	(3,688,687)	(610,265)	(22,298,606)	(1,897,611)

Other income (expense):
Interest expense	(495,545)	(42,611)	(1,601,551)	(1,412,462)
Loss on extinguishment of notes payable, net	-	-	-	(658,152)
Change in fair value of derivative liabilities	-	-	-	(2,141,069)
Reorganization items, net	-	(183,387)	-	597,919
Total other (income) expense	(495,545)	(225,998)	(1,601,551)	(3,613,764)

Net loss	$(4,184,232)	$(836,263)	$(23,900,157)	$(5,511,375)

Net Loss Per Share
- Basic and Diluted	$(4.99)	$(2.10)	$(30.31)	$(15.93)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	838,689	398,663	788,564	345,975

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2021	715,544	$72	$88,511,269	$(89,842,833)	$(1,331,492)

Shares issued in exchange of notes payable and accrued interest	4,852	-	213,673	-	213,673
Shares issued in cashless exercise of warrants	73,582	7	(7)	-	-
Stock-based compensation:
- restricted share units	-	-	179,098	-	179,098
- options	-	-	13,897,669	-	13,897,669
Net loss	-	-	-	(15,653,330)	(15,653,330)

Balance as of March 31, 2021	793,978	79	102,801,702	(105,496,163)	(2,694,382)

Shares issued in exchange of notes payable and accrued interest	3,217	-	103,703	-	103,703
Shares issued in cashless exercise of warrants	39,750	4	(82,135)	-	(82,131)
Stock-based compensation:
- restricted share units	-	-	1,164,135	-	1,164,135
- options	-	-	1,762,329	-	1,762,329
Net loss	-	-	-	(4,062,595)	(4,062,595)

Balance at June 30, 2021	836,945	83	105,749,734	(109,558,758)	(3,808,941)

Shares issued in cashless exercise of warrants	34,500	4	(4)	-	-
Shares issued in litigation settlement	750	-	21,000	-	21,000
Fair market value of beneficial conversion feature and warrants issued with convertible notes payable instruments	-	-	166,404	-	166,404
Stock-based compensation:
- restricted share units	-	-	1,164,135	-	1,164,135
- options	-	-	1,762,330	-	1,762,330
Net loss	-	-	-	(4,184,232)	(4,184,232)

Balance at September 30, 2021	872,195	$87	$108,863,599	$(113,742,990)	$(4,879,304)

Balance at January 1, 2020	19,463	$2	$65,793,998	$(78,570,146)	$(12,776,146)

Shares and warrants issued for cash	250	-	10,000	-	10,000
Shares issued in exchange for notes payable and accrued interest	378,950	38	2,558,894	-	2,558,932
Stock-based compensation:
- options	-	-	221,881	-	221,881
Net loss	-	-	-	(7,550,772)	(7,550,772)

Balance as of March 31, 2020	398,663	40	68,584,773	(86,120,918)	(17,536,105)

Stock-based compensation:
- options	-	-	219,264	-	219,264
Net income	-	-	-	2,875,660	2,875,660

Balance at June 30, 2020	398,663	40	68,804,037	(83,245,258)	(14,441,181)

Stock-based compensation:
- options	-	-	184,766	-	184,766
Net income	-	-	-	(836,263)	(836,263)

Balance at September 30, 2020	398,663	$40	$68,988,803	$(84,081,521)	$(15,092,678)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net Loss	$(23,900,157)	$(5,511,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,068,498	1,066,526
Accretion of interest expense	-	2,810,973
Depreciation and amortization	67,612	95,917
Stock-based compensation	19,929,696	625,911
Shares issued in settlement of litigation	21,000
Loss on extinguishment of note payables, net	-	658,152
Write-off of derivative liabilities	-	(4,375,231)
Change in fair value of derivative liabilities	-	2,141,069
Non-cash effect of right of use asset	87,033	23,902
Changes in operating assets and liabilities:
Accounts receivable	9,000	17,000
Prepaid assets and other current assets	73,451	11,759
Accounts payable	5,707	145,020
Accrued interest, expenses and other current liabilities	528,015	898,232
Lease liability	(74,749)	-

Net cash used in operating activities	(2,184,894)	(1,392,145)

Cash flows from financing activities:
Proceeds from notes payable	-	441,762
Proceeds from PPP Loan	250,000	-
Proceeds from DIP Financing	-	1,114,713
Sales of common stock and warrants for cash	-	10,000

Net cash provided by financing activities	250,000	1,566,475

Net (decrease) increase in cash and cash equivalents	(1,934,894)	174,330

Cash - beginning of period	3,064,610	1,664

Cash - end of period	$1,129,716	$175,994

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Non-cash investing and financing activities:
Shares issued in exchange for notes payable and accrued interest	$317,376	$2,558,932
Bifurcated embedded conversion options and warrants recorded as derivative liability and debt discount	$166,404	$2,377,818
Sale of warrants recorded as derivative liabilities	$-	$10,000
Accrued DIP expenses exchanged for convertible notes	$698,901	$-

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

On August 7, 2020, the Company and Auctus Fund, LLC (“Auctus”), the Company’s largest unsecured creditor and a stockholder as of the Petition Date, filed an Amended Joint Plan of Reorganization (the “Plan”) and on October 30, 2020, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan, as amended. Amendments to the Plan are reflected in the Confirmation Order. On November 16, 2020 (the “Effective Date”), the Plan became effective. See Note 5 – Notes Payable – Chapter 11 Reorganization.

On October 27, 2021, the Company effected a 1-for-4,000 reverse stock split. The Company has retroactively applied the reverse stock split made effective on October 27, 2021 to share and per share amounts on the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021 and the year ended December 31, 2020. The Company’s authorized shares of common stock and preferred stock were not affected as a result of the reverse stock split.

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

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. At September 30, 2021, the Company had an accumulated deficit of approximately $113,743,000 and working capital surplus of approximately $296,000. For the nine months ended September 30, 2021, the Company had a loss from operations of approximately $22,299,000 (of which, approximately $19,930,000 was attributable to non-cash stock-based compensation) and negative cash flows from operations of approximately $2,185,000. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2021, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily through current cash on hand received subsequent to quarter end and additional infusions of cash from equity and debt financing. On November 9, 2021, the Company received net proceeds of approximately $20,772,000 from its public offering (see Note 9 – Subsequent Events).

As a result of the above, and cash on hand of approximately $22,191,150 as of November 10, 2021, the Company believes it has sufficient cash to fund operations for the twelve months subsequent to the filing date.

Current funds noted above may not be sufficient to enable the Company to fully complete its development activities or attain profitable operations. If the Company is unable to obtain such needed additional financing on a timely basis, the Company may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations and liquidate.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial information as of and for the three and nine months ended September 30, 2021 and 2020 has been prepared in accordance with GAAP for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position at such dates and the operating results and cash flows for such periods. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2021.

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

Reorganization Items, Net

The Company incurred costs after the Petition Date associated with the reorganization, primarily unamortized debt discount and post petition professional fees. In accordance with applicable guidance, costs associated with the bankruptcy proceedings have been recorded as reorganization items, net within the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020. Reorganization items, net for the three and nine months ended September 30, 2021 were $- and for the three and nine months ended September 30, 2020 were ($183,387) and $597,919, respectively, representing cash used in operating activities.

Reorganization items, net for the three and nine months ended September 30, 2020 consisted of the following:

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements. Significant estimates include the carrying value of intangible assets, deferred tax asset and valuation allowance, estimated fair value of derivative liabilities stemming from convertible debt securities, assumptions used in management’s liquidity analysis, and assumptions used in the Black-Scholes option pricing model, such as expected volatility, risk-free interest rate, and expected divided rate.

Revenue

The Company derives all of its revenue pursuant to a license agreement between the Company and a stem cell treatment company (“SCTC”) entered into in January 2012 and amended in November 2015. Pursuant to the license agreement, the SCTC granted to the Company a license to use certain intellectual property related to, among other things, stem cell disc procedures, and the Company has granted to the SCTC a sublicense to use, and the right to sublicense to third parties the right to use, in certain locations in the United States and the Cayman Islands, certain of the licensed intellectual property. In consideration of the sublicenses, the SCTC has agreed to pay the Company royalties on a per disc procedure basis.

Practical Expedients

As part of ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company has adopted several practical expedients including:

●	Significant Financing Component – the Company does not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to the customer and when the customer pays for that good or service will be one year or less.
●	Unsatisfied Performance Obligations – for performance obligations related to contracts with a duration of less than one year, the Company has elected to apply the optional exemption provided in ASC 606 and therefore is not required to disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period.
●	Right to Invoice – the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. The Company may recognize revenue in the amount the entity has a right to invoice.

Contract Modifications

There were no contract modifications during the three and nine months ended September 30, 2021. Contract modifications are not routine in the performance of the Company’s contracts.

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of September 30, 2021 or December 31, 2020.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances, net of allowances for doubtful accounts. The Company periodically assesses its accounts receivable and other receivables for collectability on a specific identification basis. The Company provides for allowances for doubtful accounts based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. The Company did not record an allowance for doubtful accounts as of September 30, 2021 and December 31, 2020, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally 3 – 15 years. Expenditures that enhance the useful lives of assets are capitalized and depreciated. Computer equipment costs are capitalized as incurred and depreciated on a straight-line basis over a range of 3 – 5 years.

Leasehold improvements are amortized over the lesser of (i) the useful life of the asset or (ii) the remaining lease term. Maintenance and repairs are expensed as incurred. The Company capitalizes costs attributable to the betterment of property and equipment when such betterment extends the useful life of the assets. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, will be reflected in operations.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the carrying amount to the forecasted undiscounted net cash flows of the operation to which the assets relate. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down to fair value first, followed by other long-lived assets of the operation. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. During the three and nine months ended September 30, 2021 and 2020, the Company determined that there was no impairment charge for intangible assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. Definite-lived intangible assets are amortized using the straight-line method over their estimated useful life, which is determined by identifying the period over which the cash flows from the asset are expected to be generated.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $300 and $150 for the three months ended September 30, 2021 and 2020, respectively. Advertising and marketing expenses were $9,120 and $28,281 for the nine months ended September 30, 2021 and 2020, respectively. Advertising and marketing expenses are recorded in marketing and promotion on the unaudited condensed consolidated statements of operations.

Fair Value Measurements

As defined in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), fair value is the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

Level 1:	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2:	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3:	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally-developed methodologies that result in management’s best estimate of fair value.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. All vested outstanding options and warrants are considered potential common stock. The dilutive effect, if any, of stock options, warrants, and unvested restricted stock units (“RSUs”) are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, options, warrants, RSUs and convertible notes have been excluded from the Company’s computation of net loss per common share for the three and nine months ended September 30, 2021 and 2020.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended
	September 30,
	2021		2020

Options	588,048		1,217
Warrants	3,704,997		1,996
Unvested RSUs	293,479		-
Convertible notes – common stock	697,582	(1)	-
Total	5,284,121		3,213

	Nine Months Ended
	September 30,
	2021		2020

Options	588,048		1,217
Warrants	3,704,997		1,996
Unvested RSUs	293,479		-
Convertible notes – common stock	697,582	(1)	-
Total	5,284,121		3,213

(1)	As of September 30, 2021, all of the convertible notes had variable conversion prices and the shares issuable were estimated based on the market conditions. Pursuant to the note agreements, there were 12,876,004 shares of common stock reserved for future note conversions as of September 30, 2021 (see Note 9 – Subsequent Events).

Stock-based Compensation

The Company applies the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the statements of operations.

For stock options issued to employees and members of the board of directors for their services, the Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred.

Pursuant to Accounting Standards Update (“ASU”) 2018-07 Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, the Company accounts for stock options issued to non-employees for their services in accordance with ASC 718. The Company uses valuation methods and assumptions to value the stock options that are in line with the process for valuing employee stock options noted above.

Since the shares underlying the Company’s 2010 Equity Participation Plan and the 2021 Stock Incentive Plan (the “Plans”) are registered, the Company estimates the fair value of the awards granted under the Plans based on the market value of its freely tradable common stock as reported on the Nasdaq Capital Market. On February 3, 2020, the Company was advised by OTC Markets Group that, based upon the closing bid price of the Company’s common stock being less than $0.001 per share for five consecutive trading days, the Company’s common stock was moved from the OTCQB Market to the Pink Market effective at market open on February 10, 2020. The fair value of the Company’s restricted equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares. Awards granted to directors are treated on the same basis as awards granted to employees. Upon the exercise of an option or warrant, the Company issues new shares of common stock out of its authorized shares.

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

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At September 30, 2021 and December 31, 2020, the Company’s net deferred tax asset has been fully reserved.

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

The Multinomial Lattice Model and Black-Scholes option pricing model were used to estimate the fair value of the ECOs of convertible notes payable, warrants, and stock options that are classified as derivative liabilities on the unaudited condensed consolidated balance sheets. These models include subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the actual volatility during the most recent historical period of time equal to the weighted average life of the instruments.

Sequencing Policy

Under ASC 815-40-35 (“ASC 815”), the Company has adopted a sequencing policy whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuances of securities to the Company’s employees and directors, or to compensate grantees in a share-based payment arrangement, are not subject to the sequencing policy.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”)). The standard requires all leases that have a term greater than 12 months to be recognized on the balance sheet with a liability for the lease payments and a corresponding right-of-use (“ROU”) asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the ROU asset) and interest expense (for interest on the lease liability).

A lease is defined as a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration.

In accordance with ASC 842, Leases (“ASC 842”), the Company recognized an ROU asset and corresponding lease liability on its balance sheets for its office space lease agreement. See Note 8- Leases for further discussion, including the impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms used in measuring ROU assets and lease liabilities may include or exclude periods covered by options to extend or terminate a lease, respectively, if it is reasonably certain that the Company will exercise the option(s).

Leases in which the Company is the lessee are comprised of rented office space. All of the leases are classified as operating leases. The Company has a lease agreement for office space with a remaining term of 3.25 years as of September 30, 2021.

Recently Issued Accounting Standards

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40) (“ASU 2021-04”), which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity-classified after a modification or exchange. An entity should measure the effect of a modification or exchange of a freestanding equity-classified written call option that remains equity-classified after a modification or exchange as follows: i) for a modification or exchange that is a part of or directly related to a modification or exchange of an existing debt instrument or line-of-credit or revolving-debt arrangements (hereinafter, referred to as “debt” or a “debt instrument”), as the difference between the fair value of the modified or exchanged written call option and the fair value of that written call option immediately before it is modified or exchanged; ii) for all other modifications or exchanges, as the excess, if any, of the fair value of the modified or exchanged written call option over the fair value of that written call option immediately before it is modified or exchanged. The amendments in ASU 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company is currently evaluating the impact of this standard on its unaudited condensed consolidated financial statements.

All other newly issued but not yet effective accounting pronouncements have been deemed to be immaterial or not applicable to the Company.

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

Intangible assets consist of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization	Total
Balance as of January 1, 2020	$3,676	$1,301,500	$(566,012)	$739,164
Amortization expense	-	-	(74,896)	(74,896)
Balance as of December 31, 2020	3,676	1,301,500	(640,908)	664,268
Amortization expense	-	-	(55,896)	(55,896)
Balance as of September 30, 2021	$3,676	$1,301,500	$(696,804)	$608,372
Weighted average remaining amortization period at September 30, 2021 (in years)	-	8.18

Amortization of intangible assets consists of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization
Balance as of January 1, 2020	$3,312	$562,700	$566,012
Amortization expense	364	74,532	74,896
Balance as of December 31, 2020	3,676	637,232	640,908
Amortization expense	-	55,896	55,896
Balance as of September 30, 2021	$3,676	$693,128	$696,804

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of:

	September 30, 2021	December 31, 2020

Accrued payroll	$22,898	$-
Accrued research and development expenses	29,673	-
Accrued general and administrative expenses	5,781	60,661
Accrued DIP and Plan costs related to DIP Funding and Plan(1)	-	657,598
Total accrued expenses	$58,352	$718,259

(1)	Amount represents DIP and Plan costs associated with the Auctus DIP Funding and the Plan.

NOTE 5 – NOTES PAYABLE

A summary of the notes payable activity during the nine months ended September 30, 2021 is presented below:

	Convertible Notes	Other Loans	Debt Discount	Total
Outstanding, January 1, 2021	$9,637,102	$-	$(5,366,869)	$4,270,233
Issuances	715,303	250,000	(182,805)	782,498
Exchanges for equity	(311,063)	-	82,131	(228,932)
Amortization of debt discount	-	-	1,068,509	1,068,509
Outstanding, September 30, 2021	$10,041,342	$250,000	$(4,399,034)	$5,892,308

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

The material features of the Plan, as amended and confirmed by the Confirmation Order, are as follows:

i.	Treatment of the financing to the Company by Auctus of up to $7,000,000 which Auctus has provided or committed to provide consisting of the debtor-in-possession loans made to the Company by Auctus during the Chapter 11 Case (the “DIP Funding”) and additional funding as described below.

ii.	Auctus has provided $3,500,000 in funding to the Company (the “Initial Auctus Funding”) and is to provide, subject to certain conditions, additional funding to the Company, as needed, in an amount equal to $3,500,000, less the sum of the debtor-in-possession loans made to the Company by Auctus during the Chapter 11 Case (inclusive of accrued interest) (approximately $1,227,000 as of the Effective Date) and the costs incurred by Auctus as the debtor-in-possession lender (the “DIP Costs”). The DIP Costs and the additional Plan costs in the aggregate totaled $650,493, of which $500,000 and $150,493 were recorded in debt discount and accrued expenses, respectively, on the consolidated balance sheets. On September 27, 2021, these amounts were converted into secured convertible promissory notes totaling an aggregate principal amount of $715,303. In addition, four other persons and entitles (collectively, the “Other Lenders”) who held allowed general unsecured claims provided funding to the Company in the aggregate amount of approximately $348,000 (the “Other Funding” and together with the Initial Auctus Funding, the “Funding”). In consideration of the Funding, the Company has issued the following:

a.	Secured convertible notes of the Company (each, a “Secured Convertible Note”) in the principal amount equal to the Funding; the payment of the Secured Convertible Notes is secured by the grant of a security interest in substantially all of the Company’s assets; the Secured Convertible Notes have the following features:

●	Maturity date of three years following the Effective Date;
●	Interest at the rate of 7% per annum;
●	The right of the holder to convert the indebtedness into shares of common stock of the Company at a price equal to the volume weighted average price for the common stock over the five trading days immediately preceding the conversion; and
●	Mandatory conversion of all indebtedness at such time as the common stock is listed on the Nasdaq Capital Market or another senior exchange on the same terms as provided to investors in connection with a public offering undertaken in connection with such listing;

b.	Warrants (each, a “Class A Warrant”) to purchase a number of shares of common stock equal to the amount of the Funding provided divided by $2.00 (a total of 1,750,000 Class A Warrants in consideration of the Initial Auctus Funding and a total of approximately 174,250 Class A Warrants in the aggregate in consideration of the Other Funding), such Class A Warrants having an exercise price of $2.00 per share; and

c.	Warrants (each, a “Class B Warrant” and together with the Class A Warrants, the “Plan Warrants”) to purchase a number of shares of common stock equal to the Funding provided divided by $4.00 (a total of 875,000 Class B Warrants in consideration of the Initial Auctus Funding and a total of approximately 87,125 Class B Warrants in the aggregate in consideration of the Other Funding), such Class B Warrants having an exercise price of $4.00 per share.

iii.	The obligation to Auctus with respect to the DIP Funding has been exchanged for the following:

a.	A Secured Convertible Note in the principal amount of approximately $1,349,591 (110% of the DIP Funding) with a maturity date of November 16, 2023;

b.	A Class A Warrant to purchase 613,451 shares of common stock; and

c.	A Class B Warrant to purchase 306,725 shares of common stock (as to which 181,571 shares of common stock have been exercised on a net exercise basis, pursuant to the terms of the Class B Warrant, with respect to the issuance of 167,781 shares of common stock, of which 54,449 and 113,332 were issued during 2020 and 2021, respectively).

The claim arising from the secured promissory notes of the Company, dated February 20, 2020, and February 26, 2020, in the original principal amounts of $320,200 and $33,562, respectively, issued to John Desmarais (“Desmarais”) (collectively, the “Desmarais Notes”), was treated as an allowed secured claim in the aggregate amount of $490,699 and was exchanged for a Secured Convertible Note in such amount.

iv.	The claim arising from the promissory note issued in June 2016 by the Company to Desmarais in the original principal amount of $175,000 was treated as an allowed general unsecured claim in the amount of $245,192 and was satisfied and exchanged for 6,130 shares of common stock.

v.	The claim arising from the promissory note issued in June 2016 by the Company to Tuxis Trust, an entity related to Desmarais, in the original principal amount of $500,000 was treated as follows:

a.	$444,534 was treated as an allowed general unsecured claim in such amount and exchanged for 11,113 shares of common stock; and

b.	$309,301 was treated as an allowed secured claim in such amount and exchanged for a Secured Convertible Note in such amount with a maturity date of November 16, 2023.

vi.	Holders of allowed general unsecured claims (other than Auctus and the Other Lenders) received an aggregate of 262,432 shares of common stock where were valued at the fair market value of the stock at issuance date of $14,381,259 with an associated loss of $3,883,991 recognized in Reorganization Items, net on the accompanying consolidated statement of operations in exchange for approximately $10,497,268 outstanding accounts payable and convertible debt (including accrued interest), with such shares being subject to a leak-out restriction prohibiting each holder from selling, without consent of the Company, more than 33% of its shares during each of the three initial 30 day periods following the Effective Date.

vii.	Auctus and the Other Lenders have been issued, in respect of their allowed general unsecured claims ($3,261,819 in the case of Auctus and an aggregate of approximately $382,400 in the case of the Other Lenders), a convertible promissory note of the Company (each, an “Unsecured Convertible Note”) in the allowed amount of the claim, which Unsecured Convertible Notes have the following material features:

a.	Maturity date of three years from the Effective Date;

b.	Interest at the rate of 5% per annum;

c.	The right of the holder to convert the indebtedness into shares of common stock at a price equal to the volume weighted average for the common stock over the five trading days immediately preceding the conversion;

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

The Company recorded $152,499 and $- of interest expense related to notes payable and convertible note payable for the three months ended September 30, 2021 and 2020, respectively. The Company recorded $438,913 and $368,810 of interest expense related to notes payable and convertible note payable for the nine months ended September 30, 2021 and 2020, respectively (see Note 9 – Subsequent Events).

Convertible Notes

Conversions, Exchanges and Other

During the nine months ended September 30, 2021, certain lenders converted unsecured convertible notes with an aggregate amount of $317,894 (including $6,314 of accrued interest) for an aggregate of 8,069 shares of the Company’s common stock at a conversion price of $40 per share.

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

Pursuant to the Plan, the obligation to Auctus with respect to the DIP Funding has been exchanged for two Secured Convertible Notes (see Note 5 – Notes Payable – Chapter 11 Reorganization) for an aggregate principal amount of $1,349,591 which bear interest at 7% per annum with a maturity date of November 16, 2023. In connection with the Secured Convertible Notes, Auctus received warrants to purchase an aggregate of 920,176 shares of Company’s common stock with exercise prices ranging between $2.00 and $4.00 per share.

On September 27, 2021, pursuant to the Plan, for 110% of the DIP Costs, the Company issued to Auctus secured two convertible promissory notes in the aggregate principal amount of $183,043, with a maturity date of November 16, 2023. The notes bear interest at 7% per annum which is payable on maturity. Amounts due under the notes may be converted into shares of the Company’s common stock, at $0.0001 par value, at a conversion price equal to the average five daily volume weighted average price on the latest day prior to the conversion date. In connection with the notes, the Company granted to Auctus Class A Warrants to purchase up to 83,201 shares of the Company’s common stock at an exercise price of $2.00 per share. The Class A Warrants expire on November 16, 2025. In addition, in connection with the notes, the Company granted to Auctus Class B Warrants to purchase up to 41,601 shares of the Company’s common stock at an exercise price of $4.00 per share. The Class B Warrants expire on November 16, 2025. The warrants had an aggregate grant date fair value of $152,300 which was recorded as a debt discount and is being amortized over the term of the note. In addition, the note contains a beneficial conversion feature with a relative fair value of $14,103 which was recorded as a debt discount and is being amortized over the term of the note. As of September 30, 2021, $183,043 was outstanding.

On September 27, 2021, pursuant to the Plan, for 110% of the Plan Costs, the Company issued to Auctus a secured convertible promissory note in the principal amount of $532,499, with a maturity date of November 16, 2023. The note bears interest at 7% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, at $0.0001 par value, at a conversion price equal to the average five daily volume weighted average price on the latest day prior to the conversion date. As of September 30, 2021, $532,499 was outstanding.

Interest expense for the five Secured Convertible Notes was $24,214 and $71,062 for the three and nine months ended September 30, 2021, respectively. Interest expense during the three and nine months ended September 30, 2020 was $6,769.

Public Offering Exchange

Subsequent to September 30, 2021, in connection with the public offering, see Note 9 – Subsequent Events, all of the above outstanding convertible notes, associated accrued interest and warrants held by Auctus, as well as outstanding convertible notes in the aggregate principal amount of $1,219,945, associated accrued interest and warrants for the purchase of an aggregate of 236,411 shares of common stock, were exchanged for an aggregate amount of 1,856,938 units of common stock and warrants (of the type issued pursuant to the Company’s public offering) (except that Auctus received shares of Series A preferred stock in lieu of common stock with regard to a portion of the exchanged amount, as described in Note 9 – Subsequent Events), ultimately resulting in approximately 1,543,000 newly issued shares of Series A Convertible Preferred Stock, approximately 314,000 shares of common stock and approximately 1,857,000 warrants being issued (see Note 9 – Subsequent Events).

Other Loans

On March 14, 2021, under the U.S. Small Business Administration’s Paycheck Protection Program, the Company entered into a note payable with a financial institution for $250,000 at an interest rate of 1% per annum and a maturity date of March 14, 2026. Pursuant to the note, principal and interest payments are deferred for ten months. At that time the Company may apply for loan forgiveness. If the Company does not apply for loan forgiveness, or if the loan forgiveness is denied, the Company will be required to make monthly payments of $5,100 starting on January 14, 2022. As of September 30, 2021, the Company has not applied for loan forgiveness. All remaining unpaid principal and interest is due and payable at the maturity date. At September 30, 2021, $250,000 was outstanding.

Future minimum payments under the above notes payable following the nine months ended September 30, 2021 are as follows:

Remainder of 2021	$-
2022	58,970
2023	10,100,903
2024	60,161
Thereafter	71,307
Total future minimum payments	10,291,351
Less: discount	(4,399,034)
5,892,307
Less: current	(44,172)
$5,848,135

NOTE 6 – STOCKHOLDERS’ DEFICIT

Series A Preferred

Subsequent to September 30, 2021, concurrent with the Company’s public offering, see Note 9 – Subsequent Events, the Company’s Board of Directors adopted a resolution allowing for the authorization of and issuance of 1,543,458 shares of the Company’s Preferred Stock, $.01 par value per share, designated as Series A Preferred Stock (“Series A”).

Dividends

Series A holders shall be entitled to receive, when and as declared by the Board of Directors, dividends on a pari passu basis with the holders of the shares of the Company’s common stock based upon the number of shares of common stock into which the Series A is then convertible.

Voting Rights

Series A holders shall be entitled to vote on all matter presented to the stockholders of the Company and shall be entitled to such number of votes that equal the number of shares of common stock that each share of Series A held may be converted into; provided, however, that in no event shall a Series A holder be entitled to vote more than 4.99% of the then outstanding shares of common stock.

Conversion

Optional Conversion - Each share of Series A shall be convertible, at any time, at the option of the Series A holder, into one share of common stock; provided, however, that in no event shall a Series A holder be entitled to convert any shares of Series A to the extent that such conversion would result in beneficial ownership by the Series A holder of more than 4.99% of the outstanding shares of common stock.

Automatic Conversion – In the event that an event occurs which has the effect of reducing a Series A holder’s beneficial ownership of shares of common stock to less than 4.5% of the then publicly disclosed outstanding shares of common stock, then within five business days thereafter, the Series A holder shall provide notice to the Company to such effect. Such notice shall have the effect of a notice of conversion such that the Series A holder’s post-conversion ownership of common stock will be 4.99% of the then publicly disclosed outstanding shares of common stock.

Stock Incentive Plan

On March 18, 2021, the Company’s Board of Directors adopted the BioRestorative Therapies, Inc. 2021 Stock Incentive Plan (the “2021 Plan”). Pursuant to the 2021 Plan, a total of 1,175,000 shares of common stock are authorized to be issued pursuant to the grant of stock options, restricted stock units, restricted stock, stock appreciation rights and other incentive awards.

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

Warrant Activity Summary

In applying the Black-Scholes option pricing model to warrants granted or issued, the Company used the following assumptions:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Risk free interest rate	0.98%	1.63%
Contractual term (years)	4.10	5.00
Expected volatility	314%	202%

The weighted average estimated fair value of warrants granted during the nine months ended September 30, 2021 and 2020 was $14.40 and $40 per share, respectively.

During the nine months ended September 30, 2021, the Company issued an aggregate of 147,832 shares of the Company’ common stock, as a result of the cashless exercise of 170,495 warrants to Auctus.

A summary of the warrant activity during the nine months ended September 30, 2021, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, January 1, 2021	3,750,597	$4.40	4.9	$95,965,883
Granted	125,031	2.80
Exercised	(170,473)	4.00
Expired	(158)	10,560.00
Outstanding, September 30, 2021	3,704,997	$4.00	4.1	$44,239,960

Exercisable, September 30, 2021	3,704,997	$4.00	4.1	$44,239,960

The following table presents information related to stock warrants at September 30, 2021:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$0.00 - $60	3,703,246	4.2	3,703,246
$800 - $7,960	1,450	2.8	1,450
$4,000 - $7,960	55	2.4	55
$8,000 - $11,960	19	2.1	19
$12,000 - $15,960	18	1.8	18
$16,000 - $19,960	202	0.6	202
$20,000 - $23,960	7	0.2	7
	3,704,997	4.2	3,704,997

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

For the Nine Months Ended
September 30,
2021
Risk free interest rate	1.71%
Expected term (years)	5.50
Expected volatility	228%
Expected dividends	0.00%

The Company granted options for the purchase of 586,959 shares of common stock during the nine months ended September 30, 2021.

The Company did not issue stock options during the nine months ended September 30, 2020.

The grant date fair value of options issued during the nine months ended September 30, 2021 was $27,736,052.

A summary of the option activity during the nine months ended September 30, 2021 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2021	1,215	$3,920.00	6.2	-
Granted	586,959	47.60
Forfeited	(126)	3,000.00
Outstanding, September 30, 2021	588,048	$55.60	9.2	$-

Exercisable, September 30, 2021	294,658	$61.59	9.2	$-

The following table presents information related to stock options at September 30, 2021:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.00 - $48	586,959	9.5	293,605
$1,040 - $2,960	44	7.9	44
$3,000 - $3,960	1,026	5.2	990
$4,000 - $23,960	1	2.7	1
$24,000 - $79,960	9	2.3	9
$80,000 - $120,000	9	0.5	9
	588,048	9.4	294,658

On March 18, 2021, the Company, pursuant to two employment agreements, granted to its Chief Executive Officer and Chairman of the Board and its Vice President, Research and Development options to purchase an aggregate of 586,959 shares of the Company’s common stock (see Note 7 – Commitments and Contingencies). The options have an exercise price of $47.60 per share and vest to the extent of 50% on the date of grant, 25% on the one-year anniversary of the grant date and 25% on the two-year anniversary of the grant date. Subsequent to September 30, 2021, the Company reduced the exercise price of these options from $47.60 per share to $13.50 per share and revised the vesting period (see Note 9 – Subsequent Events).

Restricted Stock Units

Pursuant to the 2021 Plan, the Company grants RSUs to employees, consultants or non-employee directors (“Eligible Individuals”). The number, terms and conditions of the RSUs that are granted to Eligible Individuals are determined on an individual basis by the plan administrator. On the distribution date, the Company shall issue to the Eligible Individual one unrestricted, fully transferable share of the Company’s common stock (or the fair market value of one such share in cash) for each vested and nonforfeitable RSU.

On March 18, 2021, the Company, pursuant to two employment agreements, granted an aggregate of 293,479 RSUs to its Chief Executive Officer and Chairman of the Board and its Vice President, Research and Development (see Note 7 – Commitments and Contingencies) with a fair value of $47.60 per share. The RSUs vest to the extent of one-third on the one-year anniversary of the grant date, one-third on the two-year anniversary of the grant date, and one-third on the three-year anniversary of the grant date.

A summary of our unvested RSUs as of September 30, 2021, is as follows:

Number of
Shares
Outstanding, January 1, 2021	-
Granted	293,479
Forfeited	-
Vested	-
Outstanding, September 30, 2021	293,479

The following table presents information related to stock compensation expense:

	For the Three Months Ended		For the Nine Months Ended		Unrecognized at	Weighted Average Remaining Amortization
	September 30,		September 30,		September 30,	Period
	2021	2020	2021	2020	2021	(Years)
Consulting	$-	$33,594	$-	$67,178	$-	-
Research and development	24,305	32,669	73,730	121,007	7,749	0.1
General and administrative	2,902,160	118,503	19,855,966	252,960	21,864,782	2.1
	$2,926,465	$184,766	$19,929,696	$441,145	$21,872,531	2.1

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

On March 11, 2020, the Court ordered that the Company (i) convene and hold a special meeting, by no later than March 18, 2020, of the Board of Directors of the Company (the “Board”), for approval of certain changes to the shares of the Company, as set forth below; (ii) approve a reverse split and/or a stock consolidation, solely of the Company’s outstanding shares, at a ratio of 1,000 to 1, (iii) approve of the continuation of the Company’s then total authorized shares of common stock at 2,000,000,000 shares; and (iv) to call a special meeting of stockholders of the Company, within ten days of the special meeting of the Board and by not later than March 25, 2020, to approve the foregoing. On March 18, 2020, the Board considered the matter, and, based upon the Court order, determined to approve the foregoing items, including the 1,000 to 1 reverse split, subject to the Company having available funds to effectuate such items. As discussed above in Note 5 – Notes Payable – Chapter 11 Reorganization, on March 20, 2020, the Company filed a petition commencing its Chapter 11 Case. As of the date of this report, the Company has not effected the 1,000 to 1 reverse split; however, on October 27, 2021, the Company effected a 1-for-4,000 reverse split of its common stock.

The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Appointment or Departure of Directors and Certain Officers

On March 18, 2021, the Company and Lance Alstodt, its President, Chief Executive Officer and Chairman of the Board, entered into an employment agreement (the “Alstodt Employment Agreement”) which provides for a term ending on March 18, 2026. Pursuant to the Alstodt Employment Agreement, Mr. Alstodt is entitled to receive initially an annual salary of $250,000. Mr. Alstodt’s annual salary will increase by $50,000 per year. In addition, in the event certain performance goals are met, Mr. Alstodt’s salary will increase by $150,000. The Alstodt Employment Agreement also provides for the grant to Mr. Alstodt pursuant to the 2021 Plan of (i) a ten year option for the purchase of 293,479 shares of common stock of the Company and (ii) 146,740 RSUs of the Company (see Note 6 – Stockholders’ Deficit) for additional information. Subsequent to September 30, 2021, the Company reduced the exercise price of these options from $47.60 per share to $13.50 per share and revised the vesting period (see Note 9 – Subsequent Events).

On March 18, 2021, the Company and Francisco Silva, its Vice President, Research and Development, entered into an employment agreement (the “Silva Employment Agreement”) which provides for a term ending on March 18, 2026. Pursuant to the Silva Employment Agreement, Mr. Silva is entitled to receive initially an annual salary of $225,000. Mr. Silva’s annual salary will increase by $50,000 per year. In addition, in the event certain performance goals are met, Mr. Silva’s salary will increase by $150,000. The Silva Employment Agreement also provides for the grant to Mr. Silva pursuant to the 2021 Plan of (i) a ten year option for the purchase of 293,479 shares of common stock of the Company and (ii) 146,740 RSUs of the Company (see Note 6 – Stockholders’ Deficit) for additional information. Subsequent to September 30, 2021, the Company reduced the exercise price of these options from $47.60 per share to $13.50 per share and revised the vesting period (see Note 9 – Subsequent Events).

Conversion of Convertible Notes

During the year ended December 31, 2020, and prior to the Petition Date, certain lenders requested to exchange a portion of their outstanding convertible note principal and accrued interest for shares of the Company’s common stock. As of the Petition Date these shares had yet to be issued to the lenders; however, the shares of the Company’s common stock issued for unsecured claims as part of the Plan to the certain lenders represented the aggregate unsecured claims less the principal and accrued interest that was represented in the unaffected exchanges. The Company believes that there may be a potential contingency related to the non-issued shares that would be settled in shares of the Company’s common stock and not monetary compensation.

On June 24, 2021, the Company entered into a Settlement Agreement with one of the abovementioned lenders whereby the Company agreed to issue 750 shares of the Company’s common stock in lieu of cash for an additional $30,000 of approved unsecured claims related to the Plan. On July 16, 2021, the Company issued the 750 shares with a fair value of $28 per share.

Note 8 - LEASES

With the adoption of ASC 842, operating lease agreements are required to be recognized on the balance sheet as ROU assets and corresponding lease liabilities.

The Company is a party to a lease for 6,800 square feet of space located in Melville, New York (the “Melville Lease”) with respect to its corporate and laboratory operations. The Melville Lease was scheduled to expire in March 2020 (subject to extension at the option of the Company for a period of five years) and provided for an annual base rental during the initial term ranging between $132,600 and $149,260. In June 2019, the Company exercised its option to extend the Melville Lease and entered into a lease amendment with the lessor whereby the five-year extension term commenced on January 1, 2020, with annual base rent ranging between $153,748 and $173,060.

When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at August 1, 2019. The weighted average incremental borrowing rate applied was 12%.

The following table presents net lease cost and other supplemental lease information:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Lease cost
Operating lease cost (cost resulting from lease payments)	$118,779	$115,311
Net lease cost	$118,779	$115,311

Operating lease – operating cash flows (fixed payments)	$118,779	$115,311
Operating lease – operating cash flows (liability reduction)	$74,749	$63,132
Non-current leases – right of use assets	$386,816	$502,861
Current liabilities – operating lease liabilities	$114,387	$97,081
Non-current liabilities – operating lease liabilities	$332,755	$447,142

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases as of September 30, 2021:

Fiscal Year	Operating Leases
Remainder of 2021	$39,593
2022	163,132
2023	168,028
2024	173,060
Total future minimum lease payments	543,813
Amount representing interest	(96,671)
Present value of net future minimum lease payments	$447,142

NOTE 9 – SUBSEQUENT EVENTS

Appointment of Certain Officers and Election of Directors

Effective November 4, 2021, the Company appointed Robert E. Kristal as its Chief Financial Officer. Concurrently with his appointment, Mr. Kristal was granted an option to purchase 10,490 shares of the Company’s common stock at an exercise price of $13.50 per share. Such option is exercisable for a ten year period and vests on a quarterly basis over a two year period commencing upon the date of grant.

Effective November 4, 2021, Patrick F. Williams was elected a director of the Company. Mr. Williams was appointed to the Audit Committee (Chair), Compensation Committee, and Nominating Committee of the Board of Directors of the Company. Concurrently with his election, Mr. Williams was granted an option for the purchase of 10,490 shares of the Company’s common stock at an exercise price of $13.50 per share. Such option is exercisable for a ten year period and vests on a quarterly basis over a two year period commencing upon the date of grant.

Effective November 4, 2021, David Rosa was elected a director of the Company. Mr. Rosa was appointed to the Nominating Committee (Chair), Compensation Committee, and Audit Committee of the Board of Directors of the Company. Concurrently with his election, Mr. Rosa was granted an option for the purchase of 10,490 shares of the Company’s common stock at an exercise price of $13.50 per share. Such option is exercisable for a ten year period and vests on a quarterly basis over a two year period commencing upon the date of grant.

Option Grants

On November 4, 2021, the Company granted options to purchase an aggregate of 140,824 shares of its common stock, including the options to purchase 10,490 shares each granted to Mr. Kristal, Mr. Williams, and Mr. Rosa, as noted above, to its officers and directors at an exercise price of $13.50 per share. Included within the 140,824 share option grants were grants to each of Mr. Alstodt and Mr. Silva for the purchase of 42,059 shares of common stock and to Dr. Nickolay Kukekov, a director of the Company, for the purchase of 25,236 shares of common stock. The option grants to Mr. Alstodt, Mr. Silva, and Dr. Kukekov have a ten year term and an exercise price of $13.50 per share. Such options are exercisable to the extent of 50% on the date of grant and 50% quarterly over a period of two years commencing one year from the date of grant. In addition, on November 4, 2021, the Company reduced the exercise price of options held by Mr. Alstodt and Mr. Silva, each for the purchase of 293,479 shares of the Company’s common stock, from $47.60 per share to $13.50 per share and revised the vesting period.

On November 4, 2021, the Company granted options to purchase an aggregate of 110,767 shares of the Company’s common stock to members of its Scientific Advisory Board and various employees and consultants at an exercise price of $13.50 per share.

Exchange Agreements

During October 2021, the Company entered into an Exchange Agreement (the “Auctus Agreement”) with Auctus to exchange outstanding convertible promissory notes in the aggregate principal amount of $8,826,952, $596,446 in accrued interest, and outstanding warrants for the purchase of an aggregate of 3,441,586 shares of the Company’s common stock for units of common stock and warrants that were issued by the Company in its underwritten public offering (the “Public Offering”), except that, to the extent the issuance of common stock pursuant to the Auctus Agreement would result in Auctus being the beneficial owner of more than 4.99% of the Company’s outstanding common stock, the Company will instead issue to Auctus shares of Series A preferred stock. On November 9, 2021, in connection with the Public Offering, the Company issued to Auctus 133,422 shares of the Company’s common stock, 1,543,158 shares of Series A preferred stock, and warrants for the purchase of 1,676,580 shares of common stock.

In addition, during October 2021, the Company entered into Exchange Agreements with four other holders of convertible promissory notes and warrants (collectively, the “Other Holders”) with regard to the exchange by the Other Holders of outstanding convertible promissory notes in the aggregate principal amount of $419,945, $25,115 in accrued interest, and warrants to purchase of an aggregate of 236,411 shares of the Company’s common stock for the units that are issued in the Public Offering. On November 9, 2021, in connection with the Public Offering, the Company issued the Other Holders an aggregate of 94,942 shares of the Company’s common stock and warrants for the purchase of an aggregate of 94,942 shares of common stock.

Effective November 9, 2021, pursuant to the terms of their convertible notes, the Company issued to two noteholders an aggregate of 85,416 shares of common stock, with a fair value of $10.00 per share, and warrants for the purchase of an aggregate of 85,416 shares of common stock, upon the conversion of an aggregate principal and accrued interest amount of $800,000 and $54,159, respectively, upon the Company’s listing on the Nasdaq Capital Market.

Exercise of Warrants

During October 2021, the Company received an exercise notice to issue an aggregate of 22,917 shares of common stock to a warrant holder, with a fair value of $240 per share, pursuant to a warrant associated with the Plan. As of the date of this report the shares have yet to be issued.

Reverse Stock Split

On October 27, 2021, the Company effected a 1-for-4,000 reverse stock split. The Company has retroactively applied the reverse stock split, including the rounding up of 6,858 fractional shares, effective on October 27, 2021 to share and per share amounts on the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021 and the year ended December 31, 2020. The Company’s authorized shares of common stock and preferred stock were not affected as a result of the reverse stock split.

Public Offering

On November 9, 2021, the Company completed a public offering of units, each consisting of one share of common stock and a warrant for the purchase of one share of common stock. Pursuant to the public offering, the Company issued and sold 2,300,000 units at a public offering price of $10.00 per unit, and, pursuant to the exercise of an option granted to the underwriters, warrants for the purchase of 345,000 shares of common stock at a public offering price of $0.01 per warrant, less underwriting discounts and commissions. The Company received net proceeds of approximately $20,772,000 from the public offering, after deducting underwriting discounts and commissions of $1,610,000 and estimated offering costs of $600,000.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time, except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us” and “our” refer to BioRestorative Therapies, Inc., a Delaware corporation (“BRT”), and its wholly-owned subsidiary, Stem Pearls, LLC, a New York limited liability company (“Stem Pearls”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

On August 7, 2020, the Company and Auctus Fund, LLC (“Auctus”), the Company’s largest unsecured creditor and a stockholder as of the Petition Date, filed an Amended Joint Plan of Reorganization (the “Plan”) and on October 30, 2020, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan as amended. Amendments to the Plan are reflected in the Confirmation Order. On November 16, 2020 (the “Effective Date”), the Plan became effective. See Note 5 – Notes Payable in Part I, Item I of this report for additional information.

Business Overview

We develop therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult (non-embryonic) stem cells. We are currently pursuing our Disc/Spine Program with our initial investigational therapeutic product being called BRTX-100. We submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial investigating the use of BRTX-100, our lead cell therapy candidate, in the treatment of chronic lower back pain arising from degenerative disc disease. We have received such authorization from the FDA. We intend to commence such clinical trial during 2022 (assuming the receipt of necessary funding). We have obtained a license to use technology for investigational adult stem cell treatment of disc and spine conditions, including protruding and bulging lumbar discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the leg and foot. We are also developing our ThermoStem Program. This pre-clinical program involves the use of brown adipose (fat) in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies. United States patents related to the ThermoStem Program were issued in September 2015, January 2019, March 2020, March 2021 and July 2021; Australian patents related to the ThermoStem Program were issued in April 2017, June and October 2019, and August 2021; Japanese patents related to the ThermoStem Program were issued in December 2017 and June 2021; Israeli patents related to the ThermoStem Program were issued in October 2019 and May 2020; and European patents related to the ThermoStem Program were issued in April 2020 and January 2021.

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

On October 27, 2021, we effected a 1-for-4,000 reverse stock split. We have retroactively applied the reverse stock split made effective on October 27, 2021 to share and per share amounts on the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021 and the year ended December 31, 2020. Our authorized shares of common stock and preferred stock were not affected as a result of the reverse stock split.

Revenue

We derived all of our revenue pursuant to a license agreement with the SCTC entered into in January 2012, as amended in November 2015. Pursuant to the license agreement, the SCTC granted to us a license to use certain intellectual property related to, among other things, stem cell disc procedures and we have granted to the SCTC a sublicense to use, and the right to sublicense to third parties the right to use, in certain locations in the United States and the Cayman Islands, certain of the licensed intellectual property. In consideration of the sublicenses, the SCTC has agreed to pay us royalties on a per disc procedure basis.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

Our financial results for the three months ended September 30, 2021 are summarized as follows in comparison to the three months ended September 30, 2020:

	For The Three Months Ended
	September 30,
	2021	2020
Revenues	$8,000	$15,000

Operating Expenses:
Marketing and promotion	300	150
Consulting	-	33,594
Research and development	237,410	251,036
General and administrative	3,458,977	340,485
Total Operating Expenses	3,696,687	625,265
Loss From Operations	(3,688,687)	(610,265)

Other Expense:
Interest expense	(495,545)	(42,611)
Reorganization items, net	-	(183,387)
Total Other Expense	(495,545)	(225,998)
Net Loss	$(4,184,232)	$(836,263)

Revenues

For the three months ended September 30, 2021 and 2020, we generated $8,000 and $15,000, respectively, of royalty revenue in connection with our sublicense agreement.

Marketing and Promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the three months ended September 30, 2021 and 2020, marketing and promotion expenses remained consistent.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended September 30, 2021, consulting expenses decreased by $33,594, or 100%, from $33,594 to $0, as compared to the three months ended September 30, 2020. The decrease is primarily due to our reduced usage of consultants as we continue to emerge from our Chapter 11 reorganization.

Research and Development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended September 30, 2021, research and development expenses decreased by $13,626, or 5%, from $251,036 to $237,410, as compared to the three months ended September 30, 2020. The decrease is primarily due to a small decrease in stock compensation expense attributable to research and development.

We expect that our research and development expenses will increase with the recommencement of our research and development initiatives during the quarter ended December 31, 2021 and subsequent fiscal periods.

General and Administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of our Vice President of Research and Development and our laboratory staff), as well as corporate expenses such as legal and professional fees, investor relations and occupancy-related expenses. For the three months ended September 30, 2021, general and administrative expenses increased by $3,118,492, or 916%, from $340,485 to $3,458,977, as compared to the three months ended September 30, 2020. The increase is primarily due to an increase of approximately $2,800,000 in stock-based compensation resulting from the issuances of 586,959 stock options and 293,479 RSUs.

We expect that our general and administrative expenses will further increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the three months ended September 30, 2021, interest expense increased $452,934, or 1,063%, as compared to the three months ended September 30, 2020. The increase was due to the increase in both interest and amortization of debt discount on outstanding notes payable as a result of our restructuring under our Chapter 11 reorganization.

Reorganization items, net

Reorganization items, net consists primarily of costs associated the post-petition Chapter 11 bankruptcy. For the three months ended September 30, 2021, we did not record reorganization items, net as compared to reorganization items, net of ($183,387) for the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

Our financial results for the nine months ended September 30, 2021 are summarized as follows in comparison to the nine months ended September 30, 2020:

	For The Nine Months Ended
	September 30,
	2021	2020
Revenues	$41,000	$60,000

Operating Expenses:
Marketing and promotion	9,120	28,131
Consulting	10,037	101,195
Research and development	563,562	698,917
General and administrative	21,756,887	1,129,218
Total Operating Expenses	22,339,606	1,957,611
Loss From Operations	(22,298,606)	(1,897,611)

Other Income (Expense):
Interest expense	(1,601,551)	(412,462)
Loss on extinguishment of notes payable, net	-	(658,152)
Change in fair value of derivative liabilities	-	(2,141,069)
Reorganization items, net	-	597,919
Total Other Expense	(1,601,551)	(3,613,764)
Net Loss	$(23,900,157)	$(5,511,375)

Revenues

For the nine months ended September 30, 2021 and 2020, we generated $41,000 and $60,000, respectively, of royalty revenue in connection with our sublicense agreement.

Marketing and Promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the nine months ended September 30, 2021, marketing and promotion expenses decreased by $19,011, or 68%, from $28,131 to $9,120, as compared to the nine months ended September 30, 2020. The decrease is primarily due to our reduced marketing plan as we continue to emerge from our Chapter 11 reorganization.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the nine months ended September 30, 2021, consulting expenses decreased by $91,158, or 90%, from $101,195 to $10,037, as compared to the nine months ended September 30, 2020. The decrease is primarily due to our reduced usage of consultants as we continue to emerge from our Chapter 11 reorganization.

Research and Development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the nine months ended September 30, 2021, research and development expenses decreased by $135,355, or 19%, from $698,917 to $563,562, as compared to the nine months ended September 30, 2020. The decrease is primarily due to the decrease in stock compensation allocated to our research and development activities.

We expect that our research and development expenses will increase with the recommencement of our research and development initiatives during the year ending December 31, 2021.

General and Administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of our Vice President of Research and Development and our laboratory staff), as well as corporate expenses such as legal and professional fees, investor relations and occupancy related expenses. For the nine months ended September 30, 2021, general and administrative expenses increased by $20,627,669, or 1,827%, from $1,129,218 to $21,765,887, as compared to the nine months ended September 30, 2020. The increase is primarily due to an increase of approximately $19,500,000 in stock-based compensation resulting from the issuances of 586,959 stock options and 293,479 RSUs.

We expect that our general and administrative expenses will further increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the nine months ended September 30, 2021, interest expense increased $189,089, or 13%, as compared to the nine months ended September 30, 2020. The increase was due to the increase in both interest and amortization of debt discount on outstanding notes payable as a result of our restructuring under our Chapter 11 reorganization.

Loss on extinguishment of notes payable, net

For the nine months ended September 30, 2021, we did not record a gain (loss) on extinguishment of notes payable, as compared to a loss on extinguishment of notes payable of $658,152 for the nine months ended September 30, 2020.

Change in fair value of derivative liabilities

For the nine months ended September 30, 2021, we did not record a gain (loss) related to the change in fair value of derivative liabilities, as compared to a loss related to the change in fair value of derivative liabilities of $2,141,069 for the nine months ended September 30, 2020.

Reorganization items, net

Reorganization items, net consists primarily of costs associated the post-petition Chapter 11 bankruptcy. For the nine months ended September 30, 2021, we did not record reorganization items, net as compared to reorganization items, net of $597,919 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	September 30,	December 31,
	2021	2020

Cash	$1,129,716	$3,064,610

Working Capital	$296,200	$2,142,229

Notes Payable (Gross)	$10,041,342	$9,637,102

Availability of Additional Funds

Based upon our accumulated deficit and stockholders’ deficit of $113,742,990 and $4,879,304, respectively, as of September 30, 2021, along with our forecast for continued operating losses and our need for financing to fund our contemplated clinical trials, as of such date, we required additional equity and/or debt financing to continue our operations.

As of September 30, 2021, our outstanding debt of $10,041,342, together with interest at a rate of between 5% and 7% per annum, has a maturity date of November 16, 2023, except for the PPP loan.

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

On November 9, 2021, we completed a public offering of units, each consisting of one share of common stock and a warrant for the purchase of one share of common stock. Pursuant to the public offering, we issued and sold 2,300,000 units at a publc offering price of $10.00 per unit and, pursuant to the exercise of an option granted to the underwriters, warrants for the purchase of 345,000 shares of common stock at a public offering price of $0.01 per warrant, less underwriting discounts and commissions.

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

The following events have mitigated the above factors with regards to our ability to continue as a going concern: (i) on November 9, 2021, we received net proceeds of approximately $20,772,000 from our public offering, and (ii) in connection with the public offering, we exchanged all of our outstanding convertible debt to shares of common stock, Series A preferred stock, and warrants. As a result of the above, we have sufficient cash to fund operations for the twelve months subsequent to the filing date.

Cash Flows

During the nine months ended September 30, 2021 and 2020, our sources and uses of cash were as follows:

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(2,184,894)	$(1,392,145)
Net cash provided by financing activities	250,000	1,566,475
Increase (decrease) in cash	$(1,934,894)	$174,330

Operating Activities

Net cash used in operating activities was $2,184,894 for the nine months ended September 30, 2021, primarily due to the net loss of $23,900,157 which was primarily offset by non-cash expenses of $21,182,776 related primarily to amortization of debt discount and stock-based compensation and $541,414 of cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accrued interest and accounts payable, decreases in accounts receivable and prepaid and other current assets, all partially offset by a decrease in lease liability. Net cash used in operating activities was $1,392,145 for the nine months ended September 30, 2020, primarily due to the net loss of $5,511,375, which was partially offset by non-cash expenses of $3,047,219 related to amortization of debt discount, accretion of interest expense, stock-based compensation, change in fair value of derivative liabilities, and loss on extinguishment of notes payable and $1,072,011 of cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable, accrued interest, expenses and other current liabilities and decreases in accounts receivable, prepaid expenses and other current assets.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $250,000, which was due to $250,000 of net proceeds from a loan received under the U.S. Small Business Administration’s Paycheck Protection Program. Net cash provided by financing activities for the nine months ended September 30, 2020, was $1,566,475, which was primarily due to $1,114,713 of proceeds from the DIP financing and $441,762 of net proceeds from debt financings.

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

Significant Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements included herein for the quarter ended September 30, 2021, and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on April 30, 2021.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our unaudited condensed consolidated financial statements herein for the quarter ended September 30, 2021.

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

Under the supervision and with the participation of our management, including our principal executive officer, who is also our principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of September 30, 2021. Management has not completed such evaluation and, as such, has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer, who is also our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of September 30, 2021 were not effective.

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2021 was not effective.

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

Changes in Internal Control Over Financial Reporting

Other than described above there have been no changes in our internal control over financial reporting that occurred during our third quarter of 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the three months ended September 30, 2021, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as transactions by an issuer not involving any public offering or Section 1145 of the Bankruptcy Code as a security exchanged by an issuer for a claim against the issuer in a bankruptcy plan of reorganization. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2020, Quarterly Report on Form 10-Q for the periods ended March 31, 2021 and June 30, 2021, and Current Reports on Form 8-K filed with the Securities and Exchange Commission, press releases made by us and information contained in filings with the bankruptcy court), and we were available to answer questions by prospective investors. We reasonably believe that each of the investors is an accredited investor.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price	Term (Years)	Purchaser(s)		Consideration(1)
7/16/2021	750	-	-	-		(2)	$21,000	(3)
9/27/2021	34,500	-	-	-		(2)	$489,900	(4)

(1)	The value of the non-cash consideration was estimated to be the fair value of our restricted common stock. Since our shares are thinly traded in the open market, the fair value of our equity instruments was estimated by management based on observations of the cash sale prices of both restricted shares and freely tradeable shares.
(2)	Accredited investor.
(3)	Issued as part of litigation settlement.
(4)	Issued on a cashless net exercise basis pursuant to the exercise of warrants.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Certificate of Incorporation, as amended	8-K	3.2	10/26/2021
3.2	Certificate of Designations of Preferred Stock (Series A)	8-K	3.1	11/15/2021
3.3	Bylaws	8-K	3.4	12/23/2014
31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIORESTORATIVE THERAPIES, INC.

By:	/s/ Lance Alstodt
Lance Alstodt
Chief Executive Officer, President, and Chairman of the Board
(Principal Executive Officer)
Date: November 15, 2021

By:	/s/ Robert E. Kristal
Robert E. Kristal
Chief Financial Officer
(Principal Financial Officer)
Date: November 15, 2021

