Form 10-K
period 2021-12-31
BioRestorative Therapies, Inc.
filed 2022-03-30
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM__________ TO__________

Commission File Number 001-37603

BIORESTORATIVE THERAPIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1835664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Marcus Drive, Suite 1, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

(631) 760-8100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.0001 par value	BRTX	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $19,923,800 based on the closing sale price as reported on the OTC Market.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of March 28, 2022, there were 3,626,603 shares of common stock outstanding.

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

Intellectual Property

This Annual Report includes references to our federally registered trademarks, BioRestorative Therapies and Dragonfly design, BRTX-100, and ThermoStem. We also own an allowed trademark application for BRTX. The Dragonfly logo is also registered with the U.S. Copyright Office. This Annual Report also includes references to trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Annual Report appear without the ®, SM or ™ symbols, and copyrighted content appears without the use of the symbol ©, but the absence of use of these symbols does not reflect upon the validity or enforceability of the intellectual property owned by us or third parties.

ITEM 1.	BUSINESS.

(a) Business Development

As used in this Annual Report on Form 10-K, or the Annual Report, references to the “Company”, “we”, “us”, or “our” refer to BioRestorative Therapies, Inc. and its subsidiaries.

We were incorporated in Nevada on June 13, 1997. On August 15, 2011, we changed our name from “Stem Cell Assurance, Inc.” to “BioRestorative Therapies, Inc.” Effective January 1, 2015, we reincorporated in Delaware.

In January 2017, we submitted an Investigational New Drug, or IND, application to the U.S. Food and Drug Administration, or the FDA, to obtain authorization to commence a Phase 2 clinical trial investigating the use of BRTX-100, our lead cell therapy candidate, in the treatment of chronic lower back pain arising from degenerative disc disease. In February 2017, we received such authorization from the FDA.

Material Events During 2021

In January 2021, a European patent related to our ThermoStem Program was issued to us. This European patent was validated in France, Germany, Italy, Spain, and the United Kingdom.

Between March and July 2021, two United States patents related to our ThermoStem Program were issued to us.

In March 2021, Nickolay Kukekov, Ph.D. was elected as one of our directors.

In June 2021, a Japanese patent related to our ThermoStem Program was issued to us.

In August 2021, an Australian patent related to our ThermoStem Program was issued to us.

In September 2021, a notice of allowance was issued for an Israeli patent application in our ThermoStem Program. The application is expected to issue as an Israeli patent in the near future.

In September 2021, we were awarded a National Institutes of Health Small Business Technology Transfer (STTR) Phase 1 grant for $256,000 to evaluate the therapeutic effects on our hypoxic cultured bone marrow derived mesenchymal stem cells (BRTX-100) after encapsulation with a PEG-peptide hydrogel. The work is being done in collaboration with Washington University of St. Louis.

In October 2021, we effected a 1-for-4,000 reverse split of our common stock. All share and per share amounts in this Annual Report give retroactive effect to such reverse split.

In November 2021, ten separate United States patent applications were filed for our Disc/Spine Program.

In November 2021, we completed a $23,000,000 underwritten public offering of units of securities pursuant to which an aggregate of 2,300,000 shares of our common stock and warrants for the purchase of an aggregate of 2,645,000 shares of our common stock were issued. We intend to use the net proceeds from the offering as follows: (i) undertaking of clinical trials with respect to BRTX-100 and its related collection and delivery procedure; (ii) pre-clinical research and development with respect to our ThermoStem Program; and (iii) for general corporate and working capital purposes. In connection with the public offering, our common stock was listed on the Nasdaq Capital Market.

In November 2021, concurrently with the consummation of the public offering, we issued an aggregate of 313,789 shares of our common stock, 1,543,158 shares of our Series A preferred stock and warrants for the purchase of an aggregate of 1,856,938 shares of our common stock in exchange for convertible promissory notes in the aggregate principal amount of $10,046,897, together with accrued interest thereon, and warrants for the purchase of an aggregate of 3,677,997 shares of our common stock. Such indebtedness and warrants were exchanged at a price of $10.00 per unit of securities, consistent with the public offering price of our units of common stock and warrants. The newly issued warrants are exercisable for a period of five years at an exercise price of $10.00 per share.

In November 2021, Patrick F. Williams and David Rosa were elected directors and Robert E. Kristal was elected as our Chief Financial Officer.

In November 2021, we reduced the number of shares of common stock we are authorized to issue from 300,000,000,000 to 75,000,000 in a manner consistent with our 1-for-4,000 reverse split.

In December 2021, we entered into a Master Service Agreement with Professional Research Consulting Inc. d/b/a PRC Clinical, a contract research organization, or CRO, specializing in clinical trial management, to conduct our Phase 2 clinical trial.

Materials Events During 2022

In January 2022, Robert Paccasassi was elected our Vice President of Quality Assurance/Regulatory Compliance.

In January 2022, a notice of allowance was issued for a Japanese patent application in our ThermoStem Program. The application is expected to issue as a Japanese patent in the near future.

In March 2022, a United States patent related to BRTX-100, our lead cell therapy candidate, was issued. We have been granted license rights with regard to the patent. See “Business – Disc/Spine Program – License” below.

(b) Business

General

We are a life sciences company focused on the development of regenerative medicine products and therapies using cell and tissue protocols, primarily involving adult (non-embryonic) stem cells. Our two core developmental programs, as described below, relate to the treatment of disc/spine disease and metabolic disorders:

●	Disc/Spine Program (brtxDisc). Our lead cell therapy candidate, BRTX-100, is a product formulated from autologous (or a person’s own) cultured mesenchymal stem cells, or MSCs, collected from the patient’s bone marrow. We intend that the product will be used for the non-surgical treatment of painful lumbosacral disc disorders or as a complimentary therapeutic to a surgical procedure. The BRTX-100 production process involves collecting bone marrow and whole blood from a patient, isolating and culturing (in a proprietary method) stem cells from the bone marrow and cryopreserving the cells in an autologous carrier. In an outpatient procedure, BRTX-100 is to be injected by a physician into the patient’s painful disc. The treatment is intended for patients whose pain has not been alleviated by non-surgical procedures or conservative therapies and who potentially face the prospect of highly invasive surgical procedures. We submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial investigating the use of BRTX-100 in the treatment of chronic lower back pain arising from degenerative disc disease. We have received such authorization from the FDA and have commenced such clinical trial through the execution of a CRO agreement with PRC Clinical, the commencement of clinical trial site identification, the purchase of manufacturing equipment and the expansion of our laboratory to include capabilities for clinical production. In March 2022, a United States patent related to BRTX-100, was issued. We have been granted license rights with regard to the patent. See “Disc/Spine Program” below.

●	Metabolic Program (ThermoStem). We are developing a cell-based therapy candidate to target obesity and metabolic disorders using brown adipose (fat) derived stem cells, or BADSC, to generate brown adipose tissue, or BAT. We refer to this as our ThermoStem Program. BAT is intended to mimic naturally occurring brown adipose depots that regulate metabolic homeostasis in humans. Initial preclinical research conducted by us and others indicates that increased amounts of brown fat in animals may be responsible for additional caloric burning, as well as reduced glucose and lipid levels. Researchers have found that people with higher levels of brown fat may have a reduced risk for obesity and diabetes. See “Metabolic Brown Adipose (Fat) Program” below.

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

Regenerative cell therapy relies on replacing diseased, damaged or dysfunctional cells with healthy, functioning ones or repairing damaged or diseased tissue. A great range of cells can serve in cell therapy, including cells found in peripheral and umbilical cord blood, bone marrow and adipose (fat) tissue. Physicians have been using adult stem cells from bone marrow to treat various blood cancers for more than 65 years (the first successful bone marrow transplant was performed in 1956). Recently, physicians have begun to use stem cells to treat various other diseases. We intend to develop cell and tissue products and regenerative therapy protocols, primarily involving adult stem cells, to allow patients to undergo cellular-based treatments.

We are concentrating initially on therapeutic areas in which risk to the patient is low, recovery is relatively easy, results can be demonstrated through sufficient clinical data, and patients and physicians will be comfortable with the procedure. We believe that there will be readily identifiable groups of patients who will benefit from these procedures. We also believe that these procedures will be significantly less expensive than the most common surgical procedure alternatives and will compare favorably, over the long-term, to conservative treatment costs which may persist for years.

Accordingly, we have focused our initial developmental efforts on cellular-based therapeutic products and clinical development programs in selective areas of medicine for which the treatment protocol is minimally invasive. Such areas include the treatment of the disc and spine and metabolic-related disorders. Upon regulatory approval, we will seek to obtain third party reimbursement for our products and procedures; however; if we are not successful, patients may be required to pay for our products and procedures out of pocket in full and without the ability to be reimbursed by any governmental and other third party payers, which would adversely impact our prospects.

We have undertaken research and development efforts in connection with the development of investigational therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells. See “Disc/Spine Program,” “Metabolic Brown Adipose (Fat) Program” and “Curved Needle Device” below. As a result of these programs, we have five United States patents, nine foreign patents, three United States patent applications, and eight foreign patent applications related to research regarding our ThermoStem Program, we have obtained licenses for eleven United States patent applications related to our Disc/Spine Program and we have obtained a license for one United States patent related to a curved needle device.

We have established a research laboratory facility with Good Manufacturing Practice, or cGMP, capabilities to produce clinical grade products and will seek to further develop cellular-based treatments, products and protocols, stem cell-related intellectual property, or IP, and translational research applications. See “Laboratory” below.

We have not generated any significant revenues to date. In November 2021, we completed a $23,000,000 public offering of our securities. Such funds are sufficient for us to complete our Phase 2 clinical trial investigating the use of BRTX-100 in the treatment of chronic lower back pain arising from degenerative disc disease, as further described in this section, as well as to continue our pre-clinical research and development efforts with respect to our ThermoStem Program and to satisfy our current working capital needs; however, the implementation of our business plan, as discussed below, will require the receipt of additional financing to fund our research and development efforts, including our contemplated Phase 3 clinical trial with regard to BRTX-100 and our contemplated clinical trials relating to our ThermoStem Program, and otherwise fund our operations. We intend to seek to raise capital through investment bankers and from biotech funds, strategic partners and other financial institutions. We anticipate that we will require approximately $35,000,000 in additional financing to complete our contemplated Phase 3 clinical trial investigating the use of BRTX-100 (assuming the receipt of no revenues from operations). We will also require a substantial amount of additional funding to implement our other programs described in this section, and fund general operations. No assurance can be given that the anticipated amount of required funding is correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise. If we are unable to obtain adequate funding, we may be required to significantly curtail or discontinue our proposed operations.

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

Lower back pain is the most common, most disabling, and most costly musculoskeletal ailment faced worldwide. According to a 2016 market report from Trinity Partners, a global life sciences consulting firm, of the 250 million American adults, nearly 25 million have chronic lower back pain of which approximately 12 million have been diagnosed with and treated for disc degeneration and approximately 5.6 million have pain caused by a protruding or injured disc. We believe that between 500,000 and one million invasive surgical procedures are performed each year to try to alleviate the pain associated with these lower back conditions and that such procedures cost approximately $40 billion. Clinical studies have documented that the source of the pain is most frequently damage to the IVD. This can occur when forces, whether a single load or repetitive microtrauma, exceed the IVD’s inherent capacity to resist those loads. Aging, obesity, smoking, lifestyle, and certain genetic factors may predispose one to an IVD injury. Current surgical approaches to back pain are extremely invasive (often altering the spine’s biomechanics unfavorably and predisposing it to further disc degeneration) and are associated with unacceptably low success rates (with a second operation occurring 10% to 20% of the time). In addition, current surgical approaches are costly with spinal fusion surgery costing approximately $110,000, discectomy costing approximately $20,000 to $50,000 and disc replacement surgery costing approximately $80,000 to $150,000. Even conservative treatments can be costly, with oral medications costing between $1,000 and $2,000 per year, injection treatments costing approximately $8,000 per year and physical therapy costing approximately $20,000 annually. We anticipate that the cost of a single treatment using BRTX-100 will compare favorably to conservative treatments which may continue for years and will be less expensive than the most common surgical procedures.

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

We have developed a mesenchymal stem cell product candidate, BRTX-100, derived from autologous (or a person’s own) human bone marrow, cultured and formulated, in a proprietary method, specifically for introduction into a painful lumbar disc. The product candidate was developed utilizing in part the license described below under “License.” As described below under “BRTX-100” and “Production and Delivery,” BRTX-100 is a hypoxic (low oxygen) stem cell product developed through a culturing process. In order to enhance the survivability of our bone marrow-derived MSCs in the avascular environment of the damaged disc, BRTX-100 is designed to expand under hypoxic conditions. This process is intended to result in a large cell count population with enhanced viability and therapeutic potential following injection into the injured disc.

We submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial investigating the use of BRTX-100, our lead cell therapy candidate, in the treatment of chronic lower back pain arising from degenerative disc disease. We received such authorization from the FDA in February 2017. We have commenced our Phase 2 clinical trial through the execution of a CRO agreement with PRC Clinical, the commencement of clinical trial site identification, the purchase of manufacturing equipment and the expansion of our laboratory to include capabilities for clinical production. We believe that, based upon our periodic reports to the FDA as to the commencement of the clinical trial, the existing IND remains effective.

In addition to developing BRTX-100, we may also seek to sublicense the technology to a strategic third party, who may assist in gaining FDA approval for a lumbar disc indication, or third parties for use in connection with cellular-based developmental programs with regard to disc and spine related conditions.

We have established a laboratory, which includes a clean room facility, to perform the production of cell products (including BRTX-100) for use in our clinical trials, for third party cell products or for general research purposes. We may also use this laboratory to develop our pipeline of future products and expand our stem cell-related IP. See “Laboratory” and “Technology; Research and Development” below.

In March 2022, a United States patent related to BRTX-100, was issued. We have been granted license rights with respect to the patent.

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

In September 2021, we were awarded a National Institutes of Health Small Business Technology Transfer (STTR) Phase 1 grant for $256,000 to evaluate the therapeutic effects on our hypoxic cultured bone marrow derived mesenchymal stem cells (BRTX-100) after encapsulation with a PEG-peptide hydrogel. The work is being done in collaboration with Washington University of St. Louis.

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

License

Pursuant to our license agreement with Regenerative Sciences, LLC, or Regenerative, that became effective in April 2012, or the Regenerative License Agreement, we obtained, among other things, a worldwide (excluding Asia and Argentina), exclusive, royalty-bearing license from Regenerative to utilize or sublicense a certain method for culturing cells for use in our developmental program involving disc and spine conditions, including protruding or painful discs and the treatment of avascular zones. The investigational technology that has been licensed is an advanced stem cell culture and injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the leg and foot. Pursuant to the Regenerative License Agreement, we also obtained a worldwide, exclusive, royalty-bearing license from Regenerative to utilize or sublicense a certain investigational curved needle device for the administration of specific cells and/or cell products to the disc and/or spine (and other parts of the body). It will be necessary to advance the design of this investigational device to facilitate the delivery of substances, including living cells, to specific locations within the body and minimize the potential for damage to nearby structures.

The Regenerative License Agreement provided for the requirement that we complete our Phase 2 clinical trial by a certain date in order to maintain the exclusive nature of the licenses. Such date has passed and accordingly our rights are non-exclusive. We are currently in negotiations with Regenerative with regard to a possible reinstatement of the exclusive nature of the licenses. No assurances can be given in this regard. The lack of exclusivity will not impact our ability to conduct our Phase 2 clinical trial with regard to BRTX-100. The Regenerative License Agreement also provides for a royalty-bearing sublicense of certain aspects of the technology to Regenerative for use for certain purposes, including in the United States and the Cayman Islands. Further, the Regenerative License Agreement requires that Regenerative furnish certain training, assistance and consultation services with regard to the licensed technology. The patents that are the subject of the Regenerative License Agreement have been assigned to Regenexx, LLC which we have been advised by Regenerative is an affiliate of Regenerative.

Animal Study

The efficacy and safety of our product candidate, BRTX-100, has been tested in a degenerative intervertebral rabbit disc model. In this study, 80 rabbits underwent surgery to create a puncture in the discs. Four weeks post-surgery, each rabbit had either contrast, a biomaterial carrier or BRTX-100 injected into the discs. In order to study the biodistribution and efficacy of BRTX-100, the rabbits were evaluated at day 56 and day 120.

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

Clinical Trial

We submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial investigating the use of BRTX-100, our lead cell therapy candidate, in the treatment of chronic lower back pain arising from degenerative disc disease. We have received such authorization from the FDA. We have commenced our Phase 2 clinical trial through the execution of a CRO agreement with PRC Clinical, the commencement of clinical trial site identification, the purchase of manufacturing equipment and the expansion of our laboratory to include capabilities for clinical production.

The following describes the Phase 2 clinical trial authorized by the FDA:

A Phase 2 Prospective, Double-Blinded, Placebo Controlled, Randomized Study

●	General

	●	99 patients; randomized 2:1, BRTX-100 to control, 40 million cells/dose
	●	10-20 clinical trial sites (we intend to utilize 15 clinical trial sites)
	●	Primary efficacy endpoint at 12 months
	●	Patient safety and efficacy follow up at 24 months
	●	Included subjects must have only one symptomatic diseased disc
	●	Included subjects must have current diagnosis of chronic lumbar disc disease typical pain with degeneration of a single disc confirmed by history, exam, radiography, or other acceptable means
	●	Included subjects must have exhausted previous conservative non-operative therapies

●	Primary Efficacy Endpoint

	●	Responder endpoint - percentage of patients that meet the improvement in function and reduction in pain threshold
	●	Improvement in function defined as at least a 30% increase in function based on the Oswestry questionnaires (ODI)
	●	Reduction of pain defined as at least a 30% decrease in pain as measured using the Visual Analogue Scale (VAS)

●	Additional or Secondary Endpoints

	●	Clinical response at 12 months
	●	Changes from baseline in pain as assessed with the VAS score and ODI at weeks 2, 12, 26, 52 and 104
	●	Changes from baseline in function as assessed with the ODI at weeks 2, 12, 26, 52 and 104
	●	Changes from baseline in function as assessed by Roland Morris Disability Questionnaire (RMDQ) at weeks 26, 52 and 104
	●	Changes from baseline function as assessed by Functional Rating Index (FRI) at weeks 12, 52 and 104
	●	Changes from baseline Quality of Life assessment (SF-12 questionnaire) scores at weeks 2, 12, 26, 52 and 104

In December 2021, we entered into a Master Service Agreement with Professional Research Consulting Inc. d/b/a PRC Clinical, a contract research organization, or CRO, specializing in clinical trial management, to conduct our Phase 2 clinical trial.

The FDA approval process can be lengthy, expensive and uncertain and there is no guarantee that the clinical trial(s) will be commenced or completed or that the product will ultimately receive approval or clearance.

As an alternative to undertaking any necessary clinical trials ourselves, we may explore the licensing of our rights with respect to our product candidate, BRTX-100, to a strategic partner. Such an arrangement could possibly eliminate or significantly reduce the need to raise the substantial capital needed to commence and complete the clinical trials and undertake the commercialization of BRTX-100 and would provide licensing-related revenue to us in lieu of product sales revenue. No assurance can be given that any licensing agreement will be entered into, whether upon commercially reasonable terms or otherwise.

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

Similar Therapies

Human data from studies of therapies comparative to BRTX-100 have shown reduced pain, increased function, and an absence of significant safety issues with a durable response, as shown below:

Impact on Public Health

The United States is the world’s leading consumer of hydrocodone (99%) and oxycodone (83%) and leads the world in per capital consumption of such drugs (twice as much as second ranked Canada). In 2020, 91,000 persons in the United States died from overdoses.

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

Obesity, the abnormal accumulation of white fat tissue, leads to a number of metabolic disorders and is the driving force behind the rise of type 2 diabetes and cardiovascular diseases worldwide. Pharmacological efforts to alter metabolic homeostasis through modulating central control of appetite and satiety have had limited market penetration due to significant psychological and physiological safety concerns directly attributed to modulating these brain centers. Adipose tissue is one of the largest organs in the human body and plays a key role in central energy balance and lipid homeostasis. White and brown adipose tissues are found in mammals. White adipose tissue’s function is to store energy, whereas BAT specializes in energy expenditure. As discussed in a 2020 article published in the International Journal of Molecular Sciences, recent advancements in unraveling the mechanisms that control the induction, differentiation, proliferation, and thermogenic activity of BAT, along with the application of imaging technologies for human BAT visualization, have generated optimism that these advances may provide novel strategies for targeting BAT activation/thermogenesis, leading to efficacious and safe obesity targeted therapies.

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

In March 2014, we entered into a Research Agreement with Pfizer Inc., a global pharmaceutical company. Pursuant to the Research Agreement with Pfizer, we were engaged to provide research and development services with regard to a joint study of the development and validation of a human brown adipose cell model. The Research Agreement with Pfizer provided for an initial payment to us of $250,000 and the payment of up to an additional $525,000 during the two-year term of the Agreement, all of which has been received. The Research Agreement expired upon completion of the services provided for therein.

In August 2015, we entered into a one year research collaboration agreement with the University of Pennsylvania with regard to the understanding of brown adipose biology and its role in metabolic disorders. In September 2018, we entered into a one year research collaboration agreement with the University of Pennsylvania pursuant to which the university was provided access to our proprietary brown adipose tissue cells for research purposes. No amounts were payable by or to us pursuant to either agreement.

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

In June 2021, a Japanese patent related to our ThermoStem Program was issued to us.

In July 2021, a United States patent related to our ThermoStem Program was issued to us.

In August 2021, an Australian patent related to our ThermoStem Program was issued to us.

In September 2021, a notice of allowance was issued for an Israeli patent application in our ThermoStem Program. The application is expected to issue as an Israeli patent in the near future.

In January 2022, a notice of allowance was issued for a Japanese patent application in our ThermoStem Program. The application is expected to issue as a Japanese patent in the near future.

We have completed proof of concept preclinical animal studies using our first generation brown adipose derived stem cells. We intend to undertake additional preclinical animal studies in order to optimize delivery and explore the feasibility of targeting additional indications. Such studies are planned to begin in 2022. Following the completion of such studies, if successful, we intend to file an IND with the FDA and initiate a clinical trial. The FDA approval process can be lengthy, expensive and uncertain and there is no guarantee of ultimate approval or clearance.

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

Laboratory

We have established a laboratory in Melville, New York for research purposes and have built a cleanroom within the laboratory for the production of cell-based product candidates, such as BRTX-100, for use in a clinical trial, for third party cell products or general research purposes.

In 2021 and 2022, we expanded our laboratory to include capabilities for the clinical production of our pipeline of clinical and investigational cell therapy candidates. Our expanded cGMP facility is anticipated to include process development space, ISO 7 cleanrooms and state-of-the-art equipment. We have expanded our research and development operations to include clinical manufacturing, a necessary step for our Phase 2 clinical trial for BRTX-100. The new facility has been designed to provide cGMP manufacturing according to FDA and European Medicines Agency regulations and guidelines to support clinical grade cell production. As we develop our business and our stem cell product candidates and obtain regulatory approval, we will seek to establish ourselves as a key provider of adult stem cells for therapies and expand to provide cells in other market areas for stem cell therapy. We may also use outside laboratories specializing in cell therapy services and manufacturing of cell products.

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

In our Disc/Spine Program, twelve patent applications have been filed with regard to technology that is the subject of the Regenerative License Agreement (see “Disc/Spine Program-License” above). Regenerative has been issued a patent from one of these applications with regard to its curved needle therapeutic delivery device. In addition, in March 2022, a United States patent related to BRTX-100, was issued. The other ten applications remain pending. The patents that are the subject of the Regenerative License Agreement have been assigned to Regenexx, LLC which we have been advised is an affiliate of Regenerative.

In our ThermoStem Program, we have three pending United States patent applications and five United States patents within three patent families. With regards to the first patent family, the ThermoStem Program, patent applications have been filed in five foreign jurisdictions (of which four applications have been granted as foreign patents and one application, which is not listed in the table below, has lapsed). With regards to the second patent family in the ThermoStem Program, patent applications have been filed in four foreign jurisdictions (of which four applications have been granted as foreign patents). With regards to the third patent family in the ThermoStem Program, patent applications have been filed in four foreign jurisdictions.

Our patent applications and those of Regenexx, LLC are currently in prosecution (i.e., we and Regenexx, LLC are seeking issued patents). A description of the active patent applications and issued patents is set forth in the table below:

Program	Patent Family	I.D.	Jurisdiction	Title
Disc/Spine (brtxDisc)	1	U.S. Patent No. 11,278,573 B2[b]	US	Methods and compositions to facilitate repair of avascular tissue
	1	17/527,489 [a]	US
	1	17/527,494 [a]	US
	1	17/527,498 [a]	US
	1	17/527,503 [a]	US
	1	17/527,505 [a]	US
	1	17/527,510 [a]	US
	1	17/527,512 [a]	US
	1	17/527,516 [a]	US
	1	17/527,523 [a]	US
	1	17/527,527 [a]	US
	1	U.S. Patent No. 9,113,950 B2 [b]	US	Therapeutic delivery device

Metabolic (ThermoStem)	2	U.S. Patent No. 9,133,438	US	Brown fat cell compositions and methods
	2	U.S. Patent No. 10,597,638	US
	2	U.S. Patent No. 11,066,646	US
	2	17/348,218	US
	2	AU Patent No. 2012275335	Australia
	2	EP Patent No. 2726603	Europe
(validated in Belgium, France, Germany, Italy, Poland, Spain, Sweden, Switzerland, and the United Kingdom)
	2	IL Patent No. 230237	Israel
	2	JP Patent No. 6243839	Japan

	3	U.S. Patent No. 10,167,449	US	Human brown adipose derived stem cells and uses
	3	U.S. Patent No. 10,941,383	US
	3	17/165,074	US
	3	AU Patent No. 2014253920	Australia
	3	AU Patent No. 2019240634	Australia
	3	EP Patent No. 2986714 (validated in France, Germany, Italy, Spain, and the United Kingdom)	Europe
	3	20204990.4	Europe
	3	IL Patent No. 242150	Israel
	3	274995 [c]	Israel
	3	JP Patent No. 6887249	Japan
	3	2021-123173 [c]	Japan
	3	2022-15511	Japan
	4	16/862,226	US	Non-naturally occurring three-dimensional (3D) brown adipose-derived stem cell aggregates, and methods of generating and using the same
	4	PCT/US2020/030520	PCT
	4	2020265664	Australia
	4	20798130.9	Europe
	4	287557	Israel
	4	2021-564135	Japan

a Patent application filed by licensor assignee, Regenexx, LLC

b Patent issued to licensor assignee, Regenexx, LLC

c Application has been allowed, but not yet issued as a patent

In March 2014, we entered into a Research and Development Agreement with Rohto Pharmaceutical Co., Ltd., a Japanese pharmaceutical company, or Rohto. Pursuant to the Research and Development Agreement with Rohto, we were engaged to provide research and development services with regard to stem cells. The agreement with Rohto expired upon the completion of the services provided for therein.

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

During the years ended December 31, 2021 and 2020, we incurred $729,058 and $876,829, respectively, in research and development expenses.

Scientific Advisors

We have established a Scientific Advisory Board whose purpose is to provide advice and guidance in connection with scientific matters relating to our business. The Scientific Advisory Board has established a Disc Advisory Committee which focuses on matters relating to our Disc/Spine Program. Our Scientific Advisory Board members are Dr. Wayne Marasco (Chairman), Dr. Wayne Olan, Dr. Joy Cavagnaro, Dr. Jason Lipetz, Dr. Harvinder Sandhu, Dr. Christopher Plastaras and Dr. Gerard A. Malanga. The Disc Advisory Committee members are Dr. Lipetz (Chairman), Dr. Olan, Dr. Sandhu, Dr. Plastaras and Dr. Malanga. See “Management” for a listing of the principal positions for Drs. Marasco, Olan, Cavagnaro, Lipetz, Sandhu, Plastaras and Malanga.

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

The Biologics Price Competition and Innovation Act, or the BPCIA, sets forth an abbreviated pathway for the approval of biosimilar and interchangeable biological products that could be used by future competitors, if any, of our product candidates are approved by the FDA as a biologic. For the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and the proposed biosimilar product. Interchangeability requires that a product is biosimilar to the reference product, and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Under the BPCIA, an application for a biosimilar product cannot be submitted to the FDA until four years following approval of the reference product, and it may not be approved by the FDA until 12 years after the original branded product is approved under a biologics license application, or BLA.

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

Human Cells, Tissues, and Cellular and Tissue-Based Products Regulation

Under Section 361 of the PHSA, the FDA issued specific regulations governing the use of HCT/Ps in humans. Pursuant to Part 1271 of Title 21 of the Code of Federal Regulations, or CFR, or the HCT/P Regulations, the FDA established a unified registration and listing system for establishments that manufacture and process HCT/Ps. The regulations also include provisions pertaining to donor eligibility determinations; current good tissue practices covering all stages of production, including harvesting, processing, manufacture, storage, labeling, packaging, and distribution; and other procedures to prevent the introduction, transmission, and spread of communicable diseases.

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

Because we are an enterprise in the early stages of operations and have not generated significant revenues from operations, it is difficult to anticipate the likely regulatory status of the array of products and services that we may offer. We believe that some of the adult autologous (self-derived) stem cells that will be used in our cellular therapy products and services, including the brown adipose (fat) tissue that we intend to use in our ThermoStem Program, may be regulated by the FDA as HCT/Ps under the HCT/P Regulations. However, the FDA may disagree with this position or conclude that some or all of our stem cell therapy products or services do not meet the applicable definitions and exemptions to the regulation. In July 2020, the FDA issued an updated guidance document entitled “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use” that provides additional guidance on how FDA interprets the HCT/P Regulations, particularly the definition of the terms “minimally manipulated” and “homologous use.” In the guidance, FDA stated it will exercise enforcement discretion until May 31, 2021 for products that do not comply with the HCT/P Regulations. As of that date, manufacturers of products marketed as HCT/Ps that do not comply with the HCT/P Regulations are subject to immediate FDA enforcement action. If we are not regulated solely under the HCT/P Regulations, we would need to expend significant resources to comply with the FDA’s broad regulatory authority under the FDCA. The U.S. federal courts have upheld the FDA’s authority to regulate stem cell products under the FDCA that do not comply with the HCT/P Regulations. For example, in June 2021, the U.S. Court of Appeals for the 11th Circuit upheld the FDA’s regulation of stem cells obtained from fat as a “drug” because the cells were not used for a “homologous” use. United States of America v. US Stem Cell Clinic, LLC, 998 F.3d 1302 (2021).

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

● satisfactory completion of pre-approval inspection of manufacturing facilities and clinical trial sites at which the product, or components thereof, are produced to assess compliance with cGMP requirements and of selected clinical trial sites to assess compliance with GCP requirements; and

● FDA approval of an NDA or BLA which must occur before a drug or biologic can be marketed or sold.

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

Under the Pediatric Research Equity Act, or PREA, certain NDAs and BLAs and certain supplements to an NDA or BLA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act, or FDASIA, amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials, and/or other clinical development programs.

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

● Accelerated approval. Drug or biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well-controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials. The FDA’s recent use of the accelerated approval pathway for an Alzheimer’s drug (aducanumab) has been controversial and has attracted Congressional scrutiny. As a result, it is possible that future legislation or regulatory policy changes could make it more difficult to use the accelerated approval pathway.

Fast Track designation, breakthrough therapy designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

Further, with the passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine advanced therapy, or RMAT (which may include a cell therapy), that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. The benefits of a RMAT designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

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

Employees

We currently have seven employees, all of whom are full-time employees. We believe that our employee relations are good.

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

Market Information

Transactions in our common stock are currently reported under the symbol “BRTX” on the Nasdaq Capital Market.

Holders

As of March 28, 2022, there were 359 record holders of our shares of common stock.

Dividends

Not applicable.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2021, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, as transactions by an issuer not involving any public offering, Section 3(a)(9) of the Securities Act as a security exchanged by an issuer with its existing security holders exclusively where no commission or other renumeration was paid or given directly or indirectly for soliciting such exchange, or Section 1145 of the Bankruptcy Code as a security exchanged by an issuer for a claim against the issuer in a bankruptcy plan of reorganization. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2020, Quarterly Reports on Form 10-Q for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021 and Current Reports on Form 8-K filed with the Securities and Exchange Commission and press releases made by us), and we were available to answer questions by prospective investors. We reasonably believe that each of the investors is an accredited investor. No proceeds were received from any of the issuances.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price	Term (Years)	Purchaser(s)	Consideration(1)
10/21/2021	22,917	-	-	-	(2)	$339,172	(3)
11/03/2021	6,490	-	-	-	(2)	$84,402	(3)
11/29/2021	2,500	-	-	-	(2)	$15,425	(4)
12/29/2021	2,500	-	-	-	(2)	$10,050	(4)

(1)	The value of the non-cash consideration was estimated to be the fair value of our restricted common stock. Since our shares are thinly traded in the open market, the fair value of our equity instruments was estimated by management based on observations of the cash sale prices of both restricted shares and freely tradeable shares.
(2)	Accredited investor.
(3)	Issued on a cashless net exercise basis pursuant to the exercise of warrants.
(4)	Issued in lieu of cash for consulting services rendered.

Issuer Purchases of Equity Securities

The following table sets forth certain information with respect to purchases of common stock made by affiliated purchasers during the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs

10/1/21 – 10/31/21	-	-	-	-
11/1/21 – 11/30/21	19,222	$6.60	-	-
12/1/21 – 12/31/21	799	$5.50	-	-
Total	20,021	$6.56	-	-

(1)	Purchases were made by affiliated purchasers in open market transactions.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated results of operations and financial condition of BioRestorative Therapies, Inc. and its subsidiary as of December 31, 2021 and 2020 and for the years ended December 31, 2021 and 2020 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report following Item 16 (“Form 10-K Summary”). References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “us,” “we,” “our,” and similar terms refer to BioRestorative Therapies, Inc.. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions that may be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Factors That May Affect Future Results and Financial Condition” in this Item 7 for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

We develop therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult (non-embryonic) stem cells. We are currently pursuing our Disc/Spine Program with our initial investigational therapeutic product being called BRTX-100. In March 2022, a United States patent issued in our Disc/Spine Program. We submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial investigating the use of BRTX-100, our lead cell therapy candidate, in the treatment of chronic lower back pain arising from degenerative disc disease. We have received such authorization from the FDA and have commenced such clinical trial through the execution of a CRO agreement with PRC Clinical, the commencement of clinical trial site identification, the purchase of manufacturing equipment and the expansion of our laboratory to include capabilities for clinical production. We have obtained a license to use technology for investigational adult stem cell treatment of disc and spine conditions, including protruding and bulging lumbar discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the leg and foot. We are also developing our ThermoStem Program. This pre-clinical program involves the use of brown adipose (fat) in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies. United States patents related to the ThermoStem Program were issued in September 2015, January 2019, March 2020, March 2021, and July 2021; Australian patents related to the ThermoStem Program were issued in April 2017, October 2019 and August 2021; Japanese patents related to the ThermoStem Program were issued in December 2017 and June 2021; a notice of allowance also issued in January 2022 for a separate Japanese application in our ThermoStem Program and is expected to issue in the near future; Israeli patents related to our ThermoStem Program were issued in October 2019 and May 2020; a notice of allowance also issued in September 2021 for a separate Israeli application in our ThermoStem Program and is expected to issue in the near future; and European patents related to the ThermoStem Program were issued in April 2020 and January 2021.

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

As of December 31, 2021, our accumulated deficit was $134,146,129. We have historically only generated a modest amount of revenue, and our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

On March 20, 2020, we filed a voluntary petition commencing a case under Chapter 11 of Title 11 of the U.S. Code in the United States Bankruptcy Court for the Eastern District of New York. On October 30, 2020, the Bankruptcy Court entered an order confirming the Plan of Reorganization and, on November 16, 2020, the plan became effective. As a result of the confirmed Plan of Reorganization, $14,796,000 in outstanding debt and liabilities were exchanged for (i) shares of common stock, (ii) new convertible debt or (iii) new convertible debt and warrants to purchase common stock.

In November 2021, we completed a $23,000,000 underwritten public offering of units of securities pursuant to which an aggregate of 2,300,000 shares of our common stock and warrants for the purchase of an aggregate of 2,645,000 shares of our common stock were issued. We intend to use the net proceeds from the offering as follows: (i) undertaking of clinical trials with respect to BRTX-100 and its related collection and delivery procedure; (ii) pre-clinical research and development with respect to our ThermoStem Program; and (iii) for general corporate and working capital purposes. In connection with the public offering, our common stock was listed on the Nasdaq Capital Market.

In November 2021, concurrently with the consummation of the public offering, we issued an aggregate of 313,789 shares of our common stock, 1,543,158 shares of our Series A preferred stock and warrants for the purchase of an aggregate of 1,856,938 shares of our common stock in exchange for convertible promissory notes in the aggregate principal amount of $10,046,897, together with accrued interest thereon, and warrants for the purchase of an aggregate of 3,677,997 shares of our common stock. Such indebtedness and warrants were exchanged at a price of $10.00 per unit of securities, consistent with the public offering price of our units of common stock and warrants. The newly issued warrants are exercisable for a period of five years at an exercise price of $10.00 per share.

The net proceeds received from our November 2021 public offering are sufficient for us to complete our Phase 2 clinical trial with regard to BRTX-100; however, we anticipate that we will require approximately $35,000,000 in additional funding to complete our contemplated Phase 3 BRTX-100 clinical trial (assuming the receipt of no revenues). We will also require a substantial amount of additional funding to implement our other programs as discussed in this Annual Report under the caption Item 1 (“Business”), including our metabolic ThermoStem Program, and fund general operations. No assurance can be given that the anticipated amount of required funding is correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise.

Consolidated Results of Operations

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

The following table presents selected items in our consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively:

	For The Years Ended
	December 31,
	2021	2020
Revenues	$46,000	$77,000

Operating Expenses:
Marketing and promotion	12,290	28,281
Consulting	74,992	137,250
Research and development	729,058	876,829
General and administrative	25,537,533	1,786,716
Total Operating Expenses	26,353,873	2,829,076
Loss From Operations	(26,307,873)	(2,752,076)

Other (Expense) Income:
Interest expense	(1,815,366)	(1,640,145)
Loss on extinguishment of notes payable, net	(16,180,056)	(658,152)
Change in fair value of derivative liabilities	-	(2,141,069)
Reorganization items, net	-	(4,081,245)
Total Other Expense	(17,995,422)	(8,520,611)

Net Loss	$(44,303,295)	$(11,272,687)

Revenues

For the years ended December 31, 2021 and 2020, we generated $46,000 and $77,000, respectively, of royalty revenue in connection with our sublicense agreement.

Marketing and promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the year ended December 31, 2021, marketing and promotion expenses decreased by $15,991, or 57%, from $28,281 to $12,290 as compared to the year ended December 31, 2020. The decrease is due to our reduced marketing plan during the first half of 2021 due to our emergence from our Chapter 11 reorganization.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the year ended December 31, 2021, consulting expenses decreased by $62,258, or 45%, from $137,250 to $74,992, as compared to the year ended December 31, 2020, due to our reduced usage of consultants during the first half of 2021 due to our emergence from our Chapter 11 reorganization.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the year ended December 31, 2021, research and development expenses decreased by $147,771, or 17%, from $876,829 to $729,058, as compared to the year ended December 31, 2020. The decrease was primarily due to a decrease in stock compensation allocated to our research and development activities of $95,765.

We expect that our research and development expenses will increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of our Vice President of Research and Development and our laboratory staff), as well as corporate expenses such as legal and professional fees, investor relations and occupancy related expenses. For the year ended December 31, 2021, general and administrative expenses increased by $23,750,817, or 1,329%, from $1,786,716 to $25,537,533, as compared to the year ended December 31, 2020. The increase is primarily due to an increase of approximately $22,417,254 in stock-based compensation resulting from the issuance of 838,550 stock options and 293,479 RSUs.

We expect that our general and administrative expenses related to operations will continue to increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the year ended December 31, 2021, interest expense increased $175,221, or 11%, as compared to the year ended December 31, 2020. The increase was due to the increase in both interest expense, due to the issuance of an additional $715,303 in convertible debt, and amortization of debt discount on outstanding notes payable.

Loss on extinguishment of notes payable, net

For the year ended December 31, 2021, we recorded a loss on extinguishment of notes payable, net of $16,180,056 as compared to a loss on extinguishment of notes payable, net of $658,152 for the year ended December 31, 2020. The increase is associated with the conversion of $10,046,897 in outstanding convertible debt principal pursuant to exchange agreements with noteholders in connection with our public offering.

Change in fair value of derivative liabilities

For the year ended December 31, 2021, we did not record a gain (loss) related to the change in fair value of derivative liabilities, as compared to a loss related to the change in fair value of derivative liabilities of $2,141,069 for the year ended December 31, 2020.

Reorganization items, net

Reorganization items, net consists primarily of costs associated the post-petition Chapter 11 bankruptcy. For the year ended December 31, 2021, we did not record reorganization items, net, as compared to reorganization items, net of $4,081,245 for the year ended December 31, 2020.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	December 31,
	2021	2020

Cash	$21,026,727	$3,064,610

Working Capital	$21,104,086	$2,142,229

Notes Payable (Gross)	$250,000	$9,637,102

Availability of Additional Funds

Based upon our accumulated deficit of $134,146,129 as of December 31, 2021, along with our forecast for continued operating losses and our need for financing to fund our contemplated clinical trials, as of such date, we required additional equity and/or debt financing to continue our operations.

On November 9, 2021, we completed a public offering of units, each consisting of one share of common stock and a warrant for the purchase of one share of common stock. Pursuant to the public offering, we issued and sold 2,300,000 units at a public offering price of $10.00 per unit (resulting in gross proceeds of $23,000,000) and, pursuant to the exercise of an option granted to the underwriters, warrants for the purchase of 345,000 shares of common stock at a public offering price of $0.01 per warrant, less underwriting discounts and commissions. The net proceeds of the public offering are sufficient for us to complete our Phase 2 clinical trial investigating the use of BRTX-100. Management believes that we have sufficient cash to fund operations for the twelve months from the issuance of the financial statements included in this Annual Report.

Our operating needs include the planned costs to operate our business, including amounts required to fund our clinical trials, working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

During the years ended December 31, 2021 and 2020, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the years ended December 31, 2021 and 2020 in the amounts of $3,329,908 and $1,964,265, respectively. The net cash used in operating activities for the year ended December 31, 2021 was primarily due to cash used to fund a net loss of $44,303,296, adjusted for non-cash expenses in the aggregate amount of $40,648,702 and partially offset by $67,921 of cash generated by changes in the levels of operating assets and liabilities, primarily as a result of decreases in accounts payable and accrued expenses. The net cash used in operating activities for the year ended December 31, 2020 was primarily due to cash used to fund a net loss of $11,272,687, adjusted for non-cash expenses in the aggregate amount of $8,736,072 and partially offset by $572,350 of cash generated by changes in the levels of operating assets and liabilities, primarily as a result of increases in accrued expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2021 was $30,658, due to the purchase of manufacturing equipment. There were no investing activities during the year ended December 31, 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the years ended December 31, 2021 and 2020 was $21,322,683 and $5,027,211, respectively. During the year ended December 31, 2021, $21,072,683 of net proceeds were from equity financings. During the year ended December 31, 2020, $5,517,211 of net proceeds were from debt financings.

Critical Accounting Policies and Estimates

Impairment of Long-lived Assets

We review for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. While our near term liquidity is tight, historically we have been successful in raising capital as needed (although there can be no assurance that we will continue to be successful in raising capital as needed). We continue to progress our scientific agenda. We have not identified any impairment losses.

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

Recently Issued Accounting Pronouncements

See Note 3 to our consolidated financial statements for the years ended December 31, 2021 and 2020 included elsewhere in this Annual Report following Item 16 (“Form 10-K Summary”).

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

Risks Related to Our Business Generally

We have a limited operating history; we have incurred substantial losses since inception; we expect to continue to incur losses for the near term.

We have a limited operating history. Since our inception, we have incurred net losses. As of December 31, 2021, our accumulated deficit was $134,146,129.

We will need to obtain a significant amount of financing to complete our clinical trials and implement our business plan.

Since our inception, we have not generated revenues from our operations and have funded our operations through the sale of our equity securities and debt securities. The implementation of our business plan, as discussed in this Annual Report under Item 1 (“Business”), will require the receipt of sufficient equity and/or debt financing to purchase necessary equipment, technology and materials, fund our clinical trials and other research and development efforts and otherwise fund our operations. We anticipate that we will require approximately $35,000,000 in additional funding to complete our clinical trials using BRTX-100 (assuming the receipt of no revenues). We will also require a substantial amount of additional funding to implement our other programs described in this Annual Report under Item 1 (“Business”), including our metabolic ThermoStem Program, and fund general operations. No assurance can be given that the anticipated amount of required funding is correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise. In the event we do not obtain the financing required for the above purposes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate.

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

Except for a certain license agreement with Regenerative Sciences, LLC and a master services agreement with PRC Clinical with regard to CRO services discussed in this Annual Report under Item 1 (“Business”), we do not have any material agreements or understandings in place with respect to the implementation of our business strategy. No assurances can be given that we will be able to enter into any necessary agreements with respect to the development of our business. Our inability to enter into any such agreements would have a material adverse effect on our results of operations and financial condition.

We depend on our executive officers and on our ability to attract and retain additional qualified personnel.

Our performance is substantially dependent on the performance of Lance Alstodt, our Chief Executive Officer. We rely upon him for strategic business decisions and guidance. We are also dependent on the performance of Francisco Silva, our Vice President of Research and Development. Each of Messrs. Alstodt and Silva is subject to an employment agreement with us. We do not have any key-man insurance policies on the lives of either of our executive officers. We believe that our future success in developing marketable products and services and achieving a competitive position will depend in large part upon whether we can attract and retain additional qualified management and scientific personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to attract and retain such personnel. The loss of the services of Mr. Alstodt and/or Mr. Silva or the inability to attract and retain additional personnel and develop expertise as needed would have a substantial negative effect on our results of operations and financial condition.

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

Clinical testing is expensive, difficult to design and implement, and can take many years to complete. Importantly, a failure of one or more of these or any other clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to complete our clinical studies, receive regulatory approval or commercialize our cell therapy product candidates, including the following:

●	suspensions, delays or changes in the design, initiation, enrollment, implementation or completion of required clinical trials; adverse changes in our financial position or significant and unexpected increases in the cost of our clinical development program; changes or uncertainties in, or additions to, the regulatory approval process that require us to alter our current development strategy; clinical trial results that are negative, inconclusive or less than desired as to safety and/or efficacy, which could result in the need for additional clinical studies or the termination of the product’s development; delays in our ability to manufacture the product in quantities or in a form that is suitable for any required clinical trials;
●	intellectual property constraints that prevent us from making, using, or commercializing any of our cell therapy product candidates;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of these product candidates may be insufficient or inadequate; the inability to generate sufficient pre-clinical, toxicology, or other in vivo or in vitro data, to support the initiation of clinical studies;
●	delays in reaching agreement on acceptable terms with our CRO and prospective clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical study sites;
●	delays in obtaining required Institutional Review Board, or IRB, approval at each clinical study site;
●	imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND application or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical study operations or study sites; developments on trials conducted by competitors or approved products post-market for related technology that raise FDA concerns about risk to patients of the technology broadly; or if the FDA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;
●	difficulty collaborating with patient groups and investigators;
●	failure by our CRO, other third parties, or us to adhere to clinical study requirements;
●	failure to perform in accordance with the FDA’s current Good Clinical Practices, or GCP, requirements, or applicable regulatory guidelines in other countries;
●	delays in having patients qualify for or complete participation in a study or return for post-treatment follow-up;
●	patients dropping out of a study;
●	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
●	transfer of manufacturing processes from any academic collaborators to larger-scale facilities operated by either a contract manufacturing organization, or CMO, or by us, and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process;
●	delays in our clinical trials caused by the COVID-19 pandemic;
●	delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical studies or the inability to do any of the foregoing;
●	the FDA may not accept clinical data from trials that are conducted at clinical sites in countries where the standard of care is potentially different from the United States; and
●	failure to raise sufficient funds to complete our clinical trials.

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

We may face challenges in enrolling patients to participate in our clinical trials due to the novelty of our cell-based therapies, the size of the patient populations and the eligibility criteria for enrollment in the trial, and potential subjects’ concern over the COVID-19 pandemic. In addition, some patients may have concerns regarding cell therapy that may negatively affect their perception of therapies under development and their decision to enroll in the trials. Furthermore, patients suffering from diseases within target indications may enroll in competing clinical trials, which could negatively affect our ability to complete enrollment of our trials. Enrollment challenges in clinical trials often result in increased development costs for a product candidate, significant delays and potentially the abandonment of the clinical trial.

We may have other delays in completing our clinical trials and we may not complete them at all.

We have not commenced the clinical trials necessary to obtain FDA approval to market our product candidate, BRTX-100, or any of our other product candidates in development. Since we lack significant experience in completing clinical trials and bringing a drug through commercialization, we have hired outside consultants with such experience. Clinical trials for BRTX-100 and other product candidates in development may be delayed or terminated as a result of many factors, including the following:

●	patients failing to complete clinical trials due to dissatisfaction with the treatment, side effects, concerns over COVID-19, or other reasons;

●	failure by regulators to authorize us to commence a clinical trial;

●	suspension or termination by regulators of clinical research for many reasons, including concerns about patient safety, the failure of study sites and/or investigators in our clinical research program to comply with GCP requirements, or our failure, or the failure of our contract manufacturers, to comply with current cGMP requirements;

●	delays or failure to obtain clinical supply for our products necessary to conduct clinical trials from contract manufacturers;

●	treatment candidates demonstrating a lack of efficacy during clinical trials;

●	treatment candidates demonstrating significant safety signals; and/or

●	inability to continue to fund clinical trials or to find a partner to fund the clinical trials.

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

The clinical trials of our product candidates are, and the manufacturing and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because some of our product candidates are subject to regulation as biological drug products, we will need to demonstrate that those products are safe, pure, and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use. The risk/benefit profile required for product licensure will vary depending on these factors and may include decrease or elimination of pain, adequate duration of response, a delay in the progression of the disease, an improvement in function and/or decrease in disability.

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

We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if our product candidates meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions or conditions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process. Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, contraindications or a Risk Evaluation and Mitigation Strategy, or REMS. These regulatory authorities may require warnings or precautions with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims or allow the promotional claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and materially and adversely affect our business, financial condition, results of operations and prospects.

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

We do not have exclusive license rights with regard to the disc/spine technology. The lack of such exclusive rights could have a material adverse effect upon us.

Pursuant to our license agreement with Regenerative Sciences, LLC, we were required to complete our Phase 2 clinical trial by a certain date in order to maintain our exclusive rights with regard to the disc/spine technology. Such time has passed and accordingly our license rights are currently non-exclusive. We are in negotiations with the licensor with regard to a possible reinstatement of the exclusive nature of our rights. No assurances can be given in this regard. The lack of such exclusive rights will not affect our ability to conduct our Phase 2 clinical trial with regard to BRTX-100 but could have a material adverse effect upon our business, results of operations and financial condition. See “Item 1 (“Business-Disc/Spine Program – License”).

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

The enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated regulatory pathway for the approval of products demonstrated to be biosimilar, or “highly similar,” to or “interchangeable” with an FDA-approved innovator (original) biologic product. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing reference product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product is approved under a biologics license application, or BLA. The FDA has developed considerable experience with the biosimilar and interchangeable biosimilar processes since the enactment of the BPCIA in 2009. Should any of our product candidates be approved via the BLA pathway, we expect that biosimilar applicants will seek approval of biosimilar, and/or interchangeable, versions of our product that could result in lower prices for our products.

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

The FDA’s regulation of therapies derived from stem cell products and technologies is evolving and may continue to evolve. In December 2016, the 21st Century Cures Act, or the Cures Act, was signed into law in the United States to advance access to medical innovations. Among other things, the Cures Act established a new FDA regenerative medicine advanced therapy, or RMAT, designation. This designation offers a variety of benefits to product candidates, including enhanced FDA support during clinical development, priority review on application filing, accelerated approval based on potential surrogate endpoints, and the potential use of patient registry data and other forms of real world evidence for post-approval confirmatory studies. There is no certainty that any of our product candidates will receive RMAT designation or any other type of expedited review program designation from the FDA. In any event, the receipt of an FDA RMAT designation or other expedited review program designation may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA.

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

There can be no assurance that we will obtain regulatory approvals or clearances in all of the countries where we intend to market our products and services, that we will not incur significant costs in obtaining or maintaining foreign regulatory approvals or clearances, or that we will be able to successfully commercialize our products and services in various foreign markets. Delays in receipt of approvals or clearances to market our products and services in foreign countries, failure to receive such approvals or clearances or the future loss of previously received approvals or clearances could have a substantial negative effect on our results of operations and financial condition.

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

Our commercial success will also depend upon our ability to avoid infringing patents issued to others. If we were judicially determined to be infringing on any third-party patent, we could be required to pay damages, alter our products, services or processes, obtain licenses, or cease certain activities. If we are required in the future to obtain any licenses from third parties for some of our products and/or services, there can be no guarantee that we would be able to do so on commercially favorable terms, if at all. United States and foreign patent applications are not immediately made public, so we might be surprised by the grant to someone else of a patent on a technology we are actively using. Although we conducted a freedom to operate, or FTO, search years ago on the licensed technology associated with our Disc/Spine Program, modifications made, and/or further developments that may be made, to that technology may not be covered by the initial FTO. No FTO has been undertaken with respect to our ThermoStem brown fat initiative.

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

Our product candidates for which we obtain regulatory approval will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for our product candidates also may be subject to a REMS or the specific obligations imposed as a condition for marketing authorization by equivalent authorities in a foreign jurisdiction, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. For example, in the United States, the holder of an approved new drug application, or NDA, or BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the NDA or BLA. The holder of an approved NDA or BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with the Federal Food, Drug and Cosmetic Act, or FDCA, and implementing regulations and are subject to FDA oversight and post-marketing reporting obligations, in addition to other potentially applicable federal and state laws.

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

In the United States, the research, manufacturing, distribution, sale, and promotion of drugs and biologic products are subject to regulation by various federal, state, and local authorities, including the FDA, the Centers for Medicare and Medicaid Services, or CMS, other divisions the Department of Health and Human Services, or HHS (e.g., the Office of Inspector General), the United States Department of Justice offices of the United States Attorney, the Federal Trade Commission and state and local governments. Our operations are directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including the federal Anti-Kickback Statute, or AKS, the federal civil and criminal False Claims Act, or FCA, the Physician Payments Sunshine Act and regulations and equivalent provisions in other countries. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business.

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

Further, in the event we determine to operate in foreign jurisdictions, including conducting clinical trials, we will need to comply with the United States Foreign Corrupt Practices Act of 1977, or the FCPA. The FCPA prohibits a corporation, including its subsidiaries, third-party contractors, distributors, consultants and employees, from corruptly making or offering to make payments to foreign officials for the purpose of obtaining or enhancing business. Under the law, “foreign officials” include employees of health systems operated by government entities. The FCPA also establishes specific record-keeping and internal accounting controls. Violations of the FCPA can result in the imposition of civil penalties or criminal prosecution. Failure to comply with the FCPA will adversely affect our business.

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

We currently do not and in the future may not independently conduct all aspects of our product candidate research and preclinical and clinical testing and product candidate manufacturing. If we rely on third parties, including CROs, medical institutions, and contract laboratories to monitor and manage data for our ongoing preclinical and clinical programs, we will still maintain responsibility for ensuring their activities are conducted in accordance with the applicable study protocol, legal, regulatory and scientific standards. We and our third-party vendors will be required to comply with current cGMP, GCP, and Good Laboratory Practice, or GLP, requirements, which are a collection of laws and regulations enforced by the FDA, the EU and comparable foreign authorities for all of our product candidates in clinical development.

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

In addition, other legislative changes have been adopted since the PPACA was enacted. These changes include aggregate reductions in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2018, will remain in effect through 2027 unless additional Congressional action is taken. The 2% reduction was paused pursuant to The Coronavirus Aid, Relief, and Economic Security (CARES) Act and subsequent legislation, but will resume on a graduated basis beginning in April 2022. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Congress has since considered additional reductions in Medicare reimbursement for drugs and devices as part of legislation to reduce the budget deficit. Similar legislation could be enacted in the future. The Medicare regulations and interpretive determinations that determine how drugs, devices and services are covered and reimbursed also are subject to change. These laws, regulations, and interpretive determinations may result in additional reductions in Medicare and other health care funding, which could impact our business.

Healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and decreased reimbursement. In recent years, Congress passed certain legislation to alter aspects of the PPACA. In addition, Congress and select states have continued to propose legislation to alter and/or repeal the PPACA and/or transform certain aspects of existing federal and state health programs. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates. It is difficult to predict how enforcement initiatives under the PPACA and/or additional legislation or regulation enacted in the future may impact our business. If the PPACA and/or additional legislation or regulation enacted in the future cause such unintended consequences or indirect impact, they could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Common Stock

We pay no dividends.

We have never paid cash dividends in the past, and currently do not intend to pay any cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that any dividends of any kind will ever be paid to holders of our common stock.

There is no assurance that an active trading market for our common stock will be sustained.

Our common stock is listed on Nasdaq. However, no assurance can be given that an active market for our common stock will be sustained. In addition, although there have been market makers in our common stock, we cannot assure that these market makers will continue to make a market in our securities or that other factors outside of our control will not cause them to stop market making in our securities. Making a market in securities involves maintaining bid and ask quotations and being able to effect transactions in reasonable quantities at those quoted prices, subject to various securities laws and other regulatory requirements. Furthermore, the development and maintenance of a public trading market depends upon the existence of willing buyers and sellers, the presence of which is not within our control or that of any market maker. Market makers are not required to maintain a continuous two-sided market, are required to honor firm quotations for only a limited number of securities, and are free to withdraw firm quotations at any time. Even with a market maker, factors such as our past losses from operations and the small size of our company mean that there can be no assurance of an active and liquid market for our securities developing in the foreseeable future. Even if there is a market for our securities, we cannot assure that securityholders will be able to resell their securities at any price.

Stockholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144 due to our former status as a “shell company.”

We previously were a “shell company” pursuant to Rule 144, promulgated under the Securities Act, or Rule 144, and, as such, sales of our securities pursuant to Rule 144 cannot be made unless, among other things, we continue to remain subject to Section 13 or 15(d) of the Exchange Act, and we file all of our required periodic reports with the SEC under the Exchange Act. Because our unregistered securities cannot be sold pursuant to Rule 144 unless we continue to meet such requirements, any unregistered securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose, will have no liquidity unless we continue to comply with such requirements. As a result, it may be more difficult for us to obtain financing to fund our operations and pay our consultants and employees with our securities instead of cash.

We have incurred, and will continue to incur, increased costs as a result of being an SEC reporting company.

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. As a reporting company, we incur significant legal, accounting and other expenses in connection with our public disclosure and other obligations. Based upon SEC regulations currently in effect, we are required to establish, evaluate and report on our internal control over financial reporting. We believe that compliance with the myriad of rules and regulations applicable to reporting companies and related compliance issues will continue to require a significant amount of time and attention from our management.

Material weaknesses in our internal control over financial reporting may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our consolidated financial statements.

We identified control deficiencies in the design and operation of our internal control over financial reporting that constituted a material weakness, as further described in Item 9A of this Annual Report (“Controls and Procedures”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. Our material weakness related to the following control deficiencies:

●	Lack of adherence to formal policies and procedures post-bankruptcy;

●	Lack of risk assessment procedures on internal controls to detect financial reporting risks on a timely manner; and

●	Lack of sufficient formal procedures and controls to achieve complete and accurate financial reporting and disclosures, including controls over the preparation and review of journal entries and account reconciliations. Additionally, we did not design and maintain controls to ensure appropriate segregation of duties.

The deficiencies described above, if not remedied, could result in a misstatement of one or more account balances or disclosures in our annual or interim consolidated financial statements that would not be prevented or detected, and, accordingly, we determined that these control deficiencies constitute a material weakness.

To address our material weakness, we have added accounting and finance personnel and implemented new financial accounting processes. We intend to continue to take steps to remediate the material weakness described above through implementing enhancements and controls within our accounting systems, hiring additional qualified accounting and finance resources and further evolving our accounting and quarterly and annual close processes. We will not be able to remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time. The redesign and implementation of improvements to our accounting and proprietary systems and controls may be costly and time consuming and the cost to remediate may impair our results of operations in the future.

If we fail to remediate our material weakness, identify future material weaknesses in our internal control over financial reporting or fail to meet the demands that have been placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 of the Sarbanes-Oxley Act could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weakness, our reputation, results of operations and financial condition could suffer.

Our stock price may fluctuate significantly and be highly volatile and this may make it difficult for a securityholder to resell our securities at the volume, prices and times the securityholder finds attractive.

The market price of our common stock may be subject to significant fluctuations and be highly volatile, which may make it difficult for a securityholder to resell our securities at the volume, prices and times the securityholder finds attractive. There are many factors that will impact our stock price and trading volume, including, but not limited to, the factors listed above under “Risks Related to Our Business Generally,” “Risks Related to Our Cell Therapy Product Development Efforts,” “Risks Related to Our Intellectual Property,” “Risks Related to Government Regulation,” “Risks Related to Our Common Stock” and “Risks Associated with Our Nasdaq Listing.”

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

We currently have authorization to issue up to 75,000,000 shares of common stock of which, as of March 28, 2022, 3,626,603 shares were issued and outstanding. We are not restricted from issuing additional shares of our common stock in the future, including securities convertible into, or exchangeable or exercisable for, shares of our common stock. In addition, there are 1,543,158 shares of Series A preferred stock issued and outstanding. Such shares are convertible under certain circumstances into an equal number of shares of common stock.

Pursuant to our Chapter 11 Plan of Reorganization, an aggregate of 262,432 shares of common stock were issued to holders of unsecured claims. Such shares are freely tradeable in the public market, except for shares held by affiliates.

Pursuant to our November 2021 public offering of securities, we issued warrants for the purchase of an aggregate of 2,645,000 shares of common stock as well as underwriter warrants for the purchase of 235,970 shares of common stock. We have an effective registration statement on Form S-1 under the Securities Act registering the issuance of such shares. The shares issuable pursuant to the registration statement on Form S-1 will be freely tradable in the public market, except for shares held by affiliates. In addition, in connection with the public offering and pursuant to exchange agreements entered into with holders of convertible notes and warrants, we issued an aggregate of 313,789 shares of common stock and warrants for the purchase of an aggregate of 1,856,938 shares of common stock. The shares of common stock issued to such holders are eligible for resale in the open market (subject to Rule 144 volume limitations applicable to affiliates), potentially causing sales in the market to increase and our stock price to decline. We have agreed to register the resale of the shares of common stock issuable upon exercise of such warrants. The issuance of shares of common stock upon exercise of the above warrants would dilute the ownership of our stockholders.

We also have an effective registration statement on Form S-8 under the Securities Act registering 1,175,000 shares of our common stock issuable under our 2021 Stock Incentive Plan, or the 2021 Plan. As of March 28, 2022, options to purchase 838,550 shares of our common stock were outstanding under the 2021 Plan. In addition, as of such date, 220,528 RSUs were outstanding under the 2021 Plan. The shares issuable pursuant to the registration statement on Form S-8 will be freely tradable in the public market, except for shares held by affiliates. We intend to include a resale prospectus in our registration statement on Form S-8 with regard to the 2021 Plan covering the resale of the shares issuable to Messrs. Alstodt and Silva (and other affiliates) upon their exercise of options held by them and the vesting of the above described RSUs. The resale of such shares will be currently subject to the volume limitations imposed by Rule 144.

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

In addition, our Board of Directors is authorized to designate and issue 18,456,842 shares of preferred stock without further stockholder approval, containing such rights and preferences as our Board of Directors shall determine. We may also issue other equity and equity-related securities that are senior to our common stock in the future for a number of reasons, including, without limitation, to support operations and growth, and to comply with any future changes in regulatory standards.

Anti-takeover provisions and the regulations to which we may be subject may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to our securityholders.

We are currently incorporated in Delaware. Anti-takeover provisions in Delaware law and our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us and may prevent stockholders from receiving a premium for their securities. Our certificate of incorporation provides that our Board of Directors may issue up to 20,000,000 shares of preferred stock, in one or more series, without stockholder approval and with such terms, preferences, rights and privileges as the Board of Directors may deem appropriate. Of such 20,000,000 authorized shares, 1,543,158 shares of Series A preferred stock are issued and outstanding. These provisions and other factors may hinder or prevent a change in control, even if the change in control would be perceived as beneficial to, or sought by, our other stockholders.

Our common stock is classified as a “penny stock;” the restrictions of the penny stock regulations of the Securities and Exchange Commission, or SEC, may result in less liquidity for our common stock.

The SEC has adopted regulations which define a “penny stock” to be any equity security that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Unless exempt, the rules require the delivery, prior to any transaction involving a penny stock by a retail customer, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker/dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The market price for shares of our common stock is currently below $5.00 and we do not satisfy any of the exceptions to the SEC’s definition of penny stock. Accordingly, our common stock is currently classified as a penny stock. As a result of the penny stock restrictions, brokers or potential investors may be reluctant to trade in our securities, which may result in less liquidity for our securities.

Risks Associated with Our Nasdaq Listing

We cannot assure you that we will be able to continue to comply with the minimum bid price requirement of Nasdaq.

Although the market price of our common stock satisfied the initial listing minimum bid price requirement for Nasdaq, there can be no assurance that the market price of our common stock will remain at the $1.00 per share level required for continuing compliance with that requirement. There are many factors, such as negative financial or operational results, that could adversely affect the market price of our common stock and jeopardize our ability to maintain Nasdaq’s minimum bid price requirement.

The market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that our Nasdaq listing may help generate greater or broader investor interest, including institutional investors, there can be no assurances in that regard. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2021.

Management has completed such evaluation and has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of December 31, 2021 were not effective.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2021 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses:

●	Lack of adherence to formal policies and procedures post-bankruptcy; and

●	Lack of risk assessment procedures on internal controls to detect financial reporting risks on a timely manner.

●	Lack of sufficient formal procedures and controls to achieve complete and accurate financial reporting and disclosures, including controls over the preparation and review of journal entries and account reconciliations.

Management’s Plan to Remediate the Material Weaknesses

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include:

●	New management personnel, including our new Chief Financial Officer, who is overseeing the financial reporting process and implementation of enhanced controls and governance;
●	Engagement of external financial consulting firm to continue to enhance financial reporting, financial operations and internal controls; and
●	Documentation of key procedures and controls using a risk-based approach.

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

Changes in Internal Control Over Financial Reporting

Other than described above there have been no changes in our internal control over financial reporting that occurred during our fourth quarter of 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness in Internal Control over Financial Reporting

We had previously reported that, as of December 31, 2020, we had identified the following material weakness in our internal control over financial reporting:

●	Inadequate segregation of duties due to limited personnel consistent with control objectives;

During the year ended December 31, 2021, we took corrective action and/or placed in operation controls to address the material weaknesses described above by engaging an outsourced financial consulting firm and hiring a CFO to ensure that segregation of duties is maintained.

Based on the corrective actions described above, it is management’s conclusion that the material weakness noted above that existed as of December 31, 2020 has been remediated.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Information regarding our directors and executive officers is set forth below. Each of our officers devotes his full business time in providing services on our behalf.

Name	Age	Positions Held
Lance Alstodt	51	Chief Executive Officer, President and Chairman of the Board
Francisco Silva	47	Vice President of Research and Development, Secretary and Director
Robert E. Kristal	55	Chief Financial Officer
Robert Paccasassi	53	Vice President of Quality Assurance/Regulatory Compliance
Nickolay Kukekov, Ph.D.	48	Director, Compensation Committee Chair
Patrick F. Williams	49	Director, Audit Committee Chair
David Rosa	58	Director, Nominating Committee Chair

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

Robert E. Kristal

Robert E. Kristal has served as our Chief Financial Officer since November 2021. Mr. Kristal is an experienced Wall Street and Bay Street professional who has served in various management roles within multiple business lines of investment banks. From 2016 to 2020, he was Head of Equity Research at H.C. Wainwright. Mr. Kristal provided investment banking and merchant banking services from 2013 to 2016 at H.C. Wainwright and T.R. Winston. He is a Charted Financial Analyst. Mr. Kristal received a Bachelor of Arts degree in Economics from Wilfrid Laurier University and a Bachelor of Commerce (Honors) degree in Finance from the University of Windsor.

Robert Paccasassi

Robert Paccasassi has served as our Vice President of Quality Assurance/Regulatory Compliance since December 2021, having previously served in such position from August 2016 to September 2020, and having previously served as our Director of Quality and Compliance from September 2015 to August 2016. Mr. Paccasassi has over 20 years of experience in highly regulated product operations, with specific expertise in GMP (large and small molecule) clinical and commercial quality assurance and regulatory compliance leadership roles. He was the Director of Quality Systems (GMP) at Merck KGaA (Dermstadt, Germany) from 2011 to 2014. In this role, Mr. Paccasassi was responsible for leading the ongoing development and implementation of the Corporate Quality Unit’s global GMP policies, processes and directives. He held key quality and compliance management roles at EMD Serono, Biogen Idec, Millennium Pharmaceuticals and Regeneron Pharmaceuticals. Mr. Paccasassi was a Chief Technologist/Site Head overseeing all day to day technical and quality operations of two cGMP biologic production laboratories for Curative Health Services. He was also a Medical Technologist working in the field of immunohematology at Brigham & Women’s Hospital, Boston, Massachusetts. Mr. Paccasassi received a Masters in Business Administration (MBA) degree from Johnson & Wales University and a Bachelor of Science degree in Medical Technology/Biology from the University of Rhode Island.

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

Patrick F. Williams

Patrick F. Williams has served as one of our directors since November 2021. Mr. Williams has more than 20 years of experience across medical device, consumer product goods and technology sectors. Appointed as Chief Financial Officer of STAAR Surgical Company, or STAAR, in July 2020, Mr. Williams is responsible for optimizing the financial performance of STAAR and ensuring the scalability of various functions to support high growth expansion. From 2016 to 2019, he served as the Chief Financial Officer of Sientra, Inc. before transitioning to General Manager for its miraDry® business unit. From 2012 to 2016, Mr. Williams served as Chief Financial Officer of ZELTIQ Aesthetics, Inc., a publicly-traded medical device company that was acquired by Allergan. Previously, he served as Vice President in finance, strategy and investor relations roles from 2007 to 2012 at NuVasive, Inc., a San-Diego based medical device company servicing the spine sector. He has also held finance roles with Callaway Golf and Kyocera Wireless. Mr. Williams received an MBA in Finance and Management from San Diego State University and a Bachelor of Arts in Economics from the University of California, San Diego. We believe that Mr. Williams’ executive-level management experience with healthcare-related businesses, including his financial management expertise, give him the qualifications to serve as one of our directors.

David Rosa

David Rosa has served as one of our directors since November 2021. Mr. Rosa has served as the Chief Executive Officer, President and a director of NeuroOne Medical Technologies Corporation, or NeuroOne (Nasdaq: NMTC), since July 2017 and served as Chief Executive Officer and a director of NeuroOne, Inc., formerly its wholly-owned subsidiary, from October 2016 until December 2019, when NeuroOne, Inc. merged with and into NeuroOne. NeuroOne is committed to providing minimally invasive and hi-definition solutions for EEG recording, brain stimulation and ablation solutions for patients suffering from epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders that may improve patient outcomes and reduce procedural costs. From November 2009 to November 2015, Mr. Rosa served as the Chief Executive Officer and President of Sunshine Heart, Inc., n/k/a CHF Solutions, Inc. (Nasdaq: CHFS), a publicly-held early-stage medical device company. From 2008 to November 2009, he served as Chief Executive Officer of Milksmart, Inc., a company that specializes in medical devices for animals. From 2004 to 2008, Mr. Rosa served as the Vice President of Global Marketing for Cardiac Surgery and Cardiology at St. Jude Medical, Inc. He serves as a director on the board of directors of Biotricity Inc (OTCMKTS: BTCY). We believe that Mr. Rosa’s senior leadership experience in the medical device industry and his strong technical, strategic, and operational expertise give him the qualifications to serve as one of our directors.

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

Formerly Senior Pharmacologist and Director of Quality Assurance, Food and Drug Administration’s Center for Biologics Evaluation and Research

Jason Lipetz, M.D. Chairman, Disc Advisory Committee

Founder, Long Island Spine Rehabilitation Medicine;

Chief of Spine Medicine, Northwell Health Spine Center;

Clinical Assistant Professor, Department of Physical Medicine and Rehabilitation, Zucker School of Medicine at Hofstra/Northwell

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

Formerly Director of Spine, Sports and Musculoskeletal Medicine Fellowship, University of Pennsylvania

Gerard A. Malanga, M.D.

Founder, Partner and Physiatrist, New Jersey Sports Medicine, LLC and New Jersey Regenerative Institute;

Chair, American Academy of Physical Medicine and Rehabilitation Task Force on Regenerative Medicine;

Past President, Interventional Orthopedic Foundation

Family Relationships

There are no family relationships among any of our executive officers, directors and Scientific Advisory Board members.

Term of Office

We have a classified Board of Directors. The directors will hold office until the respective annual meetings of stockholders indicated below and until their respective successors are elected and qualified or until their earlier resignation or removal.

Name	Class	Term Expires

Lance Alstodt	III	2023
Francisco Silva	II	2022
Nickolay Kukekov	I	2024
Patrick F. Williams	III	2023
David Rosa	II	2022

Each executive officer will hold office until the initial meeting of the Board of Directors following the next annual meeting of stockholders and until his successor is elected and qualified or until his or her earlier resignation or removal.

Audit Committee

The Audit Committee of the Board of Directors is responsible for overseeing our accounting and financial reporting processes and the audits of our financial statements. The members of the Audit Committee are Mr. Williams (Chair), Dr. Kukekov and Mr. Rosa.

Audit Committee Financial Expert

Our Board has determined that Mr. Williams qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K.

Delinquent Section 16(a) Beneficial Ownership Reports

Section 16 of the Exchange Act requires that reports of beneficial ownership of common stock and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2021. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission, during the fiscal year ended December 31, 2021, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Mr.. Kristal filed his Form 3 and one Form 4 (reporting one transaction) late.

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

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2021 and 2020 by (i) our principal executive officer, and (ii) our most highly compensated executive officer, other than our principal executive officer, who was serving as an executive officer as of December 31, 2021 and whose total compensation for the 2021 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the Named Executive Officers):

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	All Other Compensation	Total
Lance Alstodt	2021	$275,000	$-	$6,984,812	$14,081,677	$-	$21,341,489
Chief Executive Officer (2)	2020	$64,317	$-	$-	$-	$-	$64,317

Francisco Silva	2021	$259,375	$-	$6,984,812	$14,081,677	$-	$21,325,864
VP, Research and Development	2020	$207,553	$-	$-	$-	$-	$207,553

(1)	Amounts reflect the aggregate grant date fair value of grants made in the fiscal year computed in accordance with stock-based accounting rules (FASB ASC Topic 718-Stock Compensation). Assumptions used in the calculations of these amounts are included in Note 8 to our consolidated financial statements included in this Annual Report.
(2)	Mr. Alstodt served as our Executive Vice President and Chief Strategy Officer from October 15, 2018 through February 24, 2020. Mr. Alstodt has been serving as our President, Chief Executive Officer and Chairman of the Board since November 16, 2020.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2021 to the Named Executive Officers:

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested		Market value of shares of units that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Lance Alstodt	201,767	91,712	(1)	-	$13.50	3/18/2031	-		$-	-	$-

Lance Alstodt	21,030	21,029	(2)	-	$13.50	11/4/2031	-		$-	-	$-

Lance Alstodt	-	-		-	$-	-	146,740	(3)	$636,852	-	$-

Francisco Silva	201,767	91,712	(1)	-	$13.50	3/18/2031	-		$-	-	$-

Francisco Silva	21,030	21,029	(2)	-	$13.50	11/4/2031	-		$-	-	$-

Francisco Silva	-	-		-	$-	-	146,740	(3)	$636,852	-	$-

Francisco Silva	1			-	$18,800	2/10/2022	-		$-	-	$-

Francisco Silva	1	1	(4)	-	$18,800	5/2/2022	-		$-	-	$-

Francisco Silva	1	-		-	$18,800	12/7/2022	-		$-	-	$-

Francisco Silva	1	-		-	$18,800	10/4/2023	-		$-	-	$-

Francisco Silva	3	-		-	$18,800	2/18/2024	-		$-	-	$-

Francisco Silva	1	-		-	$18,800	3/12/2024	-		$-	-	$-

Francisco Silva	9	-		-	$18,800	10/23/2024	-		$-	-	$-

Francisco Silva	6	-		-	$18,800	9/4/2025	-		$-	-	$-

Francisco Silva	15	-		-	$14,920	6/10/2026	-		$-	-	$-

Francisco Silva	20	-		-	$11,200	7/12/2027	-		$-	-	$-

Francisco Silva	25	-		-	$4,920	10/29/2028	-		$-	-	$-

(1)	Option becomes exercisable in five nearly equal quarterly installments beginning on March 18, 2022.

(2)	Option becomes exercisable in eight nearly equal quarterly installments beginning on November 4, 2022.

(3)	Restricted stock vests in three nearly equal annual installments beginning on March 18, 2022.

(4)	Option is exercisable commencing on the date (provided that such date is during Mr. Silva’s employment with us), if any, on which either (i) the FDA approves a biologics license application made by us with respect to any biologic product or (ii) a 510(k) Premarket Notification submission is made by us to the FDA with respect to a certain device.

Employment Agreements

Lance Alstodt

Effective November 16, 2020, Mr. Alstodt was elected our Chief Executive Officer, President and Chairman of the Board. On March 18, 2021, we entered into an employment agreement with Mr. Alstodt which provides for a term ending on March 18, 2026. Pursuant to the employment agreement, Mr. Alstodt currently is entitled to receive an annual salary of $400,000 (giving effect to a $150,000 performance salary increase received in November 2021). Concurrently with the execution of the employment agreement, we granted to Mr. Alstodt pursuant to the 2021 Plan (i) a ten year option for the purchase of 293,479 shares of our common stock at an exercise price of $47.60 per share (which exercise price was subsequently reduced to $13.50 per share and further reduced, subject to stockholder approval, to $5.08 per share) and (ii) 146,740 restricted stock units, or RSUs. The option vests to the extent of 50% thereof on the date of grant, 12.5% on November 4, 2021 and the balance in six equal quarterly installments commencing on December 18, 2021. The RSUs vest in three equal annual installments on the first, second and third anniversaries of the date of grant. In the event that Mr. Alstodt’s employment is terminated by us without “cause”, or Mr. Alstodt terminates his employment for “good reason” (each as defined in the employment agreement), Mr. Alstodt will be entitled to receive severance in an amount up to one time his then annual base salary. If Mr. Alstodt’s employment with us is terminated without cause, the option granted to Mr. Alstodt will vest and become exercisable and such option will remain exercisable until its expiration date notwithstanding such termination of employment with us. In addition, the RSUs granted to Mr. Alstodt will vest in the event of the termination of his employment without cause. Further, in the event of a change in control (as defined in the 2021 Plan), 50% of the unvested RSUs shall vest as of the date of the change in control and the remainder shall vest upon the earlier of the one year anniversary of the change in control or the date on which the RSU was scheduled to vest, subject to earlier vesting in the event Mr. Alstodt’s employment is terminated without cause. In March 2022, we and Mr. Alstodt agreed that, in lieu of a $50,000 increase in his annual salary (as provided for in his employment agreement), we issued to Mr. Alstodt 12,438 RSUs (having a value of $50,000), which RSUs will vest in twelve equal monthly installments. Such grant was in consideration of Mr. Alstodt deferring his right to receive the $50,000 increase in his salary for one year. Effective in March 2023, pursuant to his employment agreement, Mr. Alstodt will be entitled to his annual increase of $50,000 in his salary (plus, in March 2023, the $50,000 salary increase deferral discussed above).

Francisco Silva

On March 18, 2021, we and Mr. Silva entered into an employment agreement which provides for a term ending on March 18, 2026. Pursuant to the employment agreement, Mr. Silva is currently entitled to receive an annual salary of $375,000 (giving effect to a $150,000 performance salary increase received in November 2021). Concurrently with the execution of the employment agreement, we granted to Mr. Silva pursuant to the 2021 Plan (i) a ten year option for the purchase of 293,479 shares of our common stock at an exercise price of $47.60 per share (which exercise price was subsequently reduced to $13.50 per share and further reduced, subject to stockholder approval, to $5.08 per share) and (ii) 146,740 RSUs. The option vests to the extent of 50% thereof on the date of grant, 12.5% on November 4, 2021 and the balance in six equal quarterly installments commencing on December 18, 2021. The RSUs vest in three equal annual installments on the first, second and third anniversaries of the date of grant. In the event that Mr. Silva’s employment is terminated by us without “cause”, or Mr. Silva terminates his employment for “good reason” (each as defined in the employment agreement), Mr. Silva will be entitled to receive severance in an amount up to one time his then annual base salary. If Mr. Silva’s employment with us is terminated without cause, the option granted to Mr. Silva will vest and become exercisable and such option will remain exercisable until its expiration date notwithstanding such termination of employment with us. In addition, the RSU’s granted to Mr. Silva will vest in the event of the termination of his employment without cause. Further, in the event of a change in control (as defined in the 2021 Plan), 50% of the unvested RSUs shall vest as of the date of the change in control and the remainder shall vest upon the earlier of the one year anniversary of the change in control or the date on which the RSU was scheduled to vest, subject to earlier vesting in the event Mr. Silva’s employment is terminated without cause. In March 2022, we and Mr. Silva agreed that, in lieu of a $50,000 increase in his annual salary (as provided for in his employment agreement), we issued to Mr. Silva 12,438 RSUs (having a value of $50,000), which RSUs will vest in twelve equal monthly installments. Such grant was in consideration of Mr. Silva deferring his right to receive the $50,000 increase in his salary for one year. Effective in March 2023, pursuant to his employment agreement, Mr. Silva will be entitled to his annual increase of $50,000 in his salary (plus, in March 2023, the $50,000 salary increase deferral discussed above).

Director Compensation

The following table sets forth certain information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2021:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Nickolay Kukekov	$-	$-	$128,194	(2)	$-	$-	$-	$128,194
Patrick F. Williams	$-	$-	$53,287	(3)	$-	$-	$-	$53,287
David Rosa	$-	$-	$53,287	(4)	$-	$-	$-	$53,287

(1)	Amounts reflect the aggregate grant date fair value of grants made in the fiscal year computed in accordance with stock-based accounting rules (FASB ASC Topic 718-Stock Compensation). Assumptions used in the calculations of these amounts are included in Note 8 to our consolidated financial statements included in this Annual Report.

(2)	As of December 31, 2021. Dr. Kukekov held options for the purchase of 25,236 shares of common stock.

(3)	As of December 31, 2021, Mr. Williams held options for the purchase of 10,490 shares of common stock.

(4)	As of December 31, 2021, Mr. Rosa held options for the purchase of 10,490 shares of common stock.

Dr. Kukekov and Messrs. Williams and Rosa, our non-employee directors, as compensation for their services as a director, are granted stock options by us from time to time.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Stockholders

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of March 28, 2022, known by us, through transfer agent records and reports filed with the SEC, to be held by: (i) each person who beneficially owns 5% or more of the shares of common stock then outstanding; (ii) each of our directors; (iii) each of our Named Executive Officers (as defined above); and (iv) all of our directors and executive officers as a group. The following table also sets forth certain information regarding the beneficial ownership of our Series A preferred stock as of March 28, 2022.

The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act. To our knowledge, and unless otherwise indicated, each stockholder has sole voting power and investment power over the shares listed as beneficially owned by such stockholder, subject to community property laws where applicable. Percentage ownership is based on 3,626,603 shares of common stock and 1,543,158 shares of Series A preferred stock outstanding as of March 28, 2022.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Approximate Percent of Class	Number of Shares of Series A Preferred Stock Beneficially Owned		Approximate Percent of Class
Directors and Executive Officers
Lance Alstodt(1)	306,396	(2)	7.9%	-		-
Francisco Silva(1)	304,074	(3)	7.9%	-		-
Nickolay Kukekov	12,618	(4)	*	-		-
Patrick F. Williams	2,623	(4)	*	-		-
David Rosa	2,623	(4)	*	-		-
All directors and executive officers as a group (7 persons)	632,337	(5)	15.3%	-		-
Certain Beneficial Owners
Dale Broadrick(6)	508,484	(7)	14.0%	-		-
Auctus Fund, LLC(8)	180,967	(9)	4.99%	1,543,158	(10)	100%

*	Less than 1%

(1)	Address is 40 Marcus Drive, Suite One, Melville, New York 11747.

(2)	Includes 241,139 shares of common stock issuable upon the exercise of currently exercisable options.

(3)	Includes 241,223 shares of common stock issuable upon the exercise of currently exercisable options and 11,829 shares of common stock held by Mr. Silva in a retirement account.

(4)	Represents shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days.

(5)	Includes 504,229 shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days.

(6)	Address is 3003 Brick Church Pike, Nashville, Tennessee

(7)	Based upon Amendment No. 6 to Schedule 13D filed with the Securities and Exchange Commission. Includes 1,359 shares common stock issuable upon the exercise of currently exercisable warrants.

(8)	Address is 545 Boylston Street, 2nd Floor, Boston, Massachusetts 02116.

(9)	Auctus Fund, LLC, or Auctus, holds a warrant for the purchase of up to 1,676,580 shares of our common stock. In addition, Auctus’ shares of Series A preferred stock are convertible into an aggregate of 1,543,158 shares of our common stock. However, such warrant is not exercisable, and such Series A preferred stock is not convertible into shares of our common stock, to the extent Auctus would beneficially own, after such exercise and/or conversion, more than 4.99% of our outstanding shares of common stock. The number of shares of common stock reflected in the table above as being beneficially owned by Auctus equals 4.99% of our outstanding common stock as of March 28, 2022 as we are aware of the number of shares of common stock actually owned by Auctus as of such date.

(10)	Pursuant to the Certificate of Designations of Preferred Stock with regard to the Series A preferred stock, Auctus, as the sole holder of the 1,543,158 outstanding shares of Series A preferred stock, is entitled to vote such shares based on the number of shares of common stock into which such shares are convertible (currently 1,543,158); however, pursuant to such Certificate of Designations of Preferred Stock, the voting rights of the holder of the shares of Series A preferred stock is limited to 4.99% of our then outstanding shares of common stock. Accordingly, as of March 28, 2022, based upon there being 3,626,603 shares of common stock outstanding, the holder of the Series A preferred stock was entitled to 180,967 votes.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2021 with respect to compensation plans (including individual compensation arrangements) under which our common stock are authorized for issuance, aggregated as follows:

●	All compensation plans previously approved by security holders; and
●	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	839,639	(1)	$13.50	336,450	(2)
Total	839,639		$13.50	336,450

(1)	Includes options to purchase up to 1,089 shares of common stock under the Company’s 2010 Plan.

(2)	Includes 293,480 unvested Restricted Stock Units outstanding at December 31, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Board of Directors

Our Board of Directors is comprised of Lance Alstodt (Chair), Francisco Silva, Nickolay Kukekov, Patrick F. Williams and David Rosa. Each of Dr. Kukekov, Mr. Williams and Mr. Rosa is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

Audit Committee

Mr. Williams (Chair), Dr. Kukekov and Mr. Rosa are the members of our Board’s Audit Committee. Each of Mr. Williams, Dr. Kukekov and Mr. Rosa is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market and Rule 10A-3(b)(1) under the Exchange Act. Our Board of Directors has determined that Mr. Williams qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K.

Nominating Committee

Mr. Rosa (Chair), Dr. Kukekov and Mr. Williams are the members of our Board’s Nominating Committee. Each of Mr. Rosa, Dr. Kukekov and Mr. Williams is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

Compensation Committee

Dr. Kukekov (Chair), Mr. Williams and Mr. Rosa are the members of our Board’s Compensation Committee. Each of Dr. Kukekov, Mr. Williams and Mr. Rosa is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Friedman LLP served as our independent registered public accountants for the years ended December 31, 2021 and 2020.

The following is a summary of the fees billed or expected to be billed to us by Friedman LLP, our independent registered public accountants, for professional services rendered with respect to the fiscal years ended December 31, 2021 and 2020:

	Friedman LLP
	2021	2020
Audit fees (1)	$95,000	$80,000
Audit-related fees (2)	40,500	-
Tax fees (3)	-	-
All other fees (4)	-	-
	$135,500	$80,000

(1)	Audit Fees consist of fees billed and expected to be billed for services rendered for the audit of our consolidated financial statements for the fiscal years ended December 31, 2021 and 2020, and the review of our condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit of our financial statements and in connection with the filing of Forms S-1 and S-8 registration statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed for professional services related to preparation of our U.S. federal and state income tax returns and tax advice.

(4)	All Other Fees consist of fees billed for products and services provided by our independent registered public accountants, other than those disclosed above.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.

2.1	Order of the Bankruptcy Court for the Eastern District of New York Confirming Amended Joint Plan of Reorganization of BioRestorative Therapies, Inc., and Auctus Fund, LLC (the “Plan of Reorganization”), incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 30, 2020, wherein such document is identified as Exhibit 2.1
2.2	Amended Disclosure Statement with respect to the Plan of Reorganization, together with exhibits thereto, including the Plan of Reorganization, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 30, 2020, wherein such document is identified as Exhibit 2.2
2.3	Plan Supplement to the Plan of Reorganization, together with forms of Secured Convertible Note, Unsecured Convertible Note, Class A Warrant, Class B Warrant, Intercreditor Agreement and Security Agreement attached as exhibits thereto, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 30, 2020, wherein such document is identified as Exhibit 2.3.
3.1	Certificate of Incorporation, as amended*
3.2	Bylaws, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated December 19, 2014, wherein such document is identified as Exhibit 3.4
10.1	License Agreement, dated as of January 27, 2012, between Regenerative Sciences, LLC and BioRestorative Therapies, Inc. (“License Agreement”), incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.44
10.2	Amendment to License Agreement, dated March 21, 2012, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.45
10.3	Amendment to License Agreement, dated November 30, 2015, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, wherein such document is identified as Exhibit 10.20
10.4	Lease, dated as of August 25, 2014, between BioRestorative Therapies, Inc. and 50 Republic Road, LLC, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated August 25, 2014, wherein such document is identified as Exhibit 99.1
10.5	Lease Amendment, dated as of June 4, 2019, between 50 Republic Road, LLC and BioRestorative Therapies, Inc., incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, wherein such document is identified as Exhibit 10.37
10.6	BioRestorative Therapies, Inc. 2021 Stock Incentive Plan, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated March 18, 2021, wherein such document is identified as Exhibit 99.1
10.7	Employment Agreement, dated as of March 18, 2021, by and between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated March 18, 2021, wherein such document is identified as Exhibit 99.2
10.8	Employment Agreement, dated as of March 18, 2021, by and between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated March 18, 2021, wherein such document is identified as Exhibit 99.3

10.9	Non-Qualified Stock Option Award Agreement, dated as of March 18, 2021, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated March 18, 2021, wherein such document is identified as Exhibit 99.4
10.10	Non-Qualified Stock Option Award Agreement, dated as of March 18, 2021, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated March 18, 2021, wherein such document is identified as Exhibit 99.5
10.11	Restricted Stock Unit Award Agreement, dated as of March 18, 2021, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated March 18, 2021, wherein such document is identified as Exhibit 99.6
10.12	Restricted Stock Unit Award Agreement, dated as of March 18, 2021, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated March 18, 2021, wherein such document is identified as Exhibit 99.7
10.13	Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated November 4, 2021, wherein such document is identified as Exhibit 99.2
10.14	Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated November 4, wherein such document is identified as Exhibit 99.3
10.15	Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Nickolay Kukekov*
10.16	Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Patrick F. Williams*
10.17	Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and David Rosa*
10.18	Amendment No. 1 to Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Lance Alstodt*
10.19	Amendment No. 1 to Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Francisco Silva*
10.20	Common Stock Purchase Warrant, dated November 9, 2021, issued by BioRestorative Therapies, Inc. pursuant to public offering*
10.21	Common Stock Purchase Warrant, dated November 9, 2021, issued by BioRestorative Therapies, Inc. to Auctus Fund, LLC*
10.22	Amendment No. 2 to Non-Qualified Stock Option Award Agreement, dated as of December 10, 2021, between BioRestorative Therapies, Inc. and Lance Alstodt*
10.23	Amendment No. 2 to Non-Qualified Stock Option Award Agreement, dated as of December 10, 2021, between BioRestorative Therapies, Inc. and Francisco Silva*
10.24	Amendment No. 1 to Non-Qualified Stock Option Award Agreement, dated as of December 10, 2021, between BioRestorative Therapies, Inc. and Nickolay Kukekov*
10.25	Amendment No. 1 to Non-Qualified Stock Option Award Agreement, dated as of December 10, 2021, between BioRestorative Therapies, Inc. and Patrick F. Williams*
10.26	Amendment No. 1 to Non-Qualified Stock Option Award Agreement, dated as of December 10, 2021, between BioRestorative Therapies, Inc. and David Rosa*

14	Code of Ethics, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 14
21	Subsidiaries, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, wherein such document is identified as Exhibit 21
23	Independent Registered Public Accounting Firm’s Consent*
31.1	Principal Executive Officer Certification*
31.2	Principal Financial Officer Certification*
32	Section 1350 Certification**

101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Schema Document *
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

ITEM 16.	FORM 10-K SUMMARY.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIORESTORATIVE THERAPIES, INC.

Dated: March 30, 2022	By:	/s/ Lance Alstodt
Lance Alstodt
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Lance Alstodt	Chief Executive Officer, President, Chairman of the Board and Director	March 30, 2022
Lance Alstodt	(Principal Executive Officer)

/s/ Francisco Silva	Vice President, Research and Development and Director	March 30, 2022
Francisco Silva

/s/ Robert E. Kristal	Chief Financial Officer	March 30, 2022
Robert E. Kristal	(Principal Financial Officer and Principal Accounting Officer)

/s/ Nickolay Kukekov	Director	March 30, 2022
Nickolay Kukekov

/s/ Patrick F. Williams	Director	March 30, 2022
Patrick F. Williams

/s/ David Rosa	Director	March 30, 2022
David Rosa

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of BioRestorative Therapies, Inc. & Subsidiary.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BioRestorative Therapies, Inc. & Subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for debt conversions and warrant modifications

Description of the Matter

As described in Note 7 of the consolidated financial statements, the Company entered into various settlement agreements with lenders to exchange convertible note payables and outstanding warrants for shares of the Company’s common and preferred stock and warrants (“Settlements”). In connection with the settlements, the Company recognized a loss on extinguishment of debt of approximately $16,000,000. We have identified the assessment of the accounting of the settlements to be a critical audit matter because of the judgements necessary for management to determine if the settlements resulted in debt extinguishment. The interpretation and application of the relevant accounting literature required significant auditor judgment due to the complexity of the agreement and required auditor judgment when performing audit procedures to audit management’s assessment of the accounting treatment for the amendment.

How We Addressed the Matter in Our Audit

We obtained an understanding over managements process for assessing the accounting considerations of the settlements, specifically, management’s assessment of the accounting treatment of the arrangement supporting the conclusion that the settlements were accounted for as a debt extinguishment. To evaluate management’s accounting conclusion, we performed audit procedures that included, among others, assessing the Company’s accounting memorandum and other documentation, including the application of the relevant accounting guidance. We read the relevant documents and agreements and compared the terms to the Company’s accounting documentation. We also evaluated the presentation of the transactions in the consolidated financial statements and the related footnote disclosure.

Stock Based Compensation – Equity Transactions

Description of the Matter

As described in Note 8 of the consolidated financial statements, the Company entered into equity agreements which include stock based compensation. These agreements include transactions, including the issuance of stock options and restricted stock awards, that are required to be recorded at their estimated fair values. The Company’s determination of the estimated fair values involves the identification of related financial instruments and a clear understanding of the terms of the agreements. Auditing management’s estimates of fair value requires a high degree of auditor judgment and an increased extent of effort, including the need to carefully examine to understand the true nature of the related agreements.

How We Addressed the Matter in Our Audit

Our audit procedures related to determination of the estimated fair values of these equity transactions included the following, among others;

●	We obtained an understanding of management’s process and methodology to develop the estimates.
●	We examined signed contracts and amendments.
●	We evaluated the reasonableness of the inputs and assumptions used by management in developing the estimates.
●	We evaluated the adequacy of the disclosures related to these fair value measurements.

/s/ Friedman LLP

We have served as the Company’s auditor since 2020.
Marlton, New Jersey
March 30, 2022

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS

Current Assets:
Cash	$21,026,727	$3,064,610
Accounts receivable	5,000	17,000
Prepaid expenses	436,181	105,407
Total Current Assets	21,467,908	3,187,017

Property and equipment, net	37,993	21,914
Right of use asset	357,805	473,849
Intangible assets, net	589,740	664,268

Total Assets	$22,453,446	$4,347,048

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$50,827	$118,851
Accrued expenses and other current liabilities	134,970	767,566
Lease liability, current portion	119,055	158,371
PPP loan payable, current portion	58,970	-
Total Current Liabilities	363,822	1,044,788

Lease liability, net of current portion	301,645	363,519
Notes payable, net of debt discount of $- and $5,366,869, respectively	-	4,270,233
PPP loan payable, net of current portion	191,030	-

Total Liabilities	856,497	5,678,540

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value; Authorized, 20,000,000 shares;	-	-
Series A Convertible Preferred stock, $0.01 par value; 1,543,158 Authorized, 1,543,158 and 0 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	15,432	-
Common stock, $0.0001 par value; Authorized, 75,000,000 shares; 3,520,391 and 715,544 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	353	72
Additional paid in capital	155,727,292	88,511,269
Accumulated deficit	(134,146,128)	(89,842,833)

Total Stockholders’ Equity (Deficit)	21,596,949	(1,331,492)

Total Liabilities and Stockholders’ Equity (Deficit)	$22,453,446	$4,347,048

The accompanying notes are an integral part of these consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2021	December 31, 2020

Revenues	$46,000	$77,000

Operating expenses:
Marketing and promotion	12,290	28,281
Consulting	74,992	137,250
Research and development	729,058	876,829
General and administrative	25,537,533	1,786,716
Total operating expenses	26,353,873	2,829,076

Loss from operations	(26,307,873)	(2,752,076)

Other expense:
Interest expense	(1,815,366)	(1,640,145)
Loss on extinguishment of notes payable, net	(16,180,056)	(658,152)
Change in fair value of derivative liabilities	-	(2,141,069)
Reorganization items, net	-	(4,081,245)
Total other expense	(17,995,422)	(8,520,611)

Net loss	$(44,303,295)	$(11,272,687)

Net Loss Per Share - Basic and Diluted	$(37.30)	$(28.56)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	1,187,741	394,705

The accompanying notes are an integral part of these consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2021	-	$-	715,544	$72	$88,511,269	$(89,842,833)	$(1,331,492)

Shares and warrants issued for cash related to public offering, net	-	-	2,300,000	230	21,072,453	-	21,072,683
Shares issued in connection with the public offering in exchange for notes payable, accrued interest and outstanding warrants	1,543,158	15,432	313,789	31	22,611,982	-	22,627,445
Shares issued in exchange of notes payable and accrued interest	-	-	8,069	1	317,376	-	317,377
Shares issued in cashless exercise of warrants	-	-	177,239	18	(82,146)	-	(82,128)
Shares issued in litigation settlement	-	-	750	-	21,000	-	21,000
Fair market value of beneficial conversion feature and warrants issued with convertible notes payable instruments	-	-	-	-	166,404	-	166,404
Stock-based compensation:
- restricted share units	-	-	-	-	3,671,503	-	3,671,503
- options	-	-	-	-	19,411,976	-	19,411,976
- common stock	-	-	5,000	1	25,475	-	25,476
Net loss	-	-	-	-	-	(44,303,295)	(44,303,295)

Balance as of December 31, 2021	1,543,158	$15,432	3,520,391	$353	$155,727,292	$(134,146,128)	$21,596,949

Balance at January 1, 2020	-	$-	19,463	$2	$65,793,998	$(78,570,146)	$(12,776,146)

Shares and warrants issued for cash	-	-	250	-	10,000	-	10,000
Shares issued in exchange for notes payable and accrued interest	-	-	378,950	39	2,558,893	-	2,558,932
Shares issued in satisfaction of bankruptcy allowable claims	-	-	262,432	26	14,381,233	-	14,381,259
Shares issued in cashless exercise of warrants	-	-	54,449	5	(5)	-	-
Fair market value of beneficial conversion feature and warrants issued with convertible notes payable instruments	-	-	-	-	5,075,449	-	5,075,449
Stock-based compensation:
- options	-	-	-	-	691,701	-	691,701
Net loss	-	-	-	-	-	(11,272,687)	(11,272,687)

Balance as of December 31, 2020	-	$-	715,544	$72	$88,511,269	$(89,842,833)	$(1,331,492)

The accompanying notes are an integral part of these consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net Loss	$(44,303,295)	$(11,272,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,133,539	1,278,105
Accretion of interest expense	-	2,810,973
Depreciation and amortization	89,108	121,384
Stock-based compensation	23,108,955	691,701
Shares issued in settlement of litigation	21,000
Loss on extinguishment of note payables, net	16,180,056	658,152
Reorganization items, net	-	527,455
Change in fair value of derivative liabilities	-	2,141,069
Professional fees paid for services related to bankruptcy proceedings		476,653
Non-cash lease expense	116,044	30,580
Changes in operating assets and liabilities:
Accounts receivable	12,000	15,000
Prepaid assets and other current assets	(330,774)	(70,208)
Accounts payable	(68,024)	84,631
Accrued interest, expenses and other current liabilities	812,673	542,927
Lease liability	(101,190)	-

Net cash used in operating activities	(3,329,908)	(1,964,265)

Cash flows from investing activities:

Purchases of equipment	(30,658)	-

Net cash used in investing activities	(30,658)	-

Cash flows from financing activities:
Proceeds from sale of units in public offering, net	21,072,683	-
Proceeds from notes payable	-	4,290,310
Proceeds from PPP Loan	250,000	-
Proceeds from DIP Financing	-	1,226,901
Financing costs	-	(500,000)
Sales of common stock and warrants for cash	-	10,000

Net cash provided by financing activities	21,322,683	5,027,211

Net increase in cash and cash equivalents	17,962,117	3,062,946

Cash - beginning of year	3,064,610	1,664

Cash - end of year	$21,026,727	$3,064,610

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Shares issued in exchange for notes payable and accrued interest	$317,377	$2,558,932
Accrued expense exchanged for convertible notes	$715,303	$-
Shares issued in satisfaction of bankruptcy allowable claims	$-	$14,381,259
Bifurcated embedded conversion options and warrants recorded as derivative liability and debt discount	$166,404	$2,377,818
Fair market value of beneficial conversion feature and warrants issued convertible notes payable instruments	$-	$5,075,449
Sale of warrants recorded as derivative liabilities	$-	$10,000
Convertible debt and accrued interest exchanged for common and preferred shares and warrants in public offering	$10,046,897	$-
Accrued DIP expenses exchanged for convertible notes	$698,901	$-

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

On October 27, 2021, the Company effected a 1-for-4,000 reverse stock split of its common stock. The Company has retroactively applied the reverse stock split made effective on October 27, 2021 to share and per share amounts on the consolidated financial statements for the years ended December 31, 2021 and 2020. As a result, the Company’s authorized shares of common stock was reduced from 300,000,000,000 to 75,000,000. The Company’s authorized shares of preferred stock were not affected by the reverse stock split.

On November 9, 2021, the Company completed a $23,000,000 underwritten public offering of units of securities pursuant to which an aggregate of 2,300,000 shares of the Company’s common stock and warrants for the purchase of an aggregate of 2,645,000 shares of the Company’s common stock were issued. The Company intends to use the net proceeds from the offering as follows: (i) undertaking of clinical trials with respect to BRTX-100 and its related collection and delivery procedure; (ii) pre-clinical research and development with respect to the Company’s ThermoStem Program; and (iii) for general corporate and working capital purposes. In connection with the public offering, the Company’s common stock was listed on the Nasdaq Capital Market.

On November 9, 2021, concurrently with the consummation of the public offering, the Company issued an aggregate of 313,780 shares of the Company’s common stock, 1,543,158 shares of the Company’s Series A preferred stock and warrants for the purchase of an aggregate of 1,856,938 shares of the Company’s common stock in exchange for convertible promissory notes in the aggregate principal amount of $10,046,897, together with accrued interest thereon, and warrants for the purchase of an aggregate of 3,677,997 shares of the Company’s common stock. Such indebtedness and warrants were exchanged at a price of $10.00 per unit of securities, consistent with the public offering price of the Company’s units of common stock and warrants. As a result of the exchange, the Company recorded a loss on extinguishment of notes payable, net of $16,180,056 on the statement of operations for the year ended December 31, 2021. The newly issued warrants are exercisable for a period of five years at an exercise price of $10.00 per share.

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

NOTE 2 – LIQUIDITY

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2021, the Company had an accumulated deficit of $134,146,128 and working capital surplus of approximately $21,000,000. For the year ended December 31, 2021, the Company had negative cash flows from operations of $3,329,908. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2022, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily through additional infusions of cash from equity and debt financing.

The Company believes the following has been able to mitigate the above factors with regards to its ability to continue as a going concern: on November 9, 2021, the Company received net proceeds of approximately $21,073,000 from its public offering. As a result of the above, and cash on hand of approximately $19,530,625 as of March 28, 2022, the Company believes it has sufficient cash to fund operations for the twelve months subsequent to the filing date.

Current funds on hand will not be sufficient to enable the Company to fully complete its development activities or attain profitable operations. If the Company is unable to obtain such additional financing on a timely basis, the Company may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations and liquidate.

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

Chapter 11 Case

Chapter 11 Accounting

Weak industry conditions in 2019 negatively impacted the Company’s results of operations and cash flows and may continue to do so in the future. In order to decrease the Company’s indebtedness and maintain the Company’s liquidity levels sufficient to meet its commitments, the Company undertook a number of actions, including minimizing capital expenditures and further reducing its recurring operating expenses. The Company believed that, even after taking these actions, it would not have sufficient liquidity to satisfy its debt service obligations and meet its other financial obligations. On March 20, 2020 (the “Petition Date”), the Company filed a voluntary petition commencing a case under chapter 11 of title 11 of the U.S. Code in the United States Bankruptcy Court for the Eastern District of New York. On August 7, 2020, the Company and Auctus Fund LLC (“Auctus”), the Company’s largest unsecured creditor and a stockholder as of the Petition Date, filed an Amended Joint Plan of Reorganization (the “Plan”). On November 16, 2020 (the “Effective Date”), the Plan became effective.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the accompanying consolidated financial statements. Significant estimates include the carrying value of intangible assets, and deferred tax asset and valuation allowance.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2021 and 2020, the Company had approximately $20,777,000 and $2,815,000, respectively, in excess of the FDIC insured limit.

The royalties related to the Company’s sublicense comprised all of the Company’s revenue during the years ended December 31, 2021 and 2020. See “Revenue” below.

During the year ended December 31, 2021, the Company did not have any debt financings.

During the year ended December 31, 2020, 84% of the Company’s debt financings were from one lender.

Revenue

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers.

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

The Company’s contracted transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s contracts have a single performance obligation which is not separately identifiable from other promises in the contracts and is, therefore, not distinct. The Company’s performance obligation is satisfied upon the transfer of risk of loss to the customer. All sales have fixed pricing and there are currently no variable components included in the Company’s revenue. The timing of the Company’s revenue recognition may differ from the timing of receiving royalty payments. A receivable is recorded when revenue is recognized prior to receipt of a royalty payment and the Company has an unconditional right to the royalty payment. Alternatively, when a royalty payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. During the years ended December 31, 2021 and 2020, the Company recognized $46,000 and $77,000, respectively, of revenue related to the Company’s sublicenses.

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

Contract Modifications

There were no contract modifications during the years ended December 31, 2021 and 2020. Contract modifications are not routine in the performance of the Company’s contracts.

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of December 31, 2021 or 2020.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for doubtful accounts. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company provides for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. The Company did not record an allowance for doubtful accounts as of December 31, 2021 and 2020, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the years ended December 31, 2021 and 2020, we determined that there was no impairment charge for our intangible assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other. Definite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $12,290 and $28,281 for the years ended December 31, 2021 and 2020, respectively, and are recorded in marketing and promotion on the statement of operations.

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

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. All vested outstanding options and warrants are considered potential common stock. The dilutive effect, if any, of stock options and warrants are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, options, warrants, and convertible notes have been excluded from the Company’s computation of net loss per common share for the years ended December 31, 2021 and 2020.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	Year Ended December 31,
	2021	2020

Options	839,639	1,215
Warrants	4,739,871	3,750,597
Unvested RSUs	293,479	-
Convertible notes	-	109,077(1)
Total	5,872,989	3,860,889

(1)	As of December 31, 2020 all of the convertible notes had variable conversion prices and the shares issuable were estimated based on the market conditions. Pursuant to the note agreements, there were 13,073,094 shares of common stock reserved for future note conversions as of December 31, 2020.

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

In accordance with ASC 842, Leases, the Company recognized a right-of-use (“ROU”) asset and corresponding lease liability on its balance sheets for its office space lease agreement. See Note 12 - Leases for further discussion, including the impact on the Company’s financial statements and related disclosures.

ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

Leases in which the Company is the lessee are comprised of office rental. All of the leases are classified as operating leases. The Company has a lease agreement for office space with a remaining term of three years as of December 31, 2021.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2021	December 31, 2020

Medical equipment	$352,133	$352,133
Furniture and fixtures	123,487	123,487
Computer software and equipment	107,648	107,648
Office equipment	12,979	12,979
Manufacturing equipment	30,712	-
Leasehold improvements	304,661	304,661
	931,620	900,908
Less: accumulated depreciation	(893,627)	(878,994)
Property and equipment, net	$37,993	$21,914

Total depreciation expense for the years ended December 31, 2021 and 2020 was $14,633 and $46,488, respectively. Depreciation expense is reflected in general and administrative expenses and research and development expenses in the consolidated statement of operations.

NOTE 5 – INTANGIBLE ASSETS

The Company is a party to a license agreement with the SCTC (as amended) (the “SCTC Agreement”). Pursuant to the SCTC Agreement, the Company obtained, among other things, a worldwide, exclusive, royalty-bearing license from the SCTC to utilize or sublicense a certain medical device patent for the administration of specific cells and/or cell products to the disc and/or spine (and other parts of the body) and a worldwide (excluding Asia and Argentina), exclusive, royalty-bearing license to utilize or sublicense a certain method for culturing cells. Pursuant to the license agreement with the SCTC, certain performance milestones (or payouts in lieu of performance milestones) had to be satisfied in order for the Company to maintain its exclusive rights with regard to the disc/spine technology. The Company did not timely satisfy the third of these performance milestones (which needed to be satisfied by February 2022). Accordingly, such rights are currently non-exclusive. The Company and the SCTC are currently negotiating the terms of a possible reinstatement of the exclusive nature of the license. In February 2017, the Company received authorization from the Food and Drug Administration (the “FDA”) to proceed with a Phase 2 clinical trial. In February 2022, the Company announced that the United States Patent and Trademark Office has issued a notice of allowance for a patent application relating to the Company’s BRTX-100 clinical program. This patent was issued in March 2022.

Intangible assets consist of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization	Total
Balance as of January 1, 2020	$3,676	$1,301,500	$(566,012)	$739,164
Amortization expense	-	-	(74,896)	(74,896)
Balance as of December 31, 2020	3,676	1,301,500	(640,908)	664,268
Amortization expense	-	-	(74,528)	(74,528)
Balance as of December 31, 2021	$3,676	$1,301,500	$(715,436)	$589,740
Weighted average remaining amortization period at December 31, 2021 (in years)	-	7.9

Amortization of intangible assets consists of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization
Balance as of January 1, 2020	$3,312	$562,700	$566,012
Amortization expense	364	74,532	74,896
Balance as of December 31, 2020	3,676	637,232	640,908
Amortization expense	-	74,528	74,528
Balance as of December 31, 2021	$3,676	$711,760	$715,436

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of:

	December 31, 2021	December 31, 2020

Accrued payroll	$28,370	$-
Accrued research and development expenses	29,672	-
Accrued general and administrative expenses	76,928	109,968
Accrued DIP and Plan costs related to DIP Funding and Plan	-	657,598	(1)
Total accrued expenses	$134,970	$767,566

(1)	Amount represents DIP and Plan costs associated with the Auctus DIP Funding and the Plan. As of December 31, 2020, these amounts were note finalized and, as a result, were recorded as accrued expenses in the consolidated balance sheets. Subsequent to December 31, 2020, upon finalization, the amount representing the costs associated with the DIP Funding and the Plan was converted into a Secured Convertible Note and subsequently, in connection with the Company’s public offering, into shares of preferred and common stock and warrants to purchase common stock.

Note 7 – NOTES PAYABLE & CHAPTER 11 REORGANIZATION

A summary of the notes payable activity during the years ended December 31, 2021 and 2020 is presented below:

	Related Party Notes	Convertible Notes	Other Notes	Debt Discount	Total
Outstanding, December 31, 2019	$1,285,000	$6,768,326	$340,000	$(1,247,420)	$7,145,906
Issuances	353,762	3,936,548	-	-	4,290,310
Third-party purchases	(287,041)	287,041	-	-	-
Exchanges for equity	-	(813,393)	-	253,654	(559,739)
Exchanged for equity pursuant to Chapter 11 Plan	(998,139)	(3,592,395)	(340,000)	-	(4,930,534)
Secured and Unsecured convertible notes payable exchanged pursuant to Chapter 11 Plan, net	(353,582)	3,050,975	-	-	2,697,393
Recognition of debt discount	-	-	-	(8,534,245)	(8,534,245)
Accretion of interest expense	-	-	-	2,886,036	2,886,036
Amortization of debt discount	-	-	-	1,275,106	1,275,106
Outstanding, December 31, 2020	-	9,637,102	-	(5,366,869)	4,270,233
Issuances	-	715,303	250,000	(182,805)	782,498
Exchanges for equity	-	(10,352,405)	-	4,416,135	(5,936,270)
Amortization of debt discount	-	-		1,133,539	1,133,539
Outstanding, December 31, 2021	$-	$-	$250,000	$-	$250,000

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

The material features of the Plan, as amended and confirmed by the Confirmation Order, are as follows:

i.	Treatment of the financing to the Company by Auctus of up to $7,000,000 which Auctus has provided or committed to provide consisting of the debtor-in-possession loans made to the Company by Auctus during the Chapter 11 Case (the “DIP Funding”) and additional funding as described below.

ii.	Auctus has provided $3,500,000 in funding to the Company (the “Initial Auctus Funding”) and is to provide, subject to certain conditions, additional funding to the Company, as needed, in an amount equal to $3,500,000, less the sum of the debtor-in-possession loans made to the Company by Auctus during the Chapter 11 Case (inclusive of accrued interest) (approximately $1,227,000 as of the Effective Date) and the costs incurred by Auctus as the debtor-in-possession lender (the “DIP Costs”). The DIP Costs and the additional Plan costs in the aggregate totaled $650,493, of which $500,000 and $150,493 were recorded in debt discount and accrued expenses, respectively, on the consolidated balance sheets. On September 27, 2021, these amounts were converted into secured convertible promissory notes totaling an aggregate principal amount of $715,542, 83,201 Class A Warrants (as described below) and 41,601 Class B Warrants (as described below). In addition, four other persons and entitles (collectively, the “Other Lenders”) who held allowed general unsecured claims provided funding to the Company in the aggregate amount of approximately $348,000 (the “Other Funding” and together with the Initial Auctus Funding, the “Funding”). In consideration of the Funding, the Company issued the following:

a.	Secured convertible notes of the Company (each, a “Secured Convertible Note”) in the principal amount equal to the Funding; the payment of the Secured Convertible Notes was secured by the grant of a security interest in substantially all of the Company’s assets; the Secured Convertible Notes had the following features:

●	Maturity date of three years following the Effective Date;
●	Interest at the rate of 7% per annum;
●	The right of the holder to convert the indebtedness into shares of common stock of the Company at a price equal to the volume weighted average price for the common stock over the five trading days immediately preceding the conversion; and
●	Mandatory conversion of all indebtedness at such time as the common stock is listed on the Nasdaq Capital Market or another senior exchange on the same terms as provided to investors in connection with a public offering undertaken in connection with such listing;

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

c.	Warrants (each, a “Class B Warrant” and together with the Class A Warrants, the “Plan Warrants”) to purchase a number of shares of common stock equal to the Funding provided divided by $4.00 (a total of 875,000 Class B Warrants in consideration of the Initial Auctus Funding and a total of approximately 87,125 Class B Warrants in the aggregate in consideration of the Other Funding), such Class B Warrants having an exercise price of $4.00 per share.

iii.	The obligation to Auctus with respect to the DIP Funding was exchanged for the following:

a.	A Secured Convertible Note in the principal amount of approximately $1,349,591 (110% of the DIP Funding) with a maturity date of November 16, 2023;

b.	A Class A Warrant to purchase 613,451 shares of common stock; and

c.	A Class B Warrant to purchase 306,725 shares of common stock (as to which 181,571 shares of common stock have been exercised on a net exercise basis, pursuant to the terms of the Class B Warrant, with respect to the issuance of 167,781 shares of common stock, of which 54,449 and 113,332 were issued during 2020 and 2021, respectively).

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

iv.	The claim arising from the promissory note issued in June 2016 by the Company to Desmarais in the original principal amount of $175,000 was treated as an allowed general unsecured claim in the amount of $245,192 and was satisfied and exchanged for 6,130 shares of common stock.

v.	The claim arising from the promissory note issued in June 2016 by the Company to Tuxis Trust, an entity related to Desmarais, in the original principal amount of $500,000 was treated as follows:

a.	$444,534 was treated as an allowed general unsecured claim in such amount and exchanged for 11,113 shares of common stock; and

b.	$309,301 was treated as an allowed secured claim in such amount and exchanged for a Secured Convertible Note in such amount with a maturity date of November 16, 2023.

vi.	Holders of allowed general unsecured claims (other than Auctus and the Other Lenders) received an aggregate of 262,432 shares of common stock where were valued at the fair market value of the stock at issuance date of $14,381,259 with an associated loss of $3,883,991 recognized in Reorganization Items, net on the accompanying consolidated statement of operations in exchange for approximately $10,497,268 outstanding accounts payable and convertible debt (including accrued interest), with such shares being subject to a leak-out restriction prohibiting each holder from selling, without consent of the Company, more than 33% of its shares during each of the three initial 30 day periods following the Effective Date.

vii.	Auctus and the Other Lenders were issued, in respect of their allowed general unsecured claims ($3,261,819 in the case of Auctus and an aggregate of approximately $382,400 in the case of the Other Lenders), a convertible promissory note of the Company (each, an “Unsecured Convertible Note”) in the allowed amount of the claim, which Unsecured Convertible Notes had the following material features:

a.	Maturity date of three years from the Effective Date;

b.	Interest at the rate of 5% per annum;

c.	The right of the holder to convert the indebtedness into shares of common stock at a price equal to the volume weighted average for the common stock over the five trading days immediately preceding the conversion;

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

Pursuant to the Plan, on the Effective Date, the Company filed a Certificate of Amendment to its Certificate of Incorporation pursuant to which, among other things, the number of shares of common stock authorized to be issued by the Company was increased to 300,000,000,000 and the par value of the shares of common stock was reduced to $0.0001 per share. On October 27, 2021, in connection with the Company’s 1-for-4,000 reverse split (see Note 1 – Organization and Business Operations), the Company reduced the number of shares of common stock authorized to be issued from 300,000,000,000 to 75,000,000.

See “Conversion, Exchanges and Other” for a discussion of the exchange and conversion of the convertible notes and warrants issued pursuant to the Plan.

The Company recorded $681,763 and $368,810 of interest expense related to notes payable and convertible note payable for the years ended December 31, 2021 and 2020, respectively.

Convertible Notes

Issuances

During the year ended December 31, 2020, the Company issued to a certain lender a convertible note payable in the principal amount of $88,000 for aggregate cash proceeds of $85,000. The difference was recorded as a debt discount and will be amortized over the term of the note. The convertible note bore interest at 10% per annum payable at maturity with an original maturity date of January 31, 2021. The outstanding principal and accrued interest was convertible after 180 days at a conversion price of 61% of the lowest daily volume weighted average price over the twenty days prior to the conversion date. The convertible note contained a cross-default provision and was in default at issuance. As a result, the convertible note bore a default interest of 22% per annum. Pursuant to the Bankruptcy (see Note 7 – Notes Payable & Chapter 11 Reorganization), the convertible note, in the aggregate amount of $155,000 (including principal and accrued interest), was exchanged for 3,875 shares of the Company’s common stock. See below within Note 9- Derivative Liabilities for additional details regarding the ECO of the convertible note.

On November 16, 2020, in connection with the Plan, the Company issued to Auctus and the Other Lenders (see Note 7 – Notes Payable & Chapter 11 Reorganization) Secured Convertible Notes in the aggregate principal amount of $3,848,548 that bore interest at 7% per annum with a maturity date of November 16, 2023. The outstanding principal and interest was convertible at the holders’ discretion at any time at a conversion price equal to the average five-day daily volume weighted average price prior to the conversion date. At the date of issuance, this resulted in a beneficial conversion feature in the aggregate of $124,147 and was being amortized over the term of the respective Secured Convertible Notes. In connection with these Secured Convertible Notes, the Company issued five-year warrants to purchase an aggregate of 3,806,587 shares of the Company’s common stock at exercise prices ranging between $2.00 and $4.00 per share. The aggregate grant date fair value of the warrants was $152,263,470. As a result, the Company recorded a debt discount related to the fair market value of beneficial conversion feature and warrants issued of $5,075,449 was being amortized over the term of the respective Secured Convertible Notes.

See “Conversion, Exchanges and Other” for a discussion of the exchange and conversion of the convertible notes and warrants issued pursuant to the Plan.

Conversions, Exchanges and Other

During the year ended December 31, 2020, the Company and certain lenders exchanged convertible notes with bifurcated ECOs with an aggregate net carrying amount of $1,580,587 (including an aggregate of $523,516 of principal less debt discount of $234,301, $126,043 of accrued interest and $1,165,329 related to the separated ECOs accounted for as derivative liabilities) for an aggregate of 378,950 shares of the Company’s common stock at conversion prices ranging from $0.40 and $40.00 per share. In addition, prior to the Petition Date, certain lenders intended to exchange outstanding debt (inclusive of accrued interest) for shares of the Company’s common stock; however, the Company did not have sufficient shares authorized or reserved to effect the exchanges.

On November 16, 2020, pursuant to the Plan, Auctus and the Other Lenders exchanged various convertible notes with an aggregate principal amount of $2,742,895 for unsecured convertible promissory notes with an aggregate principal amount of $3,644,274 which bore interest at 5% per annum with a maturity date of November 16, 2023. In connection with the exchanges, the Company recognized a loss on extinguishment of debt of $1,488,172 recorded in reorganization items, net in the consolidated statements of operations.

During the year ended December 31, 2021, the Company and certain lenders converted unsecured convertible notes with and aggregate amount of $317,377 (including $6,314 of accrued interest) for an aggregate amount of 8,069 shares of the Company’s common stock at a conversion price of $40.00 per share.

During October 2021, the Company entered into an Exchange Agreement (the “Auctus Agreement”) with Auctus to exchange outstanding convertible promissory notes in the aggregate principal amount of $8,826,952, $596,446 in accrued interest, and outstanding warrants for the purchase of an aggregate of 3,441,586 shares of the Company’s common stock for units of common stock and warrants that were issued by the Company in its underwritten public offering (the “Public Offering”), except that, to the extent the issuance of common stock pursuant to the Auctus Agreement would result in Auctus being the beneficial owner of more than 4.99% of the Company’s outstanding common stock, the Company would instead issue to Auctus shares of Series A preferred stock. On November 9, 2021, in connection with the Public Offering, the Company issued to Auctus 133,422 shares of the Company’s common stock, 1,543,158 shares of the Company’s Series A preferred stock, and warrants for the purchase of 1,676,580 shares of the Company’s common stock. In connection with the exchanges, the Company recognized a loss on extinguishment of debt of $6,293,317 recorded in the consolidated statements of operations.

In addition, during October 2021, the Company entered into Exchange Agreements with the Other Lenders with regard to the exchange by the Other Lenders of outstanding convertible promissory notes in the aggregate principal amount of $419,945, $25,115 in accrued interest, and warrants to purchase of an aggregate of 236,411 shares of the Company’s common stock for the units that were to be issued in the Public Offering. On November 9, 2021, in connection with the Public Offering, the Company issued the Other Lenders an aggregate of 94,951 shares of the Company’s common stock and warrants for the purchase of an aggregate of 94,942 shares of common stock.

Effective November 9, 2021, pursuant to the terms of their convertible notes, the Company issued to Desmarais and Tuxis Trust an aggregate of 85,416 shares of common stock, with a fair value of $10.00 per share, and warrants for the purchase of an aggregate of 85,416 shares of common stock, upon the conversion of an aggregate principal and accrued interest amount of $800,000 and $54,159, respectively, upon the Company’s listing on the Nasdaq Capital Market.

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

Pursuant to the Plan, the obligation to Auctus with respect to the DIP Funding was exchanged for two Secured Convertible Notes (see Note 7 – Notes Payable & Chapter 11 Reorganization) for an aggregate principal amount of $1,349,591 which bore interest at 7% per annum with a maturity date of November 16, 2023. In connection with the Secured Convertible Notes, Auctus received warrants to purchase an aggregate of 920,176 shares of Company’s common stock with exercise prices ranging between $2.00 and $4.00 per share.

On September 27, 2021, pursuant to the Plan, for 110% of the DIP Costs, the Company issued to Auctus secured two convertible promissory notes in the aggregate principal amount of $183,043, with a maturity date of November 16, 2023. The notes bore interest at 7% per annum which was payable on maturity. Amounts due under the notes were convertible into shares of the Company’s common stock at a conversion price equal to the average five daily volume weighted average price on the latest day prior to the conversion date. In connection with the notes, the Company granted to Auctus Class A Warrants to purchase up to 83,201 shares of the Company’s common stock at an exercise price of $2.00 per share. The Class A Warrants were scheduled to expire on November 16, 2025. In addition, in connection with the notes, the Company granted to Auctus Class B Warrants to purchase up to 41,601 shares of the Company’s common stock at an exercise price of $4.00 per share. The Class B Warrants were scheduled to expire on November 16, 2025. The warrants had an aggregate grant date fair value of $152,300 which was recorded as a debt discount and was being amortized over the term of the notes. In addition, the notes contained a beneficial conversion feature with a relative fair value of $14,103 which was recorded as a debt discount and was being amortized over the term of the notes. On November 9, 2021, the principal amount of and accrued interest on the notes was exchanged pursuant to the Auctus Agreement. As of December 31, 2021, there was no principal outstanding.

On September 27, 2021, pursuant to the Plan, for 110% of the Plan Costs, the Company issued to Auctus a secured convertible promissory note in the principal amount of $532,499, with a maturity date of November 16, 2023. The note bore interest at 7% per annum which was payable on maturity. Amounts due under the note were convertible into shares of the Company’s common stock at a conversion price equal to the average five daily volume weighted average price on the latest day prior to the conversion date. On November 9, 2021, the principal amount of and accrued interest on the note was exchanged pursuant to the Auctus Agreement. As of December 31, 2021, there was no principal outstanding.

Public Offering Exchange

On November 9, 2021, in connection with the public offering all of the above outstanding convertible notes, associated accrued interest and warrants held by Auctus, as well as outstanding convertible notes in the aggregate principal amount of $1,219,945, associated accrued interest and warrants for the purchase of an aggregate of 236,411 shares of common stock to other investors, were exchanged for an aggregate amount of 1,856,938 units of common stock and warrants (of the type issued pursuant to the Company’s public offering) (except that Auctus received shares of Series A preferred stock in lieu of common stock with regard to a portion of the exchanged amount, as described in Note 8 – Stockholders’ Equity (Deficit)), ultimately resulting in the issuance of an aggregate of approximately 1,543,000 shares of Series A preferred stock, approximately 314,000 shares of common stock and approximately 1,857,000 warrants (see Note 8 – Stockholders’ Equity (Deficit)).

Other Loans

On March 14, 2021, under the U.S. Small Business Administration’s Paycheck Protection Program, the Company entered into a note payable with a financial institution for $250,000 at an interest rate of 1% per annum and a maturity date of March 14, 2026. Pursuant to the note, principal and interest payments are deferred for ten months. At that time the Company may apply for loan forgiveness. If the Company does not apply for loan forgiveness, or if the loan forgiveness is denied, the Company will be required to make monthly payments of $5,100 starting on January 14, 2022. As of December 31, 2021, the Company has not applied for loan forgiveness. All remaining unpaid principal and interest is due and payable at the maturity date. At December 31, 2021, $250,000 was outstanding. The Company applied for loan forgiveness on a timely basis, and subsequent to December 31, 2021, the total amount of $250,000 was forgiven (see Note 13).

Future minimum payments under the above notes payable following the year ended December 31, 2021 are as follows:

2022	$58,970
2023	59,562
2024	60,161
Thereafter	71,307
Total future minimum payments	250,000
Less: discount	-
250,000
Less: current	(58,970)
$191,030

Note 8 - STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized Capital and Reverse Split

On November 16, 2020, pursuant to the Chapter 11 plan of reorganization, the Company filed a Certificate of Amendment to its Certificate of Incorporation pursuant to which, among other things, the number of shares of common stock authorized to be issued by the Company was increased to 300,000,000,000 and the par value of the shares of its common stock was reduced to $0.0001 per share.

On November 16, 2021, in connection with the Company’s October 27, 2021 1-for-4,000 reverse split (see Note 1 – Organization and Business Operations), the Company reduced the number of shares of common stock authorized to be issued from 300,000,000,000 to 75,000,000.

Series A Preferred

On November 8, 2021, in connection with with the Company’s public offering, the Company’s Board of Directors adopted a resolution allowing for the authorization of and issuance of 1,543,458 shares of the Company’s Preferred Stock, $.01 par value per share, designated as Series A Preferred Stock (“Series A”). The Series A has a liquidation preference of $0.001 per share.

Dividends

Series A holders shall be entitled to receive, when and as declared by the Board of Directors, dividends on a pari passu basis with the the holders of the shares of the Company’s common stock based upon the number of shares of common stock into which the Series A is then convertible.

Voting Rights

Series A holders shall be entitled to vote on all matters presented to the stockholders of the Company and shall be entitled to such number of votes that equal the number of shares of common stock that each share of Series A held may be converted into; provided, however, that in no event shall a Series A holder be entitled to vote more than 4.99% of the then outstanding shares of common stock.

Conversion

Optional Conversion - Each share of Series A is convertible, at any time, at the option of the Series A holder, into one share of common stock; provided, however, that in no event shall a Series A holder be entitled to convert any shares of Series A to the extent that such conversion would result in beneficial ownership by the Series A holder of more than 4.99% of the outstanding shares of common stock.

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

Series A Preferred Stock Issuance

On November 9, 2021, pursuant to the Auctus Agreement (see Note 7 – Notes Payable & Chapter 11 Reorganization), the Company issued Auctus approximately 1,543,000 shares of Series A preferred stock.

2021 Stock Incentive Plan

On March 18, 2021, the Company’s Board of Directors adopted the BioRestorative Therapies, Inc. 2021 Stock Incentive Plan (the “2021 Plan”). Pursuant to the 2021 Plan, a total of 1,175,000 shares of common stock are authorized to be issued pursuant to the grant of stock options, restricted stock units, restricted stock, stock appreciation rights and other incentive awards.

Compensatory Common Stock Issuance

During the year ended December 31, 2021, the Company issued 5,000 shares of immediately vested common stock value at $25,476 to a consultant for services rendered.

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

Common Stock and Warrant Offerings

During the year ended December 31, 2020, the Company issued 250 shares of the Company’s common stock and a five-year immediately vested warrant for the purchase of 250 shares of the Company’s common stock with an exercise price of $60 per share to a certain investor for gross proceeds of $10,000. The warrant had an aggregate grant date fair value of $10,000. The warrant was subject to the Company’s sequencing policy and, as a result, was initially recorded as a derivative liability. See Note 9 - Derivative Liabilities for additional details.

During the year ended December 31, 2020, the Company issued five-year immediately vested warrants to purchase an aggregate of 3,806,587 shares of the Company’s common stock in association with the issuance of certain secured convertible debt pursuant to the Plan (See Note 7 – Convertible Notes – Issuances). The warrants had exercise prices ranging between $2.00 and $4.00 per share. The warrants along with the beneficial conversion feature had an aggregate relative fair value of $5,075,449 and were recorded as a debt discount.

During the year ended December 31, 2021, the Company issued 750 shares of the Company’s common stock in settlement of litigation proceedings with a fair value of $21,000.

Warrant Activity Summary

In applying the Black-Scholes option pricing model to warrants granted or issued, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2021	2020
Risk free interest rate	0.98%	0.41% - 1.63%
Expected term (years)	4.10 - 5.00	5.00 - 5.00
Expected volatility	314%	202% - 278%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the warrants granted during the years ended December 31, 2021 and 2020 was approximately $11.77 and $40.00 per share, respectively.

During the year ended December 31, 2020, the Company issued an aggregate of 54,449 shares of the Company’s common stock, with fair value range of $25.20 to $67.60, as a result of the cashless exercise of 57,919 warrants by Auctus.

On October 21, 2021, the Company issued 22,917 shares of common stock to a warrant holder, as a result of the cashless exercise of 25,000 warrants.

During the year ended December 31, 2021, the Company issued an aggregate of 147,832, shares of the Company’s common stock, as a result of the cashless exercise of 170,473 warrants by Auctus.

A summary of the warrant activity during the years ended December 31, 2021 and 2020 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, January 1, 2020	2,095	$5,720
Granted	3,806,837	2.80
Exercised	(57,919)	4.00
Forfeited	(415)	8,560
Outstanding, December 31, 2020	3,750,598	$4.40
Issued	4,862,710	9.91
Exercised	(195,473)	4.00
Exchanged or forfeited	(3,677,964)	3.39
Outstanding, December 31, 2021	4,739,871	$11.78	4.9	$-

Exercisable, December 31, 2021	4,739,871	$11.78	4.9	$-

The following table presents information related to stock warrants at December 31, 2021:

Warrants Outstanding		Warrants Exercisable
	Outstanding	Weighted Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$10	4,501,937	4.9	4,501,937
$12.50	235,970	4.9	235,970
$60	250	3.0	250
$800	869	2.8	869
$2,240	39	2.5	39
$3,400	264	2.2	264
$4,000	55	2.1	55
$8,000	19	1.8	19
$14,000	18	1.5	18
$16,000	435	1.5	435
$16,600	14	0.8	14
$20,000	1	0.5	1
	4,739,871	4.9	4,739,871

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

For the Year Ended
December 31,
2021
Risk free interest rate	1.25% - 1.48%
Expected term (years)	5.00 - 10.00
Expected volatility	354%
Expected dividends	0.00%

The Company granted options for the purchase of 838,550 shares of common stock during the year ended December 31, 2021.

The weighted average grant date fair value of the stock options granted during the years ended December 31, 2021 and 2020, was approximately $26,571,050 and $-, respectively.

A summary of the option activity during the years ended December 31, 2021 and 2020 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2020	1,220	$3,960
Granted	-	-
Forfeited	(5)	5,960
Outstanding, December 31, 2020	1,215	$3,920
Granted	838,550	13.50
Expired	(126)	3,000
Outstanding, December 31, 2021	839,639	$18.73	9.45	$-

Exercisable, December 31, 2021	349,237	$26.00	9.45	$-

The following table presents information related to stock options at December 31, 2021:

Options Outstanding		Options Exercisable
	Outstanding	Weighted Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$13.50	838,550	9.5	348,156
$1,040	44	7.7	44
$3,000	1,026	5.0	1,018
$22,800	1	2.5	1
$48,200 - $52,000	9	2.0	9
$80,000 - $120,000	9	0.2	9
	839,639	9.5	349,237

On March 18, 2021, the Company, pursuant to two employment agreements, granted to its Chief Executive Officer, President and Chairman of the Board and its Vice President, Research and Development options to purchase an aggregate of 586,959 shares of the Company’s common stock (see Note 10 – Commitments and Contingencies). The options had an exercise price of $47.60 per share and vest to the extent of 50% on the date of grant, 25% on the one-year anniversary of the grant date and 25% on the two-year anniversary of the grant date. On November 4, 2021, the Company reduced the exercise price of these options from $47.60 per share to $13.50 per share and revised the vesting period. On December 10, 2021, the Company further reduced the exercise price of these options from $13.50 per share to $5.08 per share, subject to stockholder approval. Per ASC 718 – Compensation – Stock Compensation, the Company accounted for these changes as a modification and the net effect was immaterial to the financial statements as a whole.

On November 4, 2021, the Company granted options to purchase an aggregate of 140,824 shares of its common stock (including options to purchase 10,490 shares each granted to Robert Kristal, its Chief Financial Officer, Patrick Williams, a director of the Company, and David Rosa, a director of the Company) to its officers and directors at an exercise price of $13.50 per share. Also included within the 140,824 share option grants were grants to each of Mr. Alstodt and Mr. Silva for the purchase of 42,059 shares of common stock and to Dr. Nickolay Kukekov, a director of the Company, for the purchase of 25,236 shares of common stock. The option grants to Mr. Alstodt, Mr. Silva, and Dr. Kukekov have a ten year term and an exercise price of $13.50 per share. Such options are exercisable to the extent of 50% on the date of grant and 50% quarterly over a period of two years commencing one year from the date of grant. On December 10, 2021, the Company reduced the exercise price of the options from $13.50 per share to $5.08 per share, subject to stockholder approval. Per ASC 718 – Compensation – Stock Compensation, the Company accounted for these changes as a modification and the net effect was immaterial to the financial statements as a whole.

On November 4, 2021, the Company granted options to purchase an aggregate of 110,767 shares of the Company’s common stock to members of its Scientific Advisory Board and various employees and consultants at an exercise price of $13.50 per share. On December 10, 2021, the Company reduced the exercise price of the options from $13.50 per share to $5.08 per share, subject to stockholder approval. Per ASC 718 – Compensation – Stock Compensation, the Company accounted for these changes as a modification and the net effect was immaterial to the financial statements as a whole.

Restricted Stock Units

Pursuant to the 2021 Plan, the Company may grant restricted stock units (“RSUs”) to employees, consultants or non-employee directors (“Eligible Individuals”). The number, terms and conditions of the RSUs that are granted to Eligible Individuals are determined on an individual basis by the 2021 Plan administrator. On the distribution date, the Company shall issue to the Eligible Individual one unrestricted, fully transferable share of the Company’s common stock (or the fair market value of one such share in cash) for each vested and nonforfeitable RSU.

On March 18, 2021, the Company, pursuant to two employment agreements, granted an aggregate of 293,479 RSUs to its Chief Executive Officer, President, and Chairman of the Board and its Vice President, Research and Development (see Note 10 – Commitments and Contingencies) with a fair value of $47.60 per share. The RSUs vest to the extent of one-third on the one-year anniversary of the grant date, one-third on the two-year anniversary of the grant date, and one-third on the three-year anniversary of the grant date. The RSUs had a grant date fair value of $13,969,624.

A summary of the unvested RSUs as of December 31, 2021 is as follows:

Number of
Shares
Outstanding, January 1, 2021	-
Granted	293,479
Forfeited	-
Vested	-
Outstanding, December 31, 2021	293,479

The following table presents information related to stock compensation expense:

	For the Years Ended		Unrecognized at	Weighted Average Remaining Amortization
	December 31,		December 31,	Period
	2021	2020	2021	(Years)
Consulting	$25,476	$110,557	$-	-
Research and development	81,479	177,281	-	-
General and administrative	23,002,000	403,863	9,698,130	2.3
	$23,108,955	$691,701	$9,698,130	2.3

Note 9 – DERIVATIVE LIABILITIES

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2020	$915,959
Issuance of derivative liabilities	2,483,532
Extinguishment of derivative liabilities in connection with convertible note repayments and exchanges	(1,165,329)
Change in fair value of derivative liabilities	2,141,069
Reclassification of derivative liabilities to equity	(4,375,231)
Ending balance as of December 31, 2020	$-

In applying the Multinomial Lattice and Black-Scholes option pricing models to derivatives issued and outstanding during the year ended December 31, 2020, the Company used the following assumptions:

For the Year Ended
December 31, 2020
Risk free interest rate	0.06% - 2.16%
Expected term (years)	0.12 – 5.00
Expected volatility	101% - 133%

During the year ended December 31, 2020, the Company recorded new derivative liabilities in the aggregate amount of $2,473,532 and $10,000 related to the ECOs of certain convertible notes payable and warrants subject to sequencing, respectively. See Note 7 – Notes Payable & Chapter 11 Reorganization - Convertible Notes for additional details. See Note 8 – Stockholders’ Equity (Deficit) for warrants issued and deemed to be derivative liabilities.

During the year ended December 31, 2020, the Company extinguished an aggregate of $1,165,329 of derivative liabilities in connection with the exchanges of certain convertible notes payable into shares of the Company’s common stock. See Note 7 – Notes Payable & Chapter 11 Reorganization – Conversions, Exchanges and Other for additional details.

During the year ended December 31, 2020 and prior to the Petition Date, the Company recomputed the fair value of ECOs and warrants recorded as derivative liabilities to be $4,375,231. The Company recorded a loss on the change in fair value of these derivative liabilities of $2,141,069.

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

On March 11, 2020, the Court ordered that the Company (i) convene and hold a special meeting, by no later than March 18, 2020, of the Board of Directors of the Company (the “Board”), for approval of certain changes to the shares of the Company, as set forth below; (ii) approve a reverse split and/or a stock consolidation, solely of the Company’s outstanding shares, at a ratio of 1,000 to 1, (iii) approve of the continuation of the Company’s then total authorized shares of common stock at 2,000,000,000 shares; and (iv) call a special meeting of stockholders of the Company, within ten days of the special meeting of the Board and by not later than March 25, 2020, to approve the foregoing. On March 18, 2020, the Board considered the matter, and, based upon the Court order, determined to approve the foregoing items, including the 1,000 to 1 reverse split, subject to the Company having available funds to effectuate such items. As discussed above in Note 7 – Notes Payable – Chapter 11 Reorganization, on March 20, 2020, the Company filed a petition commencing its Chapter 11 Case. As of the date of this report, the Company has not effected the 1,000 to 1 reverse split; however, on October 27, 2021, the Company effected a 4,000 to 1 reverse split of its common stock.

The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Appointment or Departure of Directors and Certain Officers

On March 18, 2021, the Company and Lance Alstodt, its President, Chief Executive Officer and Chairman of the Board, entered into an employment agreement (the “Alstodt Employment Agreement”) which provides for a term ending on March 18, 2026. Pursuant to the Alstodt Employment Agreement, Mr. Alstodt was entitled to receive initially an annual salary of $250,000. The Alstodt Employment Agreement also provides for annual salary increases of $50,000 per year. In addition, based upon certain performance goals having been met, Mr. Alstodt’s salary increased by $150,000 in November 2021. The Alstodt Employment Agreement also provides for the grant to Mr. Alstodt pursuant to the 2021 Plan of (i) a ten-year option for the purchase of 293,479 shares of common stock of the Company and (ii) 146,740 RSUs of the Company (see Note 8 – Stockholders’ Equity (Deficit) for additional information). On November 4, 2021, the Company reduced the exercise price of these options from $47.60 per share to $13.50 per share and revised the vesting period. On December 10, 2021, the Company reduced the exercise price of these options from $13.50 per share to $5.08 per share, subject to stockholder approval. The aggregate grant date fair value of the above-mentioned equity consideration was $20,852,838, of which, $11,370,020 has been recorded as stock-based compensation in general and administrative expenses on the statement of operations for the year ended December 31, 2021. In March 2022, we and Mr. Alstodt agreed that, in lieu of a $50,000 increase in his annual salary (as provided for in his employment agreement), we issued to Mr. Alstodt 12,438 RSUs (having a value of $50,000), which RSUs will vest in twelve equal monthly installments. Such grant was in consideration of Mr. Alstodt deferring his right to receive the $50,000 increase in his salary for one year.

On March 18, 2021, the Company and Francisco Silva, its Vice President, Research and Development, entered into an employment agreement (the “Silva Employment Agreement”) which provides for a term ending on March 18, 2026. Pursuant to the Silva Employment Agreement, Mr. Silva was entitled to receive initially an annual salary of $225,000. The Silva Employment Agreement also provides for annual salary increases of $50,000 per year. In addition, based upon certain performance goals having been met, Mr. Silva’s salary increased by $150,000 in November 2021. The Silva Employment Agreement also provides for the grant to Mr. Silva pursuant to the 2021 Plan of (i) a ten-year option for the purchase of 293,479 shares of common stock of the Company and (ii) 146,740 RSUs of the Company (see Note 8 – Stockholders’ Equity (Deficit) for additional information). On November 4, 2021, the Company reduced the exercise price of these options from $47.60 per share to $13.50 per share and revised the vesting period. On December 10, 2021, the Company reduced the exercise price of these options from $13.50 per share to $5.08 per share, subject to stockholder approval. The aggregate grant date fair value of the above-mentioned equity consideration was $20,852,838, of which, $11,370,020 has been recorded as stock-based compensation in general and administrative expenses on the statement of operations for the year ended December 31, 2021. In March 2022, we and Mr. Silva agreed that, in lieu of a $50,000 increase in his annual salary (as provided for in his employment agreement), we issued to Mr. Silva 12,438 RSUs (having a value of $50,000), which RSUs will vest in twelve equal monthly installments. Such grant was in consideration of Mr. Silva deferring his right to receive the $50,000 increase in his salary for one year.

On November 4, 2021, the Company appointed Robert Kristal as the Company’s Chief Financial Officer and entered into an employment agreement with him (the “Kristal Employment Agreement”) which provides for a term ending on November 4, 2022. Pursuant to the Kristal Employment Agreement, Mr. Kristal is entitled to receive initially an annual salary of $175,000. The Kristal Employment Agreement provides for Mr. Kristal to receive a discretionary bonus, upon the approval of the Board of Directors, up to 30% of his base salary. In addition, the Kristal Employment Agreement provides for the grant to Mr. Kristal pursuant to the 2021 Plan of a ten-year option for the purchase of 10,490 shares of common stock of the Company with an exercise price of $13.50 per share. On December 10, 2021, the Company reduced the exercise price of these options from $13.50 per share to $5.08 per share, subject to stockholder approval. The aggregate grant date fair value of the above-mentioned equity consideration was $53,288, of which, $2,220 has been recorded as stock-based compensation in general and administrative expenses on the statement of operations for the year ended December 31, 2021.

Conversion of Convertible Notes

During the year ended December 31, 2020, certain lenders requested to exchange a portion of their outstanding convertible note principal and accrued interest for shares of the Company’s common stock. As of the Petition Date these shares had yet to be issued to the lenders; however, the shares of the Company’s common stock issued for unsecured claims as part of the Plan to the certain lenders represented the aggregate unsecured claims less the principal and accrued interest that was represented in the uneffected exchanges. In June 2021, the Company settled a claim with a lender and issued 750 shares of the Company’s common stock.

Research and Development Agreement and Grant

In September 2021, we were awarded a National Institutes of Health Small Business Technology Transfer (STTR) Phase 1 grant for $256,000 to evaluate the therapeutic effects on our hypoxic cultured bone marrow derived mesenchymal stem cells (BRTX-100) after encapsulation with a PEG-peptide hydrogel. The work is being done in collaboration with Washington University of St. Louis.

On December 20, 2021, the Company entered into a Master Clinical Services Agreement (the “Services Agreement”) with Professional Research Consulting, Inc. (“PRC”) pursuant to which PRC will provide trial management services related to Phase 2 of the Company’s clinical trials. The Services Agreement has a 46-month term with an estimated budgeted cost of $5,844,380. Upon execution on the Services Agreement the Company made an upfront payment of $328,152 which was recorded as a prepaid expense on the consolidated balance sheet at December 31, 2021, and will be expensed over the life of the Services Agreement.

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

At December 31, 2021 and 2020, the Company had approximately $42,000,000 and $36,600,000, respectively, of federal and state net operating losses that may be available to offset future taxable income. As a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), certain future carryforwards do not expire. At December 31, 2021, approximately $8,000,000 of federal net operating losses will expire from 2030 to 2038 and approximately $34,000,000 have no expiration. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carryforwards are subject to annual limitations due to several greater than 50% ownership changes. The Section 382 limitations resulted in approximately $28,200,000 of federal NOLs not being realizable as of December 31, 2019 and the cumulative reversal of approximately $9,600,000 of net operating loss deferred tax assets.

The Company has not performed a formal analysis for the year ended December 31, 2021, but it believes its ability to use such net operating losses and tax credit carryforwards in the future is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which will significantly impact its ability to realize these deferred tax assets.

The Company’s net deferred tax assets, liabilities and valuation allowance as of December 31, 2021 and 2020 are summarized as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$11,100,000	$9,700,000
Stock-based compensation	10,500,000	4,070,000
Research & development tax credits	358,000	358,000
Total deferred tax assets	21,958,000	14,128,000

Deferred tax liabilities:
Intangible assets	(4,000)	(30,000)
Total deferred tax liabilities	(4,000)	(30,000)

Net deferred tax assets	21,954,000	14,098,000

Valuation allowance	$(21,954,000)	$(14,098,000)

Deferred tax asset, net of valuation allowance	$-	$-

Change in valuation allowance	$(7,856,000)	$(2,086,000)

The income tax provision (benefit) as of December 31, 2021 and 2020 consists of the following:

December 31,
	2021	2020
Federal:
Current	$-	$-
Deferred	-	-

State and local:
Current	-	-
Deferred	-	-

Total income tax provision (benefit)	$-	$-

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
Federal statutory blended income tax rates	(21)%	(21)%
State statutory income tax rate, net of federal benefit	(5)	(5)
Permanent differences	8.3	7.6
Change in valuation allowance	17.7	18.4
Effective tax rate	-%	-%

As of the date of this filing, the Company has not filed its 2021 federal and state corporate income tax returns. The Company expects to file these documents as soon as practicable.

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

The following table presents net lease cost and other supplemental lease information:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Lease cost
Operating lease cost (cost resulting from lease payments)	$158,372	$153,748
Net lease cost	$158,372	$153,748

Operating lease – operating cash flows (fixed payments)	$158,372	$153,748
Operating lease – operating cash flows (liability reduction)	$101,190	$85,465
Non-current leases – right of use assets	$357,805	$473,849
Current liabilities – operating lease liabilities	$119,055	$158,371
Non-current liabilities – operating lease liabilities	$301,645	$363,519

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the year ended December 31, 2021:

Fiscal Year	Operating Leases
2022	$163,132
2023	168,028
2024	173,060
Total future minimum lease payments	504,220
Amount representing interest	(83,520)
Present value of net future minimum lease payments	$420,700

NOTE 13 – SUBSEQUENT EVENTS

On January 25, 2022, the Company’s received notice that the U.S. Small Business Administration was forgiving the Company’s outstanding PPP Loan in the aggregate principal amount of $250,000 and associated $2,027 in interest.

On February 28, 2022, the Company issued an aggregate of 8,000 shares of common stock with a fair value of $5.56 per share, to various consultants for services rendered, in lieu of cash.

On March 18, 2022, an aggregate of 97,828 of RSUs, vested and the underlying shares of common stock were issued to Mr. Alstodt and Mr. Silva.

