Form 10-Q
period 2022-03-31
BioRestorative Therapies, Inc.
filed 2022-05-16
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 9, 2022, there were 3,637,219 shares of the registrant’s common stock outstanding.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONDENSED Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS

Current Assets:
Cash	$19,322,520	$21,026,727
Accounts receivable	16,000	5,000
Prepaid expenses and other current assets	540,280	436,181
Total Current Assets	19,878,800	21,467,908

Property and equipment, net	140,185	37,993
Right of use asset	328,794	357,805
Intangible assets, net	571,109	589,740

Total Assets	$20,918,888	$22,453,446

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$213,893	$50,827
Accrued expenses and other current liabilities	156,037	134,970
Lease liability, current portion	123,899	119,055
PPP loan payable, current portion	-	58,970
Total Current Liabilities	493,829	363,822

Lease liability, net of current portion	268,357	301,645
PPP loan payable, net of current portion	-	191,030

Total Liabilities	762,186	856,497

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value; Authorized, 20,000,000 shares; Series A Convertible Preferred stock, $0.01 par value; 1,543,158 Authorized, issued and outstanding	15,432	15,432
Common stock, $0.0001 par value; Authorized, 75,000,000 shares; 3,631,719 and 3,520,391 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	364	353
Additional paid in capital	159,103,184	155,727,292
Accumulated deficit	(138,962,278)	(134,146,128)

Total Stockholders’ Equity	20,156,702	21,596,949

Total Liabilities and Stockholders’ Equity	$20,918,888	$22,453,446

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021

Revenues	$16,000	$18,000

Operating expenses:
Marketing and promotion	469	2,600
Consulting	86,071	8,389
Research and development	775,337	165,254
General and administrative	4,207,916	14,896,413
Total operating expenses	5,069,793	15,072,656

Loss from operations	(5,053,793)	(15,054,656)

Other (income) expense:
Interest expense	29,011	181,514
Gain on PPP loan forgiveness	(250,000)	-
Amortization of debt discount	-	417,160
Grant income	(16,654)	-
Total other (income) expense	(237,643)	598,674

Net loss	$(4,816,150)	$(15,653,330)

Net Loss Per Share - Basic and Diluted	$(1.37)	$(21.44)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	3,523,202	729,930

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2022	1,543,158	$15,432	3,520,391	$353	$155,727,292	$(134,146,128)	$21,596,949

Stock-based compensation:
- restricted share units	-	-	97,828	10	1,164,125	-	1,164,135
- options	-	-	-	-	2,138,949	-	2,138,949
- common stock	-	-	13,500	1	72,818	-	72,819
Net loss	-	-	-	-	-	(4,816,150)	(4,816,150)

Balance as of March 31, 2022	1,543,158	$15,432	3,631,719	$364	$159,103,184	$(138,962,278)	$20,156,702

Balance at January 1, 2021	-	$-	715,544	$72	$88,511,269	$(89,842,833)	$(1,331,492)

Shares issued in exchange for notes payable and accrued interest	-	-	4,852	1	213,672	-	213,673
Shares issued in cashless exercise of warrants	-	-	73,582	7	(7)	-	-
Stock-based compensation:
- restricted share units	-	-	-	-	179,098		179,098
- options	-	-	-	-	13,897,669	-	13,897,669
Net loss	-	-	-	-	-	(15,653,330)	(15,653,330)

Balance as of March 31, 2021	-	$-	793,978	$80	$102,801,701	$(105,496,163)	$(2,694,382)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net Loss	$(4,816,150)	$(15,653,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	417,160
Depreciation and amortization	26,011	24,201
Stock-based compensation - options	2,138,949	13,897,669
Stock-based compensation - common stock	72,819	-
Stock-based compensation - RSUs	1,164,135	179,098
Gain on PPP loan forgiveness	(250,000)	-
Non-cash lease expense	29,011	4,835
Changes in operating assets and liabilities:
Accounts receivable	(11,000)	(1,000)
Prepaid assets and other current assets	(104,099)	29,955
Accounts payable	163,067	126,810
Accrued expenses and other current liabilities	21,067	160,901
Lease liability	(28,444)	-

Net cash used in operating activities	(1,594,634)	(813,701)

Cash flows from investing activities:

Purchases of equipment	(109,573)	-

Net cash used in investing activities	(109,573)	-

Cash flows from financing activities:
Proceeds from PPP Loan	-	250,000

Net cash provided by financing activities	-	250,000

Net decrease in cash and cash equivalents	(1,704,207)	(563,701)

Cash - beginning of period	21,026,727	3,064,610

Cash - end of period	$19,322,520	$2,500,909

Non-cash investing and financing activities:
Shares issued in exchange for notes payable and accrued interest	$-	$213,673

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

On October 27, 2021, the Company effected a 1-for-4,000 reverse stock split of its common stock. The Company has retroactively applied the reverse stock split made effective on October 27, 2021 to share and per share amounts on the unaudited condensed consolidated financial statements for the three months ended March 31, 2021. In connection with the reverse stock split, the Company’s authorized number of shares of common stock was reduced from 300,000,000,000 to 75,000,000. The Company’s authorized number of shares of preferred stock was not affected by the reverse stock split.

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

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. At March 31, 2022, the Company had an accumulated deficit of $138,962,278 and working capital surplus of $19,384,971. For the three months ended March 31, 2022, the Company had a loss from operations of $5,053,793 (of which, $3,375,903 was attributable to non-cash stock-based compensation) and negative cash flows from operations of $1,594,634. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2022, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily through current cash on hand and additional infusions of cash from equity and debt financing.

The Company believes the following has been able to mitigate the above factors with regard to its ability to continue as a going concern: on November 9, 2021, the Company received net proceeds of approximately $21,073,000 from its public offering. As a result of the above, and cash on hand of $19,322,520 as of March 31, 2022, the Company believes it has sufficient cash to fund operations for the twelve months subsequent to the filing date.

Current funds noted above will not be sufficient to enable the Company to fully complete its development activities or attain profitable operations. If the Company is unable to obtain such needed additional financing on a timely basis, the Company may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations and liquidate.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial information as of and for the three months ended March 31, 2022 and 2021 has been prepared in accordance with GAAP for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position at such dates and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2022.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements. Significant estimates include the carrying value of intangible assets, deferred tax asset and valuation allowance, and assumptions used in the Black-Scholes option pricing model, such as expected volatility, risk-free interest rate, and expected divided rate.

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

The Company’s contracted transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s contracts have a single performance obligation which is not separately identifiable from other promises in the contracts and is, therefore, not distinct. The Company’s performance obligation is satisfied upon the transfer of risk of loss to the customer. All sales have fixed pricing and there are currently no variable components included in the Company’s revenue. The timing of the Company’s revenue recognition may differ from the timing of receiving royalty payments. A receivable is recorded when revenue is recognized prior to receipt of a royalty payment and the Company has an unconditional right to the royalty payment. Alternatively, when a royalty payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. During the three months ended March 31, 2022 and 2021, the Company recognized $16,000 and $18,000, respectively, of revenue related to the Company’s sublicenses.

Contract Modifications

There were no contract modifications during the three months ended March 31, 2022. Contract modifications are not routine in the performance of the Company’s contracts.

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of March 31, 2022 or December 31, 2021.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances, net of allowances for doubtful accounts. The Company periodically assesses its accounts receivable and other receivables for collectability on a specific identification basis. The Company provides for allowances for doubtful accounts based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. The Company did not record an allowance for doubtful accounts as of March 31, 2022 or December 31, 2021.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the carrying amount to the forecasted undiscounted net cash flows of the operation to which the assets relate. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down to fair value first, followed by other long-lived assets of the operation. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. During the three months ended March 31, 2022 and 2021, the Company determined that there was no impairment charge for intangible assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. Definite-lived intangible assets are amortized using the straight-line method over their estimated useful life, which is determined by identifying the period over which the cash flows from the asset are expected to be generated.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $469 and $2,600 for the three months ended March 31, 2022 and 2021, respectively. Advertising and marketing expenses are recorded in marketing and promotion on the unaudited condensed consolidated statements of operations.

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

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. All vested outstanding options and warrants are considered potential common stock. The dilutive effect, if any, of stock options, warrants, and unvested restricted stock units (“RSUs”) are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, options, warrants, RSUs and convertible notes have been excluded from the Company’s computation of net loss per common share for the three months ended March 31, 2022 and 2021.

The following table summarizes the securities that were excluded from the diluted loss per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended
	March 31,
	2022	2021

Options	864,611	588,174
Warrants	4,739,765	3,672,265
Unvested RSUs	220,527	293,479
Convertible notes – common stock	-	201,082	(1)
Total	5,824,903	4,755,000

(1)	As of March 31, 2021, all of the convertible notes had variable conversion prices and the shares issuable were estimated based on the market conditions. Pursuant to the note agreements, there were 1,519,645 shares of common stock reserved for future note conversions as of March 31, 2021.

Stock-based Compensation

The Company applies the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the condensed consolidated statements of operations.

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

Pursuant to Accounting Standards Update (“ASU”) 2018-07 Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, the Company accounts for stock options issued to non-employees for their services in accordance with ASC 718. The Company uses valuation methods and assumptions to value the stock options that are consistent with the process for valuing employee stock options noted above.

Grant income

Funding received under research grants for reimbursement of research and development expenses is recorded as grant income in the other (income) expense section of the condensed consolidated statements of operations.

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

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At March 31, 2022 and December 31, 2021, the Company’s net deferred tax asset has been fully reserved.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the unaudited condensed consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the unaudited condensed consolidated statements of operations.

Leases

A lease is defined as a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASC 842, Leases (“ASC 842”), and it primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

In accordance with ASC 842, the Company recognized a right-of-use (“ROU”) asset and corresponding lease liability on its balance sheets for its office space lease agreement. See Note 8 - Leases for further discussion, including the impact on the Company’s financial statements and related disclosures.

ROU assets include any initial direct costs and prepaid lease payments and exclude any lease incentives. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

Leases in which the Company is the lessee are comprised of office rental. The Company has a lease agreement for office space with a remaining term of 2.75 years as of March 31, 2022.

NOTE 3 – INTANGIBLE ASSETS

The Company is a party to a license agreement with the SCTC (as amended) (the “SCTC Agreement”). Pursuant to the SCTC Agreement, the Company obtained, among other things, a worldwide (excluding Asia and Argentina), exclusive, royalty-bearing license from the SCTC to utilize or sublicense a certain method for culturing cells and a worldwide, exclusive, royalty-bearing license from the SCTC to utilize or sublicense a certain medical device patent for the administration of specific cells and/or cell products to the disc and/or spine (and other parts of the body). Pursuant to the license agreement with the SCTC, certain performance milestones (or payouts in lieu of performance milestones) had to be satisfied in order for the Company to maintain its exclusive rights with regard to the disc/spine technology (subject to the SCTC’s compliance with its obligations under the SCTC Agreement). The Company did not timely satisfy the third of these performance milestones (which needed to be satisfied by February 2022). Accordingly, such rights may currently be non-exclusive. The Company and the SCTC are currently negotiating the terms of an agreement confirming the exclusive nature of the license. No assurance can be given in this regard. In February 2017, the Company received authorization from the Food and Drug Administration (the “FDA”) to proceed with a Phase 2 clinical trial. The Company has commenced such clinical trial. In March 2022, a United States patent relating to the Company’s BRTX-100 clinical program was issued.

Intangible assets consist of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization	Total
Balance as of January 1, 2021	$3,676	$1,301,500	$(640,908)	$664,268
Amortization expense	-	-	(74,528)	(74,528)
Balance as of December 31, 2021	3,676	1,301,500	(715,436)	589,740
Amortization expense	-	-	(18,631)	(18,631)
Balance as of March 31, 2022	$3,676	$1,301,500	$(734,067)	$571,109
Weighted average remaining amortization period at March 31, 2022 (in years)	-	7.68

Accumulated amortization of intangible assets consists of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization
Balance as of January 1, 2021	$3,676	$637,232	$640,908
Amortization expense	-	74,528	74,528
Balance as of December 31, 2021	3,676	711,760	715,436
Amortization expense	-	18,631	18,631
Balance as of March 31, 2022	$3,676	$730,391	$734,067

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of:

	March 31, 2022	December 31,2021

Accrued payroll	$26,250	$28,370
Accrued research and development expenses	-	29,672
Accrued general and administrative expenses	129,787	76,928
Total accrued expenses	$156,037	$134,970

NOTE 5 – NOTES PAYABLE

A summary of the notes payable activity during the three months ended March 31, 2022 is presented below:

PPP Loan
Outstanding, January 1, 2022	$250,000
Issuances	-
Forgiveness	(250,000)
Outstanding, March 31, 2022	$-

On March 14, 2021, under the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”), the Company entered into a note payable with a financial institution for $250,000 at an interest rate of 1% per annum and a maturity date of March 14, 2026. Pursuant to the note, principal and interest payments were deferred for ten months. At that time the Company was able to apply for loan forgiveness. At December 31, 2021, $250,000 was outstanding. On January 5, 2022, the total amount of the PPP loan was forgiven.

NOTE 6 – Stockholders’ EQUITY (DEFICIT)

Series A Preferred

On November 8, 2021, in connection with the Company’s public offering, the Company’s Board of Directors adopted a resolution allowing for the authorization of and issuance of 1,543,458 shares of the Company’s Preferred Stock, $.01 par value per share, designated as Series A Preferred Stock (“Series A”). The Series A has a liquidation preference of $0.001 per share.

Dividends

Series A holders shall be entitled to receive, when and as declared by the Board of Directors, dividends on a pari passu basis with the holders of the shares of the Company’s common stock based upon the number of shares of common stock into which the Series A is then convertible.

Voting Rights

Series A holders shall be entitled to vote on all matters presented to the stockholders of the Company and shall be entitled to such number of votes that equal the number of shares of common stock into which each share of Series A held may be converted; provided, however, that in no event shall a Series A holder be entitled to vote more than 4.99% of the then outstanding shares of common stock.

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

Automatic Conversion – If an event occurs which has the effect of reducing a Series A holder’s beneficial ownership of shares of common stock to less than 4.5% of the then publicly disclosed outstanding shares of common stock, then, within five business days thereafter, the Series A holder shall provide notice to the Company to such effect. Such notice shall have the effect of a notice of conversion such that the Series A holder’s post-conversion ownership of common stock will be 4.99% of the then publicly disclosed outstanding shares of common stock.

2021 Stock Incentive Plan

On March 18, 2021, the Company’s Board of Directors adopted the BioRestorative Therapies, Inc. 2021 Stock Incentive Plan (the “2021 Plan”). Pursuant to the 2021 Plan, a total of 1,175,000 shares of common stock are authorized to be issued pursuant to the grant of stock options, restricted stock units, restricted stock, stock appreciation rights and other incentive awards. As of March 31, 2022, based on stock option and restricted stock units currently outstanding under the 2021 Plan, no shares remain available for future grant under the 2021 Plan.

Warrant and Option Valuation

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. The expected term used for warrants and options issued to non-employees is the contractual life and the expected term used for options issued to employees and directors is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Warrant Activity Summary

No warrants were granted or issued during the three months ended March 31, 2022 and 2021.

A summary of the warrant activity during the three months ended March 31, 2022, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, January 1, 2022	4,739,871	$11.78	4.9	$-
Granted	-	-
Exercised	-	-
Expired	(106)	4.00
Outstanding, March 31, 2022	4,739,765	$11.78	4.6	$-

Exercisable, March 31, 2022	4,739,765	$11.78	4.6	$-

The following table presents information related to warrants at March 31, 2022:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$10	4,501,937	4.6	4,501,937
$12.50	235,970	4.6	235,970
$60	250	2.8	250
$800	869	2.6	869
$2,240	39	2.2	39
$3,400	264	2.0	264
$4,000	55	1.9	55
$8,000	19	1.6	19
$14,000	18	1.3	18
$16,000	329	1.7	329
$16,600	14	0.6	14
$20,000	1	0.2	1
	4,739,765	4.6	4,739,765

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2022	2021
Risk free interest rate	2.42%	1.71%
Expected term (years)	3.50	5.50
Expected volatility	286%	228%
Expected dividends	0.00%	0.00%

The Company granted options for the purchase of 25,000 shares of common stock during the three months ended March 31, 2022.

The Company granted options for the purchase of 586,959 shares of common stock during the three months ended March 31, 2021.

The grant date fair value of options issued during the three months ended March 31, 2022 was $122,117.

The grant date fair value of options issued during the three months ended March 31, 2021 was $27,736,052.

A summary of the stock option activity during the three months ended March 31, 2022 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2022	839,639	$18.73	9.5	-
Granted	25,000	4.92
Forfeited	(28)	3,383
Outstanding, March 31, 2022	864,611	$17.51	9.2	$-

Exercisable, March 31, 2022	512,436	$20.57	9.2	$-

The following table presents information related to stock options at March 31, 2022:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$4.92	25,000	5.0	-
$13.50	838,550	9.2	511,383
$1,040	44	7.5	44
$3,000	1,006	4.8	998
$22,800	1	2.3	1
$48,200 - $52,000	9	1.8	9
$120,000	1	1.0	1
	864,611	9.2	512,436

Restricted Stock Units

Pursuant to the 2021 Plan, the Company grants RSUs to employees, consultants and non-employee directors (“Eligible Individuals”). The number, terms and conditions of the RSUs that are granted to Eligible Individuals are determined on an individual basis by the plan administrator. On the distribution date, the Company shall issue to the Eligible Individual one share of the Company’s common stock (or the fair market value of one such share in cash) for each vested and nonforfeitable RSU.

On March 18, 2022, the Company, granted an aggregate of 24,876 RSUs to its Chief Executive Officer, President and Chairman of the Board and its Vice President, Research and Development (see Note 7 – Commitments and Contingencies) with a fair value of $4.21 per share. The RSUs vest in twelve equal monthly installments.

A summary of our unvested RSUs as of March 31, 2022 is as follows:

Number of
Shares
Outstanding, January 1, 2022	293,479
Granted	24,876
Forfeited	-
Vested	(97,828)
Outstanding, March 31, 2022	220,527

The following table presents information related to stock compensation expense:

	For the Three Months Ended		Unrecognized at	Weighted Average Remaining Amortization
	March 31,		March 31,	Period
	2022	2021	2022	(Years)
Consulting	$72,819	$-	$-	-
Research and development	-	25,121	-	-
General and administrative	3,303,084	14,051,646	16,899,278	0.9
	$3,375,903	$14,076,767	$16,899,278	0.9

Note 7 - COMMITMENTS AND CONTINGENCIES

Research and Development Agreement

On December 20, 2021, the Company entered into a Master Clinical Services Agreement (the “Services Agreement”) with Professional Research Consulting, Inc. (“PRC”) pursuant to which PRC will provide trial management services related to the Company’s Phase 2 clinical trials. The Services Agreement has a 46-month term with an estimated budgeted cost of $5,844,380. Upon execution of the Services Agreement, the Company made an upfront payment of $328,152 which was recorded as a prepaid expense on the condensed consolidated balance sheet at December 31, 2021, and is being expensed over the life of the Services Agreement as the services are rendered. During the three months ended March 31, 2022, the Company incurred $477,597 of research and development expense and had a balance in prepaid expense of $395,525 at March 31, 2022 associated with the Services Agreement.

Note 8 - LEASES

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

The following table presents net lease cost and other supplemental lease information:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Lease cost
Operating lease cost (cost resulting from lease payments)	$40,783	$39,593
Net lease cost	$40,783	$39,593

Operating lease – operating cash flows (fixed payments)	$40,783	$39,593
Operating lease – operating cash flows (liability reduction)	$28,445	$24,176
Non-current leases – right of use assets	$328,794	$444,838
Current liabilities – operating lease liabilities	$123,899	$105,459
Non-current liabilities – operating lease liabilities	$268,357	$392,256

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases as of March 31, 2022:

Fiscal Year	Operating Leases
2022 (excluding the three months ended March 31, 2022)	$122,349
2023	168,028
2024	173,060
Total future minimum lease payments	463,437
Amount representing interest	(71,181)
Present value of net future minimum lease payments	$392,256

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2022, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

●	our ability to obtain financing needed to complete our clinical trials and implement our business plan;
●	our ability to successfully develop and commercialize BRTX-100, our lead product candidate for the treatment of chronic lumbar disc disease, as well as our metabolic ThermoStem Program;
●	our possible lack of exclusive rights with regard to our licensed technology;
●	our ability to protect our proprietary rights;
●	our ability to achieve and sustain profitability of the existing lines of business;
●	our ability to attract and retain world-class research and development talent;
●	our ability to attract and retain key science, technology and management personnel and to expand our management team;
●	the accuracy of estimates regarding expenses, future revenue, capital requirements, profitability, and needs for additional financing;
●	business interruptions resulting from geo-political actions, including war and terrorism or disease outbreaks (such as the recent outbreak of COVID-19);
●	our ability to attract and retain customers; and
●	our ability to navigate through the increasingly complex therapeutic regulatory environment.

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

Intellectual Property

This report includes references to our federally registered trademarks, BioRestorative Therapies and Dragonfly design, BRTX-100 and ThermoStem. We also own an allowed trademark application for BRTX. The Dragonfly Logo is also registered with the U.S. Copyright Office. This report may also include references to trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this report appear without the ®, SM or ™ symbols, and copyrighted content appears without the use of the symbol ©, but the absence of use of these symbols does not reflect upon the validity or enforceability of the intellectual property owned by us or third parties.

Corporate History

Our offices are located in Melville, New York where we have established a laboratory facility in order to increase our capabilities for the further development of possible cellular-based treatments, products and protocols, stem cell-related intellectual property and translational research applications.

As of March 31, 2022, our accumulated deficit was $138,962,278. We have historically only generated a modest amount of revenue, and our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

Our financial results for the three months ended March 31, 2022 are summarized as follows in comparison to the three months ended March 31, 2021:

	For The Three Months Ended
	March 31,
	2022	2021
Revenues	$16,000	$18,000

Operating Expenses:
Marketing and promotion	469	2,600
Consulting	86,071	8,389
Research and development	775,337	165,254
General and administrative	4,207,916	14,896,413
Total Operating Expenses	5,069,793	15,072,656
Loss From Operations	(5,053,793)	(15,054,656)

Other (Income) Expense:
Interest expense	29,011	181,514
Gain on PPP loan forgiveness	(250,000)	-
Amortization of debt discount	-	417,160
Grant income	(16,654)	-
Total Other (Income) Expense	(237,643)	598,674
Net Loss	$(4,816,150)	$(15,653,330)

Revenues

For the three months ended March 31, 2022 and 2021, we generated $16,000 and $18,000, respectively, of royalty revenue in connection with our sublicense agreement.

Marketing and Promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the three months ended March 31, 2022 and 2021, marketing and promotion expenses were insignificant.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended March 31, 2022, consulting expenses increased by $77,862, from $8,389 to $86,071, as compared to the three months ended March 31, 2021, primarily due to stock-based compensation of $72,818 issued to consultants during the three months ended March 31, 2022.

Research and Development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended March 31, 2022, research and development expenses increased by $610,083, or 369%, from $165,254 to $775,337, as compared to the three months ended March 31, 2021, as we recommenced our research and development initiatives following the completion of our public offering of common stock and warrants in November 2021.

We expect that our higher level of research and development expenses will continue in subsequent fiscal periods.

General and Administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of our Vice President of Research and Development and our laboratory staff), as well as corporate expenses such as legal and professional fees, investor relations and occupancy-related expenses. For the three months ended March 31, 2022, general and administrative expenses decreased by $10,688,497, or 72%, from $14,896,413 to $4,207,916, as compared to the three months ended March 31, 2021. The decrease is primarily due to a decrease of approximately $10.7 million in stock-based compensation resulting from the effect of the issuances of 586,959 stock options and 293,479 RSUs during the three months ended March 31, 2021.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the three months ended March 31, 2022, interest expense decreased $152,503, or 84%, as compared to the three months ended March 31, 2021. The decrease was due to the exchange of our outstanding convertible debt for common and preferred shares and warrants in connection with our public offering in November 2021.

Gain on PPP loan forgiveness

Under the terms of the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”), our $250,000 PPP loan was forgiven during the three months ended March 31, 2022.

Amortization of debt discount

Amortization of debt discount of $417,160 for the three months ended March 31, 2021 related to our convertible notes, which were exchanged for common and preferred shares and warrants in connection with our public offering in November 2021, resulting in no comparable expense during the three months ended March 31, 2022.

Grant income

Grant income of $16,654 during the three months ended March 31, 2022 consists of funding received under a $256,000 National Institutes of Health Small Business Technology Transfer (STTR) Phase 1 grant, which we were awarded in September 2021.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	March 31,	December 31,
	2022	2021

Cash	$19,322,520	$21,026,727

Working Capital	$19,384,971	$21,104,086

Notes Payable (Gross)	$-	$250,000

Availability of Additional Funds

Based upon our accumulated deficit of $138,962,278 as of March 31, 2022, along with our forecast for continued operating losses and our need for financing to fund our contemplated clinical trials, we will eventually require additional equity and/or debt financing to continue our operations.

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

Cash Flows

During the three months ended March 31, 2022 and 2021, our sources and uses of cash were as follows:

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(1,594,634)	$(813,701)
Net cash used in investing activities	(109,573)	-
Net cash provided by financing activities	-	250,000
Net decrease in cash	$(1,704,207)	$(563,701)

Operating Activities

Net cash used in operating activities was $1,594,634 for the three months ended March 31, 2022, primarily due to cash used to fund the net loss of $4,816,150 and a non-cash gain of $250,000 on forgiveness of our PPP loan, which were partially offset by non-cash expenses of $3,430,925 related primarily to stock-based compensation and $40,591 of cash provided by changes in the levels of operating assets and liabilities, which was primarily due to increases in accounts payable and accrued expenses and other current liabilities, partially offset by increases in accounts receivable and prepaid and other current assets and a decrease in the lease liability. Net cash used in operating activities was $813,701 for the three months ended March 31, 2021, primarily due to cash used to fund the net loss of $15,653,330, which was partially offset by non-cash expenses of $14,522,963 primarily related to stock-based compensation expense and amortization of debt discount and $316,666 of cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable, accrued expenses and other current liabilities and decreases in accounts receivable, prepaid expenses and other current assets.

Investing Activities

Net cash used in investing activities consisted of $109,573 of equipment purchases during the three months ended March 31, 2022. There were no cash flows from investing activities during the three months ended March 31, 2021.

Financing Activities

There were no cash flows from financing activities for the three months ended March 31, 2022. Net cash provided by financing activities for the three months ended March 31, 2021 consisted of $250,000 of net proceeds from a loan received under the U.S. Small Business Administration’s Paycheck Protection Program.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Significant Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements included herein for the quarter ended March 31, 2022, and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of March 31, 2022. Management has not completed such evaluation and, as such, has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. As a result of the material weaknesses in internal control over financial reporting described below, we concluded that our disclosure controls and procedures as of March 31, 2022 were not effective.

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2022 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses:

●	Lack of adherence to formal policies and procedures post-bankruptcy;
●	Lack of risk assessment procedures on internal controls to detect financial reporting risks in a timely manner; and
●	Lack of sufficient formal procedures and controls to achieve complete and accurate financial reporting and disclosures, including controls over the preparation and review of journal entries and account reconciliations.

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

Changes in Internal Control Over Financial Reporting

Other than described above there have been no changes in our internal control over financial reporting that occurred during our first quarter of 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

An investment in our common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition” section of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022, in addition to other information contained in those reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the three months ended March 31, 2022, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as transactions by an issuer not involving any public offering. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2020, Quarterly Reports on Form 10-Q for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021, and Current Reports on Form 8-K filed with the Securities and Exchange Commission and press releases made by us), and we were available to answer questions by prospective investors. We reasonably believe that each of the investors is an accredited investor.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price	Term (Years)	Purchaser(s)		Consideration(1)
2/28/2022	3,000	-	-	-		(2)	$16,680	(3)
2/28/2022	2,500					(2)	$13,900	(3)
2/28/2022	2,500	-	-	-		(2)	$13,900	(3)
3/29/2022	2,500	-	-	-		(2)	$12,650	(3)
3/31/2022	3,000	-	-	-		(2)	$15,690	(3)

(1)	The value of the non-cash consideration was estimated to be the fair value of our restricted common stock. Since our shares are thinly traded in the open market, the fair value of our equity instruments was estimated by management based on observations of the cash sale prices of both restricted shares and freely tradeable shares.
(2)	Accredited investor.
(3)	Issued in lieu of cash for consulting services rendered.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Certificate of Incorporation, as amended	10-K	3.1	3/30/22
3.2	Certificate of Designations of Preferred Stock (Series A)	8-K	3.1	11/15/2021
3.3	Bylaws	8-K	3.4	12/23/2014
31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)

*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIORESTORATIVE THERAPIES, INC.

By:	/s/ Lance Alstodt
Lance Alstodt
Chief Executive Officer, President, and Chairman of the Board
(Principal Executive Officer)
Date:	May 13, 2022

By:	/s/ Robert E. Kristal
Robert E. Kristal
Chief Financial Officer
(Principal Financial Officer)
Date:	May 13, 2022

