Form 10-Q
period 2022-06-30
BioRestorative Therapies, Inc.
filed 2022-08-15
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 8, 2022, there were 3,645,886 shares of the registrant’s common stock outstanding.

BIORESTORATIVE THERAPIES, INC., AND SUBSIDIARY

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIORESTORATIVE THERAPIES, INC., AND SUBSIDIARY

CONDENSED Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS

Current Assets:
Cash	$17,933,724	$21,026,727
Accounts receivable	16,000	5,000
Prepaid expenses and other current assets	374,493	436,181
Total Current Assets	18,324,217	21,467,908

Property and equipment, net	266,750	37,993
Right of use asset	299,783	357,805
Intangible assets, net	550,703	589,740

Total Assets	$19,441,453	$22,453,446

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$378,233	$50,827
Accrued expenses and other current liabilities	114,659	134,970
Lease liability, current portion	128,889	119,055
PPP loan payable, current portion	-	58,970
Total Current Liabilities	621,781	363,822

Lease liability, net of current portion	234,060	301,645
PPP loan payable, net of current portion	-	191,030

Total Liabilities	855,841	856,497

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value; Authorized, 20,000,000 shares; Series A Convertible Preferred stock, $0.01 par value; 1,543,158 Authorized, issued and outstanding	15,432	15,432
Common stock, $0.0001 par value; Authorized, 75,000,000 shares; 3,643,709 and 3,520,391 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	365	353
Additional paid in capital	162,207,334	155,727,292
Accumulated deficit	(143,637,519)	(134,146,128)

Total Stockholders’ Equity	18,585,612	21,596,949

Total Liabilities and Stockholders’ Equity	$19,441,453	$22,453,446

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC., AND SUBSIDIARY

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenues	$71,100	$15,000	$87,100	$33,000

Operating expenses:
Marketing and promotion	245	6,220	714	8,820
Consulting	35,450	1,648	121,521	10,037
Research and development	1,075,224	160,898	1,850,561	326,152
General and administrative	3,588,809	3,401,497	7,796,725	18,297,910
Total operating expenses	4,699,728	3,570,263	9,769,521	18,642,919

Loss from operations	(4,628,628)	(3,555,263)	(9,682,421)	(18,609,919)

Other (income) expense:
Interest expense	46,613	507,332	75,624	1,106,006
Gain on PPP loan forgiveness	-	-	(250,000)	-
Grant income	-	-	(16,654)	-
Total other (income) expense	46,613	507,332	(191,030)	1,106,006

Net loss	$(4,675,241)	$(4,062,595)	$(9,491,391)	$(19,715,925)

Net Loss Per Share - Basic and Diluted	$(1.28)	$(5.10)	$(2.65)	$(25.84)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	3,638,383	795,877	3,581,110	763,085

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC., AND SUBSIDIARY

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2022	1,543,158	$15,432	3,520,391	$353	$155,727,292	$(134,146,128)	$21,596,949

Stock-based compensation:
- restricted share units	-	-	97,828	10	1,164,125	-	1,164,135
- options	-	-	-	-	2,138,949	-	2,138,949
- common stock	-	-	13,500	1	72,818	-	72,819
Net loss	-	-	-	-	-	(4,816,150)	(4,816,150)

Balance as of March 31, 2022	1,543,158	15,432	3,631,719	364	159,103,184	(138,962,278)	20,156,702

Stock-based compensation:
- restricted share units	-	-	6,220	1	1,190,349	-	1,190,350
- options	-	-	-	-	1,865,297	-	1,865,297
- common stock	-	-	5,770	-	48,504	-	48,504
Net loss	-	-	-	-	-	(4,675,241)	(4,675,241)

Balance as of June 30, 2022	1,543,158	$15,432	3,643,709	$365	$162,207,334	$(143,637,519)	$18,585,612

Balance at January 1, 2021	-	$-	715,544	$72	$88,511,269	$(89,842,833)	$(1,331,492)

Shares issued in exchange for notes payable and accrued interest	-	-	4,852	-	213,673	-	213,673
Shares issued in cashless exercise of warrants	-	-	73,582	7	(7)	-	-
Stock-based compensation:
- restricted share units	-	-	-	-	179,098		179,098
- options	-	-	-	-	13,897,669	-	13,897,669
Net loss	-	-	-	-	-	(15,653,330)	(15,653,330)

Balance as of March 31, 2021	-	-	793,978	79	102,801,702	(105,496,163)	(2,694,382)

Shares issued in exchange for notes payable and accrued interest	-	-	3,217	-	103,703	-	103,703
Shares issued in cashless exercise of warrants	-	-	39,750	5	(82,136)	-	(82,131)
Stock-based compensation:							-
- restricted share units	-	-	-	-	1,164,135	-	1,164,135
- options	-	-	-	-	1,762,329	-	1,762,329
Net loss	-	-	-	-	-	(4,062,595)	(4,062,595)

Balance as of June 30, 2021	-	$-	836,945	$84	$105,749,733	$(109,558,758)	$(3,808,941)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net Loss	$(9,491,391)	$(19,715,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	742,534
Depreciation and amortization	57,526	46,035
Stock-based compensation - options	4,004,246	15,659,998
Stock-based compensation - common stock	121,324	-
Stock-based compensation - RSUs	2,354,485	1,343,233
Gain on PPP loan forgiveness	(250,000)	-
Non-cash lease expense	58,022	58,022
Changes in operating assets and liabilities:
Accounts receivable	(11,000)	2,000
Prepaid assets and other current assets	61,688	50,643
Accounts payable	327,406	(21,159)
Accrued expenses and other current liabilities	(20,311)	328,174
Lease liability	(57,751)	(49,085)

Net cash used in operating activities	(2,845,756)	(1,555,530)

Cash flows from investing activities:

Purchases of equipment	(247,247)	-

Net cash used in investing activities	(247,247)	-

Cash flows from financing activities:
Proceeds from PPP Loan	-	250,000

Net cash provided by financing activities	-	250,000

Net decrease in cash and cash equivalents	(3,093,003)	(1,305,530)

Cash - beginning of period	21,026,727	3,064,610

Cash - end of period	$17,933,724	$1,759,080

Non-cash investing and financing activities:
Shares issued in exchange for notes payable and accrued interest	$-	$235,245

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

On October 27, 2021, the Company effected a 1-for-4,000 reverse stock split of its common stock. The Company has retroactively applied the reverse stock split made effective on October 27, 2021 to share and per share amounts on the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021. In connection with the reverse stock split, the Company’s authorized number of shares of common stock was reduced from 300,000,000,000 to 75,000,000. The Company’s authorized number of shares of preferred stock was not affected by the reverse stock split.

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

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. At June 30, 2022, the Company had an accumulated deficit of $143.6 million and a working capital surplus of $17.7 million. For the six months ended June 30, 2022, the Company had a net loss of $9.5 million (of which, $6.5 million was attributable to non-cash stock-based compensation) and negative cash flows from operations of $2.8 million. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur net losses as it executes its development plans for 2022 and beyond, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily through current cash on hand and additional infusions of cash from equity and debt financing.

The Company believes that it has been able to mitigate the above factors with regard to its ability to continue as a going concern as a result of its November 9, 2021, public offering pursuant to which the Company received net proceeds of approximately $21.1 million. As a result of the above, and cash on hand as of June 30, 2022, the Company believes it has sufficient cash to fund operations for the twelve months subsequent to the filing date.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial information as of and for the three and six months ended June 30, 2022 and 2021 has been prepared in accordance with GAAP for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position at such dates and the operating results and cash flows for such periods. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated upon consolidation.

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

The Company’s contracted transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s contracts have a single performance obligation with a fixed determinable contract value. The Company’s performance obligation is satisfied upon the transfer of risk of loss to the customer. All sales have fixed pricing and there are currently no variable components included in the Company’s revenue. The timing of the Company’s revenue recognition may differ from the timing of receiving royalty payments. A receivable is recorded when revenue is recognized prior to receipt of a royalty payment and the Company has an unconditional right to the royalty payment. Alternatively, when a royalty payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. During the three months ended June 30, 2022 and 2021, the Company recognized $71,100 and $15,000, respectively, of revenue related to the Company’s sublicenses. During the six months ended June 30, 2022 and 2021, the Company recognized $87,100 and $33,000, respectively, of revenue related to the Company’s sublicenses.

Contract Modifications

There were no contract modifications during the three and six months ended June 30, 2022. Contract modifications are not routine in the performance of the Company’s contracts.

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents held at financial institutions may at times exceed insured amounts. The Company believes it mitigates such risk by investing in or through, as well as maintaining cash balances with, major financial institutions. There were no cash equivalents as of June 30, 2022, and December 31, 2021.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances, net of allowances for doubtful accounts. The Company periodically assesses its accounts receivable and other receivables for collectability on a specific identification basis. The Company provides for allowances for doubtful accounts based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. The Company had no balances related to allowances for doubtful accounts as of June 30, 2022 and December 31, 2021.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally 3 – 15 years. Expenditures that enhance the useful lives of assets are capitalized and depreciated over the remainder of the useful life. Computer equipment costs are capitalized as incurred and depreciated on a straight-line basis over a range of 3 – 5 years.

Leasehold improvements are amortized over the lesser of (i) the useful life of the asset or (ii) the remaining lease term. Maintenance and repairs are expensed as incurred. The Company capitalizes costs attributable to the betterment of property and equipment when such betterment enhances the functionality of the asset or extends the useful life of the asset. Should an asset be disposed of before the end of its useful life, the cost and accumulated depreciation at that date are removed from the consolidated balance sheets, with the resulting gain or loss, if any, reflected in operations in that period.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the carrying amount to the forecasted undiscounted net cash flows of the operation to which the assets relate. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down to fair value first, followed by other long-lived assets of the operation. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. There are no impairment charges for all periods presented.

Intangible Assets

The Company records its intangible assets at cost, for those intangible assets not acquired in a business combination, in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other. Definite-lived intangible assets are amortized using the straight-line method over their estimated useful life, which is determined by either the term of the underlying agreement they related to or identifying the period over which the cash flows from the asset are expected to be generated.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $245 and $6,220 for the three months ended June 30, 2022 and 2021, respectively. Advertising and marketing expenses were $714 and $8,820 for the six months ended June 30, 2022 and 2021, respectively. Advertising and marketing expenses are recorded in marketing and promotion on the unaudited condensed consolidated statements of operations.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable and accrued expenses, and other current liabilities approximate their fair values based on the short duration of these instruments.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. All vested outstanding options and warrants are considered potential common stock. The dilutive effect, if any, of stock options, warrants, and restricted stock units (“RSUs”) are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, options, warrants, RSUs and convertible notes have been excluded from the Company’s computation of net loss per common share for the three and six months ended June 30, 2022 and 2021.

The following table summarizes the securities that were excluded from the diluted loss per share calculation:

	Three Months Ended
	June 30,
	2022	2021

Options	864,609	588,047
Warrants	4,739,733	3,626,847
Unvested RSUs	214,303	293,479
Convertible notes – common stock	-	198,949	(1)
Total	5,818,645	4,707,322

	Six Months Ended
	June 30,
	2022	2021

Options	864,609	588,047
Warrants	4,739,733	3,626,847
Unvested RSUs	214,303	293,479
Convertible notes – common stock	-	198,949	(1)
Total	5,818,645	4,707,322

(1)	As of June 30, 2021, all of the convertible notes had variable conversion prices and the shares issuable were estimated based on the market conditions. Pursuant to the note agreements, there were 12,876,003 shares of common stock reserved for future note conversions as of June 30, 2021.

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

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment.

The Company records valuation allowances against deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company routinely evaluates the realizability of deferred tax assets by assessing the likelihood that deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, historical results are considered along with certain assumptions related to future earnings. At June 30, 2022 and December 31, 2021, the Company had a full valuation allowance applied against its deferred tax assets.

From time to time the Company may recognize an income tax benefit, in its consolidated statements of operations, related to uncertain tax positions taken. For uncertain tax positions that are “more likely than not” to sustain an income tax audit, the Company may record an allowance against certain deferred tax assets related to these positions. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the unaudited condensed consolidated statements of operations.

Leases

A lease is defined as an agreement that conveys the right to control the use of identified property, plant or equipment (right of use asset or “ROU asset”) for a period of time in exchange for consideration. The Company accounts for it leases in accordance with ASC 842, Leases, which requires that an ROU asset identified in a lease to be recorded as a noncurrent asset with a related liability. The Company does not record ROU assets for those agreements of a twelve-month duration or less. The Company recognized a ROU asset and corresponding lease liability on its balance sheets related to its office lease agreement. See Note 8 - Leases for further discussion, including the impact on the Company’s financial statements and related disclosures.

ROU assets include any initial direct costs and prepaid lease payments and exclude any lease incentives. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

Research and Development Expenses

Research and development expenses are expensed as incurred and recorded as a component of operating expenses in the Company’s Condensed Consolidated Statements of Operations.

NOTE 3 – INTANGIBLE ASSETS

The Company is a party to a license agreement with the SCTC (as amended) (the “SCTC Agreement”). Pursuant to the SCTC Agreement, the Company obtained, among other things, a worldwide (excluding Asia and Argentina), exclusive, royalty-bearing license from the SCTC to utilize or sublicense a certain method for culturing cells and a worldwide, exclusive, royalty-bearing license from the SCTC to utilize or sublicense a certain medical device patent for the administration of specific cells and/or cell products to the disc and/or spine (and other parts of the body). Pursuant to the license agreement with the SCTC, certain performance milestones (or payouts in lieu of performance milestones) had to be satisfied in order for the Company to maintain its exclusive rights with regard to the disc/spine technology (subject to the SCTC’s compliance with its obligations under the SCTC Agreement). The Company did not timely satisfy the third of these performance milestones (which needed to be satisfied by February 2022). Accordingly, such rights may currently be non-exclusive. The Company and the SCTC are currently negotiating the terms of an agreement confirming the exclusive nature of the license. No assurance can be given in this regard. In February 2017, the Company received authorization from the Food and Drug Administration (the “FDA”) to proceed with a Phase 2 clinical trial. The Company has commenced such clinical trial. In March 2022, a United States patent relating to the Company’s BRTX-100 clinical program was issued. The patent along with the license agreement gave rise to definite lived intangible assets. The below table details the activity related to those intangible assets from January 1, 2021 through June 30, 2022:

	Patents and Trademarks	Licenses	Accumulated Amortization	Total
Balance as of January 1, 2021	$3,676	$1,301,500	$(640,908)	$664,268
Amortization expense	-	-	(74,528)	(74,528)
Balance as of December 31, 2021	3,676	1,301,500	(715,436)	589,740
Amortization expense	-	-	(39,037)	(39,037)
Balance as of June 30, 2022	$3,676	$1,301,500	$(754,473)	$550,703
Weighted average remaining amortization period at June 30, 2022 (in years)	-	7.43

Accumulated amortization of intangible assets consists of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization
Balance as of January 1, 2021	$3,676	$637,232	$640,908
Amortization expense	-	74,528	74,528
Balance as of December 31, 2021	3,676	711,760	715,436
Amortization expense	-	39,037	39,037
Balance as of June 30, 2022	$3,676	$750,797	$754,473

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of:

	June 30, 2022	December 31, 2021

Accrued payroll	$26,250	$28,370
Accrued research and development expenses	-	29,672
Accrued general and administrative expenses	88,409	76,928
Total accrued expenses	$114,659	$134,970

NOTE 5 – NOTES PAYABLE

A summary of the notes payable activity during the six months ended June 30, 2022 is presented below:

PPP Loan
Outstanding, January 1, 2022	$250,000
Issuances	-
Forgiveness	(250,000)
Outstanding, June 30, 2022	$-

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

Dividends

Series A holders shall be entitled to receive, when and as declared by the Board of Directors, dividends on an equivalent basis without preference with the holders of the shares of the Company’s common stock based upon the number of shares of common stock into which the Series A is then convertible.

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

2021 Stock Incentive Plan

On March 18, 2021, the Company’s Board of Directors adopted the BioRestorative Therapies, Inc. 2021 Stock Incentive Plan (the “2021 Plan”). Pursuant to the 2021 Plan, a total of 1,175,000 shares of common stock are authorized to be issued pursuant to the grant of stock options, restricted stock units, restricted stock, stock appreciation rights and other incentive awards. As of June 30, 2022, based on stock options and restricted stock units currently outstanding under the 2021 Plan, no shares remain available for future grants under the 2021 Plan.

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

Warrant Activity Summary

No warrants were granted or issued during the six months ended June 30, 2022 and 2021.

A summary of the warrant activity during the six months ended June 30, 2022, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, January 1, 2022	4,739,871	$11.78	4.9	$-
Granted	-	-
Exercised	-	-
Expired	(138)	16,107.00
Outstanding, June 30, 2022	4,739,733	$10.92	4.4	$-

Exercisable, June 30, 2022	4,739,733	$10.92	4.4	$-

The following table presents information related to warrants at June 30, 2022:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$10.00	4,501,937	4.4	4,501,937
$12.50	235,970	4.4	235,970
$60.00	250	2.5	250
$800.00	869	2.3	869
$2,240.00	39	2.0	39
$3,400.00	264	1.8	264
$4,000.00	55	1.8	55
$8,000.00	19	1.3	19
$14,000.00	18	1.0	18
$16,000.00	298	1.6	298
$16,600.00	14	0.3	14
	4,739,733	4.4	4,739,733

Stock Options

The Company grants stock options to certain employees which is recognized as compensation expense on a straight-line basis over the vesting term of the grants. Vesting terms are generally two years, and grants expire between five and ten years.

For the three months ended June 30, 2022 and 2021, the Company recognized compensation expense related to stock option grants of $1.9 million and $1.7 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized compensation expense related to stock option grants of $4.0 million and $15.6 million, respectively. The Company values these option grants using the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,
	2022	2021
Risk free interest rate	2.42%	1.71%
Expected term (years)	3.50	5.50
Expected volatility	286%	228%
Expected dividends	0.00%	0.00%

The Company granted options for the purchase of 25,000 shares of common stock during the six months ended June 30, 2022, with a grant date fair value of $4.88 per share. At June 30, 2022, the unamortized compensation expense related to these grants was $0.1 million.

The Company granted options for the purchase of 586,959 shares of common stock during the six months ended June 30, 2021, with a grant date fair value of $47.25 per share, after taking into effect the reverse stock split. At June 30, 2022, the unamortized compensation expense related to these grants was $5.7 million.

A summary of the stock option activity during the six months ended June 30, 2022 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2022	839,639	$18.73	9.5	-
Granted	25,000	4.92
Forfeited	(30)	3,273.00
Outstanding, June 30, 2022	864,609	$18.73	8.8	$-

Exercisable, June 30, 2022	532,045	$17.50	9.0	$-

The following table presents information related to stock options at June 30, 2022:

Options Outstanding			Options Exercisable
			Weighted
		Outstanding	Average	Exercisable
Exercise		Number of	Remaining Life	Number of
Price		Options	In Years	Options
$4.92		25,000	4.8	-
$13.50	(1)	838,550	9.0	530,994
$1,040.00		44	7.3	44
$3,000.00		1,004	4.6	996
$22,800.00		1	2.0	1
$48,200.00 - $52,000.00		9	1.5	9
$120,000.00		1	0.4	1
		864,609	8.8	532,045

(1)	Subject to reduction to $5.08 per share in the event of stockholder approval of certain amendments to the 2021 Plan.

Restricted Stock Units

Pursuant to the 2021 Plan, the Company grants RSUs to employees, consultants and non-employee directors (“Eligible Individuals”). The number, terms and conditions of the RSUs that are granted to Eligible Individuals are determined on an individual basis by the plan administrator. On the distribution date, the Company shall issue to the Eligible Individual one share of the Company’s common stock for each vested and nonforfeitable RSU.

On March 18, 2022, the Company, granted an aggregate of 24,876 RSUs to its Chief Executive Officer, President and Chairman of the Board and its Vice President, Research and Development with a fair value of $4.21 per share. The RSUs vest in twelve equal monthly installments.

A summary of our unvested RSUs as of June 30, 2022 is as follows:

Number of
Shares
Outstanding, January 1, 2022	293,479
Granted	24,876
Forfeited	-
Vested	(104,052)
Outstanding, June 30, 2022	214,303

The following table presents information related to stock compensation expense:

	For the Three Months Ended		For the Six Months Ended		Unrecognized at	Weighted Average Remaining Amortization
	June 30,		June 30,		June 30,	Period
	2022	2021	2022	2021	2022	(Years)
Consulting	$23,210	$-	$96,029	$-	$-	-
Research and development	-	24,304	-	49,245	-	-
General and administrative	3,080,941	2,902,160	6,384,025	16,953,806	13,843,633	1.4
	$3,104,151	$2,926,464	$6,480,054	$17,003,231	$13,843,633	1.4

Note 7 - COMMITMENTS AND CONTINGENCIES

Clinical Services Agreement

On December 20, 2021, the Company entered into a Master Clinical Services Agreement (the “Clinical Services Agreement”) with Professional Research Consulting, Inc. (“PRC”) pursuant to which PRC will provide trial management services related to the Company’s Phase 2 clinical trials. The Clinical Services Agreement has a 46-month term with an estimated budgeted cost of $5,844,380. Upon execution of the Clinical Services Agreement, the Company made an upfront payment of $328,152 which was recorded as a prepaid expense on the condensed consolidated balance sheet at December 31, 2021, and is being expensed over the life of the Clinical Services Agreement as the services are rendered. During the three and six months ended June 30, 2022, the Company incurred $0.6 million and $1.0 million, respectively, of research and development expense related to this agreement and had a balance in prepaid expense of approximately $0.3 million at June 30, 2022 associated with the Clinical Services Agreement.

Note 8 - LEASES

The Company is a party to a lease for 6,800 square feet of space located in Melville, New York (the “Melville Lease”) with respect to its corporate and laboratory operations. The Melville Lease is scheduled to expire in December 2024 and provides for an annual base rental during the term, which commenced as of January 1, 2020, ranging between $153,748 and $173,060. The remaining term of this lease is approximately 2.5 years at June 30, 2022.

When calculating the present value of lease liabilities for operating leases, the Company discounted the lease payments using its estimated incremental borrowing rate at the inception of the term. The weighted average incremental borrowing rate applied to the Melville Lease was 12%.

The following table presents net lease cost and other supplemental lease information:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Lease cost
Operating lease cost (cost resulting from lease payments)	$81,566	$79,186
Net lease cost	$81,566	$79,186

Operating lease – operating cash flows (fixed payments)	$81,566	$79,186
Operating lease – operating cash flows (liability reduction)	$57,751	$49,085
Non-current leases – right of use assets	$299,783	$415,827
Current liabilities – operating lease liabilities	$128,889	$109,856
Non-current liabilities – operating lease liabilities	$234,060	$362,949

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases as of June 30, 2022:

Fiscal Year	Operating Leases
Remainder of 2022	$81,566
2023	168,028
2024	173,060
Total future minimum lease payments	422,654
Amount representing interest	(59,705)
Present value of net future minimum lease payments	$362,949

NOTE 9 – SUBSEQUENT EVENTS

Issuance of Common Stock

On July 18, 2022, the Company issued 1,036 shares each to Lance Alstodt, Chief Executive Officer, and Francisco Silva, Vice President of Research and Development, in lieu of cash for salary, with a fair value of $2.93 per share.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us” and “our” refer to BioRestorative Therapies, Inc., a Delaware corporation, and its wholly-owned subsidiary, Stem Pearls, LLC, a New York limited liability company. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

As of June 30, 2022, our accumulated deficit was $143.6 million. We have historically only generated a modest amount of revenue, and our losses have principally been operating expenses incurred in research and development, non-cash expenses such as stock-based compensation, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

Business Overview

We develop therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult (non-embryonic) stem cells. We are currently pursuing our Disc/Spine Program with our initial investigational therapeutic product being called BRTX-100. In March 2022, a United States patent issued in our Disc/Spine Program. We submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial investigating the use of BRTX-100, our lead cell therapy candidate, in the treatment of chronic lower back pain arising from degenerative disc disease. We have received such authorization from the FDA and have commenced such clinical trial through the execution of a CRO agreement with PRC Clinical, the execution of clinical trial agreements, the enrollment of patients in the clinical trials, the purchase of manufacturing equipment, the expansion of our laboratory to include capabilities for clinical production and the certification of our clinical grade cell therapy manufacturing facility. We have obtained a license to use technology for investigational adult stem cell treatment of disc and spine conditions, including protruding and bulging lumbar discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the leg and foot. We are also developing our ThermoStem Program. This pre-clinical program involves the use of brown adipose (fat) in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies. United States patents related to the ThermoStem Program were issued in September 2015, January 2019, March 2020, March 2021, and July 2021; Australian patents related to the ThermoStem Program were issued in April 2017, October 2019 and August 2021; Japanese patents related to the ThermoStem Program were issued in December 2017, June 2021, and February 2022; Israeli patents related to our ThermoStem Program were issued in October 2019, May 2020, and March 2022; and European patents related to the ThermoStem Program were issued in April 2020 and January 2021.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

Our financial results for the three months ended June 30, 2022 are summarized as follows in comparison to the three months ended June 30, 2021:

	For The Three Months Ended
	June 30,
	2022	2021
Revenues	$71,100	$15,000

Operating Expenses:
Marketing and promotion	245	6,220
Consulting	35,450	1,648
Research and development	1,075,224	160,898
General and administrative	3,588,809	3,401,497
Total Operating Expenses	4,699,728	3,570,263
Loss From Operations	(4,628,628)	(3,555,263)

Other Expense:
Interest expense	46,613	507,332
Total Other Expense	46,613	507,332
Net Loss	$(4,675,241)	$(4,062,595)

Revenues

For the three months ended June 30, 2022 and 2021, we generated $71,000 and $15,000, respectively, of royalty revenue in connection with our sublicense agreement. We do not expect that such increased level of revenues related to this agreement will continue in future periods.

Marketing and Promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the three months ended June 30, 2022 and 2021, marketing and promotion expenses were insignificant. Marketing and promotion expenses for the prior year period included expenditures related to an advertising consulting agreement which was no longer in effect during 2022.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the three months ended June 30, 2022, consulting expenses increased by $33,802, from $1,648 to $35,450, as compared to the three months ended June 30, 2021, primarily due to stock-based compensation of $23,210 issued to consultants during the three months ended June 30, 2022.

Research and Development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. For the three months ended June 30, 2022, research and development expenses increased by $914,326, or 568%, from $160,898 to $1,075,224, as compared to the three months ended June 30, 2021, as we recommenced our research and development initiatives, including the engagement of PRC Clinical to serve as our CRO in connection with our clinical trials, following the completion of our public offering of common stock and warrants in November 2021.

We expect that our higher level of research and development expenses will continue in subsequent fiscal periods.

General and Administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of our Vice President of Research and Development and our laboratory staff), as well as corporate expenses such as legal and professional fees, investor relations and occupancy-related expenses. For the three months ended June 30, 2022, general and administrative expenses increased by $0.2 million, or 6%, from $3.4 million to $3.6 million, as compared to the three months ended June 30, 2021. The increase is primarily due to an increase in stock-based compensation related to various consultants and executives during three months ended June 30, 2022.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure, and incur additional costs to support the growth of our business.

Interest expense

For the three months ended June 30, 2022, interest expense decreased $460,719, or 91%, as compared to the three months ended June 30, 2021. The decrease was due to the exchange of our outstanding interest-bearing convertible debt for common and preferred shares and warrants in connection with our public offering in November 2021.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

Our financial results for the six months ended June 30, 2022 are summarized as follows in comparison to the six months ended June 30, 2021:

	For The Six Months Ended
	June 30,
	2022	2021
Revenues	$87,100	$33,000

Operating Expenses:
Marketing and promotion	714	8,820
Consulting	121,521	10,037
Research and development	1,850,561	326,152
General and administrative	7,796,725	18,297,910
Total Operating Expenses	9,769,521	18,642,919
Loss From Operations	(9,682,421)	(18,609,919)

Other (Income) Expense:
Interest expense	75,624	1,106,006
Gain on PPP loan forgiveness	(250,000)	-
Grant income	(16,654)	-
Total Other (Income) Expense	(191,030)	1,106,006
Net Loss	$(9,491,391)	$(19,715,925)

Revenues

For the six months ended June 30, 2022 and 2021, we generated $87,100 and $33,000, respectively, of royalty revenue in connection with our sublicense agreement. We do not expect that such increased level of revenues related to this agreement will continue in future periods.

Marketing and Promotion

Marketing and promotion expenses include advertising and promotion, marketing and seminars, meals, entertainment and travel expenses. For the six months ended June 30, 2022 and 2021, marketing and promotion expenses were insignificant.

We expect that marketing and promotion expenses will increase in the future as we increase our marketing activities following full commercialization of our products and services.

Consulting

Consulting expenses consist of consulting fees and stock-based compensation to consultants. For the six months ended June 30, 2022, consulting expenses increased by $111,484, from $10,037 to $121,521, as compared to the six months ended June 30, 2021, primarily due to stock-based compensation of $96,030 issued to consultants who provided public relations services during the six months ended June 30, 2022.

Research and Development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. For the six months ended June 30, 2022, research and development expenses increased by $1,524,409, or 467%, from $326,152 to $1,850,561, as compared to the six months ended June 30, 2021, as we recommenced our research and development initiatives, including the engagement of PRC Clinical to serve as our CRO in connection with our clinical trials, following the completion of our public offering of common stock and warrants in November 2021.

We expect that our higher level of research and development expenses will continue in subsequent fiscal periods.

General and Administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of our Vice President of Research and Development and our laboratory staff), as well as corporate expenses such as legal and professional fees, investor relations and occupancy-related expenses. For the six months ended June 30, 2022, general and administrative expenses decreased by $10.5 million, or 57%, from $18.3 million to $7.8 million, as compared to the six months ended June 30, 2021. The decrease is primarily due to a decrease of approximately $10.5 million in stock-based compensation during the six months ended June 30, 2022 as compared to June 30, 2021, which related to grants issued to our executives.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure, and incur additional costs to support the growth of our business.

Interest expense

For the six months ended June 30, 2022, interest expense decreased $1,030,382, or 93%, as compared to the six months ended June 30, 2021. The decrease was due to the exchange of our outstanding convertible debt for common and preferred shares and warrants in connection with our public offering in November 2021.

Gain on PPP loan forgiveness

Under the terms of the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”), our $250,000 PPP loan was forgiven during the six months ended June 30, 2022.

Grant income

Grant income of $16,654 during the six months ended June 30, 2022 consists of funding received under a $256,000 National Institutes of Health Small Business Technology Transfer (STTR) Phase 1 grant, which we were awarded in September 2021.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	June 30,	December 31,
	2022	2021

Cash	$17,933,724	$21,026,727

Working Capital	$17,702,436	$21,104,086

Notes Payable (Gross)	$-	$250,000

Availability of Additional Funds

Based upon our accumulated deficit of $143,637,519 as of June 30, 2022, along with our forecast for continued operating losses and our need for financing to fund our contemplated clinical trials, we will eventually require additional equity and/or debt financing to continue our operations. However, we believe we have sufficient liquidity to continue our operations for the next twelve months from the date of this report.

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

Cash Flows

During the six months ended June 30, 2022 and 2021, our sources and uses of cash were as follows:

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(2,845,756)	$(1,555,530)
Net cash used in investing activities	(247,247)	-
Net cash provided by financing activities	-	250,000
Net decrease in cash	$(3,093,003)	$(1,305,530)

Operating Activities

Net cash used in operating activities was $2,845,756 for the six months ended June 30, 2022, primarily due to cash used to fund the net loss of $9,491,391, which was partially offset by non-cash expenses of $6,595,602 related primarily to stock-based compensation and $300,033 of cash provided by changes in operating assets and liabilities. Net cash used in operating activities was $1,555,530 for the six months ended June 30, 2021, primarily due to cash used to fund the net loss of $19,715,925 which was partially offset by non-cash expenses of $17,849,822 related primarily to stock-based compensation and $310,573 of cash provided by changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities consisted of $247,247 of equipment purchases during the six months ended June 30, 2022. There were no cash flows from investing activities during the six months ended June 30, 2021.

Financing Activities

There were no cash flows from financing activities during the six months ended June 30, 2022. Net cash provided by financing activities during the six months ended June 30, 2021 was $250,000, which related entirely to a loan received under the U.S. Small Business Administration’s Paycheck Protection Program.

Significant Accounting Policies and Estimates

Our significant accounting policies are fully described in the notes to our unaudited condensed consolidated financial statements included herein for the quarter ended June 30, 2022, and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022 (“Annual Report”). At June 30, 2022, there were no changes to our critical accounting policies and estimates as disclosed in the Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and as such are not required to provide the information under this item.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act. As of June 30, 2022 our management has completed their evaluation and has concluded that our disclosure controls and procedures were not effective, as a result of the material weaknesses in internal control over financial reporting described below, and thus that there remains a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. Our assessment of internal controls over financial reporting does not include an evaluation by the Company’s registered public accounting firm.

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of the quarter ended June 30, 2022 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2022 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses:

●	Lack of adherence to formal policies and procedures;
●	Lack of risk assessment procedures on internal controls to detect financial reporting risks in a timely manner; and
●	Lack of sufficient formal procedures and controls to achieve complete and accurate financial reporting and disclosures, including controls over the preparation and review of journal entries and account reconciliations.

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

Changes in Internal Control Over Financial Reporting

Other than described above there have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022, which could materially affect our business, financial condition or future results.

There were no material changes in the Company’s risk factors from the risks disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the three months ended June 30, 2022, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as transactions by an issuer not involving any public offering. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2021, our Quarterly Report on Form 10-Q for the period ended March 31, 2022, and Current Reports on Form 8-K filed with the Securities and Exchange Commission and press releases made by us), and we were available to answer questions by prospective investors. We reasonably believe that each of the investors is an accredited investor.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price	Term (Years)	Purchaser(s)		Consideration(1)
4/29/2022	3,000	-	-	-		(2)	$12,660	(3)
4/29/2022	2,500	-	-	-		(2)	$10,550	(3)

(1)	The value of the non-cash consideration was estimated to be the fair value of our restricted common stock. Since our shares are thinly traded in the open market, the fair value of our equity instruments was estimated by management based on observations of the cash sale prices of both restricted shares and freely tradeable shares.
(2)	Accredited investor.
(3)	Issued in lieu of cash for consulting services rendered.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Certificate of Incorporation, as amended	10-K	3.1	3/30/2022
3.2	Certificate of Designation of Preferred Stock (Series A)	8-K	3.1	11/15/2021
3.3	Bylaws	8-K	3.4	12/23/2014
31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)

*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIORESTORATIVE THERAPIES, INC.

By:	/s/ Lance Alstodt
Lance Alstodt
Chief Executive Officer, President, and Chairman of the Board
(Principal Executive Officer)
Date:	August 15, 2022

By:	/s/ Robert E. Kristal
Robert E. Kristal
Chief Financial Officer
(Principal Financial Officer)
Date:	August 15, 2022

