Form 10-Q
period 2022-09-30
BioRestorative Therapies, Inc.
filed 2022-11-14
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 14, 2022, there were 3,673,629 shares of the registrant’s common stock outstanding.

BIORESTORATIVE THERAPIES, INC., AND SUBSIDIARY

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED September 30, 2022 AND 2021

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION		3

ITEM 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	25

ITEM 4.	Controls and Procedures	25

PART II. OTHER INFORMATION		26

ITEM 1A.	Risk Factors	26

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 6.	Exhibits	26

SIGNATURES		27

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIORESTORATIVE THERAPIES, INC., AND SUBSIDIARY

CONDENSED Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$6,573,111	$21,026,727
Investments held in marketable securities	9,913,667	-
Accounts receivable	45,000	5,000
Prepaid expenses and other current assets	356,046	436,181
Total Current Assets	16,887,824	21,467,908

Property and equipment, net	231,324	37,993
Right of use asset	270,772	357,805
Intangible assets, net	530,298	589,740

Total Assets	$17,920,218	$22,453,446

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$468,501	$50,827
Accrued expenses and other current liabilities	114,647	134,970
Lease liability, current portion	134,031	119,055
PPP loan payable, current portion	-	58,970
Total Current Liabilities	717,179	363,822

Lease liability, net of current portion	198,724	301,645
PPP loan payable, net of current portion	-	191,030

Total Liabilities	915,903	856,497

Commitments (Note 7)

Stockholders’ Equity
Preferred stock, $0.01 par value; Authorized, 20,000,000 shares;
Series A Convertible Preferred stock, $0.01 par value; 1,543,158 authorized shares, 0 and 1,543,158 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	-	15,432
Series B Convertible Preferred stock, $0.01 par value; 1,543,158 authorized shares, 1,543,158 and 0 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	15,432	-
Common stock, $0.0001 par value; Authorized, 75,000,000 shares; 3,646,450 and 3,520,391 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	365	353
Additional paid in capital	165,281,862	155,727,292
Accumulated deficit	(148,293,344)	(134,146,128)

Total Stockholders’ Equity	17,004,315	21,596,949

Total Liabilities and Stockholders’ Equity	$17,920,218	$22,453,446

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC., AND SUBSIDIARY

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenues	$29,000	$8,000	$116,100	$41,000

Operating expenses:
Research and development	989,170	237,410	2,839,731	563,562
General and administrative	3,649,530	3,459,277	11,568,490	21,776,044
Total operating expenses	4,638,700	3,696,687	14,408,221	22,339,606

Loss from operations	(4,609,700)	(3,688,687)	(14,292,121)	(22,298,606)

Other (income) expense:
Interest expense	28,841	495,545	104,465	1,601,551
Gain on PPP loan forgiveness	-	-	(250,000)	-
Grant income	-	-	(16,654)	-
Other expense	17,284	-	17,284	-
Total other (income) expense	46,125	495,545	(144,905)	1,601,551

Net loss	$(4,655,825)	$(4,184,232)	$(14,147,216)	$(23,900,157)

Net Loss Per Share - Basic and Diluted	$(1.28)	$(4.99)	$(3.93)	$(30.31)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	3,642,215	838,689	3,602,979	788,564

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC., AND SUBSIDIARY

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A		Series B						Total
	Convertible		Convertible				Additional		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2022	1,543,158	$15,432	-	$-	3,520,391	$353	$155,727,292	$(134,146,128)	$21,596,949

Stock-based compensation:
- restricted share units	-	-	-	-	97,828	10	1,164,125	-	1,164,135
- options	-	-	-	-	-	-	2,138,949	-	2,138,949
- common stock	-	-	-	-	13,500	1	72,818	-	72,819
Net loss	-	-	-	-	-	-	-	(4,816,150)	(4,816,150)

Balance as of March 31, 2022	1,543,158	15,432	-	-	3,631,719	364	159,103,184	(138,962,278)	20,156,702

Stock-based compensation:
- restricted share units	-	-	-	-	6,220	1	1,190,349	-	1,190,350
- options	-	-	-	-	-	-	1,865,297	-	1,865,297
- common stock	-	-	-	-	5,770	-	48,504	-	48,504
Net loss					-	-		(4,675,241)	(4,675,241)

Balance as of June 30, 2022	1,543,158	15,432	-	-	3,643,709	365	162,207,334	(143,637,519)	18,585,612

September 8, 2022, issuance of Series B Preferred stock in exchange for Series A Preferred stock	(1,543,158)	(15,432)	1,543,158	15,432	-	-	-	-	-
Stock-based compensation:
- restricted share units	-	-	-	-	6,218	-	1,209,231	-	1,209,231
- options	-	-	-	-	-	-	1,865,297	-	1,865,297
- common stock	-	-	-	-	(3,477)	-	-	-	-
Net loss	-	-	-	-	-	-	-	(4,655,825)	(4,655,825)
Balance as of September 30, 2022	-	$-	1,543,158	$15,432	3,646,450	$365	$165,281,862	$(148,293,344)	$17,004,315

Balance at January 1, 2021	-	-	-	-	715,544	$72	$88,511,269	$(89,842,833)	$(1,331,492)

Shares issued in exchange for notes payable and accrued interest	-	-	-	-	4,852	-	213,673	-	213,673
Shares issued in cashless exercise of warrants	-	-	-	-	73,582	7	(7)	-	-
Stock-based compensation:
- restricted share units	-	-	-	-	-	-	179,098	-	179,098
- options	-	-	-	-	-	-	13,897,669	-	13,897,669
Net loss	-	-	-	-	-	-	-	(15,653,330)	(15,653,330)

Balance as of March 31, 2021	-	-	-	-	793,978	79	102,801,702	(105,496,163)	(2,694,382)

Shares issued in exchange for notes payable and accrued interest	-	-	-	-	3,217	-	103,703	-	103,703
Shares issued in cashless exercise of warrants	-	-	-	-	39,750	4	(82,135)	-	(82,131)
Stock-based compensation:
- restricted share units	-	-	-	-	-	-	1,164,135	-	1,164,135
- options	-	-	-	-	-	-	1,762,329	-	1,762,329
Net loss	-	-	-	-	-	-	-	(4,062,595)	(4,062,595)

Balance as of June 30, 2021	-	-	-	-	836,945	83	105,749,734	(109,558,758)	(3,808,941)
Shares issued in cashless exercise of warrants					34,500	4	(4)	-	-
Shares issued in litigation settlement					750	-	21,000	-	21,000
Fair market value of beneficial conversion feature and warrants issued with convertible notes payable instruments	-	-	-	-	-	-	166,404	-	166,404
Stock-based compensation:	-	-	-	-	-	-	-	-	-
- restricted share units	-	-	-	-	-	-	1,164,135	-	1,164,135
- options	-	-	-	-	-	-	1,762,330	-	1,762,330
Net loss	-	-	-	-	-	-	-	(4,184,232)	(4,184,232)
Balance as of September 30, 2021	-	$-	-	$-	872,195	$87	$108,863,599	$(113,742,990)	$(4,879,304)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net Loss	$(14,147,216)	$(23,900,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	1,068,498
Unrealized loss on marketable securities	19,895	-
Depreciation and amortization	88,751	67,612
Stock-based compensation - options	5,869,543	17,422,328
Stock-based compensation - common stock	121,323	-
Stock-based compensation - RSUs	3,563,716	2,507,368
Shares issued in settlement of litigation	-	21,000
Gain on PPP loan forgiveness	(250,000)	-
Non-cash lease expense	87,033	87,033
Changes in operating assets and liabilities:
Accounts receivable	(40,000)	9,000
Prepaid assets and other current assets	80,135	73,451
Accounts payable	417,674	5,707
Accrued expenses and other current liabilities	(20,321)	528,015
Lease liability	(87,945)	(74,749)

Net cash used in operating activities	(4,297,412)	(2,184,894)

Cash flows from investing activities:
Purchase of marketable securities	(9,933,562)	-
Purchases of equipment	(222,642)	-
Net cash used in investing activities	(10,156,204)	-

Cash flows from financing activities:
Proceeds from PPP Loan	-	250,000

Net cash provided by financing activities	-	250,000

Net decrease in cash and cash equivalents	(14,453,616)	(1,934,894)

Cash and cash equivalents - beginning of period	21,026,727	3,064,610

Cash and cash equivalents - end of period	$6,573,111	$1,129,716

Non-cash investing and financing activities:
Shares issued in exchange for notes payable and accrued interest	$-	$317,376
Bifurcated embedded conversion options and warrants recorded as derivative liability and debt discount	$-	$166,404
Accrued DIP expenses exchanged for convertible notes	$-	$698,901

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

On October 27, 2021, the Company effected a 1-for-4,000 reverse stock split of its common stock. The Company has retroactively applied the reverse stock split made effective on October 27, 2021 to share and per share amounts on the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021. In connection with the reverse stock split, the Company’s authorized number of shares of common stock was reduced from 300,000,000,000 to 75,000,000. The Company’s authorized number of shares of preferred stock was not affected by the reverse stock split.

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

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. For the nine months ended September 30, 2022, the Company had a net loss of $14.1 million (of which, $9.6 million was attributable to non-cash stock-based compensation) and negative cash flows from operations of $4.3 million. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur net losses as it executes its development plans for 2022 and beyond, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily through current cash on hand and additional infusions of cash from equity and debt financing.

Based on cash on hand as of September 30, 2022, the Company believes it has sufficient cash to fund operations for the twelve months subsequent to the filing date.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial information as of and for the three and nine months ended September 30, 2022 and 2021 has been prepared in accordance with GAAP for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position at such dates and the operating results and cash flows for such periods. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Prior Period Reclassifications

Certain prior period amounts have been reclassified for consistency with current period presentation. These reclassifications had no effect on the condensed consolidated statements of operations or cash flows.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements. Significant estimates include the carrying value of intangible assets, deferred tax asset and valuation allowance, and assumptions used in the Black-Scholes option pricing model, such as expected volatility, risk-free interest rate, and expected dividend rate.

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

The Company’s contracted transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s contracts have a single performance obligation with a fixed determinable contract value. The Company’s performance obligation is satisfied upon the transfer of risk of loss to the customer. All sales have fixed pricing and there are currently no variable components included in the Company’s revenue. The timing of the Company’s revenue recognition may differ from the timing of receiving royalty payments. A receivable is recorded when revenue is recognized prior to receipt of a royalty payment and the Company has an unconditional right to the royalty payment. Alternatively, when a royalty payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. During the three months ended September 30, 2022 and 2021, the Company recognized $29,000 and $8,000 respectively, of revenue related to the Company’s sublicenses. During the nine months ended September 30, 2022 and 2021, the Company recognized $116,100 and $41,000, respectively, of revenue related to the Company’s sublicenses.

Contract Modifications

There were no contract modifications during the three and nine months ended September 30, 2022. Contract modifications are not routine in the performance of the Company’s contracts.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents held at financial institutions may at times exceed insured amounts. The Company believes it mitigates such risk by investing in or through, as well as maintaining cash balances with, major financial institutions. As of September 30, 2022, the Company had cash and cash equivalents totaling $16.5 million.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022, and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents as of September 30, 2022	$4,898,305	$4,898,305	$-	$-
Marketable securities as of September 30, 2022	$9,913,667	$9,913,667	$-	$-
Marketable securities as of December 31, 2021	$-	$-	$-	$-

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. All vested outstanding options and warrants are considered potential common stock. The dilutive effect, if any, of stock options, warrants, and restricted stock units (“RSUs”) are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, options, warrants, RSUs and convertible notes have been excluded from the Company’s computation of net loss per common share for the three and nine months ended September 30, 2022 and 2021.

The following table summarizes the securities that were excluded from the diluted loss per share calculation:

	Three Months Ended
	September 30,
	2022	2021

Options	864,609	588,048
Warrants	4,739,723	3,704,997
Unvested RSUs	208,086	293,479
Convertible notes – common stock (1)	-	697,582
Total	5,812,418	5,284,121

	Nine Months Ended
	September 30,
	2022	2021

Options	864,609	588,048
Warrants	4,739,723	3,704,997
Unvested RSUs	208,086	293,479
Convertible notes – common stock (1)	-	697,582
Total	5,812,418	5,284,121

(1)	As of September 30, 2021, all of the convertible notes had variable conversion prices and the shares issuable were estimated based on the market conditions. Pursuant to the note agreements, there were 12,876,004 shares of common stock reserved for future note conversions as of September 30, 2021.

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

The Company records valuation allowances against deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company routinely evaluates the realizability of deferred tax assets by assessing the likelihood that deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, historical results are considered along with certain assumptions related to future earnings. As of September 30, 2022 and December 31, 2021, the Company had a full valuation allowance applied against its deferred tax assets.

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

NOTE 3 – INTANGIBLE ASSETS

The Company is a party to a license agreement with the SCTC (as amended) (the “SCTC Agreement”). Pursuant to the SCTC Agreement, the Company obtained, among other things, a worldwide (excluding Asia and Argentina), exclusive, royalty-bearing license from the SCTC to utilize or sublicense a certain method for culturing cells and a worldwide, exclusive, royalty-bearing license from the SCTC to utilize or sublicense a certain medical device patent for the administration of specific cells and/or cell products to the disc and/or spine (and other parts of the body). Pursuant to the license agreement with the SCTC, certain performance milestones (or payouts in lieu of performance milestones) had to be satisfied in order for the Company to maintain its exclusive rights with regard to the disc/spine technology (subject to the SCTC’s compliance with its obligations under the SCTC Agreement). The Company did not timely satisfy the third of these performance milestones (which needed to be satisfied by February 2022). Accordingly, such rights may currently be non-exclusive. The Company and the SCTC are currently negotiating the terms of an agreement confirming the exclusive nature of the license. No assurance can be given in this regard. In February 2017, the Company received authorization from the Food and Drug Administration (the “FDA”) to proceed with a Phase 2 clinical trial. The Company has commenced such clinical trial. In March 2022, a United States patent relating to the Company’s BRTX-100 clinical program was issued. The patent along with the license agreement gave rise to definite lived intangible assets. The below table details the activity related to those intangible assets from January 1, 2021 through September 30, 2022:

	Patents and Trademarks	Licenses	Accumulated Amortization	Total
Balance as of January 1, 2021	$3,676	$1,301,500	$(640,908)	$664,268
Amortization expense	-	-	(74,528)	(74,528)
Balance as of December 31, 2021	3,676	1,301,500	(715,436)	589,740
Amortization expense	-	-	(59,442)	(59,442)
Balance as of September 30, 2022	$3,676	$1,301,500	$(774,878)	$530,298
Weighted average remaining amortization period as of September 30, 2022 (in years)	-	7.18

Accumulated amortization of intangible assets consists of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization
Balance as of January 1, 2021	$3,676	$637,232	$640,908
Amortization expense	-	74,528	74,528
Balance as of December 31, 2021	3,676	711,760	715,436
Amortization expense	-	59,442	59,442
Balance as of September 30, 2022	$3,676	$771,202	$774,878

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of:

	September 30, 2022	December 31, 2021

Accrued payroll	$26,250	$28,370
Accrued research and development expenses	-	29,672
Accrued general and administrative expenses	88,397	76,928
Total accrued expenses	$114,647	$134,970

NOTE 5 – NOTES PAYABLE

A summary of the notes payable activity during the nine months ended September 30, 2022 is presented below:

PPP Loan
Outstanding, January 1, 2022	$250,000
Issuances	-
Forgiveness	(250,000)
Outstanding, September 30, 2022	$-

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

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Preferred Stock

On November 8, 2021, in connection with the Company’s public offering, the Company’s Board of Directors adopted a resolution allowing for the authorization and issuance of 1,543,458 shares of the Company’s Preferred Stock, $.01 par value per share, designated as Series A Preferred Stock (“Series A”). The Series A has a liquidation preference of $0.001 per share. On September 8, 2022, the Company issued 1,543,158 shares of Series B Preferred Stock (“Series B”) to Auctus Fund, LLC (“Auctus”) in exchange for an equal number of shares of the Company’s outstanding Series A. Simultaneously, the stock certificate representing the Series A shares was being returned to the Company for cancellation. On such date and upon such exchange, the Company’s Board of Directors cancelled the Series A.

Series B Preferred Stock

Effective September 8, 2022, the Company issued 1,543,158 shares of Series B to Auctus in exchange for an equal number of shares of the Company’s outstanding Series A. The terms of the Series B are substantially identical to those of the Series A, except that, among other things, the limitation on beneficial ownership of common stock of the Company upon a conversion of the Series B into Common Stock, and the limitation on the number of votes attributable to the Series B, is 9.99% of the then outstanding Common Stock of the Company instead of 4.99% as provided for the Series A. The Company shall, at all times, reserve from its authorized and unissued Common Stock a sufficient number of shares to provide for the issuance of Common Stock upon the full conversion of the Series B. The Series B is not subject to redemption by the Company or any Series B holder. The exchange of Series A for Series B had no impact on the Company’s financial statements as of September 30, 2022.

On October 25, 2022, Auctus converted 25,000 shares of Series B into 25,000 shares of Common Stock at a conversion rate of $10.00 per share. The number of shares of Series B remaining outstanding after this conversion is 1,518,158.

Dividends

Series B holders shall be entitled to receive, when and as declared by the Board of Directors, dividends on a pari passu basis with the holders of the shares of Common Stock based upon the number of shares of Common Stock into which the Series B is then convertible.

Voting Rights

Series B holders shall be entitled to vote on all matters presented to the stockholders of the Company for a vote at a meeting of stockholders of the Company or a written consent in lieu of a meeting of stockholders of the Company, and shall be entitled to such number of votes for each share of Series B entitled to vote at such meetings or pursuant to such consent, voting together with the holders of shares of Common Stock and other shares of preferred stock who are entitled to vote, and not as a separate class, except as required by law. The number of votes to which the Series B holders shall be entitled to vote for each share of Series B shall equal the number of shares of Common Stock into which such Series B is then convertible; provided, however, that in no event shall a Series B holder be entitled to vote more than 9.99% of the then outstanding shares of Common Stock.

Conversion

Optional Conversion - Each share of Series B shall be convertible, at any time and from time to time, at the option of the Series B holder, into one share of Common Stock based upon a conversion price of $10.00 per share; provided, however, that in no event shall a Series B holder be entitled to convert any shares of Series B to the extent that such conversion would result in beneficial ownership by such Series B holder of more than 9.99% of the outstanding shares of common stock.

Automatic Conversion – From time to time, in the event of that an event occurs, including adjustment due to merger, consolidation, etc., subdivision or combination of Common Stock, adjustment due to distribution, purchase rights, and notice of adjustments, which has the effect of reducing a Series B holder’s beneficial ownership of shares of common stock to less than 9.5% of the then publicly disclosed outstanding shares of Common Stock, then, within five (5) business days, the Series B holder shall provide notice to the Company to such effect, which notice shall state the number of shares of Common Stock beneficially owned by the Series B holder and shall provide reasonable detail with regard thereto, including the number of derivative securities compromising a portion of such beneficial share amount. Such notice shall have the effect of a notice of conversion with respect to the conversion of such number of shares of Series B as would increase the Series B holder’s beneficial ownership of Common Stock to 9.99% of the then publicly disclosed outstanding shares of Common Stock.

2021 Stock Incentive Plan

On March 18, 2021, the Company’s Board of Directors adopted the BioRestorative Therapies, Inc. 2021 Stock Incentive Plan (the “2021 Plan”). Pursuant to the 2021 Plan, a total of 1,175,000 shares of Common Stock were initially authorized to be issued pursuant to the grant of stock options, restricted stock units, restricted stock, stock appreciation rights and other incentive awards. As of September 30, 2022, based on stock options and restricted stock units currently outstanding under the 2021 Plan, no shares remained available for future grants under the 2021 Plan.

Amendments to 2021 Stock Incentive Plan

On December 10, 2021, subject to stockholder approval, the Company’s Board of Directors approved amendments to the 2021 Plan to increase the number of shares of Common Stock authorized to be issued from 1,175,000 to 2,500,000 and to clarify certain provisions of the 2021 Plan as to the authority of the Board of Directors and the Compensation Committee to make adjustments to, among other things, the exercise price of granted options. Concurrently, subject to stockholder approval of the amendments to the 2021 Plan, the Company’s Compensation Committee reduced the exercise price of the outstanding options under the 2021 Plan for the purchase of an aggregate of 838,549 shares of the Company’s common stock from $13.50 per share to $5.08 per share (the closing price of the Company’s common stock on the day immediately preceding the Compensation Committee determination), including the options held by the Company’s officers and directors as follows: (i) Lance Alstodt, the Company’s President, Chief Executive Officer and Chairman of the Board: 335,538 shares, (ii) Francisco Silva, the Company’s Vice President of Research and Development and a director: 335,538 shares; (iii) Robert Kristal, the Company’s Chief Financial Officer: 10,490 shares; (iv) Robert Paccasassi, the Company’s Vice President of Quality Assurance and Regulatory Compliance: 8,277 shares; (v) Nickolay Kukekov, one of the Company’s directors: 25,236 shares; (vi) Patrick F. Williams, one of the Company’s directors: 10,490 shares; and (vii) David Rosa, one of the Company’s directors: 10,490 shares. On November 3, 2022, the Company’s stockholders approved the amendments to the 2021 Plan.

As of September 30, 2022, options for the purchase of 864,609 shares of Common Stock had been granted pursuant to the 2021 Plan. In addition, as of such date, 318,356 restricted stock units (“RSUs”) had been granted pursuant to the 2021 Plan and no shares were reserved for future grants under the 2021 Plan (without giving effect to the amendment to the 2021 Plan increasing the number of shares authorized to be issued under the 2021 Plan to 2,500,000). As a result of the November 3, 2022 stockholder approval, the exercise price of the outstanding options under the 2021 Plan was reduced to $5.08 per share. The changes had no impact on the Company’s financial statements at September 30, 2022.

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

Warrant Activity Summary

No warrants were granted or issued during the nine months ended September 30, 2022 and 2021.

A summary of the warrant activity during the nine months ended September 30, 2022, is presented below:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding, January 1, 2022	4,739,871	$11.78
Granted	-	-
Exercised	-	-
Expired	(148)	16,099.00
Outstanding, September 30, 2022	4,739,723	$10.89

Exercisable, September 30, 2022	4,739,723	$10.89

Stock Options

The Company grants stock options to certain employees which are recognized as compensation expense on a straight-line basis over the vesting term of the grants. Vesting terms are generally two years, and grants expire between five and ten years.

For the three months ended September 30, 2022 and 2021, the Company recognized compensation expense related to stock option grants of $1.9 million and $1.7 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized compensation expense related to stock option grants of approximately $6.0 million and $17.4 million, respectively.

The Company granted options for the purchase of 25,000 shares of common stock during the nine months ended September 30, 2022, with a grant date fair value of $4.88 per share. As of September 30, 2022, the unamortized compensation expense related to these grants was $0.09 million.

The Company granted options for the purchase of 586,959 shares of common stock during the nine months ended September 30, 2021, with a grant date fair value of $47.25 per share, after taking into effect the reverse stock split. At September 30, 2022, the unamortized compensation expense related to these grants was $3.2 million.

A summary of the stock option activity during the nine months ended September 30, 2022 is presented below:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding, January 1, 2022	839,639	$18.73
Granted	25,000	4.92
Forfeited	(30)	3,273.00
Outstanding, September 30, 2022	864,609	$18.73

Exercisable, September 30, 2022	532,045	$17.50

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

On March 18, 2022, the Company granted an aggregate of 24,876 RSUs to its Chief Executive Officer, President and Chairman of the Board and its Vice President, Research and Development with a fair value of $4.21 per share. The RSUs vest in twelve equal monthly installments.

A summary of the Company’s unvested RSUs as of September 30, 2022 is as follows:

Number of
Shares
Outstanding, January 1, 2022	293,480
Granted	24,876
Forfeited	-
Vested	(110,270)
Outstanding, September 30, 2022	208,086

There were 2,074 restricted stock units vested in October 2022.

For the three months ended September 30, 2022 and 2021, the Company recognized compensation expense related to RSUs of $1.2 million and $1.2 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized compensation expense related to RSUs of $3.6 million and $2.5 million, respectively.

For the three months ended September 30, 2022 and 2021, the Company recognized compensation expense of $3.1 million and $2.9 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized compensation expense of $9.6 million and $19.9 million, respectively.

The Company’s unrecognized compensation expense was $10.8 million as of September 30, 2022.

Note 7 - COMMITMENTS

Clinical Services Agreement

On December 20, 2021, the Company entered into a Master Clinical Services Agreement (the “Clinical Services Agreement”) with Professional Research Consulting, Inc. (“PRC”) pursuant to which PRC will provide trial management services related to the Company’s Phase 2 clinical trials. The Clinical Services Agreement has a 46-month term with an estimated budgeted cost of $5,844,380. Upon execution of the Clinical Services Agreement, the Company made an upfront payment of $328,152 which was recorded as a prepaid expense on the condensed consolidated balance sheet at December 31, 2021, and is being expensed over the life of the Clinical Services Agreement as the services are rendered. During the three and nine months ended September 30, 2022, the Company incurred $0.6 million and $1.7 million, respectively, of research and development expense related to this agreement and had a balance in prepaid expense of approximately $0.3 million as of September 30, 2022 associated with the Clinical Services Agreement.

Note 8 - LEASES

The Company is a party to a lease for 6,800 square feet of space located in Melville, New York (the “Melville Lease”) with respect to its corporate and laboratory operations. The Melville Lease is scheduled to expire in December 2024 and provides for an annual base rental during the term, which commenced as of January 1, 2020, ranging between $153,748 and $173,060. The remaining term of this lease is approximately 2.25 years as of September 30, 2022.

When calculating the present value of lease liabilities for operating leases, the Company discounted the lease payments using its estimated incremental borrowing rate at the inception of the term. The weighted average incremental borrowing rate applied to the Melville Lease was 12%.

The following table presents net lease cost and other supplemental lease information:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Lease cost
Operating lease cost (cost resulting from lease payments)	$122,349	$118,779
Net lease cost	$122,349	$118,779

Operating lease – operating cash flows (fixed payments)	$122,349	$118,779
Operating lease – operating cash flows (liability reduction)	$87,945	$74,749
Non-current leases – right of use assets	$270,772	$386,816
Current liabilities – operating lease liabilities	$134,031	$114,387
Non-current liabilities – operating lease liabilities	$198,724	$332,755

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases as of September 30, 2022:

Fiscal Year	Operating Leases
Remainder of 2022	$40,783
2023	168,028
2024	173,060
Total future minimum lease payments	381,871
Amount representing interest	(49,116)
Present value of net future minimum lease payments	$332,755

NOTE 9 – SUBSEQUENT EVENTS

On November 3, 2022, BioRestorative Therapies, Inc. held its Annual Meeting of Stockholders. At the Annual Meeting, the Company’s stockholders: (i) elected the nominees as the Class II directors, (ii) approved amendments to the Company’s 2021 Stock Incentive Plan, (iii) authorized the reincorporation of the Company from the State of Delaware to the State of Nevada, (iv) approved, on a non-binding advisory basis, the compensation of the Company’s executive officers, (v) recommended, on a non-binding advisory basis, that future advisory votes be held every three years with regard to the approval of the Company’s executive compensation, and (vi) ratified the selection of Marcum LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022.

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

Intellectual Property

This report includes references to our federally registered trademarks, BioRestorative Therapies and Dragonfly design, BRTX-100, ThermoStem and BRTX. The Dragonfly Logo is also registered with the U.S. Copyright Office. This report may also include references to trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this report appear without the ®, SM or ™ symbols, and copyrighted content appears without the use of the symbol ©, but the absence of use of these symbols does not reflect upon the validity or enforceability of the intellectual property owned by us or third parties.

Corporate History

Our offices are located in Melville, New York where we have established a laboratory facility in order to increase our capabilities for the further development of possible cellular-based treatments, products and protocols, stem cell-related intellectual property and translational research applications.

As of September 30, 2022, our accumulated deficit was $148.3 million. We have historically only generated a modest amount of revenue, and our losses have principally been operating expenses incurred in research and development, non-cash expenses such as stock-based compensation, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

Our financial results for the three months ended September 30, 2022 are summarized as follows in comparison to the three months ended September 30, 2021:

	For The Three Months Ended
	September 30,
	2022	2021
Revenues	$29,000	$8,000

Operating Expenses:
Research and development	989,170	237,410
General and administrative	3,649,530	3,459,277
Total Operating Expenses	4,638,700	3,696,687
Loss From Operations	(4,609,700)	(3,688,687)

Other Expense:
Interest expense	28,841	495,545
Total Other Expense	17,284	-
Net Loss	$(4,655,825)	$(4,184,232)

Revenues

For the three months ended September 30, 2022 and 2021, we generated $29,000 and $8,000, respectively, of royalty revenue in connection with our sublicense agreement. We do not expect that such increased level of revenues related to this agreement will continue in future periods.

Research and Development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. For the three months ended September 30, 2022, research and development expenses increased by $751,760, or 317%, from $237,410 to $989,170, as compared to the three months ended September 30, 2021, as we recommenced our research and development initiatives, including the engagement of PRC Clinical to serve as our CRO in connection with our clinical trials, following the completion of our public offering of common stock and warrants in November 2021.

We expect that our higher level of research and development expenses will continue in subsequent fiscal periods.

General and Administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of our Vice President of Research and Development and our laboratory staff), as well as corporate expenses such as legal and professional fees, investor relations and occupancy-related expenses. For the three months ended September 30, 2022, general and administrative expenses increased by approximately $0.2 million, or 5%, from approximately $3.5 million to approximately $3.7 million, as compared to the three months ended September 30, 2021. The increase is primarily due to an increase in stock-based compensation related to various consultants and executives during the three months ended September 30, 2022.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure, and incur additional costs to support the growth of our business.

Interest expense

For the three months ended September 30, 2022, interest expense decreased $466,704, or 94%, as compared to the three months ended September 30, 2021. The decrease was due to the exchange of our outstanding interest-bearing convertible debt for common and preferred shares and warrants in connection with our public offering in November 2021.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

Our financial results for the nine months ended September 30, 2022 are summarized as follows in comparison to the nine months ended September 30, 2021:

	For The Nine Months Ended
	September 30,
	2022	2021
Revenues	$116,100	$41,000

Operating Expenses:
Research and development	2,839,731	563,562
General and administrative	11,568,490	21,776,044
Total Operating Expenses	14,408,221	22,339,606
Loss From Operations	(14,292,121)	(22,298,606)

Other (Income) Expense:
Interest expense	104,465	1,601,551
Gain on PPP loan forgiveness	(250,000)	-
Other expense	17,284	-
Grant income	(16,654)	-
Total Other (Income) Expense	(144,905)	1,601,551
Net Loss	$(14,147,216)	$(23,900,157)

Revenues

For the nine months ended September 30, 2022 and 2021, we generated $116,100 and $41,000, respectively, of royalty revenue in connection with our sublicense agreement. We do not expect that such increased level of revenues related to this agreement will continue in future periods.

Research and Development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. For the nine months ended September 30, 2022, research and development expenses increased by $2,276,169, or 404%, from $563,562 to $2,839,731, as compared to the nine months ended September 30, 2021, as we recommenced our research and development initiatives, including the engagement of PRC Clinical to serve as our CRO in connection with our clinical trials, following the completion of our public offering of common stock and warrants in November 2021.

We expect that our higher level of research and development expenses will continue in subsequent fiscal periods.

General and Administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of our Vice President of Research and Development and our laboratory staff), as well as corporate expenses such as legal and professional fees, investor relations and occupancy-related expenses. For the nine months ended September 30, 2022, general and administrative expenses decreased by approximately $10.2 million, or 47%, from approximately $21.8 million to approximately $11.6 million, as compared to the nine months ended September 30, 2021. The decrease is primarily due to a decrease of approximately $10.5 million in stock-based compensation during the nine months ended September 30, 2022 as compared to September 30, 2021, which related to grants issued to our executives.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure, and incur additional costs to support the growth of our business.

Interest expense

For the nine months ended September 30, 2022, interest expense decreased $1,497,086, or 93%, as compared to the nine months ended September 30, 2021. The decrease was due to the exchange of our outstanding convertible debt for common and preferred shares and warrants in connection with our public offering in November 2021.

Gain on PPP loan forgiveness

Under the terms of the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”), our $250,000 PPP loan was forgiven during the nine months ended September 30, 2022.

Grant income

Grant income of $16,654 during the nine months ended September 30, 2022 consists of funding received under a $256,000 National Institutes of Health Small Business Technology Transfer (STTR) Phase 1 grant, which we were awarded in September 2021.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	September 30,	December 31,
	2022	2021

Cash and cash equivalents	$6,573,111	$21,026,727
Investments held in marketable securities	$9,913,667	$-

Working Capital	$16,170,645	$21,104,086

Notes Payable (Gross)	$-	$250,000

Availability of Additional Funds

Based upon our accumulated deficit of $148,293,344 as of September 30, 2022, along with our forecast for continued operating losses and our need for financing to fund our contemplated clinical trials, we will eventually require additional equity and/or debt financing to continue our operations. However, we believe we have sufficient liquidity to continue our operations for the next twelve months from the date of this report.

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

Cash Flows

During the nine months ended September 30, 2022 and 2021, our sources and uses of cash were as follows:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(4,297,412)	$(2,184,894)
Net cash used in investing activities	(10,156,204)	-
Net cash provided by financing activities	-	250,000
Net decrease in cash	$(14,453,616)	$(1,934,894)

Operating Activities

Net cash used in operating activities was $4,297,412 for the nine months ended September 30, 2022, primarily due to cash used to fund the net loss of $14,147,216, which was partially offset by non-cash expenses of $9,554,582 related primarily to stock-based compensation and $349,543 of cash provided by changes in operating assets and liabilities. Net cash used in operating activities was $2,184,894 for the nine months ended September 30, 2021, primarily due to cash used to fund the net loss of $23,900,157 which was partially offset by non-cash expenses of $19,929,696 related primarily to stock-based compensation and $541,424 of cash provided by changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities consisted of $10,156,204 of equipment and marketable securities purchases during the nine months ended September 30, 2022. There were no cash flows from investing activities during the nine months ended September 30, 2021.

Financing Activities

There were no cash flows from financing activities during the nine months ended September 30, 2022.    Net cash provided by financing activities during the nine months ended September 30, 2021 was $250,000, which related entirely to a loan received under the U.S. Small Business Administration’s Paycheck Protection Program.

Significant Accounting Policies and Estimates

Our significant accounting policies are fully described in the notes to our unaudited condensed consolidated financial statements included herein for the quarter ended September 30, 2022, and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022 (“Annual Report”). As of September 30, 2022, there were no changes to our critical accounting policies and estimates as disclosed in the Annual Report.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act. As of September 30, 2022 our management has completed their evaluation and has concluded that our disclosure controls and procedures were not effective, as a result of the material weaknesses in internal control over financial reporting described below, and thus that there remains a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. Our assessment of internal controls over financial reporting does not include an evaluation by the Company’s registered public accounting firm.

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of the quarter ended September 30, 2022 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2022 was not effective.

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

Changes in Internal Control Over Financial Reporting

Other than described above there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Certificate of Incorporation, as amended	10-K	3.1	3/30/2022
3.2	Certificate of Designation of Preferred Stock (Series B)	8-K	3.1	09/13/2022
3.3	Bylaws	8-K	3.4	12/23/2014
31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)

*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIORESTORATIVE THERAPIES, INC.

By:	/s/ Lance Alstodt
Lance Alstodt
Chief Executive Officer, President, and Chairman of the Board
(Principal Executive Officer)
Date:	November 14, 2022

By:	/s/ Robert E. Kristal
Robert E. Kristal
Chief Financial Officer
(Principal Financial Officer)
Date:	November 14, 2022

