Form 10-K
period 2022-12-31
BioRestorative Therapies, Inc.
filed 2023-03-27
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM__________ TO__________

Commission File Number 001-37603

BIORESTORATIVE THERAPIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-1341024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Marcus Drive, Suite 1, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

(631) 760-8100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.0001 par value	BRTX	Nasdaq Capital Market

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $8,495,444 based on the closing sale price as reported on the Nasdaq Capital Market.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of March 22, 2023, there were 3,767,615 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Forward-Looking Statements

This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A of this Annual Report (“Risk Factors”).

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

We were incorporated in Nevada on June 13, 1997. On August 15, 2011, we changed our name from “Stem Cell Assurance, Inc.” to “BioRestorative Therapies, Inc.” Effective January 1, 2015, we reincorporated in Delaware. Effective December 31, 2022, we reincorporated in Nevada.

We develop therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells.

We are currently pursuing our Disc/Spine Program with our initial investigational therapeutic product being called BRTX-100. In March 2022, a United States patent issued in our Disc/Spine Program. We submitted an IND application to the U.S. Food and Drug Administration, or the FDA, to obtain authorization to commence a Phase 2 clinical trial investigating the use of BRTX-100 in the treatment of chronic lower back pain arising from degenerative disc disease. We have received such authorization from the FDA and have commenced such clinical trial.

We have obtained an exclusive license to use technology for investigational adult stem cell treatment of disc and spine conditions, including protruding and bulging lumbar discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the leg and foot.

We are also developing our ThermoStem Program. This pre-clinical program involves the use of brown adipose (fat) in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies. Patents related to the ThermoStem Program have been issued in the United States and other jurisdictions.

Material Events During 2022

In January 2022, Robert Paccasassi was elected our Vice President of Quality Assurance/Regulatory Compliance.

In February 2022, a Japanese patent related to our ThermoStem Program was issued to us.

In February 2022, we announced that we had initiated the site selection process for our active Phase 2 clinical trial targeting chronic lumbar disc disease. To date, we have identified 17 sites in various cities in the United States and clinical trial agreements with 11 of such sites are in place.

In March 2022, an Israeli patent related to our ThermoStem Program was issued to us.

In March 2022, a United States patent related to BRTX-100, our lead cell therapy candidate, was issued. We have been granted exclusive license rights with regard to the patent. See “Business – Disc/Spine Program – Exclusive License” below.

In April 2022, we announced that we had completed the testing and certification of our clinical grade cell therapy manufacturing facility.

In June 2022, we announced that the first patient had been enrolled in our Phase 2 clinical trial evaluating the safety and efficacy of BRTX-100.

In December 2022, we entered into an agreement with Regenexx, LLC pursuant to which the license rights granted by Regenexx to us for intellectual property developed to address chronic lumber disc disease have been made exclusive. See “Business – Disc/Spine Program – Exclusive License” below.

In December 2022, we announced that we were awarded a Small Business Innovation Research (SBIR) Phase 1 grant from Eunice Kennedy Shriver National Institute of Child Health & Human Development of the National Institutes of Health to enable the development and evaluation of our ThermoStem Program for the treatment of polycystic ovary syndrome (PCOS). The work is to be done in collaboration with Dr. Sheng Wu, Associate Professor, Center for Metabolic Disease Research at Temple University.

Materials Events During 2023

In February 2023, a notice of allowance was issued by the European Patent Office for a patent application related to our ThermoStem Program.

In February 2023, a notice of allowance was issued by the United States Patent Office for a patent application related to our ThermoStem Program.

(b) Business

General

We develop therapeutic products, using cell and tissue protocols, primarily involving adult stem cells. Our two core programs, as described below, relate to the treatment of disc/spine disease and metabolic disorders:

●	Disc/Spine Program (brtxDisc). Our lead cell therapy candidate, BRTX-100, is a product formulated from autologous (or a person’s own) cultured mesenchymal stem cells, or MSCs, collected from the patient’s bone marrow. We intend that the product will be used for the non-surgical treatment of painful lumbosacral disc disorders or as a complimentary therapeutic to a surgical procedure. The BRTX-100 production process utilizes proprietary technology and involves collecting a patient’s bone marrow, isolating and culturing stem cells from the bone marrow and cryopreserving the cells. In an outpatient procedure, BRTX-100 is to be injected by a physician into the patient’s damaged disc. The treatment is intended for patients whose pain has not been alleviated by non-surgical procedures and who potentially face the prospect of surgery. We have received authorization from the FDA to commence a Phase 2 clinical trial using BRTX-100 to treat chronic lower back pain arising from degenerative disc disease. We have commenced such clinical trial through the execution of a CRO agreement with PRC Clinical, the execution of clinical trial site agreements, patient enrollment, the commencement of patient procedures, the purchase of manufacturing equipment and the expansion of our laboratory to include capabilities for clinical production. In March 2022, a United States patent related to our Disc/Spine Program was issued. We have been granted exclusive license rights with regard to the patent. See “Disc/Spine Program” below.

●	Metabolic Program (ThermoStem). We are developing a cell-based therapy candidate to target obesity and metabolic disorders using brown adipose (fat) derived stem cells, or BADSC, to generate brown adipose tissue, or BAT. We refer to this as our ThermoStem Program. BAT is intended to mimic naturally occurring brown adipose depots that regulate metabolic homeostasis in humans. Initial preclinical research indicates that increased amounts of brown fat in animals may be responsible for additional caloric burning as well as reduced glucose and lipid levels. Researchers have found that people with higher levels of brown fat may have a reduced risk for obesity and diabetes. Patents related to the ThermoStem Program have been issued in the United States and other jurisdictions. See “Metabolic Brown Adipose (Fat) Program” below.

We have also licensed an investigational curved needle device designed to deliver cells and/or other therapeutic products or material to the spine and discs (and other parts of the body). We anticipate that FDA approval or clearance will be necessary for this device prior to commercialization. We do not intend to utilize this device in connection with our Phase 2 clinical trial with regard to BRTX-100. See “Curved Needle Device” below.

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

We have undertaken research and development efforts in connection with the development of investigational therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells. See “Disc/Spine Program,” “Metabolic Brown Adipose (Fat) Program” and “Curved Needle Device” below. As a result of these programs, we have five United States patents, twelve foreign patents, three United States patent applications, and five foreign patent applications related to research regarding our ThermoStem Program, we have obtained licenses for ten United States patent applications related to our Disc/Spine Program, one United States patent related to our Disc/Spine Program, and we have obtained a license for one United States patent related to a curved needle device.

We have established a research laboratory facility with Good Manufacturing Practice, or cGMP, capabilities to produce clinical grade products and will seek to further develop cellular-based treatments, products and protocols, stem cell-related intellectual property, or IP, and translational research applications. See “Laboratory” below.

We have not generated any significant revenues to date. In November 2021, we completed a $23,000,000 public offering of our securities. Such funds are sufficient for us to complete our Phase 2 clinical trial investigating the use of BRTX-100 in the treatment of chronic lower back pain arising from degenerative disc disease, as further described in this section, as well as to continue our pre-clinical research and development efforts with respect to our ThermoStem Program and to satisfy our current working capital needs; however, the implementation of our business plan, as discussed below, will require the receipt of additional financing to fund our research and development efforts, including our contemplated Phase 3 clinical trial with regard to BRTX-100 and our contemplated clinical trials relating to our ThermoStem Program, and otherwise fund our operations. We intend to seek to raise capital through investment bankers and from biotech funds, strategic partners and other financial institutions. We will require significant additional financing to complete our contemplated Phase 3 clinical trial investigating the use of BRTX-100. We will also require a substantial amount of additional funding to implement our other programs described in this section, and fund general operations. No assurance can be given that the amount of funding that we anticipate may be required for such purposes is correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise. If we are unable to obtain adequate funding, we may be required to significantly curtail or discontinue our proposed operations.

Disc/Spine Program

General

Among the initiatives that we are currently pursuing is our Disc/Spine Program, with our initial product candidate being called BRTX-100. We have obtained an exclusive license (see “Exclusive License” below) that permits us to use technology for adult stem cell treatment of disc and spine conditions. The technology is an advanced stem cell culture and injection procedure into the intervertebral disc, or IVD, that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the leg and foot.

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

We have developed a mesenchymal stem cell product candidate, BRTX-100, derived from autologous (or a person’s own) human bone marrow, cultured and formulated, in a proprietary method, specifically for introduction into a painful lumbar disc. The product candidate was developed utilizing in part the exclusive license described below under “Exclusive License.” As described below under “BRTX-100” and “Production and Delivery,” BRTX-100 is a hypoxic (low oxygen) stem cell product developed through a culturing process. In order to enhance the survivability of our bone marrow-derived MSCs in the avascular environment of the damaged disc, BRTX-100 is designed to expand under hypoxic conditions. This process is intended to result in a large cell count population with enhanced viability and therapeutic potential following injection into the injured disc.

We submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial investigating the use of BRTX-100, our lead cell therapy candidate, in the treatment of chronic lower back pain arising from degenerative disc disease. We received such authorization from the FDA in February 2017. We have commenced our Phase 2 clinical trial through the execution of a CRO agreement with PRC Clinical, the execution of clinical trial site agreements, patient enrollment, the commencement of patient procedures, the purchase of manufacturing equipment and the expansion of our laboratory to include capabilities for clinical production. We believe that, based upon our periodic reports to the FDA as to the commencement of the clinical trial, the existing IND remains effective.

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

In March 2022, a United States patent related to BRTX-100, was issued. We have been granted exclusive license rights with respect to the patent. See “Exclusive License” below.

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

Since June 2022, we have entered into clinical trial agreements with 11 sites to conduct our Phase 2 clinical trial targeting chronic lumbar disc disease.

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

Exclusive License

Pursuant to our license agreement with Regenerative Sciences, LLC, or Regenerative, that became effective in April 2012, or the Regenerative License Agreement, we have obtained, among other things, a worldwide (excluding Asia and Argentina), exclusive, royalty-bearing license from Regenerative to utilize or sublicense a certain method for culturing cells for use in our developmental program involving disc and spine conditions, including protruding or painful discs and the treatment of avascular zones. The investigational technology that has been licensed is an advanced stem cell culture and injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the leg and foot. Pursuant to the Regenerative License Agreement, we have also obtained a worldwide, exclusive, royalty-bearing license from Regenerative to utilize or sublicense a certain investigational curved needle device for the administration of specific cells and/or cell products to the disc and/or spine (and other parts of the body). It will be necessary to advance the design of this investigational device to facilitate the delivery of substances, including living cells, to specific locations within the body and minimize the potential for damage to nearby structures.

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

Clinical Trial

We submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial investigating the use of BRTX-100, our lead cell therapy candidate, in the treatment of chronic lower back pain arising from degenerative disc disease. We have received such authorization from the FDA. We have commenced our Phase 2 clinical trial through the execution of a CRO agreement with PRC Clinical, the execution of clinical trial agreements with 11 sites, patient enrollment, the commencement of patient procedures, the purchase of manufacturing equipment and the expansion of our laboratory to include capabilities for clinical production.

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

The FDA approval process can be lengthy, expensive and uncertain and there is no guarantee that the clinical trial(s) will be completed or that the product will ultimately receive approval or clearance.

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

In February 2022, a Japanese patent related to our ThermoStem Program was issued.

In March 2022, an Israeli patent related to our ThermoStem Program was issued.

In December 2022, we announced that we were awarded a Small Business Innovation Research (SBIR) Phase 1 grant from Eunice Kennedy Shriver National Institute of Child Health & Human Development of the National Institutes of Health to enable the development and the evaluation of our ThermoStem Program for the treatment of polycystic ovary syndrome (PCOS). The work is to be done in collaboration with Dr. Sheng Wu, Associate Professor, Center for Metabolic Disease Research at Temple University.

In February 2023, a notice of allowance was issued by the European Patent Office for a patent application related to our ThermoStem Program.

In February 2023, a notice of allowance was issued by the United States Patent Office for a patent application related to our ThermoStem Program

We have completed proof of concept preclinical animal studies using our first generation brown adipose derived stem cells. We intend to undertake additional preclinical animal studies in order to optimize delivery and explore the feasibility of targeting additional indications. Such studies are planned to begin in 2023. Following the completion of such studies, if successful, we intend to file an IND with the FDA and initiate a clinical trial. The FDA approval process can be lengthy, expensive and uncertain and there is no guarantee of ultimate approval or clearance.

We anticipate that much of our development work in this area will take place at our laboratory facility, outside core facilities at academic, research or medical institutions, or contractors. See “Laboratory” below.

Curved Needle Device

Pursuant to the Regenerative License Agreement discussed under “Disc/Spine Program-Exclusive License” above, we have licensed and further developed an investigational curved needle device, or CND, that is a needle system with a curved inner cannula to allow access to difficult-to-locate regions for the delivery or removal of fluids and other substances. The investigational CND is intended to deliver stem cells and/or other therapeutic products or material to the interior of a human intervertebral disc, the spine region, or potentially other areas of the body. The device is designed to rely on the use of pre-curved nested cannulae that allow the cells or material to be deposited in the posterior and lateral aspects of the disc to which direct access is not possible due to outlying structures such as vertebra, spinal cord and spinal nerves. We anticipate that the use of the investigational CND will facilitate the delivery of substances, including living cells, to specific locations within the body and minimize the potential for damage to nearby structures. The investigational device may also have more general use applications. In August 2015, a United States patent for the CND was issued to the licensor, Regenerative. We anticipate that FDA approval or clearance will be necessary for the investigational CND prior to commercialization. We do not intend to utilize the CND in connection with our Phase 2 clinical trial with regard to BRTX-100. The FDA review and approval process can be lengthy, expensive and uncertain and there is no guarantee of ultimate approval or clearance.

Laboratory

We have established a laboratory in Melville, New York for research purposes and have built a cleanroom within the laboratory for the production of cell-based product candidates, such as BRTX-100, for use in a clinical trial, for third party cell products or general research purposes.

In 2021 and 2022, we expanded our laboratory to include capabilities for the clinical production of our pipeline of clinical and investigational cell therapy candidates. Our expanded cGMP facility includes process development space, ISO 7 cleanrooms and state-of-the-art equipment. We have expanded our research and development operations to include clinical manufacturing, a necessary step for our Phase 2 clinical trial for BRTX-100. The new facility has been designed to provide cGMP manufacturing according to FDA and European Medicines Agency regulations and guidelines to support clinical grade cell production. As we develop our business and our stem cell product candidates and we obtain regulatory approval, we will seek to establish ourselves as a key provider of adult stem cells for therapies and expand to provide cells in other market areas for stem cell therapy. We may also use outside laboratories specializing in cell therapy services and manufacturing of cell products.

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

In our Disc/Spine Program, twelve patent applications have been filed with regard to technology that is the subject of the Regenerative License Agreement (see “Disc/Spine Program-Exclusive License” above). Regenerative has been issued a patent from one of these applications with regard to its curved needle therapeutic delivery device. This patent expires in March 2031. In addition, in March 2022, a United States patent related to BRTX-100 was issued. This patent expires in December 2029. The other ten applications remain pending. The patents that are the subject of the Regenerative License Agreement have been assigned to Regenexx, LLC which we have been advised is an affiliate of Regenerative.

In our ThermoStem Program, we have three pending United States patent applications and five United States patents within three patent families. Three of the patents expire in June 2032 and two of the patents expire in April 2034. With regard to the first patent family in the ThermoStem Program, patent applications have been filed in five foreign jurisdictions (of which four applications have been granted as foreign patents and one application has lapsed). The patents expire in June 2032. With regard to the second patent family in the ThermoStem Program, patent applications have been filed in four foreign jurisdictions (of which four applications have been granted as foreign patents). The patents expire in April 2034. With regard to the third patent family in the ThermoStem Program, patent applications have been filed in four foreign jurisdictions.

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

We have secured registrations in the U.S. Patent and Trademark Office for the following trademarks:

●
●	BRTX-100
●	THERMOSTEM
●	BRTX

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

During the years ended December 31, 2022 and 2021, we incurred $3,513,352 and $729,058, respectively, in research and development expenses.

Scientific Advisors

We have established a Scientific Advisory Board whose purpose is to provide advice and guidance in connection with scientific matters relating to our business. The Scientific Advisory Board has established a Disc Advisory Committee which focuses on matters relating to our Disc/Spine Program. Our Scientific Advisory Board members are Dr. Wayne Marasco (Chairman), Dr. Wayne Olan, Dr. Joy Cavagnaro, Dr. Jason Lipetz, Dr. Harvinder Sandhu and Dr. Christopher Plastaras. The Disc Advisory Committee members are Dr. Lipetz (Chairman), Dr. Olan, Dr. Sandhu and Dr. Plastaras. See Item 10 of this Annual Report (“Directors, Executive Officers and Corporate Governance – Scientific Advisory Board”) for a listing of the principal positions for Drs. Marasco, Olan, Cavagnaro, Lipetz, Sandhu and Plastaras.

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

The Biologics Price Competition and Innovation Act, or the BPCIA, sets forth an abbreviated pathway for the approval of biosimilar and interchangeable biological products that could be used by future competitors, if any, of our product candidates that are approved by the FDA as a biologic. For the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and the proposed biosimilar product. Interchangeability requires that a product is biosimilar to the reference product, and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Under the BPCIA, an application for a biosimilar product cannot be submitted to the FDA until four years following approval of the reference product, and it may not be approved by the FDA until 12 years after the original branded product is approved under a biologics license application, or BLA.

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

We may also face increased competition from stem cell therapies performed by treatment centers that do not require FDA premarket approval. In August 2022, a federal District Court in the case of United States v. California Stem Cell Treatment Center, Inc. held that certain autologous adipose stem cell treatments were not “biological products” and therefore did not require FDA approval. The FDA has appealed the decision but, should it be upheld, we could face competition from stem cell clinics that would not be required to undergo the costly and time-consuming FDA approval process.

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

Because we are an enterprise in the early stages of operations and have not generated significant revenues from operations, it is difficult to anticipate the likely regulatory status of the array of products and services that we may offer. We believe that some of the adult autologous (self-derived) stem cells that will be used in our cellular therapy products and services, including the brown adipose (fat) tissue that we intend to use in our ThermoStem Program, may be regulated by the FDA as HCT/Ps under the HCT/P Regulations. However, the FDA may disagree with this position or conclude that some or all of our stem cell therapy products or services do not meet the applicable definitions and exemptions to the regulation. In July 2020, the FDA issued an updated guidance document entitled “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use” that provides additional guidance on how FDA interprets the HCT/P Regulations, particularly the definition of the terms “minimally manipulated” and “homologous use.” In the guidance, FDA stated it will exercise enforcement discretion until May 31, 2021 for products that do not comply with the HCT/P Regulations. As of that date, manufacturers of products marketed as HCT/Ps that do not comply with the HCT/P Regulations are subject to immediate FDA enforcement action. If we are not regulated solely under the HCT/P Regulations, we would need to expend significant resources to comply with the FDA’s broad regulatory authority under the FDCA. Historically, the U.S. federal courts have upheld the FDA’s authority to regulate stem cell products under the FDCA that do not comply with FDA’s interpretations of the HCT/P Regulations. However, in August 2022, a federal District Court in the case of United States v. California Stem Cell Treatment Center, Inc. held that certain autologous adipose stem cell treatments that FDA alleged were biological products were instead within the HCT/P definition and therefore did not require FDA approval. The FDA has appealed the decision but, should it be upheld, it could expand the types of stem cell products that are regulated solely under the HCT/P Regulations.

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

We have determined that, under the FDA’s current interpretation of the applicable law, our BRTX-100 product candidate will be regulated as a biological product under the PHSA. Therefore, we will need to expend significant resources to ensure regulatory compliance. There is no assurance as to whether or when we will receive FDA approval of the BRTX-100 product candidate. The process of designing, conducting, compiling and submitting the non-clinical and clinical studies required for BLA approval is time-consuming, expensive and unpredictable. The process can take many years, depending on the product and the FDA’s requirements.

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

● Accelerated approval. Drug or biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well-controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials. As a result of the FDA’s controversial use of the accelerated approval pathway for an Alzheimer’s drug (aducanumab), Congress revised the accelerated approval process as a part of the Food and Drug Omnibus Reform Act of 2022 to provide the FDA with additional authorities to enforce the post-approval study requirements and to withdraw approvals when those requirements are not met.

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

Employees

We currently have 10 employees, all of whom are full-time employees. We believe that our employee relations are good.

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

Preceding the full risk factors is a list of certain of the risk factors that follow. Reference is made to the complete risk factors for a full description of the risks involved.

Risks Related to Our Business Generally

●	We have a limited operating history; we have incurred substantial losses since inception; we expect to continue to incur losses for the near term.
●	We will need to obtain a significant amount of financing to complete our clinical trials and implement our business plan.
●	We will need to enter into agreements in order to implement our business strategy.
●	We depend on our executive officers and on our ability to attract and retain additional qualified personnel.

Risks Related to Our Cell Therapy Product Development Efforts

●	Our future success is significantly dependent on the timely and successful development and commercialization of BRTX-100, our lead product candidate for the treatment of chronic lumbar disc disease; if we encounter delays or difficulties in the development of this product candidate, as well as any other product candidates, our business prospects would be significantly harmed.
●	We may experience delays and other difficulties in enrolling a sufficient number of patients in our clinical trials which could delay or prevent the receipt of necessary regulatory approvals.
●	The development of our cell therapy product candidates is subject to uncertainty because autologous cell therapy is inherently variable.
●	Any disruption to our access to the media (including cell culture media) and reagents we are using in the clinical development of our cell therapy product candidates could adversely affect our ability to perform clinical trials and seek future regulatory submissions.
●	Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization.
●	Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate, and the approval may be for a narrower indication than we seek.
●	We may never obtain FDA approval for any of our product candidates in the United States and, even if we do, we may never obtain approval for or commercialize any of our product candidates in any foreign jurisdiction, which would limit our ability to realize our full market potential.
●	We presently lack manufacturing capabilities to produce our product candidates in connection with our Phase 3 clinical trial and at commercial scale quantities and do not have an alternate manufacturing supply, which could negatively impact our ability to meet any future demand for the products.

●	The commercial potential and profitability of our products are unknown and subject to significant risk and uncertainty.
●	We may have difficulties in sourcing brown adipose (fat) tissue.
●	If safety problems are encountered by us or others developing new stem cell-based therapies, our stem cell initiatives could be materially and adversely affected.
●	We are vulnerable to competition and technological change, and also to physicians’ inertia.
●	We have limited experience in the development and marketing of cell therapies and may be unsuccessful in our efforts to establish a profitable business.
●	Our cell therapy business is based on novel technologies that are inherently expensive, risky and may not be understood by or accepted in the marketplace, which could adversely affect our future value.
●	Our cell therapy product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.
●	We may be subject to significant product liability claims and litigation, including potential exposure from the use of our product candidates in human subjects, and our insurance may be inadequate to cover claims that may arise.
●	Our internal computer systems, or those that are expected to be used by our clinical investigators, clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of development programs for our product candidates.
●	Our inability to obtain reimbursement for our products and services from private and governmental insurers could negatively impact demand for our products and services.

Risks Related to Our Intellectual Property

●	We may not be able to protect our proprietary rights.
●	Changes to United States patent law may have a material adverse effect on our intellectual property rights.
●	In certain countries, patent holders may be required to grant compulsory licenses, which would likely have a significant and detrimental effect on any future revenues in such country.

Risks Related to Government Regulation

●	Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory oversight.
●	We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
●	The failure to receive regulatory approvals for our cell therapy product candidates would likely have a material and adverse effect on our business and prospects.
●	If we are unable to conduct clinical studies in accordance with regulations and accepted standards, we may be delayed in receiving, or may never receive, regulatory approvals of our product candidates from the FDA and other regulatory authorities.
●	Health care companies have been the subjects of federal and state investigations, and we could become subject to investigations in the future.
●	It is uncertain to what extent the government, private health insurers and third-party payors will approve coverage or provide reimbursement for the therapies and products to which our services relate. Availability for such reimbursement may be further limited by reductions in Medicare, Medicaid and other federal healthcare program funding in the United States.
●	Competitor companies or hospitals in the EU may be able to take advantage of EU rules permitting sales of unlicensed medicines for individual patients to sell competing products without a marketing authorization.

Risks Related to Our Common Stock

●	We pay no dividends.
●	Stockholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144 due to our former status as a “shell company.”

●	Material weaknesses in our internal control over financial reporting may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our consolidated financial statements.
●	There may be significant future issuances or resales of our common stock which may materially and adversely dilute stockholders’ ownership interest and affect the market price of our securities.
●	Anti-takeover provisions and the regulations to which we may be subject may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to our securityholders.
●	Our common stock is classified as a “penny stock;” the restrictions of the penny stock regulations of the Securities and Exchange Commission may result in less liquidity for our common stock.

Risks Associated with Our Nasdaq Listing

●	We cannot assure you that we will be able to continue to comply with the minimum bid price requirement of Nasdaq.
●	The market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Risks Related to Our Business Generally

We have a limited operating history; we have incurred substantial losses since inception; we expect to continue to incur losses for the near term.

We have a limited operating history. Since our inception, we have incurred net losses. As of December 31, 2022, our accumulated deficit was $152,640,897.

We will need to obtain a significant amount of financing to complete our clinical trials and implement our business plan.

Since our inception, we have not generated revenues from our operations and have funded our operations through the sale of our equity securities and debt securities. The implementation of our business plan, as discussed in this Annual Report under Item 1 (“Business”), will require the receipt of sufficient equity and/or debt financing to purchase necessary equipment, technology and materials, fund our clinical trials and other research and development efforts and otherwise fund our operations. We will require significant additional funding to complete our clinical trials using BRTX-100. We will also require a substantial amount of additional funding to implement our other programs described in this Annual Report under Item 1 (“Business”), including our metabolic ThermoStem Program, and fund general operations. No assurance can be given that the amount of funding that we anticipate may be required for such purposes is correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise. In the event we do not obtain the financing required for the above purposes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate.

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

Except for a certain license agreement with Regenerative Sciences, LLC and agreements relating to the conduct of our Phase 2 clinical trial, we do not have any material agreements or understandings in place with respect to the implementation of our business strategy. No assurances can be given that we will be able to enter into any necessary agreements with respect to the development of our business. Our inability to enter into any such agreements would have a material adverse effect on our results of operations and financial condition.

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

Clinical Trials. We anticipate that the COVID-19 pandemic may negatively impact our clinical trials. Due to the worldwide efforts being taken to combat COVID-19 and the increased clinical work being done in this respect, we believe that it may be difficult for certain needed laboratory supplies, equipment and other materials to be obtained in order to conduct our clinical trials. We also anticipate that, due to a fear of COVID-19 transmission, there may be a hesitancy on the part of certain individuals to become clinical trial participants. We believe that these possible negative effects have lessened as more of the population has become vaccinated; however, the impact that the vaccinations will have is uncertain at this time.

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

We are dependent upon the successful development, approval and commercialization of our product candidates. Before we are able to seek regulatory approval of our product candidates, we must conduct and complete extensive clinical trials to demonstrate their safety and efficacy in humans. Our lead product candidate, BRTX-100, is in early stages of development and we have just recently commenced a Phase 2 clinical trial using BRTX-100 to treat chronic lower back pain due to degenerative disc disease related to protruding/bulging discs.

Clinical testing is expensive, difficult to design and implement, and can take many years to complete. Importantly, a failure of one or more of these or any other clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to complete our clinical studies, receive regulatory approval or commercialize our cell therapy product candidates, including the following:

●	suspensions, delays or changes in the design, initiation, enrollment, implementation or completion of required clinical trials; adverse changes in our financial position or significant and unexpected increases in the cost of our clinical development program; changes or uncertainties in, or additions to, the regulatory approval process that require us to alter our current development strategy; clinical trial results that are negative, inconclusive or less than desired as to safety and/or efficacy, which could result in the need for additional clinical studies or the termination of the product’s development; delays in our ability to manufacture the product in quantities or in a form that is suitable for any required clinical trials;
●	intellectual property constraints that prevent us from making, using, or commercializing any of our cell therapy product candidates;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of these product candidates may be insufficient or inadequate; the inability to generate sufficient pre-clinical, toxicology, or other in vivo or in vitro data, to support the initiation of clinical studies;
●	delays in reaching agreement on acceptable terms with prospective clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical study sites;
●	delays in obtaining required Institutional Review Board, or IRB, approval at each clinical study site;
●	imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND application or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical study operations or study sites; developments on trials conducted by competitors or approved products post-market for related technology that raise FDA concerns about risk to patients of the technology broadly; or if the FDA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;
●	difficulty collaborating with patient groups and investigators;
●	failure by our CRO, other third parties, or us to adhere to clinical study requirements;
●	failure to perform in accordance with the FDA’s current Good Clinical Practices, or GCP, requirements, or applicable regulatory guidelines in other countries;
●	delays in having patients qualify for or complete participation in a study or return for post-treatment follow-up;
●	patients dropping out of a study;
●	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
●	transfer of manufacturing processes from any academic collaborators to larger-scale facilities operated by either a contract manufacturing organization, or CMO, or by us, and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process;
●	delays in our clinical trials caused by the COVID-19 pandemic or other health emergencies;
●	delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical studies or the inability to do any of the foregoing;
●	the FDA may not accept clinical data from trials that are conducted at clinical sites in countries where the standard of care is potentially different from the United States; and
●	failure to raise sufficient funds to complete our clinical trials.

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

We have just recently commenced the clinical trials necessary to obtain FDA approval to market our product candidate, BRTX-100. Since we lack significant experience in completing clinical trials and bringing a drug through commercialization, we have hired outside consultants with such experience. Clinical trials for BRTX-100 and other product candidates in development may be delayed or terminated as a result of many factors, including the following:

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

Certain media (including cell culture media) and reagents, as well as devices, materials and systems, that we intend to use in our clinical trials, and that we may need or use in commercial production, are provided by unaffiliated third parties. Any lack of continued availability of these media, reagents, devices, materials and systems for any reason would have a material adverse effect on our ability to complete these studies and could adversely impact our ability to achieve commercial manufacture of our planned therapeutic products. Although other available sources for these media, reagents, devices, materials and systems may exist in the marketplace, we have not evaluated their cost, effectiveness, or intellectual property foundation and therefore cannot guarantee the suitability or availability of such other potential sources.

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

We presently lack manufacturing capabilities to produce our product candidates in connection with our Phase 3 clinical trial and at commercial scale quantities and do not have an alternate manufacturing supply, which could negatively impact our ability to meet any future demand for the products.

We have utilized our laboratory to provide the cell processing services necessary for clinical production of BRTX-100 for our Phase 2 disc clinical trial. We believe that we have sufficient laboratory capacity to provide such services with regard to the balance of the Phase 2 trial; however, we would need to significantly expand our manufacturing capabilities to provide such cell processing services in connection with a Phase 3 clinical trial and to meet potential commercial demand for BRTX-100 and any other of our product candidates, if approved, as well as any of our other product candidates that might attain regulatory approval. Such expansion would require additional regulatory approvals. Even if we increase our manufacturing capabilities, it is possible that we may still lack sufficient capacity to meet demand. Ultimately, if we are unable to supply our products to meet commercial demand, whether because of processing constraints or other disruptions, delays or difficulties that we experience, sales of the products and their long-term commercial prospects could be significantly damaged.

We may seek to utilize a third-party manufacturer for BRTX-100 or any of our other product candidates; however, we do not have any arrangements in place with a third-party manufacturer. If our facilities at which these product candidates would be manufactured or our equipment were significantly damaged or destroyed, or if there were other disruptions, delays or difficulties affecting manufacturing capacity, our planned and future clinical studies and commercial production for these product candidates would likely be significantly disrupted and delayed. It would be both time consuming and expensive to replace this capacity with third parties, particularly since any new facility would need to comply with the regulatory requirements.

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

The FDA’s regulation of regenerative medicine products remains unpredictable and we are not certain what impact this will have on the potential approval of our products

The FDA’s regulation of therapies derived from stem cell products and technologies is evolving and may continue to evolve. In December 2016, the 21st Century Cures Act, or the Cures Act, was signed into law in the United States to advance access to medical innovations. Among other things, the Cures Act established a new FDA regenerative medicine advanced therapy, or RMAT, designation. This designation offers a variety of benefits to product candidates, including enhanced FDA support during clinical development, priority review on application filing, accelerated approval based on potential surrogate endpoints, and the potential use of patient registry data and other forms of real world evidence for post-approval confirmatory studies. There is no certainty that any of our product candidates will receive RMAT designation or any other type of expedited review program designation from the FDA. In any event, the receipt of an FDA RMAT designation or other expedited review program designation may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA.

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

If coverage and reimbursement are not available or are available only at limited levels, we may not be able to successfully commercialize our products. The Patient Protection and Affordable Care Act, or PPACA, as well as the Inflation Reduction Act, passed on August 16, 2022, and other health reforms include measures that would limit or prohibit payments for certain medical treatments or subject the pricing of drugs and biologics to government control. In addition, in many foreign countries, particularly the countries of the European Union, or the EU, the pricing of drugs and biologics is subject to government control. If our products are or become subject to government regulation that limits or prohibits payment for our products, or that subjects the price of our products to government control, we may not be able to generate revenue, attain profitability or commercialize our products.

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

State and federal regulatory and enforcement agencies continue actively to investigate violations of health care laws and regulations, and the United States Congress continues to strengthen the arsenal of enforcement tools. For example, the Bipartisan Budget Act of 2018 increased the criminal and civil penalties that can be imposed for violating certain federal health care laws, including the AKS. Enforcement agencies also continue to pursue novel theories of liability under these laws. Government agencies have recently increased regulatory scrutiny and enforcement activity with respect to programs supported or sponsored by pharmaceutical companies, including reimbursement and co-pay support, funding of independent charitable foundations and other programs that offer benefits for patients. Several investigations into these programs have resulted in significant civil and criminal settlements.

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

We are exposed to the risk of fraud or other misconduct by our current and future employees, consultants, advisors, principal investigators, medical institutions and commercial partners, including contract laboratories, and CROs. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in other jurisdictions, provide accurate information to the FDA and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us.

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

To date, we have not received regulatory approval to market any of our product candidates in any jurisdiction. If we seek approval of any of our cell therapy product candidates, we will be required to submit to the FDA and potentially other regulatory authorities extensive pre-clinical and clinical data supporting its safety and efficacy, as well as information about the manufacturing process and to undergo inspection of our manufacturing facility or other contract manufacturing facilities, if utilized, among other things. The process of obtaining FDA and other regulatory approvals is expensive, generally takes many years and is subject to numerous risks and uncertainties, particularly with complex and/or novel product candidates such as our cell-based product candidates. Changes in regulatory approval requirements, policies, or court decisions may cause delays in the approval or rejection of an application, make it easier for our competitors to gain regulatory approval to enter the marketplace, or allow competitors to enter the market without having to obtain FDA approval. Ultimately, the FDA and other regulatory agencies have substantial discretion in the approval process and may refuse to accept any application or may decide that our product candidate data are insufficient for approval without the submission of additional preclinical, clinical or other studies. In addition, varying agency interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any difficulties or failures that we encounter in securing regulatory approval for our product candidates would likely have a substantial adverse impact on our ability to generate product sales, and could make any search for a collaborative partner more difficult. Similarly, any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

Both federal and state government agencies have heightened civil and criminal enforcement efforts. There are numerous ongoing investigations of health care companies, as well as their executives and managers. In addition, amendments to the federal FCA, including under healthcare reform legislation, have made it easier for private parties to bring “qui tam” (or whistleblower) lawsuits against companies under which the whistleblower may be entitled to receive a percentage of any money paid to the government. The FCA provides, in part, that an action can be brought against any person or entity that has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The government has taken the position that claims presented in violation of the federal AKS, Stark Law or other healthcare-related laws, including laws enforced by the FDA, may be considered a violation of the FCA. Penalties include substantial fines for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person or entity and/or exclusion from the Medicare and Medicaid programs. In addition, a majority of states have adopted similar state whistleblower and false claims provisions.

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

In addition, other legislative changes have been adopted since the PPACA was enacted. These changes include aggregate reductions in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2018, will remain in effect through 2030 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Congress has since considered additional reductions in Medicare reimbursement for drugs and devices as part of legislation to reduce the budget deficit. Similar legislation could be enacted in the future. The Medicare regulations and interpretive determinations that determine how drugs, devices and services are covered and reimbursed also are subject to change. These laws, regulations, and interpretive determinations may result in additional reductions in Medicare and other health care funding, which could impact our business.

Most recently, on August 16, 2022, President Biden signed the Inflation Reduction Act, or the IRA, which provides for (i) the government to set or negotiate prices for select high-cost Medicare Part D (beginning in 2026) and Medicare Part B drugs (beginning in 2028) that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation beginning in 2022 for Medicare Part D and 2023 for Medicare Part B drugs, and (iii) Medicare Part D redesign which replaces the current coverage gap provisions and establishes a $2,000 cap for out-of-pocket limits costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached. Implementation of the IRA is expected to be carried out through upcoming actions by regulatory authorities, the outcome of which is uncertain.

Healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and decreased reimbursement. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates. It is difficult to predict how enforcement initiatives under the PPACA, the IRA, and/or additional legislation or regulation enacted in the future may impact our business. If the PPACA, the IRA, and/or additional legislation or regulation enacted in the future cause such unintended consequences or indirect impact, they could have a material adverse effect on our business, financial condition and results of operations.

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

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. As a reporting company, we incur significant legal, accounting and other expenses in connection with our public disclosure and other obligations. Based upon SEC regulations currently in effect, we are required to establish, evaluate and report on our internal control over financial reporting. We believe that compliance with the myriad of rules and regulations applicable to reporting companies and related compliance issues will continue to require a significant amount of time and attention from our management.

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

We identified control deficiencies in the design and operation of our internal control over financial reporting that constituted a material weakness, as further described in Item 9A of this Annual Report (“Controls and Procedures”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. Our material weakness related to the following control deficiencies:

●	Lack of adherence to formal policies and procedures;

●	Lack of risk assessment procedures on internal controls to detect financial reporting risks on a timely manner; and

●	Lack of sufficient formal management testing over documented formal procedures and controls, and time to evaluate continuous effectiveness of controls to achieve complete and accurate financial reporting and disclosures, including documented controls over the preparation and review of journal entries and account reconciliations.

The deficiencies described above, if not remedied, could result in a misstatement of one or more account balances or disclosures in our annual or interim consolidated financial statements that would not be prevented or detected, and, accordingly, we determined that these control deficiencies constitute a material weakness.

To address our material weakness, we have added accounting and finance personnel and implemented new financial accounting processes. We intend to continue to take steps to remediate the material weakness described above through implementing enhancements and controls within our accounting systems, hiring additional qualified accounting and finance resources and further evolving our accounting and quarterly and annual close processes. We will not be able to remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time and Management has concluded, through testing, that the controls are operating effectively. The redesign and implementation of improvements to our accounting and proprietary systems and controls may be costly and time consuming and the cost to remediate may impair our results of operations in the future.

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

There may be significant future issuances or resales of our common stock which may materially and adversely dilute stockholders’ ownership interest and affect the market price of our securities .

We currently have authorization to issue up to 75,000,000 shares of common stock of which, as of March 22, 2023, 3,767,615 shares were issued and outstanding. We are not restricted from issuing additional shares of our common stock in the future, including securities convertible into, or exchangeable or exercisable for, shares of our common stock. In addition, there are 1,518,158 shares of Series B preferred stock issued and outstanding. Such shares are convertible under certain circumstances into an equal number of shares of common stock.

Pursuant to our November 2021 public offering of securities, we issued warrants for the purchase of an aggregate of 2,645,000 shares of common stock as well as underwriter warrants for the purchase of 235,970 shares of common stock. We have an effective registration statement on Form S-1 under the Securities Act registering the issuance of such shares. The shares issuable pursuant to the registration statement on Form S-1 will be freely tradable in the public market, except for shares held by affiliates. In addition, in connection with the public offering and pursuant to exchange agreements entered into with holders of convertible notes and warrants, we issued an aggregate of 313,789 shares of common stock and warrants for the purchase of an aggregate of 1,856,938 shares of common stock. The shares of common stock issued to such holders are eligible for resale in the open market (subject to Rule 144 volume limitations applicable to affiliates), potentially causing sales in the market to increase and our stock price to decline. We have registered the resale of the shares of common stock issuable upon exercise of such warrants. The issuance of shares of common stock upon exercise of the above warrants would dilute the ownership of our stockholders.

We also have an effective registration statement on Form S-8 under the Securities Act registering 1,175,000 shares of our common stock issuable under our 2021 Stock Incentive Plan, or the 2021 Plan, and intend to file a registration statement on Form S-8 under the Securities Act with respect to the registration of an additional 1,325,000 shares of our common stock under the 2021 Plan. As of March 22, 2023, options to purchase 1,493,656 shares of our common stock were outstanding under the 2021 Plan. In addition, as of such date,97,826 RSUs were outstanding under the 2021 Plan. The shares issuable pursuant to the registration statements on Form S-8 will be freely tradable in the public market, except for shares held by affiliates. We may include a resale prospectus in our registration statement on Form S-8 with regard to the 2021 Plan covering the resale of the shares issuable to Messrs. Alstodt and Silva (and other affiliates) upon their exercise of options held by them and the vesting of the above described RSUs. The resale of such shares will be currently subject to the volume limitations imposed by Rule 144.

Further, we have an effective shelf registration statement on Form S-3 under the Securities Act registering $75,000,000 of our equity and debt securities. Pursuant to the requirements of Form S-3, we currently may sell pursuant to such Form S-3, during any 12 month period, securities having an aggregate market value of no more than one-third of the aggregate market value of the shares of our common stock held by non-affiliates. As of March 22, 2023, the aggregate market value of shares of common stock held by non-affiliates was $9,286,812.

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

We are incorporated in Nevada. Anti-takeover provisions in Nevada law and our articles of incorporation and bylaws could make it more difficult for a third party to acquire control of us and may prevent stockholders from receiving a premium for their securities. Our certificate of incorporation provides that our Board of Directors may issue up to 20,000,000 shares of preferred stock, in one or more series, without stockholder approval and with such terms, preferences, rights and privileges as the Board of Directors may deem appropriate. Of such 20,000,000 authorized shares, 1,518,158 shares of Series B preferred stock are issued and outstanding. These provisions and other factors may hinder or prevent a change in control, even if the change in control would be perceived as beneficial to, or sought by, our other stockholders.

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

Although we believe that our Nasdaq listing has helped generate greater and broader investor interest, including institutional investors, there can be no assurances in that regard. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

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

Holders

As of March 22, 2023, there were 352 record holders of our shares of common stock.

Dividends

Not applicable.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2022, we issued the following securities in a transaction not involving any public offering. For the following transaction, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. For such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a single entity, the investor had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2021, Quarterly Reports on Form 10-Q for the periods ended March 31, 2022, June 30, 2022 and September 30, 2022 and Current Reports on Form 8-K filed with the Securities and Exchange Commission and press releases made by us), and we were available to answer questions by the prospective investor. We reasonably believe that the investor is an accredited investor. No proceeds were received from the issuance.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price	Term (Years)	Purchaser(s)	Consideration(1)
11/21/2022	-	51,370	$2.92	5	(2)	$117,030

(1)	The warrants were issued pursuant to an amendment to a license agreement. The value of the warrants was $117,030 as of November 21, 2022, the date of issuance.

(2)	Accredited investor.

Issuer Purchases of Equity Securities

The following table sets forth certain information with respect to purchases of common stock made by affiliated purchasers during the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs

10/1/22 – 10/31/22	1,531	$3.55	-	-
11/1/22 – 11/30/22	1,943	$2.75	-	-
12/1/22 – 12/31/22	2,100	$2.99	-	-
Total	5,574	$3.06	-	-

(1)	Purchases were made by affiliated purchasers in open market transactions.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated results of operations and financial condition of BioRestorative Therapies, Inc. and its subsidiary as of December 31, 2022 and 2021 and for the years ended December 31, 2022 and 2021 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report following Item 16 (“Form 10-K Summary”). References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “us,” “we,” “our,” and similar terms refer to BioRestorative Therapies, Inc.. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions that may be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to Item 1A of this Annual Report (“Risk Factors”) for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

We develop therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells.

We are currently pursuing our Disc/Spine Program with our initial investigational therapeutic product being called BRTX-100. In March 2022, a United States patent issued in our Disc/Spine Program. We submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial investigating the use of BRTX-100 in the treatment of chronic lower back pain arising from degenerative disc disease. We have received such authorization from the FDA and have commenced such clinical trial through the execution of a CRO agreement with PRC Clinical, the execution of clinical trial site agreements, patient enrollment, the commencement of patient procedures, the purchase of manufacturing equipment and the expansion of our laboratory to include capabilities for clinical production. We have obtained an exclusive license to use technology for investigational adult stem cell treatment of disc and spine conditions, including protruding and bulging lumbar discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the leg and foot.

We are also developing our ThermoStem Program. This pre-clinical program involves the use of brown adipose (fat) in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies. United States patents related to the ThermoStem Program were issued in September 2015, January 2019, March 2020, March 2021, and July 2021; a notice of allowance for a United States patent application related to our ThermoStem Program was issued in February 2023; Australian patents related to the ThermoStem Program were issued in April 2017, October 2019 and August 2021; Japanese patents related to the ThermoStem Program were issued in December 2017, June 2021 and February 2022; Israeli patents related to our ThermoStem Program were issued in October 2019, May 2020 and March 2022; European patents related to the ThermoStem Program were issued in April 2020 and January 2021; and a notice of allowance for a European patent application related to our ThermoStem Program was issued in February 2023.

We have licensed a patented curved needle device that is a needle system designed to deliver cells and/or other therapeutic products or materials to the spine and discs or other potential sites. We anticipate that FDA approval or clearance will be necessary for this device prior to commercialization. We do not intend to utilize this device in connection with our Phase 2 clinical trial with regard to BRTX-100.

Our offices are located in Melville, New York where we have established a laboratory facility in order to increase our capabilities for the further development of possible cellular-based treatments, products and protocols, stem cell-related intellectual property and translational research applications.

As of December 31, 2022, our accumulated deficit was $152,640,897. We have historically only generated a modest amount of revenue, and our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

In November 2021, we completed a $23,000,000 underwritten public offering of units of securities pursuant to which an aggregate of 2,300,000 shares of our common stock and warrants for the purchase of an aggregate of 2,645,000 shares of our common stock were issued. We are using the net proceeds from the offering as follows: (i) undertaking of clinical trials with respect to BRTX-100 and its related collection and delivery procedure; (ii) pre-clinical research and development with respect to our ThermoStem Program; and (iii) for general corporate and working capital purposes. In connection with the public offering, our common stock was listed on the Nasdaq Capital Market.

In November 2021, concurrently with the consummation of the public offering, we issued an aggregate of 313,789 shares of our common stock, 1,543,158 shares of our Series A preferred stock and warrants for the purchase of an aggregate of 1,856,938 shares of our common stock in exchange for convertible promissory notes in the aggregate principal amount of $10,046,897, together with accrued interest thereon, and warrants for the purchase of an aggregate of 3,677,997 shares of our common stock. Such indebtedness and warrants were exchanged at a price of $10.00 per unit of securities, consistent with the public offering price of our units of common stock and warrants. The newly issued warrants are exercisable for a period of five years at an exercise price of $10.00 per share. In September 2022, the 1,543,158 shares of Series A preferred stock were exchanged for an equal number of shares of Series B preferred stock.

The net proceeds received from our November 2021 public offering are sufficient for us to complete our Phase 2 clinical trial with regard to BRTX-100; however, we will require significant additional funding to complete our contemplated Phase 3 BRTX-100 clinical trial (assuming the receipt of no revenues). We will also require a substantial amount of additional funding to implement our other programs as discussed in this Annual Report under the caption Item 1 (“Business”), including our metabolic ThermoStem Program, and fund general operations. No assurance can be given that the amount of funding that we anticipate may be required for such purposes is correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise.

Consolidated Results of Operations

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

The following table presents selected items in our consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively:

	For The Years Ended
	December 31,
	2022	2021
Revenues	$119,800	$46,000

Operating Expenses:
Research and development	3,513,352	729,058
General and administrative	15,580,473	25,624,815
Total Operating Expenses	19,093,825	26,353,873
Loss From Operations	(18,974,025)	(26,307,873)

Other Expense (Income):
Interest (income) expense	(11,650)	1,815,366
Loss on extinguishment of notes payable, net	-	16,180,056
Gain on PPP Loan forgiveness	(250,000)	-
Grant income	(110,518)	-
Other expense	(107,088)	-
Total Other Expense	(479,256)	17,995,422

Net Loss	$(18,494,769)	$(44,303,295)

Revenues

For the years ended December 31, 2022 and 2021, we generated $119,800 and $46,000, respectively, of royalty revenue in connection with our sublicense agreement.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the year ended December 31, 2022, research and development expenses increased by $2.8 million, or 382%, compared to the year ended December 31, 2021, as we recommenced research and development activities.

We expect that our research and development expenses will continue to increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, severance costs and stock-based compensation to employees (excluding any cash or non-cash compensation of our Vice President of Research and Development and our laboratory staff), as well as corporate expenses such as legal and professional fees, investor relations and occupancy related expenses. For the year ended December 31, 2022, general and administrative expenses decreased by $10.0 million, or 39%, compared to the year ended December 31, 2021. The decrease is primarily due to a decrease of $10.4 million in stock-based compensation during the year ended December 31, 2022 compared to the year ended December 31, 2021.

We expect that our general and administrative expenses related to operations will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest expense

For the year ended December 31, 2022, interest expense decreased $1.8 million, or 101%, as compared to the year ended December 31, 2021. The decrease was due to the exchange of our outstanding convertible debt for common stock, preferred stock and warrants in connection with our public offering in November 2021.

Loss on extinguishment of notes payable, net

For the year ended December 31, 2021, we recorded a loss on extinguishment of notes payable, net of $16.2 million related to the conversion of convertible debt principal pursuant to exchange agreements with noteholders in connection with our public offering. The Company did not convert or extinguish any debt during the year ended December 31, 2022.

Gain on PPP loan forgiveness

During the year ended December 31, 2022, our outstanding PPP loan balance was forgiven in full, which was recorded as a gain in the consolidated statement of operations. There were no gains recorded for PPP loan forgiveness for the year ended December 31, 2021.

Grant income

Our grant income of $110,518 for the year ended December 31, 2022 consists of funding received under a $256,000 National Institutes of Health Small Business Technology Transfer (“STTR”) Phase 1 grant, which was awarded in September 2021.

Other expense

For the year ended December 31, 2022, Other income, net primarily relates to gains from settlements of certain accrued expenses and unrealized gain on investments.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	December 31,
	2022	2021

Cash, Cash Equivalents and Investments	$14,749,408	$21,026,727

Working Capital	$14,688,188	$21,104,086

Notes Payable (Gross)	$-	$250,000

Availability of Additional Funds

Based upon our accumulated deficit of $152.6 million as of December 31, 2022, along with our forecast for continued operating losses and our need for financing to fund our contemplated clinical trials, as of such date, we required additional equity and/or debt financing to continue our operations.

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

During the years ended December 31, 2022 and 2021, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the years ended December 31, 2022 and 2021 in the amounts of $5.9 million and $3.3 million, respectively. The net cash used in operating activities for the year ended December 31, 2022 was primarily due to cash used to fund a net loss of $18.5 million, adjusted for non-cash expenses in the aggregate amount of $12.9 million. The net cash used in operating activities for the year ended December 31, 2021 was primarily due to cash used to fund a net loss of $44.3 million, adjusted for non-cash expenses in the aggregate amount of $40.5 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $13.5 million compared to $31,000 for the year ended December 31, 2021. The net change was primarily the result of investments in marketable securities of $13.0 million in 2022.

Net Cash Provided by Financing Activities

There were no financing activities during the year ended December 31, 2022. Net cash provided by financing activities during the year ended December 31, 2021 was $21.3 million, primarily as a result of $21.1 million of net proceeds from an equity financing.

Critical Accounting Policies and Estimates

Impairment of Long-lived Assets

We review for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. While our near-term liquidity is tight, historically we have been successful in raising capital as needed (although there can be no assurance that we will continue to be successful in raising capital as needed). We continue to progress our scientific agenda. We have not identified any impairment losses.

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements for the years ended December 31, 2022 and 2021 included elsewhere in this Annual Report following Item 16 (“Form 10-K Summary”).

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2022.

Management has completed such evaluation and has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of December 31, 2022 were not effective.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2022 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses:

●	Lack of adherence to formal policies and procedures;

●	Lack of risk assessment procedures on internal controls to detect financial reporting risks in a timely manner;

●	Lack of sufficient formal management testing over documented formal procedures and controls, and time to evaluate continuous effectiveness of controls to achieve complete and accurate financial reporting and disclosures, including documented controls over the preparation and review of journal entries and account reconciliations.

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include:

●	New management personnel, including our Chief Financial Officer, who is overseeing the financial reporting process and implementation of enhanced controls and governance;
●	Engagement of external financial consulting firm to continue to enhance financial reporting, financial operations and internal controls; and
●	Documentation of key procedures and controls using a risk-based approach.

Management is committed to maintaining a strong internal controls environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible. We have documented key procedures and controls using a risk-based approach and have, therefore, made progress toward remediation. We continue to implement our remediation plan, which includes continued engagement of an external financial consulting firm to enhance financial reporting and operations as well as design and implementation of controls. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and Management has concluded, through testing, that the controls are operating effectively.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Changes in Internal Control Over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting that occurred during our fourth quarter of 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions Held
Lance Alstodt	52	Chief Executive Officer, President and Chairman of the Board
Francisco Silva	48	Vice President of Research and Development, Secretary and Director
Robert E. Kristal	56	Chief Financial Officer
Robert Paccasassi	54	Vice President of Quality Assurance/Regulatory Compliance
Nickolay Kukekov, Ph.D.	49	Director, Compensation Committee Chair
Patrick F. Williams	50	Director, Audit Committee Chair
David Rosa	59	Director, Nominating Committee Chair

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

Nickolay Kukekov, Ph.D.

Nickolay Kukekov, Ph.D. has served as one of our directors since March 2021 and Chair of our Board’s Compensation Committee since November 2021. For more than the past fifteen years, Dr. Kukekov has held a number of healthcare investment banking positions. He has served as Senior Managing Director of Paulson Investment Company, LLC since 2020. From 2012 to 2020, Dr. Kukekov was a founding partner of Highline Research Advisors LLC. He served as a Managing Director of Summer Street Research Partners from 2010 to 2012. From 2007 to 2009, Dr. Kukekov was a Managing Director of Paramount Capital. He served as a Vice President of Rodmen & Renshaw from 2006 to 2007. He serves as a director of Brain Scientific, Inc. and Omnia Wellness Inc. whose shares are publicly traded. Dr. Kukekov received a Bachelor of Arts degree in molecular, cellular and developmental biology from the University of Colorado at Boulder and a Ph.D. in neuroscience from Columbia University College of Physicians and Surgeons. We believe that Dr. Kukekov’s extensive experience in the investment banking field relating to the healthcare sector and his strong background in regenerative medicine give him the qualifications to serve as one of our directors.

Patrick F. Williams

Patrick F. Williams has served as one of our directors and Chair of our Board’s Audit Committee since November 2021. Mr. Williams has more than 20 years of experience across medical device, consumer product goods and technology sectors. Appointed as Chief Financial Officer of STAAR Surgical Company, or STAAR, in July 2020, Mr. Williams is responsible for optimizing the financial performance of STAAR and ensuring the scalability of various functions to support high growth expansion. From 2016 to 2019, he served as the Chief Financial Officer of Sientra, Inc. before transitioning to General Manager for its miraDry® business unit. From 2012 to 2016, Mr. Williams served as Chief Financial Officer of ZELTIQ Aesthetics, Inc., a publicly-traded medical device company that was acquired by Allergan. Previously, he served as Vice President in finance, strategy and investor relations roles from 2007 to 2012 at NuVasive, Inc., a San-Diego based medical device company servicing the spine sector. He has also held finance roles with Callaway Golf and Kyocera Wireless. Mr. Williams received an MBA in Finance and Management from San Diego State University and a Bachelor of Arts in Economics from the University of California, San Diego. We believe that Mr. Williams’ executive-level management experience with healthcare-related businesses, including his financial management expertise, give him the qualifications to serve as one of our directors.

David Rosa

David Rosa has served as one of our directors and Chair of our Board’s Nominating Committee since November 2021. Mr. Rosa has served as the Chief Executive Officer, President and a director of NeuroOne Medical Technologies Corporation, or NeuroOne (Nasdaq: NMTC), since July 2017 and served as Chief Executive Officer and a director of NeuroOne, Inc., formerly its wholly-owned subsidiary, from October 2016 until December 2019, when NeuroOne, Inc. merged with and into NeuroOne. NeuroOne is committed to providing minimally invasive and hi-definition solutions for EEG recording, brain stimulation and ablation solutions for patients suffering from epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders that may improve patient outcomes and reduce procedural costs. From November 2009 to November 2015, Mr. Rosa served as the Chief Executive Officer and President of Sunshine Heart, Inc., n/k/a CHF Solutions, Inc. (Nasdaq: CHFS), a publicly-held early-stage medical device company. From 2008 to November 2009, he served as Chief Executive Officer of Milksmart, Inc., a company that specializes in medical devices for animals. From 2004 to 2008, Mr. Rosa served as the Vice President of Global Marketing for Cardiac Surgery and Cardiology at St. Jude Medical, Inc. He serves as a director on the board of directors of Biotricity Inc. (Nasdaq:BTCY) and Healthcare Triangle, Inc. (Nasdaq:HCTI). Mr. Rosa is Chairman of Neuro Event Labs, a privately-held company in Finland, and an Advisory Board member of SYNAPS Dx, a privately-held company in Bethesda, Maryland. We believe that Mr. Rosa’s senior leadership experience in the medical device industry and his strong technical, strategic, and operational expertise give him the qualifications to serve as one of our directors.

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

Wayne J. Olan, M.D. Medical Director, Tissue Bank

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

Name	Class	Term Expires

Lance Alstodt	III	2023
Francisco Silva	II	2025
Nickolay Kukekov	I	2024
Patrick F. Williams	III	2023
David Rosa	II	2025

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

Delinquent Section 16(a) Beneficial Ownership Reports

Section 16 of the Exchange Act requires that reports of beneficial ownership of common stock and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2022. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission, during the fiscal year ended December 31, 2022, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Mr. Silva filed one Form 4 late (reporting multiple transactions on two trading days) and Dale Broadrick, a 10% stockholder, filed four Forms 4 late (reporting multiple late transactions on eleven trading days).

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

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2022 and 2021 by (i) our principal executive officer, and (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as an executive officer as of December 31, 2022 and whose total compensation for the 2022 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the Named Executive Officers):

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	All Other Compensation	Total
Lance Alstodt	2022	$400,000	$-	$52,364	$-	$-	$452,364
Chief Executive Officer (2)	2021	$275,000	$-	$6,984,812	$14,081,677	$-	$21,341,489

Francisco Silva	2022	$375,000	$-	$52,364	$-	$-	$427,364
VP, Research and Development	2021	$259,375	$-	$6,984,812	$14,081,677	$-	$21,325,864

Robert Kristal	2022	$175,000	$-	$-	$-	$-	$175,000
Chief Financial Officer(2)	2021	$29,166	$-	$-	$53,217	$-	$82,383

(1)	Amounts reflect the aggregate grant date fair value of grants made in the fiscal year computed in accordance with stock-based accounting rules (FASB ASC Topic 718-Stock Compensation). Assumptions used in the calculations of these amounts are included in Note 7 to our consolidated financial statements included in this Annual Report.

(2)	Mr. Kristal has been serving as our Chief Financial Officer since November 4, 2021.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2022 to the Named Executive Officers:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options exercisable	Number of Securities Underlying Unexercised Options unexercisable		Equity Incentive Plan awards: Number of Securities Underlying Exercised Unearned options	Option Exercise price	Option Expiration date	Number of shares or units of stock that have not vested		Market value of shares of units that have not vested	Equity Incentive Plan awards: Number of Unearned shares, unites or other rights that have not vested	Equity Incentive Plan awards: Market or Payout value of unearned shares, units or other rights that have not vested
Lance Alstodt	275,137	18,342	(1)	-	$5.08	3/18/2031	-		$-	-	$-

Lance Alstodt	23,659	18,400	(2)	-	$5.08	11/4/2031	-		$-	-	$-

Lance Alstodt	-	-		-	$-	-	100,935	(3)	$277,571	-	$-

Francisco Silva	275,137	18,342	(1)	-	$5.08	3/18/2031	-		$-	-	$-

Francisco Silva	23,659	18,400	(2)	-	$5.08	11/4/2031	-		$-	-	$-

Francisco Silva	-	-		-	$-	-	100,935	(3)	$277,571	-	$-

Francisco Silva	1	-		-	$18,800	10/4/2023	-		$-	-	$-

Francisco Silva	3	-		-	$18,800	2/18/2024	-		$-	-	$-

Francisco Silva	1	-		-	$18,800	3/12/2024	-		$-	-	$-

Francisco Silva	-	-		-	$18,800	10/23/2024	-		$-	-	$-

Francisco Silva	6	-		-	$18,800	9/4/2025	-		$-	-	$-

Francisco Silva	15	-		-	$14,920	6/10/2026	-		$-	-	$-

Francisco Silva	20	-		-	$11,200	7/12/2027	-		$-	-	$-

Francisco Silva	25	-		-	$4,920	10/29/2028	-		$-	-	$-

(1)	Option becomes exercisable on March 18, 2023.

(2)	Option becomes exercisable in seven nearly equal quarterly installments beginning on February 4, 2023.

(3)	Restricted stock vests to the extent of 1,036 shares on January 18, 2023, 1,037 shares on February 18, 2023, 49,949 shares on March 18, 2023 and 48,913 shares on March 18, 2024.

Employment Agreements

Lance Alstodt

Effective November 16, 2020, Mr. Alstodt was elected our Chief Executive Officer, President and Chairman of the Board. On March 18, 2021, we entered into an employment agreement with Mr. Alstodt which provides for a term ending on March 18, 2026. Pursuant to the employment agreement, Mr. Alstodt currently is entitled to receive an annual salary of $400,000 (giving effect to a $150,000 performance salary increase received in November 2021). Concurrently with the execution of the employment agreement, we granted to Mr. Alstodt pursuant to the 2021 Plan (i) a ten year option for the purchase of 293,479 shares of our common stock at an exercise price of $47.60 per share (which exercise price was subsequently reduced to $13.50 per share and further reduced, subject to stockholder approval, to $5.08 per share) and (ii) 146,740 restricted stock units, or RSUs. The option vests to the extent of 50% thereof on the date of grant, 12.5% on November 4, 2021 and the balance in six equal quarterly installments commencing on December 18, 2021. The RSUs vest in three equal annual installments on the first, second and third anniversaries of the date of grant. In the event that Mr. Alstodt’s employment is terminated by us without “cause”, or Mr. Alstodt terminates his employment for “good reason” (each as defined in the employment agreement), Mr. Alstodt will be entitled to receive severance in an amount up to one time his then annual base salary. If Mr. Alstodt’s employment with us is terminated without cause, the option granted to Mr. Alstodt will vest and become exercisable and such option will remain exercisable until its expiration date notwithstanding such termination of employment with us. In addition, the RSUs granted to Mr. Alstodt will vest in the event of the termination of his employment without cause or in the event of a change in control (as defined in the 2021 Plan). In March 2022, we and Mr. Alstodt agreed that, in lieu of a $50,000 increase in his annual salary (as provided for in his employment agreement), we issued to Mr. Alstodt 12,438 RSUs (having a value of $50,000), which RSUs will vest in twelve equal monthly installments. Such grant was in consideration of Mr. Alstodt deferring his right to receive the $50,000 increase in his salary for one year. Effective in March 2023, pursuant to his employment agreement, Mr. Alstodt will be entitled to his annual increase of $50,000 in his salary (plus, in March 2023, the $50,000 salary increase deferral discussed above).

Francisco Silva

On March 18, 2021, we and Mr. Silva entered into an employment agreement which provides for a term ending on March 18, 2026. Pursuant to the employment agreement, Mr. Silva is currently entitled to receive an annual salary of $375,000 (giving effect to a $150,000 performance salary increase received in November 2021). Concurrently with the execution of the employment agreement, we granted to Mr. Silva pursuant to the 2021 Plan (i) a ten year option for the purchase of 293,479 shares of our common stock at an exercise price of $47.60 per share (which exercise price was subsequently reduced to $13.50 per share and further reduced, subject to stockholder approval, to $5.08 per share) and (ii) 146,740 RSUs. The option vests to the extent of 50% thereof on the date of grant, 12.5% on November 4, 2021 and the balance in six equal quarterly installments commencing on December 18, 2021. The RSUs vest in three equal annual installments on the first, second and third anniversaries of the date of grant. In the event that Mr. Silva’s employment is terminated by us without “cause”, or Mr. Silva terminates his employment for “good reason” (each as defined in the employment agreement), Mr. Silva will be entitled to receive severance in an amount up to one time his then annual base salary. If Mr. Silva’s employment with us is terminated without cause, the option granted to Mr. Silva will vest and become exercisable and such option will remain exercisable until its expiration date notwithstanding such termination of employment with us. In addition, the RSUs granted to Mr. Silva will vest in the event of the termination of his employment without cause or in the event of a change in control (as defined in the 2021 Plan). In March 2022, we and Mr. Silva agreed that, in lieu of a $50,000 increase in his annual salary (as provided for in his employment agreement), we issued to Mr. Silva 12,438 RSUs (having a value of $50,000), which RSUs will vest in twelve equal monthly installments. Such grant was in consideration of Mr. Silva deferring his right to receive the $50,000 increase in his salary for one year. Effective in March 2023, pursuant to his employment agreement, Mr. Silva will be entitled to his annual increase of $50,000 in his salary (plus, in March 2023, the $50,000 salary increase deferral discussed above).

Director Compensation

The following table sets forth certain information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2022:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Nickolay Kukekov	$-	$-	$-	(1)	$-	$-	$-	$-
Patrick F. Williams	$-	$-	$-	(2)	$-	$-	$-	$-
David Rosa	$-	$-	$-	(3)	$-	$-	$-	$-

(1)	As of December 31, 2022, Dr. Kukekov held options for the purchase of 25,236 shares of common stock.

(2)	As of December 31, 2022, Mr. Williams held options for the purchase of 10,490 shares of common stock.

(3)	As of December 31, 2022, Mr. Rosa held options for the purchase of 10,490 shares of common stock.

Dr. Kukekov and Messrs. Williams and Rosa, our non-employee directors, as compensation for their services as a director, are entitled to receive per annum $30,000 in cash and $90,000 in option grants.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Stockholders

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of March 22, 2023, known by us, through transfer agent records and reports filed with the SEC, to be held by: (i) each person who beneficially owns 5% or more of the shares of common stock then outstanding; (ii) each of our directors; (iii) each of our Named Executive Officers (as defined above); and (iv) all of our directors and executive officers as a group. The following table also sets forth certain information regarding the beneficial ownership of our Series B preferred stock as of March 22, 2023.

The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act. To our knowledge, and unless otherwise indicated, each stockholder has sole voting power and investment power over the shares listed as beneficially owned by such stockholder, subject to community property laws where applicable. Percentage ownership is based on 3,767,615 shares of common stock and 1,518,158 shares of Series B preferred stock outstanding as of March 22, 2023.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Approximate Percent of Class	Number of Shares of Series B Preferred Stock Beneficially Owned		Approximate Percent of Class
Directors and Executive Officers
Lance Alstodt(1)	453,701	(2)	11.1%	-		-
Francisco Silva(1)	444,642	(3)	10.9%	-		-
Robert Kristal(1)	15,862	(4)
Nickolay Kukekov	17,350	(5)	*	-		-
Patrick F. Williams	7,868	(5)	*	-		-
David Rosa	7,868	(5)	*	-		-
All directors and executive officers as a group (7 persons)	953,499	(6)	21.4%	-		-
Certain Beneficial Owners
Dale Broadrick(7)	623,404	(8)	16.1%	-		-
Auctus Fund, LLC(9) Auctus Fund Management LLC(9) Alfred Sollami(9) Louis Posner(9)	376,004	(10)	9.99%	1,518,158	(11)	100%

*	Less than 1%

(1)	Address is c/o BioRestorative Therapies, Inc., 40 Marcus Drive, Suite One, Melville, New York 11747.

(2)	Includes 322,395 shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days.

(3)	Includes 322,475 shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days and 12,136 shares of common stock held by Mr. Silva in a retirement account.

(4)	Includes 7,868 shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days.

(5)	Represents shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days.

(6)	Includes 692,032 shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days.

(7)	Address is 3003 Brick Church Pike, Nashville, Tennessee

(8)	Based upon Amendment No. 8 to Schedule 13D and Form 4 filed with the SEC. Includes 1,359 shares common stock issuable upon the exercise of currently exercisable warrants and 316,972 shares of common stock held by Fleetco Inc. of which Mr. Broadrick is a 93% stockholder.

(9)	Address is 545 Boylston Street, 2nd Floor, Boston, Massachusetts 02116.

(10)	Based upon Amendment No. 1 to Schedule 13G filed with the SEC, Auctus Fund, LLC, or Auctus, holds a warrant for the purchase of up to 1,676,580 shares of our common stock. In addition, Auctus’ shares of Series B preferred stock are convertible into an aggregate of 1,518,158 shares of our common stock. However, such warrant is not exercisable to the extent Auctus would beneficially own, after such exercise, more than 9.99% of our outstanding shares of common stock. In addition, such Series B preferred stock is not convertible into shares of our common stock to the extent Auctus would own, after such conversion, more than 9.99% of our outstanding shares of common stock. Since Auctus has indicated in its Amendment No.1 to Schedule 13G filed with the SEC, as of December 31, 2022, that it owned 285,828 shares of common stock, which represented 7.8% of the then 3,673,629 outstanding shares of common stock, and that such warrant is exercisable for the purchase of 90,176 shares of our common stock (increasing Auctus’ beneficial ownership of our common stock to 9.99%), such Series B preferred stock is not currently convertible into shares of our common stock. The number of shares of common stock beneficially owned by Auctus includes such 90,176 shares of common stock issuable upon exercise of the warrant. Based upon the increase in the number of shares of common stock that are outstanding from 3,673,629 to 3,767,615, additional shares are issuable pursuant to an exercise of the warrant to maintain such 9.99% beneficial ownership interest.

(11)	Pursuant to the Certificate of Designations of Preferred Stock with regard to the Series B preferred stock, Auctus, as the sole holder of the 1,518,158 outstanding shares of Series B preferred stock, is entitled to vote such shares based on the number of shares of common stock into which such shares are convertible (currently 1,518,158); however, pursuant to such Certificate of Designations of Preferred Stock, as indicated in footnote (10), such Series B preferred stock is not convertible into shares of our common stock to the extent Auctus would beneficially own, after such conversion, more than 9.99% of our then outstanding shares of common stock. Since Auctus has indicated in its Amendment No.1 to Schedule 13G filed with the SEC, as of December 31, 2022, that it owned 285,828 shares of common stock, which represented 7.8% of the outstanding shares of common stock, and that its warrant for the purchase of common stock is exercisable for the purchase of 90,176 shares of our common stock (increasing Auctus’ beneficial ownership of our common stock to 9.99%), its Series B preferred stock is not currently convertible into shares of our common stock. Accordingly, as of March 22, 2023, Auctus, as the sole holder of the Series B preferred stock, is not entitled to vote any such shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2022 with respect to compensation plans (including individual compensation arrangements) under which our common stock are authorized for issuance, aggregated as follows:

●	All compensation plans previously approved by security holders; and
●	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	864,639	(1)	$5.08	1,318,094	(2)
Total	864,639		$5.08	1,318,094

(1)	Includes options to purchase up to 1,089 shares of common stock under the Company’s 2010 Plan.

(2)	Includes 201,870 unvested restricted stock units outstanding at December 31, 2022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Marcum LLP served as our independent registered public accountants for the year ended December 31, 2022. Friedman LLP served as our independent registered public accountants for the year ended December 31, 2021.

The following is a summary of the fees billed or expected to be billed to us by Marcum LLP, our independent registered public accountants, for professional services rendered with respect to the fiscal year ended December 31, 2022 and by Friedman LLP, our former independent registered public accountants, for professional services rendered with respect to the fiscal years ended December 31, 2022 and 2021:

	Marcum LLP	Friedman LLP
	2022	2022	2021
Audit fees (1)	$65,000	$30,000	$95,000
Audit-related fees (2)	2,500	4,000	40,500
Tax fees (3)	-	-	-
All other fees (4)	-	-	-
	$67,500	$34,000	$135,500

(1)	Audit Fees consist of fees billed and expected to be billed for services rendered for the audit of our consolidated financial statements for the fiscal years ended December 31, 2022 and 2021, and the review of our condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit of our financial statements and in connection with the filing of Forms S-1 and S-8 registration statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed for professional services related to preparation of our U.S. federal and state income tax returns and tax advice.

(4)	All Other Fees consist of fees billed for products and services provided by our independent registered public accountants, other than those disclosed above.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated December 29, 2022, wherein such document is identified as Exhibit 3.3
3.2	Certificate of Designations of Series B Preferred Stock, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated December 29, 2022, wherein such document is identified as Exhibit 3.4
3.3	Bylaws, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated December 29, 2022, wherein such document is identified as Exhibit 3.5
10.1	License Agreement, dated as of January 27, 2012, between Regenerative Sciences, LLC and BioRestorative Therapies, Inc. (“License Agreement”), incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.44
10.2	Amendment to License Agreement, dated March 21, 2012, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.45
10.3	Amendment to License Agreement, dated November 30, 2015, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, wherein such document is identified as Exhibit 10.20
10.4	Letter agreement, dated November 21, 2022, by and among BioRestorative Therapies, Inc., Regenerative Sciences, LLC and Regenexx, LLC with regard to License Agreement*
10.5	Lease, dated as of August 25, 2014, between BioRestorative Therapies, Inc. and 50 Republic Road, LLC, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated August 25, 2014, wherein such document is identified as Exhibit 99.1
10.6	Lease Amendment, dated as of June 4, 2019, between 50 Republic Road, LLC and BioRestorative Therapies, Inc., incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, wherein such document is identified as Exhibit 10.37
10.7	BioRestorative Therapies, Inc. 2021 Stock Incentive Plan, as amended*
10.8	Employment Agreement, dated as of March 18, 2021, by and between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated March 18, 2021, wherein such document is identified as Exhibit 99.2
10.9	Employment Agreement, dated as of March 18, 2021, by and between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated March 18, 2021, wherein such document is identified as Exhibit 99.3
10.10	Non-Qualified Stock Option Award Agreement, dated as of March 18, 2021, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated March 18, 2021, wherein such document is identified as Exhibit 99.4
10.11	Non-Qualified Stock Option Award Agreement, dated as of March 18, 2021, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated March 18, 2021, wherein such document is identified as Exhibit 99.5
10.12	Restricted Stock Unit Award Agreement, dated as of March 18, 2021, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated March 18, 2021, wherein such document is identified as Exhibit 99.6
10.13	Restricted Stock Unit Award Agreement, dated as of March 18, 2021, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated March 18, 2021, wherein such document is identified as Exhibit 99.7
10.14	Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated November 4, 2021, wherein such document is identified as Exhibit 99.2

10.15	Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated November 4, wherein such document is identified as Exhibit 99.3
10.16	Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Nickolay Kukekov, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.15
10.17	Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Patrick F. Williams, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.16
10.18	Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and David Rosa, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.17
10.19	Amendment No. 1 to Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.18
10.20	Amendment No. 1 to Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.19
10.21	Common Stock Purchase Warrant, dated November 9, 2021, issued by BioRestorative Therapies, Inc. pursuant to public offering, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.20
10.22	Common Stock Purchase Warrant, dated November 9, 2021, issued by BioRestorative Therapies, Inc. to Auctus Fund, LLC, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.21
10.23	Amendment No. 2 to Non-Qualified Stock Option Award Agreement, dated as of December 10, 2021, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.22
10.24	Amendment No. 2 to Non-Qualified Stock Option Award Agreement, dated as of December 10, 2021, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.23
10.25	Amendment No. 1 to Non-Qualified Stock Option Award Agreement, dated as of December 10, 2021, between BioRestorative Therapies, Inc. and Nickolay Kukekov, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.24
10.26	Amendment No. 1 to Non-Qualified Stock Option Award Agreement, dated as of December 10, 2021, between BioRestorative Therapies, Inc. and Patrick F. Williams, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.25
10.27	Amendment No. 1 to Non-Qualified Stock Option Award Agreement, dated as of December 10, 2021, between BioRestorative Therapies, Inc. and David Rosa, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.26
10.28	Incentive Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and Lance Alstodt*
10.29	Incentive Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and Francisco Silva*
10.30	Incentive Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and Robert Kristal*
10.31	Incentive Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and Robert Paccasassi*
10.32	Non-Qualified Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and Nickolay Kukekov*

10.33	Non-Qualified Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and Patrick F. Williams*
10.34	Non-Qualified Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and David Rosa*
14	Code of Ethics, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 14
21	Subsidiaries, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, wherein such document is identified as Exhibit 21
23.1	Independent Registered Public Accounting Firm’s Consent*
23.2	Independent Registered Public Accounting Firm’s Consent*
31.1	Principal Executive Officer Certification*
31.2	Principal Financial Officer Certification*
32	Section 1350 Certification**

101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Schema Document *
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

ITEM 16.	FORM 10-K SUMMARY.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIORESTORATIVE THERAPIES, INC.

Dated: March 24, 2023	By:	/s/ Lance Alstodt
Lance Alstodt
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Lance Alstodt	Chief Executive Officer, President, Chairman of the Board and Director	March 24, 2023
Lance Alstodt	(Principal Executive Officer)

/s/ Francisco Silva	Vice President, Research and Development and Director	March 24, 2023
Francisco Silva

/s/ Robert E. Kristal	Chief Financial Officer	March 24, 2023
Robert E. Kristal	(Principal Financial Officer and Principal Accounting Officer)

/s/ Nickolay Kukekov	Director	March 24, 2023
Nickolay Kukekov

/s/ Patrick F. Williams	Director	March 24, 2023
Patrick F. Williams

/s/ David Rosa	Director	March 24, 2023
David Rosa

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of BioRestorative Therapies, Inc. & Subsidiary.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of BioRestorative Therapies, Inc. & Subsidiary (the “Company”) as of December 31, 2021, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Friedman llp

We served as the Company’s auditor from 2020-2022.

Marlton, New Jersey

March 30, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

BioRestorative Therapies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioRestorative Therapies, Inc. and Subsidiary (the “Company”) as of December 31, 2022, the related consolidated statements of operations, stockholders’ equity and cash flows and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flow for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022.)

Marlton, New Jersey
March 24, 2023

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$1,676,577	$21,026,727
Investments held in marketable securities	13,072,831	-
Accounts receivable	16,000	5,000
Prepaid expenses and other current assets	363,082	436,181
Total Current Assets	15,128,490	21,467,908
Property and equipment, net	261,003	37,993
Right of use asset	241,760	357,805
Intangible assets, net	803,438	589,740
Total Assets	$16,434,691	$22,453,446

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$170,902	$50,827
Accrued expenses and other current liabilities	130,072	134,970
Lease liability, current portion	139,328	119,055
PPP loan payable, current portion	-	58,970
Total Current Liabilities	440,302	363,822

Lease liability, net of current portion	162,317	301,645
PPP loan payable, net of current portion	-	191,030

Total Liabilities	602,619	856,497

Stockholders’ Equity
Preferred stock, $0.01 par value; Authorized, 20,000,000 shares;
Series A Convertible Preferred stock, $0.01 par value; 1,543,158 designated shares, 0 and 1,543,158 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	-	15,432
Series B Convertible Preferred stock, $0.01 par value; 1,543,158 designated shares, 1,518,158 and 0 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	15,182	-
Common stock, $0.0001 par value; Authorized, 75,000,000 shares; 3,677,775 and 3,520,391 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	369	353
Additional paid in capital	168,457,418	155,727,292
Accumulated deficit	(152,640,897)	(134,146,128)
Total Stockholders’ Equity	15,832,072	21,596,949
Total Liabilities and Stockholders’ Equity	$16,434,691	$22,453,446

The accompanying notes are an integral part of these consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended,
	December 31, 2022	December 31, 2021

Revenues	$119,800	$46,000

Operating expenses:
Research and development	3,513,352	729,058
General and administrative	15,580,473	25,624,815
Total operating expenses	19,093,825	26,353,873

Loss from operations	(18,974,025)	(26,307,873)

Other (income) expense:
Interest (income) expense	(11,650)	1,815,366
Loss on extinguishment of notes payable, net	-	16,180,056
Gain on PPP loan forgiveness	(250,000)	-
Grant income	(110,518)	-
Other expense	(107,088)	-
Total other (income) expense	(479,256)	17,995,422

Net loss	$(18,494,769)	$(44,303,295)

Net Loss Per Share - Basic and Diluted	$(5.11)	$(37.30)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	3,617,858	1,187,741

The accompanying notes are an integral part of these consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible		Series B Convertible				Additional		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2021	-	$-	-	$-	715,544	$72	$88,511,269	$(89,842,833)	$(1,331,492)
		-		-
Shares and warrants issued for cash related to public offering, net	-	-	-	-	2,300,000	230	21,072,453	-	21,072,683
Shares issued in connection with the public offering in exchange for notes payable, accrued interest and outstanding warrants	1,543,158	15,432	-	-	313,789	31	22,611,982	-	22,627,445
Shares issued in exchange of notes payable and accrued interest	-	-	-	-	8,069	1	317,376	-	317,377
Shares issued in cashless exercise of warrants	-	-	-	-	177,239	18	(82,146)	-	(82,128)
Shares issued in litigation settlement	-	-	-	-	750	-	21,000	-	21,000
Fair market value of beneficial conversion feature and warrants issued with convertible notes payable instruments	-	-	-	-	-	-	166,404	-	166,404
Stock-based compensation:
- restricted share units	-	-	-	-	-	-	3,671,503	-	3,671,503
- options	-	-	-	-	-	-	19,411,976	-	19,411,976
- common stock	-	-	-	-	5,000	1	25,475	-	25,476
Net loss	-	-	-	-	-	-	-	(44,303,295)	(44,303,295)
Balance as of December 31, 2021	1,543,158	$15,432	-	$-	3,520,391	$353	$155,727,292	$(134,146,128)	$21,596,949
Issuance of Series B Preferred Stock in exchange for Series A Preferred Stock	(1,543,158)	(15,432)	1,543,158	15,432	-	-	-	-	-
Warrants issued in connection with license exclusivity agreement	-	-	-	-	-	-	117,030	-	117,030
Common stock issued in exchange for Series B Preferred Stock	-	-	(25,000)	(250)	25,000	3	247	-	-
Stock-based compensation:									-
- restricted share units	-	-	-	-	116,486	11	4,735,097	-	4,735,108
- options	-	-	-	-	-	-	7,741,864	-	7,741,864
- common stock	-	-	-	-	15,898	2	135,888	-	135,890
Net loss	-	-	-	-	-	-	-	(18,494,769)	(18,494,769)
Balance as of December 31, 2022	-	$-	1,518,158	$15,182	3,677,775	$369	$168,457,418	$(152,640,897)	$15,832,072

The accompanying notes are an integral part of these consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2022	2021
Cash flows from operating activities:
Net Loss	$(18,494,769)	$(44,303,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	1,133,539
Depreciation and amortization	120,545	89,108
Unrealized gain on marketable securities	(33,665)	-
Stock-based compenation	12,612,862	23,108,955
Shares issued in settlement of litigation	-	21,000
Loss on extinguishment of note payables, net	-	16,180,056
Gain on PPP loan forgiveness	(250,000)	-
Non-cash lease expense	160,122	116,044
Changes in operating assets and liabilities:
Accounts receivable	(11,000)	12,000
Prepaid assets and other current assets	73,099	(330,774)
Accounts payable	120,075	(68,024)
Accrued expenses and other current liabilities	(4,898)	812,673
Lease liability	(163,132)	(101,190)
Net cash used in operating activities	(5,870,761)	(3,329,908)

Cash flows from investing activities:
Purchase of marketable securities	(13,039,166)	-
Purchase of intangible assets	(175,000)	-
Purchases of equipment	(265,223)	(30,658)
Net cash used in investing activities	(13,479,389)	(30,658)

Cash flows from financing activities:
Proceeds from sale of units in public offering, net	-	21,072,683
Proceeds from notes payable	-	-
Proceeds from PPP Loan	-	250,000
Net cash provided by financing activities	-	21,322,683

Net (decrease) increase in cash and cash equivalents	(19,350,150)	17,962,117

Cash and cash equivalents - beginning of year	21,026,727	3,064,610

Cash and cash equivalents - end of year	$1,676,577	$21,026,727

Supplemental cash flow information:
Cash paid for:
Non-cash investing and financing activities:
Shares issued in exchange for notes payable and accrued interest	$-	$317,376
Accrued expense exchanged for converitble notes	$-	$715,303
Bifurcated embedded conversion options and warrants recorded as derivative liability and debt discount	$-	$166,404
Convertible debt and accrued interest exchanged for common and preferred shares and warrants in public offering	$-	$10,046,897
Accrued DIP expenses exchanged for convertible notes	$-	$698,901
Warrants issued as consideration for intangible assets	$117,030	$-

The accompanying notes are an integral part of these consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – ORGANIZATION, LIQUIDITY AND BUSINESS OPERATIONS

Corporate History

BioRestorative Therapies, Inc. has one wholly-owned subsidiary, Stem Pearls, LLC (“Stem Pearls”). BioRestorative Therapies, Inc. and its subsidiary are referred to collectively as “BRT” or the “Company”.

On December 23, 2022, the Company reincorporated from Delaware to Nevada by filing Articles of Incorporation with the state of Nevada. The reincorporation was structured as a statutory merger.

Liquidity

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. For the year ended December 31, 2022, the Company had a net loss of $18.5 million (of which, $12.6 million was attributable to non-cash stock-based compensation) and negative cash flows from operations of $5.8 million. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur net losses as it executes its development plans for 2023 and beyond, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily through current cash on hand, investments in marketable securities and additional infusions of cash from equity and debt financing.

Based on cash on hand as of December 31, 2022, the Company believes it has sufficient cash to fund operations for the twelve months subsequent to the filing date.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP. The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of Company’s management, who is responsible for their integrity and objectivity.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated upon consolidation.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution. The Company maintains deposits in its cash account in excess of the Federal Depository Insurance Coverage of $250,000. As of December 31, 2022, the Company has not experienced losses on this account.

The royalties related to the Company’s sublicense comprised all of the Company’s revenue during the years ended December 31, 2022 and 2021. See “Revenue” below.

Revenue

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers.

The Company derives all of its revenue pursuant to a license agreement between the Company and a stem cell treatment company (“SCTC”) entered into in January 2012. In November 2022, the Company’s license rights under the agreement became exclusive. Pursuant to the license agreement, the SCTC granted to the Company a license to use certain intellectual property related to, among other things, stem cell disc procedures and the Company has granted to the SCTC a sublicense to use, and the right to sublicense to third parties the right to use, in certain locations in the United States and the Cayman Islands, certain of the licensed intellectual property. In consideration of the sublicenses, the SCTC has agreed to pay the Company royalties on a per disc procedure basis.

The Company’s contracted transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s contracts have a single performance obligation which is not separately identifiable from other promises in the contracts and is, therefore, not distinct. The Company’s performance obligation is satisfied upon the transfer of risk of loss to the customer. The timing of the Company’s revenue recognition may differ from the timing of receiving royalty payments. A receivable is recorded when revenue is recognized prior to receipt of a royalty payment and the Company has an unconditional right to the royalty payment. Alternatively, when a royalty payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. During the years ended December 31, 2022 and 2021, the Company recognized $119,800 and $46,000, respectively, of revenue related to the Company’s sublicenses.

Practical Expedients

As part of ASC Topic 606, the Company has adopted several practical expedients including:

●	Significant Financing Component - the Company does not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to the customer and when the customer pays for that good or service will be one year or less.
●	Unsatisfied Performance Obligations - all performance obligations related to contracts with a duration for less than one year; the Company has elected to apply the optional exemption provided in ASC Topic 606 and, therefore, is not required to disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period.
●	Right to Invoice - the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date; the Company may recognize revenue in the amount to which the entity has a right to invoice.

Contract Modifications

Except as disclosed above with the SCTC, there were no contract modifications during the years ended December 31, 2022 and 2021. Contract modifications are not routine in the performance of the Company’s contracts.

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of December 31, 2022 or 2021.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for doubtful accounts. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company provides for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. The Company did not record an allowance for doubtful accounts as of December 31, 2022 or 2021.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using straight-line method over the estimated useful lives of the related assets, generally three to fifteen years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Computer equipment costs are capitalized, as incurred, and depreciated on a straight-line basis over a range of 3 - 5 years.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets and right-of-use assets from operating leases, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the years ended December 31, 2022 and 2021, we determined that there was no impairment charge for our long-lived assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other. Definite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated.

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

Level 1:	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2:	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3:	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

	Fair value measurements at reporting date using:
	Fair value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities as of December 31, 2022	$13,072,831	$13,072,831	-	-
Marketable securities as of December 31, 2021	$-	$-	-	-

During the year ended December 31, 2022, the Company recognized unrealized gain of $33,665 on its marketable securities within Other income, net in its Consolidated Statement of Operations.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable and other current liabilities approximate their fair values based on the short-term maturity of these instruments.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding options and warrants are considered potential common stock. The dilutive effect, if any, of stock options and warrants are calculated using the treasury stock method. All outstanding convertible preferred stock is considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, options, warrants, and convertible preferred stock have been excluded from the Company’s computation of diluted net loss per common share for the years ended December 31, 2022 and 2021.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	Year Ended December 31,
	2022	2021

Options	864,639	839,639
Warrants	4,791,082	4,739,871
Unvested RSUs	201,870	293,479
Convertible preferred stock	1,543,158	1,543,158
Total	7,400,749	7,416,147

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the consolidated statements of operations.

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

Pursuant to ASU 2018-07 Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, the Company accounts for stock options issued to non-employees for their services in accordance ASC 718. The Company uses valuation methods and assumptions to value the stock options that are in line with the process for valuing employee stock options noted above.

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

Derivative Financial Instruments

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 of the Financial Accounting Standards Board (“FASB”) ASC. The accounting treatment of derivative financial instruments requires that the Company records embedded conversion options (“ECOs”) and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. Conversion options are recorded as a discount to the host instrument and are amortized as amortization of debt discount on the consolidated financial statements over the life of the underlying instrument. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

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

In accordance with ASC 842, Leases, the Company recognized a right-of-use (“ROU”) asset and corresponding lease liability on its balance sheets for its office space lease agreement. See Note 9 - Leases for further discussion, including the impact on the Company’s financial statements and related disclosures.

ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

Leases in which the Company is the lessee are comprised of office rental. All of the leases are classified as operating leases. The Company has a lease agreement for office space with a remaining term of two years as of December 31, 2022.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2022	December 31, 2021

Medical equipment	$352,133	$352,133
Furniture and fixtures	123,486	123,487
Computer software and equipment	117,544	107,648
Office equipment	18,779	12,979
Manufacturing equipment	242,852	30,712
Leasehold improvements	342,048	304,661
	1,196,842	931,620
Less: accumulated depreciation	(935,839)	(893,627)
Property and equipment, net	$261,003	$37,993

Total depreciation expense for the years ended December 31, 2022 and 2021 was $42,212 and $14,633, respectively. Depreciation expense is reflected in general and administrative expenses and research and development expenses in the consolidated statement of operations.

NOTE 4 - INTANGIBLE ASSETS

The Company is a party to a license agreement with the SCTC (as amended) (the “SCTC Agreement”). Pursuant to the SCTC Agreement, the Company obtained, among other things, a worldwide, exclusive, royalty-bearing license from the SCTC to utilize or sublicense a certain medical device patent for the administration of specific cells and/or cell products to the disc and/or spine (and other parts of the body) and a worldwide (excluding Asia and Argentina), exclusive, royalty-bearing license to utilize or sublicense a certain method for culturing cells. Pursuant to the license agreement with the SCTC, certain performance milestones (or payouts in lieu of performance milestones) had to be satisfied in order for the Company to maintain its exclusive rights with regard to the disc/spine technology. The Company did not timely satisfy the third of these performance milestones (which needed to be satisfied by February 2022). Accordingly, such rights became non-exclusive. However, the Company entered into an amended agreement under which it paid $175,000 and issued 51,370 warrants, with a fair value of $117,030, in exchange for renewed exclusivity. The consideration transferred to the SCTC in exchange for exclusivity was capitalized to intangible assets on the Company’s consolidated balance sheet as of December 31, 2022.

In February 2017, the Company received authorization from the Food and Drug Administration (the “FDA”) to proceed with a Phase 2 clinical trial. In February 2022, the Company announced that the United States Patent and Trademark Office has issued a notice of allowance for a patent application relating to the Company’s BRTX-100 clinical program. This patent was issued in March 2022.

Intangible assets consist of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization	Total
Balance as of January 1, 2021	3,676	1,301,500	(640,908)	664,268
Amortization expense	-	-	(74,528)	(74,528)
Balance as of December 31, 2021	3,676	1,301,500	(715,436)	589,740
Consideration transferred for license exclusivity	-	292,030	-	292,030
Amortization expense	-	-	(78,332)	(78,332)
Balance as of December 31, 2022	3,676	1,593,530	(793,768)	803,438
Weighted average remaining amortization period as of December 31, 2022	-	11.25

Amortization of intangible assets consists of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization
Balance as of January 1, 2021	$3,676	$637,232	$640,908
Amortization expense	-	74,528	74,528
Balance as of December 31, 2021	3,676	711,760	715,436
Amortization expense	-	78,332	78,332
Balance as of December 31, 2022	$3,676	$790,092	$793,768

Amortization expense for the next five years is as follows:

2023	89,131
2024	89,131
2025	89,131
2026	89,131
2027	89,131

NOTE 5 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of:

	December 31, 2022	December 31, 2021
Accrued payroll	$26,250	$28,370
Accrued research and development expenses	-	29,672
Accrued general and administrative expenses	103,822	76,928
Total accrued expenses	$130,072	$134,970

Note 6 - NOTES PAYABLE

A summary of the notes payable activity during the year ended December 31, 2022 is presented below:

Outstanding, January 1, 2022	$250,000
Issuances	-
Forgiveness	(250,000)
Outstanding, December 31, 2022	-

Note 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Preferred Stock

On November 8, 2021, in connection with the Company’s public offering, the Company’s Board of Directors adopted a resolution allowing for the designation and issuance of 1,543,158 shares of the Company’s Preferred Stock, $.01 par value per share, designated as Series A Preferred Stock (“Series A”). The Series A had a liquidation preference of $0.001 per share. On September 8, 2022, the Company issued 1,543,158 shares of Series B Preferred Stock (“Series B”) to Auctus Fund, LLC (“Auctus”) in exchange for an equal number of shares of the Company’s outstanding Series A. Simultaneously, the stock certificate representing the Series A shares was being returned to the Company for cancellation. On such date and upon such exchange, the Company’s Board of Directors cancelled the Series A.

Series B Preferred Stock

Effective September 8, 2022, the Company issued 1,543,158 shares of Series B to Auctus in exchange for an equal number of shares of the Company’s outstanding Series A. The terms of the Series B are substantially identical to those of the Series A, except that, among other things, the limitation on beneficial ownership of common stock of the Company upon a conversion of the Series B into Common Stock, and the limitation on the number of votes attributable to the Series B, is 9.99% of the then outstanding Common Stock of the Company instead of 4.99% as provided for the Series A. The Company shall, at all times, reserve from its authorized and unissued Common Stock a sufficient number of shares to provide for the issuance of Common Stock upon the full conversion of the Series B. The Series B is not subject to redemption by the Company or any Series B holder. The exchange of Series A for Series B had no impact on the Company’s financial statements as of December 31, 2022.

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

Conversion

Optional Conversion - Each share of Series B shall be convertible, at any time and from time to time, at the option of the Series B holder, into one share of Common Stock; provided, however, that in no event shall a Series B holder be entitled to convert any shares of Series B to the extent that such conversion would result in beneficial ownership by such Series B holder of more than 9.99% of the outstanding shares of common stock.

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

On October 25, 2022, Auctus converted 25,000 shares of Series B into 25,000 shares of Common Stock. The number of shares of Series B remaining outstanding after this conversion is 1,518,158.

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

The impact resulting from the amendments was immaterial to the Company’s financial statements.

Compensatory Common Stock Issuance

During the year ended December 31, 2022, the Company issued 15,898 shares of immediately vested common stock with an aggregate value of $135,888 to third parties for services rendered. During the year ended December 31, 2021, the Company issued 5,000 shares of immediately vested common stock with a value of $25,476 to a consultant for services rendered.

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

During the year ended December 31, 2022, the Company issued 51,370 warrants to the SCTC as part of consideration transferred in exchange for exclusivity under a license agreement.

A summary of the warrant activity during the years ended December 31, 2022 and 2021 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value
Outstanding, January 1, 2021	3,750,598	$4.40		-
Issued	4,862,710	9.91		-
Exercised	(195,473)	4.00		-
Exchanged or forfeited	(3,677,964)	3.39		-
Outstanding, December 31, 2021	4,739,871	$11.78	4.9	-
Granted	51,370	2.92		-
Exercised	-	-		-
Expired	(159)	16,083		-
Outstanding, December 31, 2022	4,791,082	10.71	3.9	-

Exercisable, December 31, 2022	4,791,082	$10.71	3.9	-

In applying the Black-Scholes option pricing model to warrants granted during 2022 and 2021, the Company used the following assumptions:

	2022	2021
Risk free interest rate	4.40%	0.98%
Expected term (years)	5.00	4.10 - 5.00
Expected volatility	313.55%	314.00%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the warrants granted during the years ended December 31, 2022 and 2021 was $2.28 and $11.77 per warrant, respectively. The Company did not issue any shares during the years ended December 31, 2022.

The following table presents information related to stock warrants at December 31, 2022:

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life In Years	Exercisable Number of Warrants
$2.92	51,370	4.9	51,370
$10.00	4,501,937	3.9	4,501,937
$12.00	235,970	3.9	235,970
$60.00	250	2.0	250
$800.00	869	1.8	869
$2,240.00	50	1.1	50
$2,800.00	264	1.2	264
$3,400.00	264	1.2	264
$4,000.00	55	1.1	55
$8,000.00	19	0.8	19
$14,000.00	18	0.5	18
$16,000.00	16	0.3	16
	4,791,082		4,791,082

Stock Options

On March 18, 2021, the Company, pursuant to two employment agreements, granted to its Chief Executive Officer, President and Chairman of the Board and its Vice President, Research and Development options to purchase an aggregate of 586,959 shares of the Company’s common stock. The options initially vested to the extent of 50% on the date of grant, 25% on the one-year anniversary of the grant date and 25% on the two-year anniversary of the grant date.

On November 4, 2021, the Company granted options to purchase an aggregate of 140,824 shares of its common stock (including options to purchase 10,490 shares each granted to Robert Kristal, its Chief Financial Officer, Patrick Williams, a director of the Company, and David Rosa, a director of the Company) to its officers and directors. Also included within the 140,824 share option grants were grants to each of Mr. Alstodt and Mr. Silva for the purchase of 42,059 shares of common stock and to Dr. Nickolay Kukekov, a director of the Company, for the purchase of 25,236 shares of common stock. Such options are exercisable to the extent of 50% on the date of grant and 50% quarterly over a period of two years commencing one year from the date of grant.

On November 4, 2021, the Company granted options to purchase an aggregate of 110,767 shares of the Company’s common stock to members of its Scientific Advisory Board and various employees and consultants.

On December 10, 2021, the Company reduced the exercise price of all options from $13.50 per share to $5.08 per share, subject to stockholder approval. On November 3, 2022, stockholder approval was obtained. Per ASC 718 - Compensation - Stock Compensation, the Company accounted for these changes as a modification and the net effect was immaterial to the financial statements as a whole.

The Company granted an option for the purchase of 25,000 shares of common stock during the year ended December 31, 2022.

A summary of the option activity during the years ended December 31, 2022 and 2021 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding, January 1, 2021	1,215	5.08
Granted	838,550	5.08
Expired	(126)	5.08
Outstanding, January 1, 2022	839,639	5.08
Granted	25,000	4.92
Forfeited	-	-
Expired	-	-
Outstanding, December 31, 2022	864,639	5.08	7.8	-

Exercisable, December 31, 2022	578,628	5.08	7.8

The weighted average grant date fair value of the stock options granted during the years ended December 31, 2022 and 2021, was approximately $4.88 and $5.05, respectively.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

2022
Risk free interest rate	2.42%
Expected term (years)	3.50
Expected volatility	285.91%
Expected dividends	0.00%

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

On March 18, 2021, the Company, pursuant to two employment agreements, granted an aggregate of 293,479 RSUs to its Chief Executive Officer, President, and Chairman of the Board and its Vice President, Research and Development with a fair value of $47.60 per share. The RSUs vest to the extent of one-third on the one-year anniversary of the grant date, one-third on the two-year anniversary of the grant date, and one-third on the three-year anniversary of the grant date. The RSUs had a grant date fair value of $13,969,624.

On March 18, 2022, the Company granted an aggregate of 24,876 RSUs to its Chief Executive Officer, President and Chairman of the Board and its Vice President, Research and Development with a fair value of $4.21 per share. The RSUs vest in twelve equal monthly installments.

A summary of the unvested RSUs as of December 31, 2022 is as follows:

Number of Shares
Outstanding, January 1, 2022	293,480
Granted	24,876
Forfeited	-
Vested	(116,486)
Outstanding, December 31, 2022	201,870

The following table presents information related to stock compensation expense:

	For the Years Ended December 31,		Unrecognized at December 31,	Weighted Average Remaining Amortization Period
	2022	2021	2022	(Years)
Research and development	-	81,479	803,257
General and administrative	12,612,862	23,027,476	1,294,684	0.73
	12,612,862	23,108,955	2,097,941

The following table presents stock compensation by award type:

	For the Years Ended December 31,
	2022	2021
Options	7,741,864	19411976
RSUs	4,735,108	3,671,503
Shares issued for services	135,890	25,476
	12,612,862	23,108,955

NOTE 8 - INCOME TAXES

The Company identified its federal and New York tax returns as its “major” tax jurisdictions. The period its income tax returns are subject to examination for these jurisdictions is 2018 through 2022. The Company believes its income tax filing positions and deductions will be sustained on audit, and it does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no liabilities for uncertain tax positions have been recorded.

At December 31, 2022, the Company had approximately $59,900,000 and $10,300,000, respectively, of federal and state net operating losses that may be available to offset future taxable income. As a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), certain future carryforwards do not expire. At December 31, 2022, approximately $8,000,000 of federal net operating losses will expire from 2030 to 2038 and approximately $51,900,000 have no expiration. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carryforwards are subject to annual limitations due to several greater than 50% ownership changes. The Section 382 limitations resulted in approximately $28,200,000 of federal NOLs not being realizable as of December 31, 2022 and 2021 and the cumulative reversal of approximately $9,600,000 of net operating loss deferred tax assets.

The Company has not performed a formal analysis for the year ended December 31, 2022, but it believes its ability to use such net operating losses and tax credit carryforwards in the future is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which will significantly impact its ability to realize these deferred tax assets.

The Company’s net deferred tax assets, liabilities and valuation allowance as of December 31, 2022 and 2021 are summarized as follows:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$13,200,000	$11,100,000
Stock-based compensation	13,810,000	10,500,000
Research and development costs	655,000	-
Research & development tax credits	330,000	358,000
Total deferred tax assets	27,995,000	21,958,000

Deferred tax liabilities:
Depreciation	(106,000)	-
Intangible assets	(113,000)	(4,000)
Total deferred tax liabilities	(219,000)	(4,000)

Net deferred tax assets	27,776,000	21,954,000

Valuation allowance	$(27,776,000)	$(21,954,000)

Deferred tax asset, net of valuation allowance	$-	$-

Change in valuation allowance	$(5,822,000)	$(7,856,000)

The income tax provision (benefit) as of December 31, 2022 and 2021 consists of the following:

December 31,
	2022	2021
Federal:
Current	$-	$-
Deferred	-	-

State and local:
Current	-	-
Deferred	-	-

Total income tax provision (benefit)	$-	$-

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
Federal statutory blended income tax rates	21.0%	21.0%
State statutory income tax rate, net of federal benefit	5.6	5.6
Permanent differences	(1.8)	(8.9)
Tax return to provision adjustment	6.7	-
Change in valuation allowance	(31.5)	(17.7)
Effective tax rate	-%	-%

As of the date of this filing, the Company has not filed its 2022 federal and state corporate income tax returns. The Company expects to file these documents as soon as practicable.

NOTE 9 - LEASES

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

The following table presents net lease cost and other supplemental lease information:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Lease cost
Operating lease cost (cost resulting from lease payments)	$163,132	$158,372
Net lease cost	$163,132	$158,372

Operating lease - operating cash flows (fixed payments)	$163,132	$158,372
Operating lease - operating cash flows (liability reduction)	$119,055	$101,190
Non-current leases - right of use assets	$241,760	$357,805
Current liabilities - operating lease liabilities	$139,328	$119,055
Non-current liabilities - operating lease liabilities	$162,317	$301,645

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the year ended December 31, 2022:

Fiscal Year	Operating Leases
2023	168,028
2024	173,060
Total future minimum lease payments	341,088
Amount representing interest	(39,443)
Present value of net future minimum lease payments	$301,645

NOTE 10 - SUBSEQUENT EVENTS

On February 17, 2023, the Company granted 400,357 stock options to its officers and a certain employee, of which 50% were vested and exercisable upon grant. The remaining 50% of the options issued to the Company’s officers and employee will vest quarterly in eight nearly equal installments commencing one year from the date of grant. The Company issued an additional 228,660 stock options to its board members and scientific advisory board members, which will vest monthly over one year. The granted stock options had an estimated fair value of approximately $1,745,000 as of the grant date, of which approximately $562,500 was immediately recognized as stock-based compensation expense, which will be reflected in the Company’s consolidated results of operations for the first quarter of 2023.

