Form 10-Q
period 2023-03-31
BioRestorative Therapies, Inc.
filed 2023-05-12
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 12, 2023 there were 3,887,615 shares of the registrant’s common stock outstanding.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONDENSED Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,836,469	$1,676,577
Investments held in marketable securities	10,537,580	13,072,831
Accounts receivable	16,000	16,000
Prepaid expenses and other current assets	393,054	363,082
Total Current Assets	12,783,103	15,128,490
Property and equipment, net	304,110	261,003
Right of use asset	212,749	241,760
Intangible assets, net	781,002	803,438
Total Assets	$14,080,964	$16,434,691

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$92,586	$170,902
Accrued expenses and other current liabilities	232,984	130,072
Lease liability, current portion	144,821	139,328
Total Current Liabilities	470,391	440,302

Lease liability, net of current portion	123,536	162,317
Total Liabilities	593,927	602,619

Stockholders’ Equity
Preferred stock, $0.01 par value; Authorized, 20,000,000 shares;
Series A Convertible Preferred stock, $0.01 par value; 1,543,158 designated shares, 0 and 0 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Series B Convertible Preferred stock, $0.01 par value; 1,543,158 designated shares, 1,518,158 and 1,518,158 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	15,182	15,182
Common stock, $0.0001 par value; Authorized, 75,000,000 shares; 3,767,615 and 3,677,775 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	378	369
Additional paid in capital	171,796,596	168,457,418
Accumulated deficit	(158,325,119)	(152,640,897)
Total Stockholders’ Equity	13,487,037	15,832,072
Total Liabilities and Stockholders’ Equity	$14,080,964	$16,434,691

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended,
	March 31, 2023	March 31, 2022
	(unaudited)
Revenues	$31,300	$16,000

Operating expenses:
Research and development	1,511,245	775,337
General and administrative	4,299,153	4,294,456
Total operating expenses	5,810,398	5,069,793

Loss from operations	(5,779,098)	(5,053,793)

Other income:
Interest (income) expense	(18,216)	29,011
Gain on PPP loan forgiveness	-	(250,000)
Grant income	-	(16,654)
Other income, net	(76,660)	-
Total other income	(94,876)	(237,643)

Net loss	$(5,684,222)	$(4,816,150)

Net Loss Per Share - Basic and Diluted	$(1.53)	$(1.37)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	3,717,472	3,523,202

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Convertible		Series B Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	-	$-	1,518,158	$15,182	3,677,775	$369	$168,457,418	$(152,640,897)	$15,832,072
		-		-
Stock-based compensation:
- restricted share units	-	-	-	-	89,840	9	1,148,750	-	1,148,759
- options	-	-	-	-	-	-	2,190,428	-	2,190,428
Net loss	-	-	-	-	-	-	-	(5,684,222)	(5,684,222)
Balance as of March 31, 2023	-	$-	1,518,158	$15,182	3,767,615	$377	$171,796,597	$(158,325,119)	$13,487,037

Balance at January 1, 2022	1,543,158	$15,432	-	$-	3,520,391	$353	$155,727,292	$(134,146,128)	$21,596,949
Stock-based compensation:									-
- restricted share units	-	-	-	-	97,828	10	1,164,125	-	1,164,135
- options	-	-	-	-	-	-	2,138,949	-	2,138,949
- common stock	-	-	-	-	13,500	1	72,818	-	72,819
Net loss	-	-	-	-	-	-	-	(4,816,150)	(4,816,150)
Balance at March 31, 2022	1,543,158	$15,432	-	$-	3,631,719	$364	$159,103,184	$(138,962,278)	$20,156,702

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31, 2023	March 31, 2022
	(unaudited)
Cash flows from operating activities:
Net Loss	$(5,684,222)	$(4,816,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,351	26,011
Unrealized gain on marketable securities	(33,403)	-
Stock-based compensation	3,339,187	3,375,903
Gain on PPP loan forgiveness	-	(250,000)
Non-cash lease expense	29,011	29,011
Changes in operating assets and liabilities:
Accounts receivable	-	(11,000)
Prepaid assets and other current assets	(29,972)	(104,099)
Accounts payable	(78,316)	163,067
Accrued expenses and other current liabilities	102,912	21,067
Lease liability	(33,288)	(28,444)
Net cash used in operating activities	(2,348,740)	(1,594,634)

Cash flows from investing activities:
Sale of marketable securities	2,568,654	-
Purchases of equipment	(60,022)	(109,573)
Net cash provided by (used in) investing activities	2,508,632	(109,573)

Cash flows from financing activities:
Net cash used in financing activities	-	-

Net increase (decrease) in cash and cash equivalents	159,892	(1,704,207)

Cash and cash equivalents - beginning of period	1,676,577	21,026,727

Cash and cash equivalents - end of period	$1,836,469	$19,322,520

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - NATURE OF THE ORGANIZATION, LIQUIDITY, AND BUSINESS

Corporate History

BioRestorative Therapies, Inc. has one wholly-owned subsidiary, Stem Pearls, LLC (“Stem Pearls”). BioRestorative Therapies, Inc. and its subsidiary are referred to collectively as “BRT” or the “Company”.

On December 29, 2022, the Company reincorporated from Delaware to Nevada. The reincorporation was structured as a statutory merger of BioRestorative Therapies, Inc., a Delaware corporation, with and into its wholly-owned subsidiary, BioRestorative Therapies, Inc., a Nevada corporation.

Liquidity

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. For the three months ended March 31, 2023, the Company had a net loss of $5.7 million (of which, $3.3 million was attributable to non-cash stock-based compensation) and negative cash flows from operations of $2.3 million. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur net losses as it executes its development plans throughout 2023 and beyond, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily through current cash on hand, investments in marketable securities and additional infusions of cash from equity and debt financing.

Based on cash on hand as of March 31, 2023, the Company believes it has sufficient cash to fund operations for the twelve months subsequent to the filing date of this Form 10-Q.

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

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Business Operations

BRT develops therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells. BRT’s website is at www.biorestorative.com. The information contained in our website is not intended to be incorporated by reference into this Quarterly Report. BRT is currently developing a Disc/Spine Program referred to as “brtxDISC”. Its lead cell therapy candidate, BRTX-100, is a product formulated from autologous (or a person’s own) cultured mesenchymal stem cells collected from the patient’s bone marrow. The product is intended to be used for the non-surgical treatment of painful lumbosacral disc disorders or as a complimentary therapeutic to a surgical procedure. BRT is investigating the expansion of the clinic application of BRTX-100 to other indications within the body. BRT is also engaging in research efforts with respect to a platform technology utilizing brown adipose (fat) for therapeutic purposes to treat type 2 diabetes, obesity and other metabolic disorders and has labeled this initiative its ThermoStem Program. Further, BRT has licensed a patented curved needle device that is a needle system designed to deliver cells and/or other therapeutic products or material to the spine and discs or other potential sites.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP. The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and accompanying notes are the representations of Company’s management, who is responsible for their integrity and objectivity.

The condensed consolidated financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 27, 2023 (the “Annual Report”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of Company’s management, who is responsible for their integrity and objectivity. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity-based transactions, revenue and expenses and disclosure of contingent liabilities at the date of the condensed consolidated financial statements. The Company bases its estimates and assumptions on historical experience, known or expected trends and various other assumptions that it believes to be reasonable. As future events and their effects cannot be determined with precision, actual results could differ from these estimates which may cause the Company’s future results to be affected.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution. The Company maintains deposits in its cash account in excess of the Federal Depository Insurance Corporation coverage of $250,000. As of March 31, 2023, the Company has not experienced losses on this account.

The royalties related to the Company’s sublicense comprised all of the Company’s revenue during the three months ended March 31, 2023 and 2022.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies and Recent Accounting Standards, in the Annual Report. During the three months ended March 31, 2023, the Company did not make any changes to its significant accounting policies, except as described below with respect to recent accounting pronouncements.

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

Level 1:	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2:	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3:	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally-developed methodologies that result in management’s best estimate of fair value.

	Fair value measurements at reporting date using:
	Fair value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities as of March 31, 2023	$10,537,580	$10,537,580	-	-
Marketable securities as of December 31, 2022	$13,072,831	$13,072,831	-	-

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, and accounts payable approximate their fair values based on the short-term maturity of these instruments.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding options and warrants are considered potential common stock. The dilutive effect, if any, of stock options and warrants are calculated using the treasury stock method. All outstanding convertible preferred stock is considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, options, warrants, and convertible preferred stock have been excluded from the Company’s computation of diluted net loss per common share for the three months ended March 31, 2023 and 2022.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise or conversion price could be less than the average market price of the common shares:

	Three months ended March 31,
	2023	2022

Options	1,493,656	864,611
Warrants	4,791,075	4,739,765
Unvested RSUs	97,827	220,527
Convertible preferred stock	1,518,158	1,543,158
Total	7,900,716	7,368,061

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires entities to estimate all expected credit losses for financial assets measured at amortized cost basis, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company adopted this guidance on January 1, 2023. The adoption of this accounting standard did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 - INTANGIBLE ASSETS

The Company is a party to a license agreement with the SCTC (as amended) (the “SCTC Agreement”). Pursuant to the SCTC Agreement, the Company obtained, among other things, a worldwide, exclusive, royalty-bearing license from the SCTC to utilize or sublicense a certain medical device patent for the administration of specific cells and/or cell products to the disc and/or spine (and other parts of the body) and a worldwide (excluding Asia and Argentina), exclusive, royalty-bearing license to utilize or sublicense a certain method for culturing cells. Pursuant to the license agreement with the SCTC, certain performance milestones (or payouts in lieu of performance milestones) had to be satisfied in order for the Company to maintain its exclusive rights with regard to the disc/spine technology. The Company did not timely satisfy the third of these performance milestones (which needed to be satisfied by February 2022). Accordingly, such rights became non-exclusive. However, in November 2022, the Company entered into an amended agreement under which it paid $175,000 and issued 51,370 warrants, with a fair value of $117,030, in exchange for renewed exclusivity. The consideration transferred to the SCTC in exchange for exclusivity was capitalized to intangible assets on the Company’s consolidated balance sheet as of December 31, 2022.

In February 2017, the Company received authorization from the Food and Drug Administration (the “FDA”) to proceed with a Phase 2 clinical trial. In March 2022, the United States Patent and Trademark Office issued a patent relating to the Company’s BRTX-100 clinical program.

Intangible assets consist of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization	Total
Balance as of January 1, 2023	$3,676	$1,593,530	$(793,768)	$803,438
Amortization expense	-	-	(22,436)	(22,436)
Balance as of March 31, 2023	$3,676	$1,593,530	$(816,204)	$781,002
Weighted average remaining amortization period as of March 31, 2023	-	11

Accumulated amortization of intangible assets consists of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization
Balance as of January 1, 2023	$3,676	$790,092	$793,768
Amortization expense	-	22,436	22,436
Balance as of March 31, 2023	$3,676	$812,528	$816,204

NOTE 4 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of:

	March 31, 2023	December 31, 2022
Accrued payroll	$162,500	$26,250
Accrued general and administrative expenses	70,484	103,822
	$232,984	$130,072

NOTE 5 - STOCKHOLDERS’ EQUITY

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

On October 25, 2022, Auctus converted 25,000 shares of Series B into 25,000 shares of Common Stock. As of March 31, 2023, number of shares of Series B remaining outstanding after giving effect to this conversion was 1,518,158.

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

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2023	2022
Risk free interest rate	4.22%	2.42%
Expected term (years)	3.5	3.50
Expected volatility	175%	286%
Expected dividends	0.00%	0.00%

The Company granted options for the purchase of 629,017 shares of common stock during the three months ended March 31, 2023. The grant date fair value of options issued during the three months ended March 31, 2023 was $1,745,000.

The Company granted options for the purchase of 25,000 shares of common stock during the three months ended March 31, 2022. The grant date fair value of options issued during the three months ended March 31, 2022 was $122,117.

A summary of the stock option activity during the three months ended March 31, 2023 is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2023	864,639	$5.08
Granted	629,017	2.91
Expired	-
Outstanding, March 31, 2023	1,493,656	$4.17

Exercisable, March 31, 2023	951,222	$4.62

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

A summary of our unvested RSUs as of March 31, 2023 is as follows:

Number of Shares
Outstanding, December 31, 2022	201,870
Granted	-
Forfeited	-
Vested	(104,043)
Outstanding, March 31, 2023	97,827

The following table presents information related to stock compensation expense:

	For the three months ended March 31,		Unrecognized at March 31,	Weighted Average Remaining Amortization Period
	2023	2022	2023	(Years)
Research and development	$-	$-	$-
General and administrative	3,339,187	3,375,903	3,766,772
	$3,339,187	$3,375,903	$3,766,772

The following table presents stock compensation by award type:

	For the three months ended March 31,
	2023	2022
Options	$2,190,428	$2,138,949
RSUs	1,148,759	1,164,135
Shares issued for services	-	72,819
	$3,339,187	$3,375,903

Note 6 - LEASES

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

The following table presents net lease cost and other supplemental lease information:

	Three months ended March 31,
	2023	2022
Lease cost
Operating lease cost (cost resulting from lease payments)	$42,007	$40,783
Net lease cost	$42,007	$40,783

Operating lease - operating cash flows (fixed payments)	$42,007	$40,783
Operating lease - operating cash flows (liability reduction)	$33,288	$28,444
Non-current leases - right of use assets	$212,749	$328,794
Current liabilities - operating lease liabilities	$144,821	$123,899
Non-current liabilities - operating lease liabilities	$123,536	$268,357

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases as of March 31, 2023:

Fiscal Year	Operating Leases
2023	$169,286
2024	129,795
Total future minimum lease payments	299,081
Amount representing interest	(30,724)
Present value of net future minimum lease payments	$268,357

Note 7 – SUBSEQUENT EVENTS

On April 4, 2023, Auctus converted 120,000 shares of Series B into 120,000 shares of Common Stock. The number of shares of Series B remaining outstanding after this conversion is 1,398,158.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2023, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us” and “our” refer to BioRestorative Therapies, Inc., a Nevada corporation (“BRT”), and its wholly-owned subsidiary, Stem Pearls, LLC, a New York limited liability company (“Stem Pearls”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Intellectual Property

This report includes references to our federally registered trademarks, BioRestorative Therapies and Dragonfly design, BRTX-100, ThermoStem, and BRTX. The Dragonfly logo is also registered with the U.S. Copyright Office. This report may also include references to trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this report appear without the ®, SM or ™ symbols, and copyrighted content appears without the use of the symbol ©, but the absence of use of these symbols does not reflect upon the validity or enforceability of the intellectual property owned by us or third parties.

Corporate History

Our offices are located in Melville, New York where we have established a laboratory facility in order to increase our capabilities for the further development of possible cellular-based treatments, products and protocols, stem cell-related intellectual property and translational research applications.

As of March 31, 2023, our accumulated deficit was $158,325,119. We have historically only generated a modest amount of revenue, and our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

Business Overview

We develop therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult (non-embryonic) stem cells. We are currently pursuing our Disc/Spine Program with our initial investigational therapeutic product being called BRTX-100. In March 2022, a United States patent issued in our Disc/Spine Program. We submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial investigating the use of BRTX-100, our lead cell therapy candidate, in the treatment of chronic lower back pain arising from degenerative disc disease. We have received such authorization from the FDA and have commenced such clinical trial through the execution of a CRO agreement with PRC Clinical, the execution of clinical trial site agreements, patient enrollment, the commencement of patient procedures, the purchase of manufacturing equipment and the expansion of our laboratory to include capabilities for clinical production. We have obtained a license to use technology for investigational adult stem cell treatment of disc and spine conditions, including protruding and bulging lumbar discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the leg and foot. We are investigating the expansion of the clinic application of BRTX-100 to other indications within the body. We are also developing our ThermoStem Program. This pre-clinical program involves the use of brown adipose (fat) in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies. United States patents related to the ThermoStem Program were issued in September 2015, January 2019, March 2020, March 2021, and July 2021; a notice of allowance was issued in February 2023 by the United States Patent Office for a patent application related to our ThermoStem Program; Australian patents related to the ThermoStem Program were issued in April 2017, October 2019 and August 2021; Japanese patents related to the ThermoStem Program were issued in December 2017, June 2021 and February 2022; a notice of allowance was issued in May 2023 by the Japanese Patent Office for a patent application related to our ThermoStem Program; Israeli patents related to our ThermoStem Program were issued in October 2019; May 2020 and March 2022; European patents related to the ThermoStem Program were issued in April 2020 and January 2021; and a notice of allowance was issued in February 2023 by the European Patent Office for a patent application related to our ThermoStem Program.

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

Revenue

We derived all of our revenue pursuant to a license agreement with the SCTC entered into in January 2012, as amended in November 2015 and November 2022. Pursuant to the license agreement, the SCTC granted to us an exclusive license to use certain intellectual property related to, among other things, stem cell disc procedures and we have granted to the SCTC a sublicense to use, and the right to sublicense to third parties the right to use, in certain locations in the United States and the Cayman Islands, certain of the licensed intellectual property. In consideration of the sublicenses, the SCTC has agreed to pay us royalties on a per disc procedure basis.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

Our financial results for the three months ended March 31, 2023 are summarized as follows in comparison to the three months ended March 31, 2022:

	For the Three Months Ended,
	March 31, 2023	March 31, 2022
	(unaudited)
Revenues	$31,300	$16,000

Operating expenses:
Research and development	1,511,245	775,337
General and administrative	4,299,153	4,294,456
Total operating expenses	5,810,398	5,069,793

Loss from operations	(5,779,098)	(5,053,793)

Other (income) expense:
Interest (income) expense	(18,216)	29,011
Gain on PPP loan forgiveness	-	(250,000)
Grant income	-	(16,654)
Other income, net	(76,660)	-
Total other income	(94,876)	(237,643)

Net loss	$(5,684,222)	$(4,816,150)

Revenues

For the three months ended March 31, 2023 and 2022, we generated $31,300 and $16,000, respectively, of royalty revenue in connection with our sublicense agreement.

Research and Development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended March 31, 2023, research and development expenses increased by $735,908, or 94.9%, compared to the three months ended March 31, 2022. The increase was primarily driven by increased salaries and wages of $621,673 and increased lab site fees of $70,866.

We expect that our higher level of research and development expenses will continue in subsequent fiscal periods.

General and Administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and stock-based compensation to employees, as well as corporate expenses such as legal and professional fees, investor relations and occupancy-related expenses. For the three months ended March 31, 2023, general and administrative expenses remained relatively flat, compared to the three months ended March 31, 2022.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest (income) expense

For the three months ended March 31, 2023, interest income was $18,216 compared to interest expense of $29,011 for the three months ended March 31, 2022. The change was primarily due to the Company having investments in marketable securities during the three months ended March 31, 2023, which generated interest income. During the three months ended March 31, 2022, the Company did not have any such investments and only incurred interest expense.

Gain on PPP loan forgiveness

During the three months ended March 31, 2022, our outstanding PPP loan balance was forgiven in full, which was recorded as a gain in the condensed consolidated statement of operations. There were no gains recorded for PPP loan forgiveness for the three months ended March 31, 2023.

Grant income

The Company did not earn any grant income during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company earned $16,654 of grant income, primarily consisting of funding received under a $256,000 National Institutes of Health Small Business Technology Transfer (STTR) Phase 1 grant, which we were awarded in September 2021.

Other income, net

For the three months ended March 31, 2023, Other income, net primarily relates to gains from settlements of certain accrued expenses and unrealized gain on investments.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	March 31,	December 31,
	2023	2022

Cash, Cash Equivalents, and Investments	$12,374,049	$14,749,408

Working Capital	$12,312,712	$14,688,188

Working capital decreased by $2.4 million primarily due to the $2.3 million of cash used to fund our operations.

Availability of Additional Funds

Based upon our accumulated deficit of $158,325,119 as of March 31, 2023, along with our forecast for continued operating losses and our need for financing to fund our contemplated clinical trials, we will eventually require additional equity and/or debt financing to continue our operations. However, based on cash on hand as of March 31, 2023, the Company believes it has sufficient cash to fund operations for the twelve months subsequent to the filing date of this Form 10-Q.

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

Cash Flows

During the three months ended March 31, 2023 and 2022, our sources and uses of cash were as follows:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(2,348,740)	$(1,594,634)
Net cash provided by (used in) investing activities	2,508,632	(109,573)
Net cash used in financing activities	-	-
Net increase (decrease) in cash	$159,892	$(1,704,207)

Operating Activities

Net cash used in operating activities was $2,348,740 for the three months ended March 31, 2023, primarily due to cash used to fund the net loss of $5,684,222, which was partially offset by non-cash expenses of $3,374,146 related primarily to stock-based compensation. Cash flows were also impacted by routine fluctuations in our operating assets and liabilities. Net cash used in operating activities was $1,594,634 for the three months ended March 31, 2022, primarily due to cash used to fund the net loss of $4,816,150 and a non-cash gain of $250,000 on forgiveness of our PPP loan, which were partially offset by non-cash expenses of $3,430,925 related primarily to stock-based compensation and $40,591 of cash provided by changes in the levels of operating assets and liabilities, which was primarily due to increases in accounts payable and accrued expenses and other current liabilities, partially offset by increases in accounts receivable and prepaid and other current assets and a decrease in the lease liability.

Investing Activities

Net cash provided by investing activities increased by $2,618,205 for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a sale of marketable securities, which provided $2,568,654 of cash.

Effects of Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the periods presented.

Significant Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements included herein for the quarter ended March 31, 2023, and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 27, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of March 31, 2023.

Management has completed such evaluation and has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of March 31, 2023 were not effective.

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2023 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of March 31, 2023 was not effective.

A material weakness, as defined in the standards established by Sarbanes-Oxley, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

Management’s Plan to Remediate the Material Weaknesses

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include:

●	New management personnel, including our Chief Financial Officer, who is overseeing the financial reporting process and implementation of enhanced controls and governance;
●	Engagement of external financial consulting firm to continue to enhance financial reporting, financial operations and internal controls; and
●	Documentation of key procedures and controls using a risk-based approach.

Management is committed to maintaining a strong internal controls environment and implementing measures designed to help ensure that control deficiencies contributing to the material weaknesses are remediated as soon as possible. We have documented key procedures and controls using a risk-based approach and have, therefore, made progress toward remediation. We continue to implement our remediation plan, which includes continued engagement of an external financial consulting firm to enhance financial reporting and operations as well as design and implementation of controls. We will consider the material weaknesses remediated after the applicable controls operate for a sufficient period of time, and Management has concluded, through testing, that the controls are operating effectively.

Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting that occurred during our first quarter of 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

An investment in our common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 27, 2023, in addition to other information contained in that report and in this quarterly report in evaluating the Company and its business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the three months ended March 31, 2023, we did have any unregistered sales of equity securities.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation	8-K	3.3	1/5/2023
3.2	Certificate of Designations of Preferred Stock (Series B)	8-K	3.4	1/5/2023
3.3	Bylaws	8-K	3.5	1/5/2023
31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)

*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIORESTORATIVE THERAPIES, INC.

By:	/s/ Lance Alstodt
Lance Alstodt
Chief Executive Officer, President, and Chairman of the Board
(Principal Executive Officer)
Date:	May 12, 2023

By:	/s/ Robert E. Kristal
Robert E. Kristal
Chief Financial Officer
(Principal Financial Officer)
Date:	May 12, 2023

