Form 10-Q
period 2023-06-30
BioRestorative Therapies, Inc.
filed 2023-08-11
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 8, 2023 there were 4,667,641 shares of the registrant’s Common Stock outstanding.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONDENSED Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,783,646	$1,676,577
Investments held in marketable securities	9,831,719	13,072,831
Accounts receivable	25,000	16,000
Prepaid expenses and other current assets	403,559	363,082
Total Current Assets	12,043,924	15,128,490
Property and equipment, net	314,070	261,003
Right of use asset	183,738	241,760
Intangible assets, net	758,565	803,438
Total Assets	$13,300,297	$16,434,691

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$276,048	$170,902
Accrued expenses and other current liabilities	386,325	130,072
Lease liability, current portion	150,480	139,328
Total Current Liabilities	812,853	440,302

Lease liability, net of current portion	83,580	162,317
Total Liabilities	896,433	602,619

Stockholders’ Equity
Preferred stock, $0.01 par value; Authorized, 20,000,000 shares;
Series B Convertible Preferred Stock, $0.01 par value; 1,543,158 designated shares, 1,398,158 and 1,518,158 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	13,982	15,182
Common Stock, $0.0001 par value; Authorized, 75,000,000 shares; 3,982,608 and 3,677,775 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	399	369
Additional paid in capital	173,695,154	168,457,418
Accumulated deficit	(161,305,671)	(152,640,897)
Total Stockholders’ Equity	12,403,864	15,832,072
Total Liabilities and Stockholders’ Equity	$13,300,297	$16,434,691

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenues	$64,500	$71,100	$95,800	$87,100

Operating expenses:
Research and development	967,891	1,075,224	2,479,136	1,850,561
General and administrative	2,213,160	3,624,504	6,512,313	7,918,960
Total operating expenses	3,181,051	4,699,728	8,991,449	9,769,521

Loss from operations	(3,116,551)	(4,628,628)	(8,895,649)	(9,682,421)

Other (income) expense:
Interest (income) expense	(96,187)	46,613	(114,403)	75,624
Gain on PPP loan forgiveness	-	-	-	(250,000)
Grant income	-	-	-	(16,654)
Other income, net	(39,812)	-	(116,472)	-
Total other (income) expense	(135,999)	46,613	(230,875)	(191,030)

Net loss	$(2,980,552)	$(4,675,241)	$(8,664,774)	$(9,491,391)

Net Loss Per Share - Basic and Diluted	$(0.77)	$(1.28)	$(2.28)	$(2.65)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	3,886,309	3,638,383	3,803,323	3,581,110

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Series B Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	1,518,158	$15,182	3,677,775	$369	$168,457,418	$(152,640,897)	$15,832,072

Stock-based compensation:
- restricted share units	-	-	89,840	9	1,148,750	-	1,148,759
- options	-	-	-	-	2,190,428	-	2,190,428
- common stock	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(5,684,222)	(5,684,222)
Balance as of March 31, 2023	1,518,158	$15,182	3,767,615	$378	$171,796,596	$(158,325,119)	$13,487,037

Stock-based compensation:
- restricted share units	-	-	1,442	-	1,164,135	-	1,164,135
- options	-	-	-	-	321,534	-	321,534
- common stock	-	-	-	-	-	-	-
Issuance of common stock	-	-	93,551	9	411,701	-	411,710
Conversion of Series B preferred to common stock	(120,000)	(1,200)	120,000	12	1,188	-	-
Net loss	-	-	-	-	-	(2,980,552)	(2,980,552)
Balance as of June 30, 2023	1,398,158	$13,982	3,982,608	$399	$173,695,154	$(161,305,671)	$12,403,864

Balance at January 1, 2022	-	$-	3,520,391	$353	$155,727,292	$(134,146,128)	$21,596,949
Stock-based compensation:							-
- restricted share units	-	-	97,828	10	1,164,125	-	1,164,135
- options	-	-	-	-	2,138,949	-	2,138,949
- common stock	-	-	13,500	1	72,818	-	72,819
Net loss	-	-	-	-	-	(4,816,150)	(4,816,150)
Balance at March 31, 2022	-	$-	3,631,719	$364	$159,103,184	$(138,962,278)	$20,156,702

Stock-based compensation:
- restricted share units	-	-	6,220	1	1,190,349	-	1,190,350
- options	-	-	-	-	1,865,297	-	1,865,297
- common stock	-	-	5,770	-	48,504	-	48,504
Net loss	-	-	-	-	-	(4,675,241)	(4,675,241)
Balance as of June 30, 2022	-	$-	3,643,709	$365	$162,207,334	$(143,637,519)	$18,585,612

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
	(Unaudited)
Cash flows from operating activities:
Net Loss	$(8,664,774)	$(9,491,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,877	57,526
Unrealized gain on marketable securities	(22,392)	-
Stock-based compensation	4,824,865	6,480,055
Gain on PPP loan forgiveness	-	(250,000)
Non-cash lease expense	58,022	58,022
Changes in operating assets and liabilities:
Accounts receivable	(9,000)	(11,000)
Prepaid assets and other current assets	(40,477)	61,688
Accounts payable	105,146	327,406
Accrued expenses and other current liabilities	256,253	(20,311)
Lease liability	(67,585)	(57,751)
Net cash used in operating activities	(3,479,065)	(2,845,756)

Cash flows from investing activities:
Sale of marketable securities	3,263,504	-
Purchases of equipment	(89,071)	(247,247)
Net cash provided by (used in) investing activities	3,174,433	(247,247)

Cash flows from financing activities:
Net proceeds from issuance of common stock in at-the-market offering	411,701	-
Net cash provided by financing activities	411,701	-

Net increase (decrease) in cash and cash equivalents	107,069	(3,093,003)

Cash and cash equivalents - beginning of period	1,676,577	21,026,727

Cash and cash equivalents - end of period	$1,783,646	$17,933,724

Supplemental cash flow information:
Cash paid for:

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. For the six months ended June 30, 2023, the Company had a net loss of $8.7 million (of which, $4.8 million was attributable to non-cash stock-based compensation) and negative cash flows from operations of $3.5 million. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur net losses as it executes its development plans throughout 2023 and beyond, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily through current cash on hand, investments in marketable securities and additional infusions of cash from equity and debt financing.

On April 14, 2023, the Company entered into a sales agreement with JonesTrading Institutional Services LLC for an at-the-market (“ATM”) offering of the Company’s Common Stock, par value $0.0001 per share, at an aggregate offering price of up to $3.7 million. During the three months ended June 30, 2023, net proceeds of $411,710 were received from the issuance of 93,551 shares of Common Stock.

On July 13, 2023, the Company sold an aggregate of 685,033 shares of Common Stock to several institutional buyers and accredited investors in a registered direct offering at an offering price of $3.03 per share. The offering closed on July 13, 2023, with net proceeds of approximately $1.8 million. The Company intends to use the net proceeds from the offering in connection with its clinical trials with respect to its lead cell therapy candidate, BRTX-100, pre-clinical research and development with respect to its metabolic ThermoStem Program and for general corporate purposes and working capital.

Based on cash on hand as of June 30, 2023, the Company believes it has sufficient cash to fund operations for the twelve months subsequent to the filing date of this Form 10-Q.

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

The condensed consolidated financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 27, 2023 (the “Annual Report”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and accompanying notes are the representations of Company’s management, who is responsible for their integrity and objectivity. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution. The Company maintains deposits in its cash account in excess of the Federal Deposit Insurance Corporation coverage of $250,000. As of June 30, 2023, the Company has not experienced losses on this account.

The royalties related to the Company’s sublicense comprised all of the Company’s revenue during the three and six months ended June 30, 2023 and 2022.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies and Recent Accounting Standards, in the Annual Report. During the three and six months ended June 30, 2023, the Company did not make any changes to its significant accounting policies, except as described below with respect to recent accounting pronouncements.

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

Level 1:	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2:	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3:	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally-developed methodologies that result in management’s best estimate of fair value.

	Fair value measurements at reporting date using:
	Fair value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities as of June 30, 2023	$9,831,719	$9,831,719	-	-
Marketable securities as of December 31, 2022	$13,072,831	$13,072,831	-	-

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, and accounts payable approximate their fair values based on the short-term maturity of these instruments.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the year. All outstanding options and warrants are considered potential Common Stock. The dilutive effect, if any, of stock options and warrants are calculated using the treasury stock method. All outstanding convertible preferred stock is considered Common Stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of Common Stock equivalents is anti-dilutive with respect to losses, options, warrants, and convertible preferred stock have been excluded from the Company’s computation of diluted net loss per common share for the three and six months ended June 30, 2023 and 2022.

The following tables summarize the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise or conversion price could be less than the average market price of the common shares:

	Three Months Ended June 30,
	2023	2022

Options	1,466,890	864,609
Warrants	4,791,072	4,739,733
Unvested RSUs	97,827	214,303
Convertible preferred stock	1,398,158	-
Total	7,753,947	5,818,645

	Six Months Ended June 30,
	2023	2022

Options	1,466,890	864,609
Warrants	4,791,072	4,739,733
Unvested RSUs	97,827	214,303
Convertible preferred stock	1,398,158	-
Total	7,753,947	5,818,645

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

NOTE 3 - INTANGIBLE ASSETS

The Company is a party to a license agreement with a stem cell treatment company (the “SCTC”) (as amended) (the “SCTC Agreement”). Pursuant to the SCTC Agreement, the Company obtained, among other things, a worldwide, exclusive, royalty-bearing license from the SCTC to utilize or sublicense a certain medical device patent for the administration of specific cells and/or cell products to the disc and/or spine (and other parts of the body) and a worldwide (excluding Asia and Argentina), exclusive, royalty-bearing license to utilize or sublicense a certain method for culturing cells. Pursuant to the license agreement with the SCTC, certain performance milestones (or payouts in lieu of performance milestones) had to be satisfied in order for the Company to maintain its exclusive rights with regard to the disc/spine technology. The Company did not timely satisfy the third of these performance milestones (which needed to be satisfied by February 2022). Accordingly, such rights became non-exclusive. However, in November 2022, the Company entered into an amended agreement under which it paid $175,000 and issued 51,370 warrants, with a fair value of $117,030, in exchange for renewed exclusivity. The consideration transferred to the SCTC in exchange for exclusivity was capitalized to intangible assets on the Company’s consolidated balance sheet as of December 31, 2022.

In February 2017, the Company received authorization from the Food and Drug Administration (the “FDA”) to proceed with a Phase 2 clinical trial. In March 2022, the United States Patent and Trademark Office issued a patent relating to the Company’s BRTX-100 clinical program.

Intangible assets consist of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization	Total
Balance as of January 1, 2023	$3,676	$1,593,530	$(793,768)	$803,438
Amortization expense	-	-	(44,873)	(44,873)
Balance as of June 30, 2023	$3,676	$1,593,530	$(838,641)	$758,565
Weighted average remaining amortization period as of June 30, 2023	-	10.75

Accumulated amortization of intangible assets consists of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization
Balance as of January 1, 2023	$3,676	$790,092	$793,768
Amortization expense	-	44,873	44,873
Balance as of June 30, 2023	$3,676	$834,965	$838,641

NOTE 4 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of:

	June 30, 2023	December 31, 2022
Accrued payroll	$325,000	$26,250
Accrued general and administrative expenses	61,325	103,822
	$386,325	$130,072

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

Automatic Conversion – From time to time, if an event occurs, including adjustment due to merger, consolidation, etc., subdivision or combination of Common Stock, adjustment due to distribution, purchase rights, and notice of adjustments, which has the effect of reducing a Series B holder’s beneficial ownership of shares of Common Stock to less than 9.5% of the then publicly disclosed outstanding shares of Common Stock, then, within five (5) business days, the Series B holder shall provide notice to the Company to such effect, which notice shall state the number of shares of Common Stock beneficially owned by the Series B holder and shall provide reasonable detail with regard thereto, including the number of derivative securities compromising a portion of such beneficial share amount. Such notice shall have the effect of a notice of conversion with respect to the conversion of such number of shares of Series B as would increase the Series B holder’s beneficial ownership of Common Stock to 9.99% of the then publicly disclosed outstanding shares of Common Stock.

On April 4, 2023, Auctus converted 120,000 shares of Series B into 120,000 shares of Common Stock. As of June 30, 2023, the number of shares of Series B remaining outstanding after giving effect to such conversion was 1,398,158.

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

Stock Options

There were no stock options granted during the three months ended June 30, 2023. The Company granted options for the purchase of 629,017 shares of Common Stock during the six months ended June 30, 2023. The grant date fair value of options issued during the six months ended June 30, 2023 was $1,745,000.

There were no stock options granted during the three months ended June 30, 2022. The Company granted options for the purchase of 25,000 shares of Common Stock during the six months ended June 30, 2022. The grant date fair value of options issued during the six months ended June 30, 2022 was $122,117.

In applying the Black-Scholes option pricing model to stock options granted during the six months ended June 30, 2023, the Company used the following assumptions:

	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,
	2023	2022
Risk free interest rate	4.22%	2.42%
Expected term (years)	3.50	3.50
Expected volatility	175%	286%
Expected dividends	0.00%	0.00%

A summary of the stock option activity during the six months ended June 30, 2023 is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2023	864,639	$5.08
Granted	629,017	2.91
Expired	-	—
Forfeited	(26,766)	5.08
Outstanding, June 30, 2023	1,466,890	$4.17

Exercisable, June 30, 2023	1,041,062	$4.66

Restricted Stock Units

Pursuant to the Company’s 2021 Stock Incentive Plan (the “2021 Plan”), the Company may grant restricted stock units (“RSUs”) to employees, consultants or non-employee directors (“Eligible Individuals”). The number, terms and conditions of the RSUs that are granted to Eligible Individuals are determined on an individual basis by the 2021 Plan administrator. On the distribution date, the Company shall issue to the Eligible Individual one unrestricted, fully transferable share of the Company’s Common Stock (or the fair market value of one such share in cash) for each vested and nonforfeitable RSU.

A summary of the Company’s unvested RSUs as of June 30, 2023 is as follows:

Number of Shares
Outstanding, December 31, 2022	201,870
Granted	-
Forfeited	-
Vested	(104,043)
Outstanding, June 30, 2023	97,827

The following table presents stock compensation by award type:

	For the Three Months Ended June 30,
	2023	2022
Options	$321,534	$1,865,297
RSUs	1,164,135	1,190,349
Shares issued for services	-	48,504
	$1,485,669	$3,104,150

	For the Six Months Ended June 30,
	2023	2022
Options	$2,511,962	$4,004,246
RSUs	2,312,885	2,354,474
Shares issued for services	-	121,322
	$4,824,847	$6,480,042

Stock based compensation is included in General and administrative expenses on the consolidated statements of operations. As of June 30, 2023, unrecognized stock based compensation expense is $1,201,875 with a weighted average remaining amortization period of 1.04 years.

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

The following table presents net lease cost and other supplemental lease information:

	Six Months Ended June 30,
	2023	2022
Lease cost
Operating lease cost (cost resulting from lease payments)	$84,014	$81,566
Net lease cost	$84,014	$81,566

Operating lease – operating cash flows (fixed payments)	$84,014	$81,566
Operating lease – operating cash flows (liability reduction)	$67,585	$57,751
Non-current leases – right of use assets	$183,738	$299,783
Current liabilities – operating lease liabilities	$150,480	$128,899
Non-current liabilities – operating lease liabilities	$83,580	$234,060

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases as of June 30, 2023:

Fiscal Year	Operating Leases
Remainder of 2023	$84,014
2024	173,060
Total future minimum lease payments	257,074
Amount representing interest	(23,014)
Present value of net future minimum lease payments	$234,060

Note 7 – SUBSEQUENT EVENTS

On July 13, 2023, the Company sold an aggregate of 685,033 shares of Common Stock to several institutional buyers and accredited investors in a registered direct offering at an offering price of $3.03 per share. The offering closed on July 13, 2023, with net proceeds of approximately $1.8 million. The Company intends to use the net proceeds from the offering in connection with its clinical trials with respect to its lead cell therapy candidate, BRTX-100, pre-clinical research and development with respect to its metabolic ThermoStem Program and for general corporate purposes and working capital.

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

As of June 30, 2023, our accumulated deficit was $161,305,671. We have historically only generated a modest amount of revenue, and our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

Business Overview

We develop therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult (non-embryonic) stem cells. We are currently pursuing our Disc/Spine Program with our initial investigational therapeutic product being called BRTX-100. In March 2022, a United States patent was issued in our Disc/Spine Program. We submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial investigating the use of BRTX-100, our lead cell therapy candidate, in the treatment of chronic lower back pain arising from degenerative disc disease. We have received such authorization from the FDA and have commenced such clinical trial through the execution of a CRO agreement with Professional Research Consulting, Inc., d/b/a PRC Clinical (“PRC”), the execution of clinical trial site agreements, patient enrollment, the commencement of patient procedures, the purchase of manufacturing equipment and the expansion of our laboratory to include capabilities for clinical production. We have received a license from the New York State Department of Health to act as a tissue bank for mesenchymal stem cell processing. In June 2023, we received a unanimous recommendation from the Data Safety Monitoring Board (“DSMB”) to continue our Phase 2 clinical trial without any changes. We have obtained a license to use technology for investigational adult stem cell treatment of disc and spine conditions, including protruding and bulging lumbar discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the leg and foot. We are investigating the expansion of the clinic application of BRTX-100 to other indications within the body.

We are also developing our ThermoStem Program. This pre-clinical program involves the use of brown adipose (fat) in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies. United States patents related to the ThermoStem Program were issued in September 2015, January 2019, March 2020, March 2021, and July 2021; a notice of allowance was issued in February 2023 by the United States Patent Office for a patent application related to our ThermoStem Program; Australian patents related to the ThermoStem Program were issued in April 2017, October 2019, and August 2021; Japanese patents related to the ThermoStem Program were issued in December 2017, June 2021, and February 2022; a notice of allowance was issued in May 2023 by the Japanese Patent Office for a patent application related to our ThermoStem Program; Israeli patents related to our ThermoStem Program were issued in October 2019, May 2020, and March 2022; European patents related to the ThermoStem Program were issued in April 2020 and January 2021; and a notice of allowance was issued in February 2023 by the European Patent Office for a patent application related to our ThermoStem Program.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

Our financial results for the three months ended June 30, 2023 are summarized as follows in comparison to the three months ended June 30, 2022:

	For the Three Months Ended,
	June 30, 2023	June 30, 2022
	(unaudited)
Revenues	$64,500	$71,100

Operating expenses:
Research and development	967,891	1,075,224
General and administrative	2,213,160	3,624,504
Total operating expenses	3,181,051	4,699,728

Loss from operations	(3,116,551)	(4,628,628)

Other (income) expense:
Interest (income) expense	(96,187)	46,613
Other income, net	(39,812)	-
Total other (income) expense	(135,599)	46,613

Net loss	$(2,980,552)	$(4,675,241)

Revenues

For the three months ended June 30, 2023 and 2022, we generated $64,500 and $71,000, respectively, of royalty revenue in connection with our sublicense agreement.

Research and Development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended June 30, 2023, research and development expenses decreased by $107,333, or 10.0%, compared to the three months ended June 30, 2022. The decrease was primarily the result of a difference in the timing of payments made for PRC service expenses. A milestone payment in the amount of $150,000 was paid on June 30, 2022 compared to the three months ended June 30, 2023 in which no milestone payment was due.

We expect that our research and development expenses will increase in subsequent fiscal periods.

General and Administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and stock-based compensation to employees, as well as corporate expenses such as legal and professional fees, investor relations and occupancy-related expenses. For the three months ended June 30, 2023, general and administrative expenses decreased by $1,411,344, or 38.9%, as compared to the three months ended June 30, 2022, primarily driven by a $1,618,481 decrease in stock-based compensation.

Interest (income) expense

For the three months ended June 30, 2023, interest income was $96,187 compared to interest expense of $46,613 for the three months ended June 30, 2022. The change was primarily due to our investments in marketable securities during the three months ended June 30, 2023, which generated interest income. During the three months ended June 30, 2022, we did not have any such investments and only incurred interest expense.

Other income, net

For the three months ended June 30, 2023, Other income, net primarily relates to gains from settlements of certain accrued expenses and realized and unrealized gain on investments.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

Our financial results for the six months ended June 30, 2023 are summarized as follows in comparison to the six months ended June 30, 2022:

	For the Six Months Ended,
	June 30, 2023	June 30, 2022
	(unaudited)
Revenues	$95,800	$87,100

Operating expenses:
Research and development	2,479,136	1,850,561
General and administrative	6,512,313	7,918,960
Total operating expenses	8,991,449	9,769,521

Loss from operations	(8,895,649)	(9,682,421)

Other (income) expense:
Interest (income) expense	(114,403)	75,624
Gain on PPP loan forgiveness	-	(250,000)
Grant income	-	(16,654)
Other income, net	(116,472)	-
Total other income	(230,875)	(191,030)

Net loss	$(8,664,774)	$(9,491,391)

Revenues

For the six months ended June 30, 2023 and 2022, we generated $95,800 and $87,100, respectively, of royalty revenue in connection with our sublicense agreement.

Research and Development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the six months ended June 30, 2023, research and development expenses increased by $628,575, or 34.0%, compared to the six months ended June 30, 2022. The increase was primarily driven by increased salaries and wages of $836,000, increased lab site fees of $84,000, and increased consulting fees of 95,000, offset by a decrease in PRC service expenses of $532,000.

We expect that our higher level of research and development expenses will continue in subsequent fiscal periods.

General and Administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and stock-based compensation to employees, as well as corporate expenses such as legal and professional fees, investor relations and occupancy-related expenses. For the six months ended June 30, 2023, general and administrative expenses decreased by $1,406,647, compared to the six months ended June 30, 2022. The decrease was primarily driven by a $1,655,195 decrease in stock-based compensation, offset by an increase in salaries and wages of $167,000.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest (income) expense

For the six months ended June 30, 2023, interest income was $114,403 compared to interest expense of $75,624 for the six months ended June 30, 2022. The change was primarily due to our investments in marketable securities during the six months ended June 30, 2023, which generated interest income. During the six months ended June 30, 2022, we did not have any such investments and only incurred interest expense.

Other income, net

For the six months ended June 30, 2023, Other income, net primarily relates to gains from settlements of certain accrued expenses and realized and unrealized gain on investments.

Gain on PPP loan forgiveness

Under the terms of the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”), our $250,000 PPP loan was forgiven during the six months ended June 30, 2022.

Grant income

Grant income of $16,654 during the six months ended June 30, 2022 consists of funding received under a $256,000 National Institutes of Health Small Business Technology Transfer (STTR) Phase 1 grant, which we were awarded in September 2021. There was no grant income during the six months ended June 30, 2023.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	June 30,	December 31,
	2023	2022

Cash, Cash Equivalents, and Investments	$11,615,365	$14,749,408

Working Capital	$11,231,071	$14,688,188

Working capital decreased by $3,457,117 primarily due to the $3,479,065 of cash used to fund our operations.

Availability of Additional Funds

Based upon our accumulated deficit of $161,305,671 as of June 30, 2023, along with our forecast for continued operating losses and our need for financing to fund our current and contemplated clinical trials, we will eventually require additional equity and/or debt financing to continue our operations. However, based on cash on hand as of June 30, 2023 and the recent offerings discussed below, we believe we have sufficient cash to fund operations for the twelve months subsequent to the filing date of this Form 10-Q.

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

“At-the-Market” Offering

In April 2023, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC (the “Sales Agent”) under which we have the ability to issue and sell shares of our Common Stock, from time to time, through the Sales Agent, up to an aggregate offering price of $4,200,000 in what is commonly referred to as an “at-the-market” (“ATM”) program. During the three months ended June 30, 2023, we sold 93,551 shares of our Common Stock under the ATM program with the Sales Agent at a weighted-average gross price of approximately $5.74 per share and raised approximately $536,600 of gross proceeds. The total commissions and related legal fees were approximately $125,000, and we received net proceeds of approximately $412,000. As of June 30, 2023, we had remaining capacity to sell up to an additional $3,663,407 of Common Stock under the ATM program.

Registered Direct Offering

In July 2023, we sold an aggregate of 685,033 shares of our Common Stock in a registered direct offering. We received net proceeds of approximately $1,831,000 from the offering.

Cash Flows

During the six months ended June 30, 2023 and 2022, our sources and uses of cash were as follows:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(3,479,065)	$(2,845,765)
Net cash provided by (used in) investing activities	3,174,433	(247,247)
Net cash provided by financing activities	411,701	-
Net increase (decrease) in cash	$107,069	$(3,093,003)

Operating Activities

Net cash used in operating activities was $3,479,065 for the six months ended June 30, 2023, primarily due to cash used to fund the net loss of $8,664,774, which was partially offset by non-cash expenses of $4,824,865 related primarily to stock-based compensation. Cash flows were also impacted by routine fluctuations in our operating assets and liabilities. Net cash used in operating activities was $2,845,756 for the six months ended June 30, 2022, primarily due to cash used to fund the net loss of $9,491,391 and a non-cash gain of $250,000 on forgiveness of our PPP loan, which were partially offset by non-cash expenses of $6,480,055 related primarily to stock-based compensation and $300,032 of cash provided by changes in the levels of operating assets and liabilities.

Investing Activities

Net cash provided by investing activities increased by $3,421,680 for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to a sale of marketable securities, which provided $3,263,504 of cash.

Financing Activities

Net cash provided by financing activities increased by $411,701 for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, due to the net proceeds from the ATM offerings of the Company’s Common Stock.

Effects of Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements included herein for the quarter ended June 30, 2023, and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 27, 2023.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of June 30, 2023.

Management has completed such evaluation and has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of June 30, 2023 were not effective.

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of June 30, 2023 was not effective.

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

Changes in Internal Control Over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting that occurred during our second quarter of 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the three months ended June 30, 2023, we did not have any unregistered sales of equity securities.

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

BIORESTORATIVE THERAPIES, INC.

By:	/s/ Lance Alstodt
Lance Alstodt
Chief Executive Officer, President, and Chairman of the Board
(Principal Executive Officer)
Date:	August 11, 2023

By:	/s/ Robert E. Kristal
Robert E. Kristal
Chief Financial Officer
(Principal Financial Officer)
Date:	August 11, 2023

