Form 10-Q
period 2023-09-30
BioRestorative Therapies, Inc.
filed 2023-11-13
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 10, 2023 there were 4,706,917 shares of the registrant’s Common Stock outstanding.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONDENSED Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,436,869	$1,676,577
Investments held in marketable securities	9,801,837	13,072,831
Accounts receivable	39,300	16,000
Prepaid expenses and other current assets	325,931	363,082
Total Current Assets	12,603,937	15,128,490
Property and equipment, net	306,310	261,003
Right of use asset	154,726	241,760
Intangible assets, net	736,128	803,438
Total Assets	$13,801,101	$16,434,691

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$227,355	$170,902
Accrued expenses and other current liabilities	548,954	130,072
Lease liability, current portion	156,310	139,328
Total Current Liabilities	932,619	440,302

Lease liability, net of current portion	42,414	162,317
Total Liabilities	975,033	602,619

Stockholders’ Equity
Preferred stock, $0.01 par value; Authorized, 20,000,000 shares;
Series B Convertible Preferred Stock, $0.01 par value; 1,543,158 designated shares, 1,398,158 and 1,518,158 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	13,982	15,182

Common Stock, $0.0001 par value; Authorized, 75,000,000 shares; 4,667,641 and 3,677,775 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	468	369
Additional paid in capital	177,042,781	168,457,418
Accumulated deficit	(164,231,163)	(152,640,897)
Total Stockholders’ Equity	12,826,068	15,832,072
Total Liabilities and Stockholders’ Equity	$13,801,101	$16,434,691

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenues	$30,700	$29,000	$126,500	$116,100

Operating expenses:
Research and development	874,824	989,170	3,353,960	2,839,731
General and administrative	2,260,319	3,649,530	8,772,632	11,568,490
Total operating expenses	3,135,143	4,638,700	12,126,592	14,408,221

Loss from operations	(3,104,443)	(4,609,700)	(12,000,092)	(14,292,121)

Other (income) expense:
Interest (income) expense	(61,667)	28,841	(176,070)	104,465
Gain on PPP loan forgiveness	-	-	-	(250,000)
Grant income	(83,333)	-	(83,333)	(16,654)
Other income, net	(33,951)	17,284	(150,423)	17,284
Total other (income) expense	(178,951)	46,125	(409,826)	(144,905)

Net loss	$(2,925,492)	$(4,655,825)	$(11,590,266)	$(14,147,216)

Net Loss Per Share - Basic and Diluted	$(0.64)	$(1.28)	$(2.85)	$(3.93)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	4,570,843	3,642,215	4,061,975	3,602,979

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A		Series B
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock			Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares		Amount	Capital	Deficit	Equity
Balance at January 1, 2023	-	$-	1,518,158	$15,182	3,677,775		$369	$168,457,418	$(152,640,897)	$15,832,072

Stock-based compensation:
- restricted share units	-	-	-	-	89,840		9	1,148,750	-	1,148,759
- options	-	-	-	-	-		-	2,190,428	-	2,190,428
- common stock	-	-	-	-	-		-	-	-	-
Net loss	-	-	-	-	-		-	-	(5,684,222)	(5,684,222)
Balance as of March 31, 2023	-	$-	1,518,158	$15,182	3,767,615		$378	$171,796,596	$(158,325,119)	$13,487,037
Stock-based compensation:
- restricted share units	-	-	-	-	1,442		-	1,164,135	-	1,164,135
- options	-	-	-	-	-		-	321,534	-	321,534
- common stock	-	-	-	-	-		-	-	-	-
Issuance of common stock	-	-	-	-	93,551		9	411,701	-	411,710
Conversion of Series B preferred to common stock	-	-	(120,000)	(1,200)	120,000		12	1,188	-	-
Net loss	-	-	-	-	-		-	-	(2,980,552)	(2,980,552)
Balance as of June 30, 2023	-	$-	1,398,158	$13,982	3,982,608		$399	$173,695,154	$(161,305,671)	$12,403,864
Stock-based compensation:
- restricted share units	-	-	-	-	-		-	1,164,135	-	1,164,135
- options	-	-						329,571		329,571
- common stock	-	-								-
Issuance of common stock					685,033		69	1,853,921		1,853,990
Net loss	-	-							(2,925,492)	(2,925,492)
Balance as of September 30, 2023	-	$-	1,398,158	$13,982	4,667,641		$468	$177,042,781	$(164,231,163)	$12,826,068

Balance at January 1, 2022	1,543,158	$15,432	-	$-	3,520,391		$353	$155,727,292	$(134,146,128)	$21,596,949
Stock-based compensation:										-
- restricted share units	-	-	-	-	97,828		10	1,164,125	-	1,164,135
- options	-	-	-	-	-		-	2,138,949	-	2,138,949
- common stock	-	-	-	-	13,500		1	72,818	-	72,819
Net loss	-	-	-	-	-		-	-	(4,816,150)	(4,816,150)
Balance at March 31, 2022	1,543,158	$15,432	-	$-	3,631,719		$364	$159,103,184	$(138,962,278)	$20,156,702
Stock-based compensation:
- restricted share units	-	-	-	-	6,220	#	1	1,190,349	-	1,190,350
- options	-	-	-	-	-		-	1,865,297	-	1,865,297
- common stock	-	-	-	-	5,770		-	48,504	-	48,504
Net loss	-	-	-	-	-		-	-	(4,675,241)	(4,675,241)
Balance as of June 30, 2022	1,543,158	$15,432	-	$-	3,643,709		$365	$162,207,334	$(143,637,519)	$18,585,612
Issuance of Series B Preferred stock in exchange for Series A Preferred stock	(1,543,158)	(15,432)	1,543,158	15,432	-		-	-	-	-
Stock-based compensation:
- restricted share units	-	-	-	-	6,218		-	1,209,231	-	1,209,231
- options	-	-	-	-	-		-	1,865,297	-	1,865,297
- common stock	-	-	-	-	(3,477)		-	-	-	-
Net loss	-	-	-	-	-		-	-	(4,655,825)	(4,655,825)
Balance as of September 30, 2022	-	$-	1,543,158	$15,432	3,646,450		$365	$165,281,862	$(148,293,344)	$17,004,315

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC. AND SUBSIDIARY

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
	(Unaudited)
Cash flows from operating activities:
Net Loss	$(11,590,266)	$(14,147,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	123,022	88,751
Unrealized loss on marketable securities	18,598	19,895
Stock-based compensation	6,318,562	9,554,582
Gain on PPP loan forgiveness	-	(250,000)
Non-cash lease expense	87,034	87,033
Changes in operating assets and liabilities:
Accounts receivable	(23,300)	(40,000)
Prepaid assets and other current assets	37,151	80,135
Accounts payable	56,453	417,674
Accrued expenses and other current liabilities	418,882	(20,321)
Lease liability	(102,921)	(87,945)
Net cash used in operating activities	(4,656,785)	(4,297,412)

Cash flows from investing activities:
Sale of marketable securities	3,690,238	-
Purchase of marketable securities	(437,842)	(9,933,562)
Purchases of equipment	(101,019)	(222,642)
Net cash provided by (used in) investing activities	3,151,377	(10,156,204)

Cash flows from financing activities:
Net proceeds from issuance of common stock in ATM transactions	411,710	-
Net proceeds from issuance of common stock in direct offering	1,853,990
Net cash provided by financing activities	2,265,700	-

Net increase (decrease) in cash and cash equivalents	760,292	(14,453,616)

Cash and cash equivalents - beginning of period	1,676,577	21,026,727

Cash and cash equivalents - end of period	$2,436,869	$6,573,111

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

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. For the nine months ended September 30, 2023, the Company had a net loss of $11.6 million (of which, $6.3 million was attributable to non-cash stock-based compensation) and negative cash flows from operations of $4.7 million. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur net losses as it executes its development plans throughout 2023 and beyond, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily through current cash on hand, investments in marketable securities and additional infusions of cash from equity and debt financing.

On April 14, 2023, the Company entered into a sales agreement with JonesTrading Institutional Services LLC for an at-the-market (“ATM”) offering of the Company’s Common Stock, par value $0.0001 per share, at an aggregate offering price of up to $3.7 million. During the nine months ended September 30, 2023, net proceeds of $411,710 were received from the issuance of 93,551 shares of Common Stock.

On July 13, 2023, the Company sold an aggregate of 685,033 shares of Common Stock to several institutional buyers and accredited investors in a registered direct offering at an offering price of $3.03 per share. The offering closed on July 13, 2023, with net proceeds of approximately $1.9 million. The Company intends to use the net proceeds from the offering in connection with its clinical trials with respect to its lead cell therapy candidate, BRTX-100, pre-clinical research and development with respect to its metabolic ThermoStem Program and for general corporate purposes and working capital.

Based on cash on hand as of September 30, 2023, the Company believes it has sufficient cash to fund operations for the twelve months subsequent to the filing date of this Form 10-Q.

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

Business Operations

BRT develops therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells. BRT’s website is at www.biorestorative.com. The information contained in our website is not intended to be incorporated by reference into this Quarterly Report. BRT is currently developing a Disc/Spine Program referred to as “brtxDISC”. Its lead cell therapy candidate, BRTX-100, is a product formulated from autologous (or a person’s own) cultured mesenchymal stem cells collected from the patient’s bone marrow. The product is intended to be used for the non-surgical treatment of painful lumbosacral disc disorders or as a complimentary therapeutic to a surgical procedure. BRT is investigating the expansion of the clinic application of BRTX-100 to other indications within the body. BRT is also engaging in research efforts with respect to a platform technology utilizing brown adipose (fat) for therapeutic purposes to treat type 2 diabetes, obesity and other metabolic disorders and has labeled this initiative its ThermoStem Program. Further, BRT has a license for a patented curved needle device that is a needle system designed to deliver cells and/or other therapeutic products or material to the spine and discs or other potential sites.

In September 2023, BRT announced that it had entered into a supply agreement with a supplier of biologic-based cosmetics pursuant to which BRT will manufacture tissue-based biologics for use in the production of cosmetic and aesthetic applications.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The summary of significant accounting policies presented below is designed to assist in understanding the Company’s unaudited condensed consolidated financial statements.

The unaudited condensed consolidated financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 27, 2023 (the “Annual Report”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s unaudited condensed consolidated financial statements. Such unaudited condensed consolidated financial statements and accompanying notes are the representations of Company’s management, who is responsible for their integrity and objectivity. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution. The Company maintains deposits in its cash account in excess of the Federal Deposit Insurance Corporation coverage of $250,000. As of September 30, 2023, the Company has not experienced losses on this account.

The royalties related to the Company’s sublicense comprised all of the Company’s revenue during the three and nine months ended September 30, 2023 and 2022.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies and Recent Accounting Standards, in the Annual Report. During the three and nine months ended September 30, 2023, the Company did not make any changes to its significant accounting policies, except as described below with respect to recent accounting pronouncements.

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

Level 1:	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2:	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3:	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally-developed methodologies that result in management’s best estimate of fair value.

	Fair value measurements at reporting date using:
	Fair value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities as of September 30, 2023	$9,801,837	$9,801,837	-	-
Marketable securities as of December 31, 2022	$13,072,831	$13,072,831	-	-

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, and accounts payable approximate their fair values based on the short-term maturity of these instruments.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the year. All outstanding options and warrants are considered potential Common Stock. The dilutive effect, if any, of stock options and warrants are calculated using the treasury stock method. All outstanding convertible preferred stock is considered Common Stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of Common Stock equivalents is anti-dilutive with respect to losses, options, warrants, and convertible preferred stock have been excluded from the Company’s computation of diluted net loss per common share for the three and nine months ended September 30, 2023 and 2022.

The following tables summarize the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise or conversion price could be less than the average market price of the common shares:

	Three Months Ended September 30,
	2023	2022

Options	1,466,890	864,609
Warrants	4,791,048	4,739,733
Unvested RSUs	97,827	208,086
Convertible preferred stock	1,398,158	-
Total	7,753,923	5,812,428

	Nine Months Ended September 30,
	2023	2022

Options	1,466,890	864,609
Warrants	4,791,048	4,739,733
Unvested RSUs	97,827	208,086
Convertible preferred stock	1,398,158	-
Total	7,753,923	5,812,428

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires entities to estimate all expected credit losses for financial assets measured at amortized cost basis, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company adopted this guidance on January 1, 2023. The adoption of this accounting standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

Intangible assets consist of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization	Total
Balance as of January 1, 2023	$3,676	$1,593,530	$(793,768)	$803,438
Amortization expense	-	-	(67,310)	(67,310)
Balance as of September 30, 2023	$3,676	$1,593,530	$(861,078)	$736,128
Weighted average remaining amortization period as of September 30, 2023	-	10.58

Accumulated amortization of intangible assets consists of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization
Balance as of January 1, 2023	$3,676	$790,092	$793,768
Amortization expense	-	67,310	67,310
Balance as of September 30, 2023	$3,676	$857,402	$861,078

NOTE 4 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of:

	September 30, 2023	December 31, 2022
Accrued payroll	$487,500	$26,250
Accrued general and administrative expenses	61,454	103,822
	$548,954	$130,072

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

On April 4, 2023, Auctus converted 120,000 shares of Series B into 120,000 shares of Common Stock. As of September 30, 2023, the number of shares of Series B remaining outstanding after giving effect to such conversion was 1,398,158.

Common Stock

On July 13, 2023, the Company sold an aggregate of 685,033 shares of Common Stock to several institutional buyers and accredited investors in a registered direct offering at an offering price of $3.03 per share. The offering closed on July 13, 2023, with net proceeds of approximately $1.9 million. The Company intends to use the net proceeds from the offering in connection with its clinical trials with respect to its lead cell therapy candidate, BRTX-100, pre-clinical research and development with respect to its metabolic ThermoStem Program and for general corporate purposes and working capital. As of September 30, 2023, there were 4,667,641 shares of Common Stock outstanding.

2021 Stock Incentive Plan

On March 18, 2021, the Company’s Board of Directors adopted the BioRestorative Therapies, Inc. 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan was approved by the Company’s stockholders on August 17, 2021. Pursuant to the 2021 Plan, a total of 1,175,000 shares of common stock were initially authorized to be issued pursuant to the grant of stock options, restricted stock units, restricted stock, stock appreciation rights and other incentive awards. On December 10, 2021, the Company’s Board of Directors approved an amendment to increase the number of shares of Common Stock authorized to be issued from 1,175,000 to 2,500,000. Such amendment was approved by the Company’s stockholders on November 3, 2022. On July 13, 2023, the Company’s Board of Directors approved an amendment to the 2021 Plan to increase the number of shares of common stock authorized to be issued from 2,500,000 to 3,850,000. Such amendment was approved by the Company’s stockholders on September 13, 2023.

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

Stock Options

There were no stock options granted during the three months ended September 30, 2023. The Company granted options for the purchase of 629,017 shares of Common Stock during the nine months ended September 30, 2023. The grant date fair value of options issued during the nine months ended September 30, 2023 was $1,745,000.

There were no stock options granted during the three months ended September 30, 2022. The Company granted options for the purchase of 25,000 shares of Common Stock during the nine months ended September 30, 2022. The grant date fair value of options issued during the nine months ended September 30, 2022 was $122,117.

In applying the Black-Scholes option pricing model to stock options granted during the nine months ended September 30, 2023 and 2022, the Company used the following assumptions:

	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2023	2022
Risk free interest rate	4.22%	2.42%
Expected term (years)	3.50	3.50
Expected volatility	175%	286%
Expected dividends	0.00%	0.00%

A summary of the stock option activity during the nine months ended September 30, 2023 is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2023	864,639	$5.08
Granted	629,017	2.91
Expired	-	-
Forfeited	(26,766)	5.08
Outstanding, September 30, 2023	1,466,890	$4.17

Exercisable, September 30, 2023	1,122,671	$4.69

Restricted Stock Units

Pursuant to the Company’s 2021 Stock Incentive Plan, the Company may grant restricted stock units (“RSUs”) to employees, consultants or non-employee directors (“Eligible Individuals”). The number, terms and conditions of the RSUs that are granted to Eligible Individuals are determined on an individual basis by the 2021 Plan administrator. On the distribution date, the Company shall issue to the Eligible Individual one unrestricted, fully transferable share of the Company’s Common Stock (or the fair market value of one such share in cash) for each vested and nonforfeitable RSU.

A summary of the Company’s unvested RSUs as of September 30, 2023 is as follows:

Number of Shares
Outstanding, December 31, 2022	201,870
Granted	-
Forfeited	-
Vested	(104,043)
Outstanding, September 30, 2023	97,827

The following table presents stock compensation by award type:

	For the Three Months Ended September 30,
	2023	2022
Options	$329,571	$1,865,297
RSUs	1,164,135	1,190,349
Shares issued for services	-	18,923
	$1,493,706	$3,074,528

	For the Nine Months Ended September 30,
	2023	2022
Options	$2,841,533	$5,869,543
RSUs	3,477,020	3,544,782
Shares issued for services	-	140,245
	$6,318,553	$9,554,570

Stock based compensation is included in General and administrative expenses on the unaudited condensed consolidated statements of operations. As of September 30, 2023, unrecognized stock based compensation expense is $872,304 with a weighted average remaining amortization period of 0.87 years.

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

The following table presents net lease cost and other supplemental lease information:

	Nine Months Ended September 30,
	2023	2022
Lease cost
Operating lease cost (cost resulting from lease payments)	$126,021	$122,349
Net lease cost	$126,021	$122,349

Operating lease – operating cash flows (fixed payments)	$126,021	$122,349
Operating lease – operating cash flows (liability reduction)	$102,921	$87,945
Non-current leases – right of use assets	$154,726	$270,772
Current liabilities – operating lease liabilities	$156,310	$134,031
Non-current liabilities – operating lease liabilities	$42,414	$198,724

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases as of September 30, 2023:

Fiscal Year	Operating Leases
Remainder of 2023	$42,007
2024	173,060
Total future minimum lease payments	215,067
Amount representing interest	(16,343)
Present value of net future minimum lease payments	$198,724

Note 7 – SUBSEQUENT EVENTS

In April 2023, the Company entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC (the “Sales Agent”) under which the Company currently has the ability to issue and sell shares of its Common Stock, from time to time, through the Sales Agent, up to an aggregate offering price of approximately $5,486,000 in what is commonly referred to as an “at-the-market” (“ATM”) program. In October 2023, the Company sold an additional 39,276 shares of its Common Stock at an average price of $2.17 per share and raised approximately $86,000 in gross proceeds under the ATM program.

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

As of September 30, 2023, our accumulated deficit was $164,231,163. We have historically only generated a modest amount of revenue, and our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

Business Overview

We develop therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult (non-embryonic) stem cells. We are currently pursuing our Disc/Spine Program with our initial investigational therapeutic product being called BRTX-100. In March 2022, a United States patent was issued in our Disc/Spine Program. We submitted an IND application to the FDA to obtain authorization to commence a Phase 2 clinical trial investigating the use of BRTX-100, our lead cell therapy candidate, in the treatment of chronic lower back pain arising from degenerative disc disease. We have received such authorization from the FDA and have commenced such clinical trial through the execution of a CRO agreement with Professional Research Consulting, Inc., d/b/a PRC Clinical (“PRC”), the execution of clinical trial site agreements, patient enrollment, the commencement of patient procedures, the purchase of manufacturing equipment and the expansion of our laboratory to include capabilities for clinical production. We have received a license from the New York State Department of Health to act as a tissue bank for mesenchymal stem cell processing. In June 2023, we received a unanimous recommendation from the Data Safety Monitoring Board (“DSMB”) to continue our Phase 2 clinical trial without any changes. We have obtained a worldwide (excluding Asia and Argentina) exclusive license to use technology for investigational adult stem cell treatment of disc and spine conditions, including protruding and bulging lumbar discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the leg and foot. We are investigating the expansion of the clinic application of BRTX-100 to other indications within the body.

We are also developing our ThermoStem Program. This pre-clinical program involves the use of brown adipose (fat) in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies. United States patents related to the ThermoStem Program were issued in September 2015, January 2019, March 2020, March 2021, July 2021, and June 2023; Australian patents related to the ThermoStem Program were issued in April 2017, October 2019, and August 2021; Japanese patents related to the ThermoStem Program were issued in December 2017, June 2021, February 2022 and June 2023; Israeli patents related to our ThermoStem Program were issued in October 2019, May 2020, and March 2022; and European patents related to the ThermoStem Program were issued in April 2020, January 2021, and July 2023.

We have obtained a license for a patented curved needle device that is a needle system designed to deliver cells and/or other therapeutic products or materials to the spine and discs or other potential sites. We anticipate that FDA approval or clearance will be necessary for this device prior to commercialization. We do not intend to utilize this device in connection with our Phase 2 clinical trial with regard to BRTX-100.

In September 2023, we announced that we had entered into a supply agreement with a supplier of biologic-based cosmetics pursuant to which we will manufacture tissue-based biologics for use in the production of cosmetic and aesthetic applications.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

Our financial results for the three months ended September 30, 2023 are summarized as follows in comparison to the three months ended September 30, 2022:

	For the Three Months Ended,
	September 30, 2023	September 30, 2022
	(unaudited)
Revenues	$30,700	$29,000

Operating expenses:
Research and development	874,824	989,170
General and administrative	2,260,319	3,649,530
Total operating expenses	3,135,143	4,638,700

Loss from operations	(3,104,443)	(4,609,700)

Other (income) expense:
Interest (income) expense	(61,667)	28,841
Grant income, net	(83,333)	-
Other income, net	(33,951)	17,284
Total other (income) expense	(178,951)	46,125

Net loss	$(2,925,492)	$(4,655,825)

Revenues

For the three months ended September 30, 2023 and 2022, we generated $30,700 and $29,000, respectively, of royalty revenue in connection with our sublicense agreement.

Research and Development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended September 30, 2023, research and development expenses decreased by $114,346, or 11.6%, compared to the three months ended September 30, 2022. The decrease was primarily the result of a decrease in contract research fees of $228,683 and a decrease in other fees of $117,138 that were the result of start-up and execution expenses incurred during the three months ended September 30, 2022 that did not occur in the same period of 2023, offset by an increase in salaries and wages of $214,021 due to salary increases.

We expect that our research and development expenses will increase in subsequent fiscal periods.

General and Administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and stock-based compensation to employees, as well as corporate expenses such as legal and professional fees, investor relations and occupancy-related expenses. For the three months ended September 30, 2023, general and administrative expenses decreased by $1,389,211, or 38.1%, as compared to the three months ended September 30, 2022, primarily driven by a $1,580,822 decrease in stock-based compensation.

Interest (income) expense

For the three months ended September 30, 2023, interest income was $61,667 compared to interest expense of $28,841 for the three months ended September 30, 2022. The change was primarily due to our investments in marketable securities during the three months ended September 30, 2023, which generated interest income. During the three months ended September 30, 2022, we did not have any such investments and only incurred interest expense.

Grant income

Grant income of $83,333 during the three months ended September 30, 2023 consists of funding received under a National Institutes of Health Small Business Technology Transfer (STTR) Phase 1 grant, offset by related expenses. There was no grant income received during the three months ended September 30, 2022.

Other income, net

For the three months ended September 30, 2023, Other income, net primarily relates to an Employee Retention Tax Credit (“ERTC”), gains from settlements of certain accrued expenses and realized and unrealized gain on investments.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

Our financial results for the nine months ended September 30, 2023 are summarized as follows in comparison to the nine months ended September 30, 2022:

	For the Nine Months Ended,
	September 30, 2023	September 30, 2022
	(unaudited)
Revenues	$126,500	$116,100

Operating expenses:
Research and development	3,353,960	2,839,731
General and administrative	8,772,632	11,568,490
Total operating expenses	12,126,592	14,408,221

Loss from operations	(12,000,092)	(14,292,121)

Other (income) expense:
Interest (income) expense	(176,070)	104,465
Gain on PPP loan forgiveness	-	(250,000)
Grant income	(83,333)	(16,654)
Other (income) expense, net	(150,423)	17,284
Total other income	(409,826)	(144,905)

Net loss	$(11,590,266)	$(14,147,216)

Revenues

For the nine months ended September 30, 2023 and 2022, we generated $126,500 and $116,100, respectively, of royalty revenue in connection with our sublicense agreement.

Research and Development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the nine months ended September 30, 2023, research and development expenses increased by $514,229 or 18.1%, compared to the nine months ended September 30, 2022. The increase was primarily driven by increased salaries and wages of $1,050,221 due to salary increases and bonuses, increased lab site fees of $104,000, and increased consulting fees of $93,000, offset by a decrease in PRC service expenses of $733,000 as the result of non-recurring start-up and execution expenses incurred during the nine months ended September 30, 2022.

We expect that our higher level of research and development expenses will continue in subsequent fiscal periods.

General and Administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and stock-based compensation to employees, as well as corporate expenses such as legal and professional fees, investor relations and occupancy-related expenses. For the nine months ended September 30, 2023, general and administrative expenses decreased by $2,795,858, or 24.2%, compared to the nine months ended September 30, 2022. The decrease was primarily driven by a $3,236,017 decrease in stock-based compensation, offset by an increase in salaries and wages of $235,000 due to salary increases and bonuses paid during the nine months ended September 30, 2023.

We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest (income) expense

For the nine months ended September 30, 2023, interest income was $176,070 compared to interest expense of $104,465 for the nine months ended September 30, 2022. The change was primarily due to our investments in marketable securities during the nine months ended September 30, 2023, which generated interest income. During the nine months ended September 30, 2022, we did not have any such investments and only incurred interest expense.

Other income, net

For the nine months ended September 30, 2023, Other income, net primarily relates to the ERTC refundable tax credit, gains from settlements of certain accrued expenses and realized and unrealized gain on investments.

Gain on PPP loan forgiveness

Under the terms of the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”), our $250,000 PPP loan was forgiven during the nine months ended September 30, 2022.

Grant income

Grant income of $83,333 during the nine months ended September 30, 2023 consists of funding received under a National Institutes of Health Small Business Technology Transfer (STTR) Phase 1 grant, offset by related expenses. Grant income of $16,654 during the nine months ended September 30, 2022 consists of funding received under a $256,000 National Institutes of Health Small Business Technology Transfer (STTR) Phase 1 grant, which we were awarded in September 2021.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	September 30,	December 31,
	2023	2022

Cash, Cash Equivalents, and Investments	$12,238,706	$14,749,408

Working Capital	$11,671,318	$14,688,188

Working capital decreased by $3,016,870 primarily due to the $4,656,785 of cash used to fund our operations.

Availability of Additional Funds

Based upon our accumulated deficit of $164,231,163 as of September 30, 2023, along with our forecast for continued operating losses and our need for financing to fund our current and contemplated clinical trials, we will eventually require additional equity and/or debt financing to continue our operations. However, based on cash on hand and investments as of September 30, 2023, we believe we have sufficient cash to fund operations for the twelve months subsequent to the filing date of this Form 10-Q.

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

“At-the-Market” Offering

In April 2023, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC (the “Sales Agent”) under which we currently have the ability to issue and sell shares of our Common Stock, from time to time, through the Sales Agent, up to an aggregate offering price of approximately $5,486,000 in what is commonly referred to as an “at-the-market” (“ATM”) program. During the nine months ended September 30, 2023, we sold 93,551 shares of our Common Stock under the ATM program with the Sales Agent at a weighted-average gross price of approximately $5.74 per share and raised approximately $536,600 of gross proceeds. The total commissions and related legal fees were approximately $125,000, and we received net proceeds of approximately $412,000. As of September 30, 2023, we had remaining capacity to sell up to an additional $3,663,407 of Common Stock under the ATM program.

During October 2023, we sold an additional 39,276 shares of our Common Stock at an average price of $2.17 per share and raised approximately $86,000 in gross proceeds under the ATM program.

Registered Direct Offering

In July 2023, we sold an aggregate of 685,033 shares of our Common Stock in a registered direct offering. We received net proceeds of approximately $1,831,000 from the offering.

Cash Flows

During the nine months ended September 30, 2023 and 2022, our sources and uses of cash were as follows:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(4,656,785)	$(4,297,412)
Net cash provided by (used in) investing activities	3,151,377	(10,156,204)
Net cash provided by financing activities	2,265,700	-
Net increase (decrease) in cash	$760,292	$(14,453,616)

Operating Activities

Net cash used in operating activities was $4,656,785 for the nine months ended September 30, 2023, primarily due to cash used to fund the net loss of $11,590,266, which was partially offset by non-cash expenses of $6,547,216 related primarily to stock-based compensation. Cash flows were also impacted by routine fluctuations in our operating assets and liabilities. Net cash used in operating activities was $4,297,412 for the nine months ended September 30, 2022, primarily due to cash used to fund the net loss of $14,147,216 and a non-cash gain of $250,000 on forgiveness of our PPP loan, which was partially offset by non-cash expenses of $9,554,582 related primarily to stock-based compensation and $349,543 of cash provided by changes in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities increased by $13,307,581 for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to the initial purchase of investments held in marketable securities of $9,933,562 made in the prior year, compared to sales of marketable securities of $3,690,238 in the current year.

Financing Activities

Net cash provided by financing activities increased by $2,265,700 for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, due to the net proceeds from the ATM and registered direct offerings of the Company’s Common Stock.

Effects of Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements included herein for the quarter ended September 30, 2023, and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 27, 2023.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of September 30, 2023.

Management has completed such evaluation and has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of September 30, 2023 were not effective.

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of September 30, 2023 was not effective.

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

Changes in Internal Control Over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting that occurred during our third quarter of 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the three months ended September 30, 2023, we did not have any unregistered sales of equity securities.

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

BIORESTORATIVE THERAPIES, INC.

By:	/s/ Lance Alstodt
Lance Alstodt
Chief Executive Officer, President, and Chairman of the Board
(Principal Executive Officer)
Date:	November 13, 2023

By:	/s/ Robert E. Kristal
Robert E. Kristal
Chief Financial Officer
(Principal Financial Officer)
Date:	November 13, 2023

