Form 10-K
period 2023-12-31
BioRestorative Therapies, Inc.
filed 2024-04-01
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $13,663,719 based on the closing sale price as reported on the Nasdaq Capital Market.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of March 28, 2024, there were 6,769,919 shares of common stock outstanding.

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

Further, we are seeking to develop a biologics-based cosmetic products business. Pursuant to such business, we would manufacture and sell cosmetics and hair growth products designed for cosmetic and aesthetic uses.

Material Events During 2023

In April 2023, we entered into a Capital On Demand™ Sales Agreement, or the Sales Agreement, with JonesTrading Institutional Services LLC, or the Agent, pursuant to which we may offer and sell, from time to time, through or to the Agent, shares of our common stock having an aggregate offering price of up to $6,109,000. To date, we have sold approximately $622,000 of our shares pursuant to the Sales Agreement.

In April 2023, we announced that we had completed enrollment for the safety run-in component of our Phase 2 clinical study of BRTX-100.

In May 2023, we announced that we had signed a clinical trial agreement with Northwell Health, New York State’s largest health care provider and private employer, pursuant to which Northwell Health is participating in our Phase 2 clinical study of BRTX-100.

In May 2023, we announced that we had received a license from the New York State Department of Health to act as a tissue bank for the processing of mesenchymal stem cells from autologous donors.

In June 2023, we announced that the final subject in our BRTX-100 Phase 2 clinical trial safety cohort had been dosed.

In June 2023, we announced that the independent Data Safety Monitoring Board, which is overseeing our Phase 2 clinical trial, unanimously recommended the continuation of our study in accordance with the version of the protocol with no changes.

In June 2023, a Japanese patent related to our ThermoStem Program was issued to us.

In June 2023, a United States patent related to our ThermoStem Program was issued to us.

In July 2023, a European patent related to our ThermoStem Program was issued to us.

In July 2023, we sold 685,033 shares of our common stock in a registered direct public offering. We received gross proceeds of approximately $2,100,000 from the offering.

In September 2023, we entered into a supply agreement with a supplier of biologic-based cosmetics. Pursuant to the supply agreement, using our cGMP ISO-7 certified clean room, we manufactured tissue-based biologics for cosmetic and aesthetic applications. In December 2023, we terminated the supply agreement.

In December 2023, a United States patent related to our ThermoStem Program was issued to us.

Material Events During 2024

In February 2024, we issued 2,000,000 shares of our common stock pursuant to the exercise of warrants. In connection with the issuance, we issued warrants for the purchase of 2,513,686 shares of our common stock and are obligated to issue an additional 1,351,580 shares of our common stock, which additional shares have been fully paid for but have not yet been issued due to a maximum beneficial ownership limitation for one of the warrantholders. We received gross proceeds of approximately $8,100,000 from the warrant exercise.

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

We are also seeking to develop a biologics-based cosmetic products business. Pursuant to such business, we would manufacture and sell cosmetics and hair growth products designed for cosmetic and aesthetic uses.

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

We have undertaken research and development efforts in connection with the development of investigational therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells. See “Disc/Spine Program,” “Metabolic Brown Adipose (Fat) Program” and “Curved Needle Device” below. As a result of these programs, we have seven United States patents, thirteen foreign patents, one United States patent application, and four foreign patent applications related to research regarding our ThermoStem Program. We have also obtained licenses for four United States patent applications related to our Disc/Spine Program, one United States patent related to our Disc/Spine Program, and a license for one United States patent related to a curved needle device.

We have established a research laboratory facility with current Good Manufacturing Practice, or cGMP, capabilities to produce clinical grade products and we will seek to further develop cellular-based treatments, products and protocols, stem cell-related intellectual property, or IP, and translational research applications. See “Laboratory” below.

We have not generated any significant revenues to date. In November 2021, we completed a $23,000,000 public offering of our securities. In 2023, we raised approximately $2,680,000 in additional gross proceeds through public offerings of our securities. In February 2024, we also received approximately $8,100,000 in gross proceeds pursuant to the exercise of warrants. Such aggregate funds are sufficient for us to complete our Phase 2 clinical trial investigating the use of BRTX-100 in the treatment of chronic lower back pain arising from degenerative disc disease, as further described in this section, as well as to continue our pre-clinical research and development efforts with respect to our ThermoStem Program and to satisfy our current working capital needs; however, the implementation of our business plan, as discussed below, will require the receipt of additional financing to fund our research and development efforts, including our contemplated Phase 3 clinical trial with regard to BRTX-100 and our contemplated clinical trials relating to our ThermoStem Program, and otherwise fund our operations. We intend to seek to raise capital through investment bankers and from biotech funds, strategic partners and other financial institutions. We will require significant additional financing to complete our contemplated Phase 3 clinical trial investigating the use of BRTX-100. We will also require a substantial amount of additional funding to implement our other programs described in this section, and fund general operations. No assurance can be given that the amount of funding that we anticipate may be required for such purposes is correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise. If we are unable to obtain adequate funding, we may be required to significantly curtail or discontinue our proposed operations.

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

In February 2017, pursuant to an IND application, we received authorization from the FDA to commence a Phase 2 clinical trial investigating the use of BRTX-100, our lead cell therapy candidate, in the treatment of chronic lower back pain arising from degenerative disc disease. We have commenced our Phase 2 clinical trial through the execution of a CRO agreement with PRC Clinical, the execution of clinical trial site agreements, patient enrollment, the commencement of patient procedures, the purchase of manufacturing equipment and the expansion of our laboratory to include capabilities for clinical production. We believe that, based upon our periodic reports to the FDA as to the commencement of the clinical trial, the existing IND remains effective.

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

In March 2022, a United States patent related to BRTX-100 was issued. We have been granted exclusive license rights with respect to the patent. See “Exclusive License” below.

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

Since June 2022, we have entered into clinical trial agreements with 16 sites to conduct our Phase 2 clinical trial targeting chronic lumbar disc disease.

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

Clinical Trial

Pursuant to an IND application we submitted to the FDA, we have obtained authorization to commence a Phase 2 clinical trial investigating the use of BRTX-100, our lead cell therapy candidate, in the treatment of chronic lower back pain arising from degenerative disc disease. We have commenced our Phase 2 clinical trial through the execution of a CRO agreement with PRC Clinical, the execution of clinical trial agreements with 16 sites, patient enrollment, the commencement of patient procedures, the purchase of manufacturing equipment and the expansion of our laboratory to include capabilities for clinical production.

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

In April 2023, we announced that we had completed enrollment for the safety run-in component of our Phase 2 clinical study of BRTX-100.

In May 2023, we announced that we had signed a clinical trial agreement with Northwell Health, New York State’s largest health care provider and private employer, pursuant to which Northwell Health is participating in our Phase 2 clinical study of BRTX-100.

In June 2023, we announced that the final subject in our BRTX-100 Phase 2 clinical trial safety cohort had been dosed.

In June 2023, we announced that the independent Data Safety Monitoring Board, which is overseeing our Phase 2 clinical trial, unanimously recommended the continuation of our study in accordance with the version of the protocol with no changes.

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

In June 2023, a Japanese patent related to our ThermoStem Program was issued to us.

In June 2023, a United States patent related to our ThermoStem Program was issued to us.

In July 2023, a European patent related to our ThermoStem Program was issued to us. This European patent was validated in France, Germany, Italy, Spain, and the United Kingdom.

In December 2023, a United States patent related to our ThermoStem Program was issued to us.

We have completed proof of concept preclinical animal studies using our first generation brown adipose derived stem cells. We intend to undertake additional preclinical animal studies in order to optimize delivery and explore the feasibility of targeting additional indications. Such studies are planned to begin in 2024. Following the completion of such studies, if successful, we intend to file an IND with the FDA and initiate a clinical trial. The FDA approval process can be lengthy, expensive and uncertain and there is no guarantee of ultimate approval or clearance.

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

Laboratory

We have established a laboratory in Melville, New York for research purposes and have built a cleanroom within the laboratory for the production of cell-based product candidates, such as BRTX-100, for use in a clinical trial, for third party cell products or for general research purposes.

We have expanded our laboratory to include capabilities for the clinical production of our pipeline of clinical and investigational cell therapy candidates. Our expanded cGMP facility includes process development space, ISO 7 cleanrooms and state-of-the-art equipment. We have expanded our research and development operations to include clinical manufacturing, a necessary step for our Phase 2 clinical trial for BRTX-100. The new facility has been designed to provide cGMP manufacturing according to FDA and European Medicines Agency regulations and guidelines to support clinical grade cell production. In May 2023, we announced that we had received a license from the New York State Department of Health to act as a tissue bank for the processing of mesenchymal stem cells from autologous donors.

As we develop our business and our stem cell product candidates, and we obtain regulatory approval, we will seek to establish ourselves as a key provider of adult stem cells for therapies and expand to provide cells in other market areas for stem cell therapy. We may also use outside laboratories specializing in cell therapy services and manufacturing of cell products.

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

In our Disc/Spine Program, thirteen patent applications have been filed with regard to technology that is the subject of the Regenerative License Agreement (see “Disc/Spine Program-Exclusive License” above). Regenerative has been issued a patent from one of these applications with regard to its curved needle therapeutic delivery device. This patent expires in March 2031. In addition, in March 2022, a United States patent related to BRTX-100 was issued. This patent expires in December 2029. Of the other eleven applications that were filed, four applications remain pending. The patents that are the subject of the Regenerative License Agreement have been assigned to Regenexx, LLC which we have been advised is an affiliate of Regenerative.

In our ThermoStem Program, we have one pending United States patent application and seven United States patents within three patent families. Four of the patents expire in June 2032 and three of the patents expire in April 2034. With regard to the first patent family in the ThermoStem Program, patent applications have been filed in five foreign jurisdictions (of which four applications have been granted as foreign patents and one application has lapsed). The patents expire in June 2032. With regard to the second patent family in the ThermoStem Program, patent applications have been filed in four foreign jurisdictions (of which four applications have been granted as foreign patents). The patents expire in April 2034. With regard to the third patent family in the ThermoStem Program, patent applications have been filed in four foreign jurisdictions.

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

During the years ended December 31, 2023 and 2022, we incurred $4,034,591 and $3,513,352, respectively, in research and development expenses.

Scientific Advisors

We have established a Scientific Advisory Board whose purpose is to provide advice and guidance in connection with scientific matters relating to our business. The Scientific Advisory Board has established a Disc Advisory Committee which focuses on matters relating to our Disc/Spine Program. Our Scientific Advisory Board members are Dr. Wayne Marasco (Chairman), Dr. Jason Lipetz, Dr. Wayne Olan, Dr. Joy Cavagnaro, Dr. Harvinder Sandhu and Dr. Christopher Plastaras. The Disc Advisory Committee members are Dr. Lipetz (Chairman), Dr. Olan, Dr. Sandhu and Dr. Plastaras. See Item 10 of this Annual Report (“Directors, Executive Officers and Corporate Governance – Scientific Advisory Board”) for a listing of the principal positions for Drs. Marasco, Lipetz, Olan, Cavagnaro, Sandhu and Plastaras.

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

Companies working in the area of regenerative medicine with regard to the disc and spine include, among others, Mesoblast, SpinalCyte, DiscGenics and Isto Biologics. Companies that are developing products and therapies to combat obesity and diabetes include Novo Nordisk, Sanofi, Merck, Eli Lilly, Roche, Pfizer, Regeneron and Altimmune. The recent extensive use of both FDA-approved and compounded versions of glucagon-like peptide-1 (GLP-1) receptor agonist drug products, such as Wegovy and Ozempic (semaglutide) for the treatment of obesity has significantly increased the competition in the obesity market.

Many of our competitors and potential competitors have substantially greater financial, technological, research and development, marketing and personnel resources than we do. We cannot, with any accuracy, forecast when or if these companies are likely to bring their products and therapies to market in competition with those that we are pursuing.

The Biologics Price Competition and Innovation Act, or the BPCIA, sets forth an abbreviated pathway for the approval of biosimilar and interchangeable biological products that could be used by future competitors, if any, of our product candidates that are approved by the FDA as a biologic. For the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and the proposed biosimilar product. Interchangeability requires that a product is biosimilar to the reference product, and the product must be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Under the BPCIA, an application for a biosimilar product cannot be submitted to the FDA until four years following approval of the reference product, and it may not be approved by the FDA until 12 years after the original branded product is approved under a biologics license application, or BLA.

We believe that, if any of our product candidates are approved as a biological product under a BLA, it should qualify for the 12-year period of exclusivity. However, there is a risk that the FDA could permit biosimilar applicants to reference approved biologics other than our therapeutic candidates, thus circumventing our exclusivity and potentially creating the opportunity for competition sooner than anticipated. Additionally, this period of regulatory exclusivity does not apply to companies pursuing regulatory approval via their own traditional BLA, rather than via the abbreviated pathway. Moreover, it is possible that a biosimilar product could be approved as “interchangeable” with our product and therefore substitutable for our product by a healthcare professional under applicable state laws.

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

Set forth below is a comparison of BRTX-100 to Mesoblast’s adult stem cell biologic:

We believe that BRTX-100 has competitive advantages to Mesoblast’s product for the following reasons:

●	The use of autologous cells results in low to no risk of rejection, greater safety profile (introduction of viral/genetic) and a streamlined regulatory path
●	Hypoxic culturing creates increased cell proliferation, greater plasticity, increased paracrine effect and increased cell survival after application
●	Autologous platelet lysate provides growth factors that interact with the cells, allowing for better cell survival
●	Low to no risk of safety concerns related to immunological and zoonotic (animal to human) transmission

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

Because we are an enterprise in the early stages of operations and have not generated significant revenues from operations, it is difficult to anticipate the likely regulatory status of the array of products and services that we may offer. We believe that some of the adult autologous (self-derived) stem cells that will be used in our cellular therapy products and services, including the brown adipose (fat) tissue that we intend to use in our ThermoStem Program, may be regulated by the FDA as HCT/Ps under the HCT/P Regulations. However, the FDA may disagree with this position or conclude that some or all of our stem cell therapy products or services do not meet the applicable definitions and exemptions to the regulation. In July 2020, the FDA issued an updated guidance document entitled “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use” that provides additional guidance on how FDA interprets the HCT/P Regulations, particularly the definition of the terms “minimally manipulated” and “homologous use.” In the guidance, the FDA stated it would exercise enforcement discretion until May 31, 2021 for products that do not comply with the HCT/P Regulations. As of that date, manufacturers of products marketed as HCT/Ps that do not comply with the HCT/P Regulations are subject to immediate FDA enforcement action. If we are not regulated solely under the HCT/P Regulations, we would need to expend significant resources to comply with the FDA’s broad regulatory authority under the FDCA. Historically, the U.S. federal courts have upheld the FDA’s authority to regulate stem cell products under the FDCA that do not comply with the FDA’s interpretations of the HCT/P Regulations. However, in August 2022, a federal District Court in the case of United States v. California Stem Cell Treatment Center, Inc. held that certain autologous adipose stem cell treatments that the FDA alleged were biological products were instead within the HCT/P definition and therefore did not require FDA approval. The FDA has appealed the decision but, should it be upheld, it could expand the types of stem cell products that are regulated solely under the HCT/P Regulations.

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

Under the Pediatric Research Equity Act, or PREA, certain NDAs and BLAs and certain supplements to an NDA or BLA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. A sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration submit an initial Pediatric Study Plan, or PSP, to the FDA within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials, and/or other clinical development programs.

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

Further, the FDA is authorized to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine advanced therapy, or RMAT (which may include a cell therapy), that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. The benefits of a RMAT designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

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

Federal Regulation of Clinical Laboratories

The federal Clinical Laboratory Improvement Amendments, or CLIA, provides the Centers for Medicare and Medicaid Services, or CMS, authority over all laboratory testing, except research, that is performed on humans in the United States. The Division of Laboratory Services, within the Survey and Certification Group, under the Center for Medicaid and State Operations, or CMSO, has the responsibility for implementing the CLIA program.

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

Health Insurance Portability and Accountability Act—Protection of Patient Health Information

We may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. The Health Insurance Portability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information on certain types of individuals and organizations. In addition, certain state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other and from HIPAA in significant ways and may not have the same effect, thus complicating compliance efforts. Further, we may need to also comply with additional federal or state privacy laws and regulations that may apply to certain diagnoses, such as HIV/AIDS, to the extent that they apply to us.

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

Employees

We currently have 11 employees, all of whom are full-time employees. We believe that our employee relations are good.

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

Risks Related to Our Business Generally

●	We have a limited operating history; we have incurred substantial losses since inception; we expect to continue to incur losses for the near term.
●	We will need to obtain a significant amount of financing to complete our clinical trials and implement our business plan.
●	We will need to enter into agreements in order to implement our business strategy.
●	We depend on our executive officers and on our ability to attract and retain additional qualified personnel.

Risks Related to Our Cell Therapy Product Development Efforts

●	Our future success is significantly dependent on the timely and successful development and commercialization of BRTX-100, our lead product candidate for the treatment of chronic lumbar disc disease; if we encounter delays or difficulties in the development of this product candidate, as well as any other product candidates, our business prospects would be significantly harmed.
●	We may experience delays and other difficulties in enrolling a sufficient number of patients in our clinical trials which could delay or prevent the receipt of necessary regulatory approvals.
●	The development of our cell therapy product candidates is subject to uncertainty because autologous cell therapy is inherently variable.
●	Any disruption to our access to the media (including cell culture media) and reagents we are using in the clinical development of our cell therapy product candidates could adversely affect our ability to perform clinical trials and seek future regulatory submissions.
●	Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization.
●	Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate, and the approval may be for a narrower indication than we seek.
●	We may never obtain FDA approval for any of our product candidates in the United States and, even if we do, we may never obtain approval for or commercialize any of our product candidates in any foreign jurisdiction, which would limit our ability to realize our full market potential.
●	We presently lack manufacturing capabilities to produce our product candidates at commercial scale quantities and do not have an alternate manufacturing supply at this time, which could negatively impact our ability to meet any future demand for the products.
●	The commercial potential and profitability of our products are unknown and subject to significant risk and uncertainty.
●	We may have difficulties in sourcing brown adipose (fat) tissue.
●	If safety problems are encountered by us or others developing new stem cell-based therapies, our stem cell initiatives could be materially and adversely affected.
●	We are vulnerable to competition and technological change, and also to physicians’ inertia.
●	We have limited experience in the development and marketing of cell therapies and may be unsuccessful in our efforts to establish a profitable business.
●	Our cell therapy business is based on novel technologies that are inherently expensive, risky and may not be understood by or accepted in the marketplace, which could adversely affect our future value.
●	Our cell therapy product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.
●	We may be subject to significant product liability claims and litigation, including potential exposure from the use of our product candidates in human subjects, and our insurance may be inadequate to cover claims that may arise.
●	Our internal computer systems, or those that are expected to be used by our clinical investigators, clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of development programs for our product candidates.
●	Our inability to obtain reimbursement for our products and services from private and governmental insurers could negatively impact demand for our products and services.

Risks Related to Our Intellectual Property

●	We may not be able to protect our proprietary rights.
●	Changes to United States patent law may have a material adverse effect on our intellectual property rights.
●	In certain countries, patent holders may be required to grant compulsory licenses, which would likely have a significant and detrimental effect on any future revenues in such country.

Risks Related to Government Regulation

●	Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory oversight.
●	We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
●	The failure to receive regulatory approvals for our cell therapy product candidates would likely have a material and adverse effect on our business and prospects.
●	If we are unable to conduct clinical studies in accordance with regulations and accepted standards, we may be delayed in receiving, or may never receive, regulatory approvals of our product candidates from the FDA and other regulatory authorities.
●	Health care companies have been the subjects of federal and state investigations, and we could become subject to investigations in the future.
●	It is uncertain to what extent the government, private health insurers and third-party payors will approve coverage or provide reimbursement for the therapies and products to which our services relate. Availability for such reimbursement may be further limited by reductions in Medicare, Medicaid and other federal healthcare program funding in the United States.
●	Competitor companies or hospitals in the EU may be able to take advantage of EU rules permitting sales of unlicensed medicines for individual patients to sell competing products without a marketing authorization.

Risks Related to Our Common Stock

●	We pay no dividends.
●	Stockholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144 due to our former status as a “shell company.”
●	Material weaknesses in our internal control over financial reporting may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our consolidated financial statements.
●	There may be significant future issuances or resales of our common stock which may materially and adversely dilute stockholders’ ownership interest and affect the market price of our securities.
●	Anti-takeover provisions and the regulations to which we may be subject may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to our securityholders.

Risks Associated with Our Nasdaq Listing

●	We cannot assure you that we will be able to continue to comply with the minimum bid price requirement of Nasdaq.
●	The market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Risks Related to Our Business Generally

We have a limited operating history; we have incurred substantial losses since inception; we expect to continue to incur losses for the near term.

We have a limited operating history. Since our inception, we have incurred net losses. As of December 31, 2023, our accumulated deficit was $167,056,381.

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

Clinical testing is expensive, difficult to design and implement, and can take many years to complete. Importantly, a failure of one or more of these or any other clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to complete our clinical studies, receive regulatory approval or commercialize our cell therapy product candidates, including the following:

●	suspensions, delays or changes in the design, initiation, enrollment, implementation or completion of required clinical trials; adverse changes in our financial position or significant and unexpected increases in the cost of our clinical development program; changes or uncertainties in, or additions to, the regulatory approval process that require us to alter our current development strategy; clinical trial results that are negative, inconclusive or less than desired as to safety and/or efficacy, which could result in the need for additional clinical studies or the termination of the product’s development; delays in our ability to manufacture the product in quantities or in a form that is suitable for any required clinical trials;
●	intellectual property constraints that prevent us from making, using, or commercializing any of our cell therapy product candidates;

●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of these product candidates may be insufficient or inadequate; the inability to generate sufficient pre-clinical, toxicology, or other in vivo or in vitro data, to support the initiation of clinical studies;
●	delays in reaching agreement on acceptable terms with prospective clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical study sites;
●	delays in obtaining required Institutional Review Board, or IRB, approval at each clinical study site;
●	imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND application or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical study operations or study sites; developments on trials conducted by competitors or approved products post-market for related technology that raise FDA concerns about risk to patients of the technology broadly; or if the FDA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;
●	difficulty collaborating with patient groups and investigators;
●	failure by our CRO, other third parties, or us to adhere to clinical study requirements;
●	failure to perform in accordance with the FDA’s current Good Clinical Practices, or GCP, requirements, or applicable regulatory guidelines in other countries;
●	delays in having patients qualify for or complete participation in a study or return for post-treatment follow-up;
●	patients dropping out of a study;
●	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
●	transfer of manufacturing processes from any academic collaborators to larger-scale facilities operated by either a contract manufacturing organization, or CMO, or by us, and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process;
●	delays in our clinical trials caused by the COVID-19 pandemic or other health emergencies;
●	delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical studies or the inability to do any of the foregoing;
●	the FDA not accepting clinical data from trials that are conducted at clinical sites in countries where the standard of care is potentially different from the United States; and
●	failure to raise sufficient funds to complete our clinical trials.

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

We have just recently commenced the clinical trials necessary to obtain FDA approval to market our product candidate, BRTX-100. Since we lack significant experience in completing clinical trials and bringing a drug through commercialization, we have hired outside consultants with such experience. Clinical trials for BRTX-100 and other product candidates in development may be delayed or terminated as a result of many factors, including the following:

●	patients failing to complete clinical trials due to dissatisfaction with the treatment, side effects, or other reasons;
●	failure by regulators to authorize us to commence a clinical trial;
●	suspension or termination by regulators of clinical research for many reasons, including concerns about patient safety, the failure of study sites and/or investigators in our clinical research program to comply with GCP requirements, or our failure, or the failure of our contract manufacturers, to comply with current cGMP requirements;
●	delays or failure to obtain clinical supply for our products necessary to conduct clinical trials from contract manufacturers;

●	treatment candidates demonstrating a lack of efficacy during clinical trials;
●	treatment candidates demonstrating significant safety signals; and/or
●	inability to continue to fund clinical trials or to find a partner to fund the clinical trials.

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

We presently lack manufacturing capabilities to produce our product candidates at commercial scale quantities and do not have an alternate manufacturing supply at this time, which could negatively impact our ability to meet any future demand for the products.

We have utilized our laboratory to provide the cell processing services necessary for clinical production of BRTX-100 for our Phase 2 disc clinical trial. We believe that we have sufficient laboratory capacity to provide such services with regard to the balance of the Phase 2 trial; however, we would need to significantly expand our manufacturing capabilities to provide such cell processing services to meet potential commercial demand for BRTX-100 and any other of our product candidates, if approved, as well as any of our other product candidates that might attain regulatory approval. Such expansion would require additional regulatory approvals. Even if we increase our manufacturing capabilities, it is possible that we may still lack sufficient capacity to meet demand. Ultimately, if we are unable to supply our products to meet commercial demand, whether because of processing constraints or other disruptions, delays or difficulties that we experience, sales of the products and their long-term commercial prospects could be significantly damaged.

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

If coverage and reimbursement are not available or are available only at limited levels, we may not be able to successfully commercialize our products. The Patient Protection and Affordable Care Act, or PPACA, as well as the Inflation Reduction Act, passed in August 2022, and other health reforms include measures that would limit or prohibit payments for certain medical treatments or subject the pricing of drugs and biologics to government control. In addition, in many foreign countries, particularly the countries of the European Union, or the EU, the pricing of drugs and biologics is subject to government control. If our products are or become subject to government regulation that limits or prohibits payment for our products, or that subjects the price of our products to government control, we may not be able to generate revenue, attain profitability or commercialize our products.

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

In addition, other legislative changes have been adopted since the PPACA was enacted. These changes include aggregate reductions in Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, following passage of the Bipartisan Budget Act of 2018, will remain in effect through 2030 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Congress has since considered additional reductions in Medicare reimbursement for drugs and devices as part of legislation to reduce the budget deficit. Similar legislation could be enacted in the future. The Medicare regulations and interpretive determinations that determine how drugs, devices and services are covered and reimbursed also are subject to change. These laws, regulations, and interpretive determinations may result in additional reductions in Medicare and other health care funding, which could impact our business.

In August 2022, President Biden signed the Inflation Reduction Act, or the IRA, which provides for (i) the government to set or negotiate prices for select high-cost Medicare Part D (beginning in 2026) and Medicare Part B drugs (beginning in 2028) that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation beginning in 2022 for Medicare Part D and 2023 for Medicare Part B drugs, and (iii) Medicare Part D redesign which replaces the current coverage gap provisions and establishes a $2,000 cap for out-of-pocket limits costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached. Implementation of the IRA is expected to be carried out through upcoming actions by regulatory authorities, the outcome of which is uncertain.

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

We currently have authorization to issue up to 75,000,000 shares of common stock of which, as of March 28, 2024, 6,769,919 shares were issued and outstanding. In addition, as discussed in Item 1 (“Business – Business Development – Material Events During 2024”), we are obligated to issue an additional 1,351,580 shares of common stock. We are not restricted from issuing additional shares of our common stock in the future, including securities convertible into, or exchangeable or exercisable for, shares of our common stock. In addition, there are 1,398,158 shares of Series B preferred stock issued and outstanding. Such shares are convertible under certain circumstances into an equal number of shares of common stock.

Pursuant to our November 2021 public offering of securities, we issued warrants for the purchase of an aggregate of 2,645,000 shares of common stock (of which warrants for the purchase of an aggregate of 1,675,000 shares of common stock have been exercised) as well as underwriter warrants for the purchase of 235,970 shares of common stock. We have an effective registration statement on Form S-3 under the Securities Act registering the issuance of such shares. The shares issuable pursuant to the registration statement on Form S-3 will be freely tradable in the public market, except for shares held by affiliates. In addition, in connection with the public offering and pursuant to exchange agreements entered into with holders of convertible notes and warrants, we issued an aggregate of 313,789 shares of common stock and warrants for the purchase of an aggregate of 1,856,938 shares of common stock (of which warrants for the purchase of an aggregate of 1,676,580 shares of common stock have been exercised). The shares of common stock issued to such holders are eligible for resale in the open market (subject to Rule 144 volume limitations applicable to affiliates), potentially causing sales in the market to increase and our stock price to decline. We have registered the resale of the shares of common stock issuable upon exercise of such warrants. The issuance of shares of common stock upon exercise of the above warrants would dilute the ownership of our stockholders.

In addition, in February 2024, in connection with the warrant exercises discussed in Item 1 (“Business – Business Development – Material Events During 2024”), we issued warrants for the purchase of an aggregate of 2,513,686 shares of common stock. We have agreed to file a registration statement with the SEC to register the resale of the shares of common stock underlying such warrants.

We also have effective registration statements on Form S-8 under the Securities Act registering an aggregate of 3,850,000 shares of our common stock issuable under our 2021 Stock Incentive Plan, or the 2021 Plan (of which 319,797 shares have been issued). As of March 28, 2024, options to purchase 3,401,608 shares of our common stock were outstanding under the 2021 Plan. The shares issued and issuable pursuant to the registration statements on Form S-8 will be freely tradable in the public market, except for shares held by affiliates. We may include a resale prospectus in a registration statement on Form S-8 with regard to the 2021 Plan covering the resale of the shares issuable to Messrs. Alstodt and Silva (and other affiliates) upon their exercise of options held by them and the vesting of the above described RSUs. The resale of such shares will be currently subject to the volume limitations imposed by Rule 144.

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

We are incorporated in Nevada. Anti-takeover provisions in Nevada law and our articles of incorporation and bylaws could make it more difficult for a third party to acquire control of us and may prevent stockholders from receiving a premium for their securities. Our certificate of incorporation provides that our Board of Directors may issue up to 20,000,000 shares of preferred stock, in one or more series, without stockholder approval and with such terms, preferences, rights and privileges as the Board of Directors may deem appropriate. Of such 20,000,000 authorized shares, 1,398,158 shares of Series B preferred stock are issued and outstanding. These provisions and other factors may hinder or prevent a change in control, even if the change in control would be perceived as beneficial to, or sought by, our other stockholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C.	CYBERSECURITY.

We recognize the critical importance of cybersecurity in safeguarding sensitive information, maintaining operational resilience, and protecting stakeholders’ interests.

We are in the process of establishing a cybersecurity policy designed to establish a comprehensive framework for identifying, assessing, mitigating, and responding to cybersecurity risks across the organization and implement protocols to evaluate, recognize, and address significant risks, including those posed by cybersecurity threats. This strategy will encompass the utilization of standard traffic monitoring tools, educating personnel to identify and report abnormal activities, and partnering with reputable service providers capable of upholding security standards equivalent to or exceeding our own.

These measures are to be integrated into our broader operational risk management framework aimed at minimizing exposure to unnecessary risks across our operations. For cybersecurity, we collaborate with consultants and third-party service providers to implement industry-standard strategies aimed at identifying and mitigating potential threats or vulnerabilities within our systems. Additionally, the policy strategy will have a comprehensive cybersecurity crisis response plan to manage high severity security incidents, ensuring efficient coordination across the organization.

Cybersecurity threats have not significantly impacted our operations, and we do not anticipate such risks materially affecting our business, strategy, financial condition, or results of operations. However, given the escalating sophistication of cybersecurity threats, our preventive measures may not always suffice. Despite well-designed controls, we acknowledge the inability to foresee all security breaches, including those stemming from third-party misuse of AI technologies, and the potential challenges in implementing timely preventive measures. See Item 1A (“Risk Factors - Our internal computer systems, or those that are expected to be used by our clinical investigators, clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of development programs for our product candidates.”) for further insights into cybersecurity attack-related risks that we may face.

Our Chief Financial Officer will oversee our information security programs, including cybersecurity initiatives, and our cybersecurity incident response process. The Audit Committee of the Board oversees cybersecurity risk management activities, supported by our management, the Board of Directors, and external consultants. We assess and prioritize risks based on potential impact, implement technical controls, and monitor third-party vendors’ security practices.

ITEM 2.	PROPERTIES.

Our principal executive offices and laboratory are located at 40 Marcus Drive, Suite One, Melville, New York. We occupy 6,800 square feet of space at the premises pursuant to a lease that expires in December 2024. The lease provides for a current annual base rental of $173,060. Our premises are suitable and adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Transactions in our common stock are currently reported under the symbol “BRTX” on the Nasdaq Capital Market.

Holders

As of March 28, 2024, there were 352 record holders of our shares of common stock.

Dividends

Not applicable.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated results of operations and financial condition of BioRestorative Therapies, Inc. as of December 31, 2023 and 2022 and for the years ended December 31, 2023 and 2022 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report following Item 16 (“Form 10-K Summary”). References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “us,” “we,” “our,” and similar terms refer to BioRestorative Therapies, Inc.. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions that may be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to Item 1A of this Annual Report (“Risk Factors”) for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

We develop therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells.

We are currently pursuing our Disc/Spine Program with our initial investigational therapeutic product being called BRTX-100. In March 2022, a United States patent issued in our Disc/Spine Program. We have received authorization from the FDA to commence a Phase 2 clinical trial investigating the use of BRTX-100 in the treatment of chronic lower back pain arising from degenerative disc disease. We have commenced such clinical trial through the execution of a CRO agreement with PRC Clinical, the execution of clinical trial site agreements, patient enrollment, the commencement of patient procedures, the purchase of manufacturing equipment and the expansion of our laboratory to include capabilities for clinical production. We have obtained an exclusive license to use technology for investigational adult stem cell treatment of disc and spine conditions, including protruding and bulging lumbar discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the leg and foot.

We are also developing our ThermoStem Program. This pre-clinical program involves the use of brown adipose (fat) in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies. United States patents related to the ThermoStem Program were issued in September 2015, January 2019, March 2020, March 2021, July 2021, June 2023 and December 2023; Australian patents related to the ThermoStem Program were issued in April 2017, October 2019 and August 2021; Japanese patents related to the ThermoStem Program were issued in December 2017, June 2021, February 2022 and June 2023; Israeli patents related to our ThermoStem Program were issued in October 2019, May 2020 and March 2022; and European patents related to the ThermoStem Program were issued in April 2020, January 2021 and July 2023.

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

We are seeking to develop a biologics-based cosmetic products business. Pursuant to such business, we would manufacture and sell cosmetics and hair growth products designed for cosmetic and aesthetic uses.

Our offices are located in Melville, New York where we have established a laboratory facility in order to increase our capabilities for the further development of possible cellular-based treatments, products and protocols, stem cell-related intellectual property and translational research applications.

As of December 31, 2023, our accumulated deficit was $167,056,381. We have historically only generated a modest amount of revenue, and our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

In November 2021, we completed a $23,000,000 underwritten public offering of units of securities pursuant to which an aggregate of 2,300,000 shares of our common stock and warrants for the purchase of an aggregate of 2,645,000 shares of our common stock were issued. We are using the net proceeds from the offering as follows: (i) undertaking of clinical trials with respect to BRTX-100 and its related collection and delivery procedure; (ii) pre-clinical research and development with respect to our ThermoStem Program; and (iii) general corporate and working capital purposes. In connection with the public offering, our common stock was listed on the Nasdaq Capital Market.

In November 2021, concurrently with the consummation of the public offering, we issued an aggregate of 313,789 shares of our common stock, 1,543,158 shares of our Series A preferred stock and warrants for the purchase of an aggregate of 1,856,938 shares of our common stock in exchange for convertible promissory notes in the aggregate principal amount of $10,046,897, together with accrued interest thereon, and warrants for the purchase of an aggregate of 3,677,997 shares of our common stock. Such indebtedness and warrants were exchanged at a price of $10.00 per unit of securities, consistent with the public offering price of our units of common stock and warrants. The newly issued warrants are exercisable for a period of five years at an exercise price of $10.00 per share. In September 2022, the 1,543,158 shares of Series A preferred stock were exchanged for an equal number of shares of Series B preferred stock. As of March 28, 2024, there were 1,398,158 shares of Series B preferred stock issued and outstanding.

In April 2023, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or the Sales Agent, under which we currently have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agent, up to an aggregate offering price of approximately $6,109,000 in what is commonly referred to as an “at-the-market”, or ATM, program. During the year ended December 31, 2023, we sold 132,827 shares of our common stock under the ATM program with the Sales Agent at a weighted-average gross price of approximately $4.68 per share and raised approximately $622,000 of gross proceeds. The total commissions and related legal fees were approximately $127,000, and we received net proceeds of approximately $495,000. As of December 31, 2023, we had remaining capacity to sell up to an additional $5,487,000 of common stock under the ATM program.

In July 2023, we sold an aggregate of 685,033 shares of our common stock in a registered direct public offering. We received net proceeds of approximately $1,854,000 from the offering.

The net proceeds received from our November 2021 public offering, the ATM program and the registered direct offering are sufficient for us to complete our Phase 2 clinical trial with regard to BRTX-100; however, we will require significant additional funding to complete our contemplated Phase 3 BRTX-100 clinical trial (assuming the receipt of no revenues). We will also require a substantial amount of additional funding to implement our other programs as discussed in this Annual Report under the caption Item 1 (“Business”), including our metabolic ThermoStem Program, and fund general operations. No assurance can be given that the amount of funding that we anticipate may be required for such purposes is correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise.

Consolidated Results of Operations

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

The following table presents selected items in our consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively:

	For the Years Ended
	December 31,
	2023	2022

Revenues, net	$145,800	$119,800

Operating Expenses:
Research and development	4,034,591	3,513,352
General and administrative	11,331,983	15,580,473
Total Operating Expenses	15,366,574	19,093,825
Loss From Operations	(15,220,774)	(18,974,025)

Other Income:
Interest income	(552,293)	(11,650)
Gain on PPP loan forgiveness	-	(250,000)
Grant income	(83,333)	(110,518)
Other income	(169,664)	(107,088)
Total Other Income	(805,290)	(479,256)
Net Loss	$(14,415,484)	$(18,494,769)

Revenues

For the years ended December 31, 2023 and 2022, we generated $145,800 and $119,800, respectively, of royalty revenue in connection with our sublicense agreement.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the year ended December 31, 2023, research and development expenses increased by $521,239, or 15%, to $4,034,591 compared to $3,513,352 for the year ended December 31, 2022. The increase was primarily driven by increased compensation of $857,294 due to salary increases and bonuses, increased lab supplies expenses of $193,298, increased repair and maintenance expenses of $30,521, increased license agreements and fees expenses of $25,155 and increased consulting fees of $112,581, offset by a decrease in lab site fees of $53,029, and a decrease in PRC service expenses of $644,245 as the result of non-recurring start-up and execution expenses incurred during the year ended December 31, 2022.

We expect that our research and development expenses will continue to increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and stock-based compensation to employees (excluding any cash or non-cash compensation of our Vice President of Research and Development and our laboratory staff), as well as corporate expenses such as legal and professional fees, investor relations and occupancy related expenses. For the year ended December 31, 2023, general and administrative expenses decreased by $4,248,490, or 27% to $11,331,983 from $15,580,473 for the year ended December 31, 2022. The decrease was primarily driven by a $4,753,377 decrease in stock-based compensation, decreased franchise tax expense of $130,850, decreased amortization expense of $104,630, decreased travel expense of $84,122, and decreased insurance expense of $53,858, all offset by an increase in compensation of $775,678 due to salary increases and bonuses, increased investor relations expense of $80,957, increased professional fees of $44,056 and an increase in office supplies expense of $10,616.

We expect that our general and administrative expenses related to operations will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest income

For the year ended December 31, 2023, interest income increased $540,643, or 4641%, to $552,293 from $11,650 for the year ended December 31, 2022. The increase was due to the interest and dividend income of the investments held in marketable securities.

Gain on PPP loan forgiveness

Under the terms of the U.S. Small Business Administration’s Paycheck Protection Program, or PPP, our $250,000 PPP loan was forgiven during the year ended December 31, 2022.

Grant income

Grant income of $83,333 during the year ended December 31, 2023 consisted of funding received under a National Institutes of Health Small Business Technology Transfer (STTR) Phase 1 grant, offset by related expenses. Grant income of $110,518 during the year ended December 31, 2022 consisted of funding received under a $256,000 National Institutes of Health Small Business Technology Transfer (STTR) Phase 1 grant, which we were awarded in September 2021.

Other income, net

For the year ended December 31, 2023, other income, net of $169,664 primarily related to an Employee Retention Tax Credit, gains from settlements of certain accrued expenses and realized and unrealized gain on investments. For the year ended December 31, 2022, Other income, net of $107,088 primarily related to gains from settlements of certain accrued expenses and unrealized gain on investments.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	December 31,
	2023	2022

Cash, Cash Equivalents and Investments	$11,065,995	$14,749,408

Working Capital	$10,327,134	$14,688,188

Availability of Additional Funds

Based upon our accumulated deficit of $167,056,381 as of December 31, 2023, along with our forecast for continued operating losses and our need for financing to fund our contemplated clinical trials, as of such date, we require additional equity and/or debt financing to continue our operations. However, based on cash on hand and investments as of December 31, 2023 and the receipt of approximately $8,100,000 in gross proceeds in February 2024 pursuant to the warrant exercises discussed below, management believes that we have sufficient cash to fund operations for the twelve months from the issuance of the financial statements included in this Annual Report.

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

“At-the-Market” Offering

In April 2023, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or the Sales Agent, under which we currently have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agent, up to an aggregate offering price of approximately $6,109,000 in what is commonly referred to as an “at-the-market”, or ATM, program. During the year ended December 31, 2023, we sold 132,827 shares of our common stock under the ATM program with the Sales Agent at a weighted-average gross price of approximately $4.68 per share and raised approximately $622,000 of gross proceeds. The total commissions and related legal fees were approximately $127,000, and we received net proceeds of approximately $495,000. As of December 31, 2023, we had remaining capacity to sell up to an additional approximately $5,487,000 of common stock under the ATM program.

Registered Direct Offering

In July 2023, we sold an aggregate of 685,033 shares of our common stock in a registered direct public offering. We received net proceeds of approximately $1,831,000 from the offering.

Warrant Exercises

In February 2024, we received gross proceeds of approximately $8,100,000 pursuant to the exercise of outstanding warrants. See Item 1 (“Business – Business Development – Material Events During 2024”) for additional information.

Cash Flows

During the years ended December 31, 2023 and 2022, our sources and uses of cash were as follows:

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(6,430,211)	$(5,913,100)
Net cash provided by (used in) investing activities	3,252,043	(13,399,855)
Net cash provided by financing activities	2,351,343	-
Net decrease in cash	$(826,825)	$(19,312,955)

Net Cash Used in Operating Activities

Net cash used in operating activities was $6,430,211 for the year ended December 31, 2023, primarily due to cash used to fund the net loss of $14,415,484, which was partially offset by non-cash expenses of $7,469,947 related primarily to stock-based compensation and $515,326 of cash provided by changes in our operating assets and liabilities. Net cash used in operating activities was $5,913,100 for the year ended December 31, 2022, primarily due to cash used to fund the net loss of $18,494,769 and a non-cash gain of $250,000 on forgiveness of our PPP loan, which was partially offset by non-cash expenses of $12,567,525 related primarily to stock-based compensation and $14,144 of cash provided by changes in operating assets and liabilities.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities increased by $16,731,432 for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to the initial use of cash in the amount of $16,000,000 for the purchase of investments held in marketable securities made in 2022 for which there was no corresponding activity in 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $2,351,343 for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to the net proceeds from the ATM and registered direct public offerings of our common stock.

Effects of Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or the use of different estimates that we reasonably could have used in the current period would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above.

For a detailed discussion of our significant accounting policies and related judgments, see Note 2 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements for the years ended December 31, 2023 and 2022 included elsewhere in this Annual Report following Item 16 (“Form 10-K Summary”).

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2023.

Management has completed such evaluation and has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of December 31, 2023 were not effective.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2023 was not effective.

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

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include:

●	Management personnel, including our Chief Financial Officer, are overseeing the financial reporting process and implementation of enhanced controls and governance;
●	Engagement of external financial consulting firm to continue to enhance financial reporting, financial operations and internal controls; and
●	Documentation of key procedures and controls using a risk-based approach.

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

Changes in Internal Control Over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting that occurred during our fourth quarter of 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions Held
Lance Alstodt	53	Chief Executive Officer, President and Chairman of the Board
Francisco Silva	49	Vice President of Research and Development, Secretary and Director
Robert E. Kristal	57	Chief Financial Officer
Robert Paccasassi	55	Vice President of Quality Assurance/Regulatory Compliance
Nickolay Kukekov, Ph.D.	50	Director, Compensation Committee Chair
Patrick F. Williams	51	Director, Audit Committee Chair
David Rosa	60	Director, Nominating Committee Chair

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

Name	Class	Term Expires

Lance Alstodt	III	2026
Francisco Silva	II	2025
Nickolay Kukekov	I	2024
Patrick F. Williams	III	2026
David Rosa	II	2025

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

Delinquent Section 16(a) Beneficial Ownership Reports

Section 16 of the Exchange Act requires that reports of beneficial ownership of common stock and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2023. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission, during the fiscal year ended December 31, 2023, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that each of Mr. Alstodt and Mr. Silva filed one Form 4 late (each reporting one transaction) and Dale Broadrick, a 10% stockholder, filed three Forms 4 late (reporting an aggregate of eight transactions).

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

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2023 and 2022 by (i) our principal executive officer, and (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as an executive officer as of December 31, 2023 and whose total compensation for the 2023 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the Named Executive Officers):

Name and Principal Position	Year	Salary	Bonus		Stock Awards(1)	Option Awards(1)	All Other Compensation	Total
Lance Alstodt	2023	$479,167	$475,000	(2)	$-	$300,000	$-	$1,254,167
Chief Executive Officer	2022	$400,000	$-	(2)	$52,364	$-	$-	$452,364

Francisco Silva	2023	$454,167	$437,500	(3)	$-	$300,000	$-	$1,191,667
VP, Research and Development	2022	$375,000	$-	(3)	$52,364	$-	$-	$427,364

Robert Kristal	2023	$240,624	$127,500	(4)	$-	$250,000	$-	$618,124
Chief Financial Officer	2022	$175,000	$-	(4)	$-	$-	$-	$175,000

(1)	Amounts reflect the aggregate grant date fair value of grants made in the fiscal year computed in accordance with stock-based accounting rules (FASB ASC Topic 718-Stock Compensation). Assumptions used in the calculations of these amounts are included in Note 8 to our consolidated financial statements included in this Annual Report.
(2)	The 2023 Bonus amount represents (a) a discretionary bonus is the amount of $250,000 in consideration of 2023 services which was paid in 2024 and (b) a discretionary bonus in the amount of $225,000 in consideration of 2022 services which was paid in 2023.
(3)	The 2023 Bonus amount represents (a) a discretionary bonus in the amount of $225,000 in consideration of 2023 services which was paid in 2024 and (b) a discretionary bonus in the amount of $212,500 in consideration of 2022 services which was paid in 2023.
(4)	The 2023 Bonus amount represents (a) a discretionary bonus in the amount of $75,000 in consideration of 2023 services which was paid in 2024 and (b) a discretionary bonus in the amount of $52,500 in consideration of 2022 services which was paid in 2023.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2023 to the Named Executive Officers:

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested		Market value of shares of units that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Lance Alstodt	293,479	-		-	$5.08	3/18/2031	-		$-	-	$-

Lance Alstodt	34,174	7,885	(1)	-	$5.08	11/4/2031	-		$-	-	$-

Lance Alstodt	53,381	53,381	(2)	-	$2.91	2/17/2033	-		$-	-	$-

Lance Alstodt	-	-		-	$-	-	48,913	(3)	$85,104	-	$-

Francisco Silva	3				$18,800	2/18/2024	-		$-	-	$-

Francisco Silva	1				$18,800	3/12/2024	-		$-	-	$-

Francisco Silva	9				$18,800	10/23/2024	-		$-	-	$-

Francisco Silva	6				$18,800	9/4/2025	-		$-	-	$-

Francisco Silva	15				$14,920	6/10/2026	-		$-	-	$-

Francisco Silva	20				$11,200	7/12/2027	-		$-	-	$-

Francisco Silva	25				$4,920	10/29/2028	-		$-	-	$-

Francisco Silva	293,479	-		-	$5.08	3/18/2031	-		$-	-	$-

Francisco Silva	34,174	7,885	(1)	-	$5.08	11/4/2031	-		$-	-	$-

Francisco Silva	53,381	53,381	(2)	-	$2.91	2/17/2033	-		$-	-	$-

Francisco Silva	-	-		-	$-	-	48,913	(3)	$85,104	-	$-

Robert Kristal	10,490	-		-	$5.08	11/4/2031	-		$-	-	$-

Robert Kristal	44,484	44,484	(2)	-	$2.91	2/17/2033	-		$-	-	$-

(1)	Option becomes exercisable in three nearly equal quarterly installments beginning on February 4, 2024.

(2)	Option becomes exercisable in eight nearly equal quarterly installments beginning on February 17, 2024.

(3)	Restricted stock vests on March 18, 2024.

Employment Agreements

Lance Alstodt

Effective November 16, 2020, Mr. Alstodt was elected our Chief Executive Officer, President and Chairman of the Board. On March 18, 2021, we entered into an employment agreement with Mr. Alstodt which provides for a term ending on March 18, 2026. Pursuant to the employment agreement, Mr. Alstodt currently is entitled to receive an annual salary of $550,000 (giving effect to a $150,000 performance salary increase received in November 2021 and $50,000 annual increases in salary pursuant to his employment agreement). Concurrently with the execution of the employment agreement, we granted to Mr. Alstodt pursuant to the 2021 Plan (i) a ten year option for the purchase of 293,479 shares of our common stock at an exercise price of $47.60 per share (which exercise price was subsequently reduced to $13.50 per share and further reduced to $5.08 per share) and (ii) 146,740 restricted stock units, or RSUs. The option vested to the extent of 50% thereof on the date of grant, 12.5% on November 4, 2021 and the balance in six equal quarterly installments commencing on December 18, 2021. The RSUs vest in three equal annual installments on the first, second and third anniversaries of the date of grant. In the event that Mr. Alstodt’s employment is terminated by us without “cause”, or Mr. Alstodt terminates his employment for “good reason” (each as defined in the employment agreement), Mr. Alstodt will be entitled to receive severance in an amount up to one time his then annual base salary. If Mr. Alstodt’s employment with us is terminated without cause, the option granted to Mr. Alstodt will remain exercisable until its expiration date notwithstanding such termination of employment with us. In addition, the RSUs granted to Mr. Alstodt will vest in the event of the termination of his employment without cause or in the event of a change in control (as defined in the 2021 Plan). In March 2022, we and Mr. Alstodt agreed that, in lieu of a $50,000 increase in his annual salary (as provided for in his employment agreement), we issued to Mr. Alstodt 12,438 RSUs (having a value of $50,000), which RSUs vested in twelve equal monthly installments. Such grant was in consideration of Mr. Alstodt deferring his right to receive the $50,000 increase in his salary for one year.

Francisco Silva

On March 18, 2021, we and Mr. Silva entered into an employment agreement which provides for a term ending on March 18, 2026. Pursuant to the employment agreement, Mr. Silva is currently entitled to receive an annual salary of $525,000 (giving effect to a $150,000 performance salary increase received in November 2021 and $50,000 annual increases in salary pursuant to his employment agreement). Concurrently with the execution of the employment agreement, we granted to Mr. Silva pursuant to the 2021 Plan (i) a ten year option for the purchase of 293,479 shares of our common stock at an exercise price of $47.60 per share (which exercise price was subsequently reduced to $13.50 per share and further reduced to $5.08 per share) and (ii) 146,740 RSUs. The option vested to the extent of 50% thereof on the date of grant, 12.5% on November 4, 2021 and the balance in six equal quarterly installments commencing on December 18, 2021. The RSUs vest in three equal annual installments on the first, second and third anniversaries of the date of grant. In the event that Mr. Silva’s employment is terminated by us without “cause”, or Mr. Silva terminates his employment for “good reason” (each as defined in the employment agreement), Mr. Silva will be entitled to receive severance in an amount up to one time his then annual base salary. If Mr. Silva’s employment with us is terminated without cause, the option granted to Mr. Silva will remain exercisable until its expiration date notwithstanding such termination of employment with us. In addition, the RSUs granted to Mr. Silva will vest in the event of the termination of his employment without cause or in the event of a change in control (as defined in the 2021 Plan). In March 2022, we and Mr. Silva agreed that, in lieu of a $50,000 increase in his annual salary (as provided for in his employment agreement), we issued to Mr. Silva 12,438 RSUs (having a value of $50,000), which RSUs vested in twelve equal monthly installments. Such grant was in consideration of Mr. Silva deferring his right to receive the $50,000 increase in his salary for one year.

Director Compensation

The following table sets forth certain information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2023:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Nickolay Kukekov	$30,000	$-	$90,000	(1)	$-	$-	$-	$120,000
Patrick F. Williams	$30,000	$-	$90,000	(2)	$-	$-	$-	$120,000
David Rosa	$30,000	$-	$90,000	(3)	$-	$-	$-	$120,000

(1)	As of December 31, 2023, Dr. Kukekov held options for the purchase of 57,264 shares of common stock.

(2)	As of December 31, 2023, Mr. Williams held options for the purchase of 42,518 shares of common stock.

(3)	As of December 31, 2023, Mr. Rosa held options for the purchase of 42,518 shares of common stock.

Dr. Kukekov and Messrs. Williams and Rosa, our non-employee directors, as compensation for their services as a director, are entitled to receive per annum $30,000 in cash and $90,000 in option grants.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Stockholders

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of March 20, 2024, known by us, through transfer agent records and reports filed with the SEC, to be held by: (i) each person who beneficially owns 5% or more of the shares of common stock then outstanding; (ii) each of our directors; (iii) each of our Named Executive Officers (as defined above); and (iv) all of our directors and executive officers as a group. The following table also sets forth certain information regarding the beneficial ownership of our Series B preferred stock as of March 20, 2024.

The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act. To our knowledge, and unless otherwise indicated, each stockholder has sole voting power and investment power over the shares listed as beneficially owned by such stockholder, subject to community property laws where applicable. Percentage ownership is based on 6,769,919 shares of common stock (exclusive of the shares of common stock issuable to Auctus Fund, LLC, or Auctus, as discussed in footnote (10) to the following table) and 1,398,158 shares of Series B preferred stock outstanding as of March 20, 2024.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Approximate Percent of Class	Number of Shares of Series B Preferred Stock Beneficially Owned		Approximate Percent of Class
Directors and Executive Officers
Lance Alstodt(1)	790,805	(2)	10.7%	-		-
Francisco Silva(1)	756,666	(3)	10.3%	-		-
Robert Kristal(1)	205,668	(4)	3.0%	-		-
Nickolay Kukekov	95,510	(5)	1.4%	-		-
Patrick F. Williams	82,341	(5)	1.2%	-		-
David Rosa	82,341	(5)	1.2%	-		-
All directors and executive officers as a group (7 persons)	2,186,862	(6)	25.4%	-		-
Certain Beneficial Owners
Dale Broadrick(7)	926,126	(8)	13.7%	-		-
Auctus Fund, LLC(9) Auctus Fund Management LLC(9) Alfred Sollami(9) Louis Posner(9)	679,753	(10)	9.99%	1,398,158	(11)	100%

*	Less than 1%

(1)	Address is c/o BioRestorative Therapies, Inc., 40 Marcus Drive, Suite One, Melville, New York 11747.

(2)	Includes 618,933 shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days.

(3)	Includes 597,079 shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days and 12,136 shares of common stock held by Mr. Silva in a retirement account.

(4)	Includes 197,674 shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days.

(5)	Represents shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days.

(6)	Includes 1,847,409 shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days.

(7)	Address is 3003 Brick Church Pike, Nashville, Tennessee

(8)	Based upon Amendment No. 9 to Schedule 13D and Forms 4 filed with the SEC. Includes 1,109 shares common stock issuable upon the exercise of currently exercisable warrants and 477,972 shares of common stock held by Fleetco Inc. of which Mr. Broadrick is a 93% stockholder.

(9)	Address is 545 Boylston Street, 2nd Floor, Boston, Massachusetts 02116.

(10)	Based upon Amendment No. 2 to Schedule 13G filed with the SEC and other filings made by us with the SEC. Auctus holds a warrant for the purchase of up to 1,257,435 shares of our common stock. In addition, Auctus’ shares of Series B preferred stock are convertible into an aggregate of 1,398,158 shares of our common stock. In connection with the transaction in which the warrants were issued to Auctus, we issued to Auctus certain shares of our common stock and have agreed to issue to Auctus, upon receipt of notice from Auctus, subject to the limitation discussed below, 1,351,580 shares of our common stock, or the Additional Shares. However, such warrant is not exercisable for the purchase of our common stock, such Series B preferred stock is not convertible into shares of our common stock and the Additional Shares are not issuable to the extent Auctus would beneficially own, after such exercise, conversion or issuance, more than 9.99% of our outstanding shares of common stock. Auctus has advised that, as of March 20, 2024, it owned 645,320 shares of common stock, which represented 9.5% of the then 6,769,919 outstanding shares of common stock, and that the Additional Shares are issuable to it, upon notice from it, to the extent that such issuances would not result in Auctus beneficially owning after such issuances more than 9.99% of our outstanding shares of common stock. Based upon the foregoing, as of March 20, 2024, 34,433 Additional Shares are issuable to Auctus (to comply with the 9.99% beneficial ownership limitation), the remaining Additional Shares are not issuable, Auctus’ warrant is not currently exercisable for the purchase of shares of common stock and its Series B preferred stock is not currently convertible into shares of common stock. The number of shares of common stock beneficially owned by Auctus includes the 34,433 Additional Shares currently issuable to it. Without the 9.99% limitation discussed above, Auctus would have beneficial ownership of 4,652,493 shares of common stock.

(11)	Pursuant to the Certificate of Designations of Preferred Stock with regard to the Series B preferred stock, Auctus, as the sole holder of the 1,398,158 outstanding shares of Series B preferred stock, is entitled to vote such shares based on the number of shares of common stock into which such shares are convertible (currently 1,398,158); however, pursuant to such Certificate of Designations of Preferred Stock, as indicated in footnote (10), such Series B preferred stock is not convertible into shares of common stock to the extent Auctus would beneficially own, after such conversion, more than 9.99% of our then outstanding shares of common stock. Since Auctus has advised that, as of March 20, 2024, it owned 645,320 shares of common stock, which represented 9.5% of the outstanding shares of common stock, and, as indicated in footnote (10) above, 34,433 Additional Shares are issuable to it, Auctus’ Series B preferred stock is not currently convertible into shares of common stock. Accordingly, as of March 20, 2024, Auctus, as the sole holder of the Series B preferred stock, is not entitled to any votes for such shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2023 with respect to compensation plans (including individual compensation arrangements) under which our common stock are authorized for issuance, aggregated as follows:

●	All compensation plans previously approved by security holders; and
●	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,466,892	$4.11	2,063,311	(1)
Total	1,466,892	$4.11	2,063,311

(1)	Includes 97,824 unvested restricted stock units outstanding at December 31, 2023.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Marcum LLP served as our independent registered public accountants for the years ended December 31, 2023 and 2022.

The following is a summary of the fees billed or expected to be billed to us by Marcum LLP, our independent registered public accountants, for professional services rendered with respect to the fiscal years ended December 31, 2023 and 2022 and by Friedman LLP, our former independent registered public accountants, for professional services rendered with respect to the fiscal year ended December 31, 2022:

	2023	2022
	Marcum LLP	Marcum LLP	Friedman LLP
Audit Fees (1)	$101,500	$65,000	$30,000
Audit-Related Fees (2)	37,000	2,500	4,000
Tax Fees (3)	-	-	-
All Other Fees (4)	-	-	-
	$138,500	$67,500	$34,000

(1)	Audit Fees consist of fees billed and expected to be billed for services rendered for the audit of our consolidated financial statements for the fiscal years ended December 31, 2023 and 2022, and the review of our condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit of our financial statements and in connection with the filing of Forms S-1, S-3 and S-8 registration statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed for professional services related to preparation of our U.S. federal and state income tax returns and tax advice.

(4)	All Other Fees consist of fees billed for products and services provided by our independent registered public accountants, other than those disclosed above.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated December 29, 2022, wherein such document is identified as Exhibit 3.3
3.2	Certificate of Designations of Series B Preferred Stock, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated December 29, 2022, wherein such document is identified as Exhibit 3.4
3.3	Bylaws, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated December 29, 2022, wherein such document is identified as Exhibit 3.5
10.1	License Agreement, dated as of January 27, 2012, between Regenerative Sciences, LLC and BioRestorative Therapies, Inc. (“License Agreement”), incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.44
10.2	Amendment to License Agreement, dated March 21, 2012, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.45
10.3	Amendment to License Agreement, dated November 30, 2015, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, wherein such document is identified as Exhibit 10.20
10.4	Letter agreement, dated November 21, 2022, by and among BioRestorative Therapies, Inc., Regenerative Sciences, LLC and Regenexx, LLC with regard to License Agreement, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, wherein such document is identified as Exhibit 10.4
10.5	Lease, dated as of August 25, 2014, between BioRestorative Therapies, Inc. and 50 Republic Road, LLC, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated August 25, 2014, wherein such document is identified as Exhibit 99.1
10.6	Lease Amendment, dated as of June 4, 2019, between 50 Republic Road, LLC and BioRestorative Therapies, Inc., incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, wherein such document is identified as Exhibit 10.37
10.7	BioRestorative Therapies, Inc. 2021 Stock Incentive Plan, as amended*
10.8	Executive Employment Agreement, dated as of March 18, 2021, by and between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated March 18, 2021, wherein such document is identified as Exhibit 99.2
10.9	Executive Employment Agreement, dated as of March 18, 2021, by and between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated March 18, 2021, wherein such document is identified as Exhibit 99.3

10.10	Non-Qualified Stock Option Award Agreement, dated as of March 18, 2021, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated March 18, 2021, wherein such document is identified as Exhibit 99.4
10.11	Non-Qualified Stock Option Award Agreement, dated as of March 18, 2021, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated March 18, 2021, wherein such document is identified as Exhibit 99.5
10.12	Executive Employment Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Robert Kristal*
10.13	Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated November 4, 2021, wherein such document is identified as Exhibit 99.2
10.14	Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated November 4, wherein such document is identified as Exhibit 99.3
10.15	Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Nickolay Kukekov, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.15
10.16	Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Patrick F. Williams, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.16
10.17	Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and David Rosa, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.17
10.18	Amendment No. 1 to Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.18
10.19	Amendment No. 1 to Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.19
10.20	Common Stock Purchase Warrant, dated November 9, 2021, issued by BioRestorative Therapies, Inc. pursuant to public offering, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.20
10.21	Common Stock Purchase Warrant, dated November 9, 2021, issued by BioRestorative Therapies, Inc. to Auctus Fund, LLC, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.21
10.22	Amendment No. 2 to Non-Qualified Stock Option Award Agreement, dated as of December 10, 2021, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.22

10.23	Amendment No. 2 to Non-Qualified Stock Option Award Agreement, dated as of December 10, 2021, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.23
10.24	Amendment No. 1 to Non-Qualified Stock Option Award Agreement, dated as of December 10, 2021, between BioRestorative Therapies, Inc. and Nickolay Kukekov, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.24
10.25	Amendment No. 1 to Non-Qualified Stock Option Award Agreement, dated as of December 10, 2021, between BioRestorative Therapies, Inc. and Patrick F. Williams, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.25
10.26	Amendment No. 1 to Non-Qualified Stock Option Award Agreement, dated as of December 10, 2021, between BioRestorative Therapies, Inc. and David Rosa, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.26
10.27	Executive Employment Agreement, dated as of December 29, 2021, between BioRestorative Therapies, Inc. and Robert Paccasassi*
10.28	Incentive Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, wherein such document is identified as Exhibit 10.28
10.29	Incentive Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, wherein such document is identified as Exhibit 10.29
10.30	Incentive Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and Robert Kristal, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, wherein such document is identified as Exhibit 10.30
10.31	Incentive Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and Robert Paccasassi, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, wherein such document is identified as Exhibit 10.31
10.32	Non-Qualified Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and Nickolay Kukekov, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, wherein such document is identified as Exhibit 10.32
10.33	Non-Qualified Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and Patrick F. Williams, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, wherein such document is identified as Exhibit 10.33
10.34	Non-Qualified Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and David Rosa, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, wherein such document is identified as Exhibit 10.34

10.35	Capital on Demand™ Sales Agreement, dated as of April 14, 2023, by and between BioRestorative Therapies, Inc. and JonesTrading Institutional Services LLC, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated April 14, 2023, wherein such document is identified as Exhibit 1.1
10.36	Incentive Stock Option Award Agreement, dated as of February 13, 2024, between BioRestorative Therapies, Inc. and Lance Alstodt*
10.37	Incentive Stock Option Award Agreement, dated as of February 13, 2024, between BioRestorative Therapies, Inc. and Francisco Silva*
10.38	Incentive Stock Option Award Agreement, dated as of February 13, 2024, between BioRestorative Therapies, Inc. and Robert Kristal*
10.39	Incentive Stock Option Award Agreement, dated as of February 13, 2024, between BioRestorative Therapies, Inc. and Robert Paccasassi*
10.40	Non-Qualified Stock Option Award Agreement, dated as of February 13, 2024, between BioRestorative Therapies, Inc. and Nickolay Kukekov*
10.41	Non-Qualified Stock Option Award Agreement, dated as of February 13, 2024, between BioRestorative Therapies, Inc. and Patrick F. Williams*
10.42	Non-Qualified Stock Option Award Agreement, dated as of February 13, 2024, between BioRestorative Therapies, Inc. and David Rosa*
14	Code of Ethics, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 14
21	Subsidiaries, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, wherein such document is identified as Exhibit 21
23	Independent Registered Public Accounting Firm’s Consent*
31.1	Principal Executive Officer Certification*
31.2	Principal Financial Officer Certification*
32	Section 1350 Certification**
97	Clawback Policy*
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Schema Document *
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

ITEM 16.	FORM 10-K SUMMARY.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIORESTORATIVE THERAPIES, INC.

Dated: March 29, 2024	By:	/s/ Lance Alstodt
Lance Alstodt
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Lance Alstodt	Chief Executive Officer, President, Chairman of the Board and Director	March 29, 2024
Lance Alstodt	(Principal Executive Officer)

/s/ Francisco Silva	Vice President, Research and Development and Director	March 29, 2024
Francisco Silva

/s/ Robert E. Kristal	Chief Financial Officer	March 29, 2024
Robert E. Kristal	(Principal Financial Officer and Principal Accounting Officer)

/s/ Nickolay Kukekov	Director	March 29, 2024
Nickolay Kukekov

/s/ Patrick F. Williams	Director	March 29, 2024
Patrick F. Williams

/s/ David Rosa	Director	March 29, 2024
David Rosa

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIORESTORATIVE THERAPIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

BioRestorative Therapies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioRestorative Therapies, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Marcum LLP

We have served as the Company’s auditor since 2020.

Marlton, New Jersey

March 29, 2024

BIORESTORATIVE THERAPIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
Assets

Current Assets:
Cash and cash equivalents	$884,377	$1,713,772
Investments held in marketable securities	10,181,618	13,035,636
Accounts receivable	19,300	16,000
Prepaid expenses and other current assets	305,231	363,082
Total Current Assets	11,390,526	15,128,490
Property and equipment, net	356,055	261,003
Right-of-use assets	151,447	241,760
Intangible assets, net	713,692	803,438
Total Assets	$12,611,720	$16,434,691

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$189,389	$170,902
Accrued expenses and other current liabilities	711,686	130,072
Lease liability, current portion	162,317	139,328
Total Current Liabilities	1,063,392	440,302
Lease liability, net of current portion	-	162,317
Total Liabilities	1,063,392	602,619

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized;
Series B Convertible Preferred Stock; 1,543,158 shares designated, 1,398,158 and 1,518,158 shares issued and outstanding at December 31, 2023 and 2022, respectively	13,982	15,182
Common stock, $0.0001 par value; 75,000,000 shares authorized; 4,706,917 and 3,677,775 shares issued and outstanding at December 31, 2023 and 2022, respectively	471	369
Additional paid-in capital	178,590,256	168,457,418
Accumulated deficit	(167,056,381)	(152,640,897)
Total Stockholders’ Equity	11,548,328	15,832,072
Total Liabilities and Stockholders’ Equity	$12,611,720	$16,434,691

The accompanying notes are an integral part of these consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2023	2022

Revenues, net	$145,800	$119,800

Operating Expenses:
Research and development	4,034,591	3,513,352
General and administrative	11,331,983	15,580,473
Total Operating Expenses	15,366,574	19,093,825
Loss From Operations	(15,220,774)	(18,974,025)

Other Income:
Interest income	(552,293)	(11,650)
Gain on PPP loan forgiveness	-	(250,000)
Grant income	(83,333)	(110,518)
Other income	(169,664)	(107,088)
Total Other Income	(805,290)	(479,256)
Net Loss	$(14,415,484)	$(18,494,769)

Net Loss Per Share - Basic and Diluted	$(3.42)	$(5.11)

Weighted Average Common Shares Outstanding -
Basic and Diluted	4,218,347	3,617,858

The accompanying notes are an integral part of these consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Series A Convertible		Series B Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2022	1,543,158	$15,432	-	$-	3,520,391	$353	$155,727,292	$(134,146,128)	$21,596,949

Issuance of Series B Convertible Preferred Stock in exchange for Series A Convertible Preferred Stock	(1,543,158)	(15,432)	1,543,158	15,432	-	-	-	-	-
Warrants issued in connection with license exclusivity agreement	-	-	-	-	-	-	117,030	-	117,030
Conversion of Series B Convertible Preferred Stock into common stock	-	-	(25,000)	(250)	25,000	3	247	-	-
Stock-based compensation:
Restricted share units	-	-	-	-	116,486	11	4,735,097	-	4,735,108
Options	-	-	-	-	-	-	7,741,864	-	7,741,864
Common stock	-	-	-	-	15,898	2	135,888	-	135,890
Net loss	-	-	-	-	-	-	-	(18,494,769)	(18,494,769)

Balance - December 31, 2022	-	-	1,518,158	15,182	3,677,775	369	168,457,418	(152,640,897)	15,832,072
Stock-based compensation:
Restricted share units	-	-	-	-	89,840	9	4,633,655	-	4,633,664
Options	-	-	-	-	-	-	3,141,803	-	3,141,803
Common stock	-	-	-	-	1,442	-	7,500	-	7,500
Conversion of Series B Convertible Preferred Stock into common stock	-	-	(120,000)	(1,200)	120,000	12	1,188	-	-
Issuance and sale of common stock, net of issuance costs	-	-	-	-	817,860	81	2,348,692	-	2,348,773
Net loss	-	-	-	-	-	-	-	(14,415,484)	(14,415,484)

Balance - December 31, 2023	-	$-	1,398,158	$13,982	4,706,917	$471	$178,590,256	$(167,056,381)	$11,548,328

The accompanying notes are an integral part of these consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2023	2022

Cash Flows From Operating Activities:
Net loss	$(14,415,484)	$(18,494,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	165,735	120,545
Dividend and interest income	(569,068)	(76,004)
Stock-based compensation	7,782,967	12,612,862
Gain on PPP loan forgivesness	-	(250,000)
Non-cash lease expense	90,313	160,122
Changes in operating assets and liabilities:
Accounts receivable	(3,300)	(11,000)
Prepaid expenses and other current assets	57,851	73,099
Accounts payable	18,487	120,075
Accrued expenses and other current liabilities	581,616	(4,898)
Lease liability	(139,328)	(163,132)
Net Cash Used In Operating Activities	(6,430,211)	(5,913,100)

Cash Flows From Investing Activities:
Sale of marketable securities	20,964,373	9,492,304
Purchase of marketable securities	(17,541,287)	(22,451,936)
Purchase of intangible assets	-	(175,000)
Purchases of equipment	(171,043)	(265,223)
Net Cash Provided By (Used In) Investing Activities	3,252,043	(13,399,855)

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock in ATM transactions	497,353	-
Net proceeds from issuance of common stock in registered direct offering	1,853,990	-
Net Cash Provided By Financing Activities	2,351,343	-
Net Decrease In Cash and Cash Equivalents	(826,825)	(19,312,955)
Cash and Cash Equivalents - Beginning of the Year	1,713,772	21,026,727
Cash and Cash Equivalents - End of the Year	$886,947	$1,713,772

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Warrants issued as consideration for intangible assets	$-	$117,030

The accompanying notes are an integral part of these consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION, LIQUIDITY AND BUSINESS OPERATIONS

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

Liquidity

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. For the year ended December 31, 2023, the Company had a net loss of $14.4 million (of which, $7.8 million was attributable to non-cash stock-based compensation) and negative cash flows from operations of $6.4 million. The Company anticipates that it will continue to incur net losses and negative cash flows from operations as it executes its development plans for 2024 and beyond, as well as other potential strategic and business development initiatives. The Company has previously funded, and plans to continue funding, these losses primarily through current cash on hand, investments in marketable securities and additional infusions of cash from equity and debt financing. Subsequent to December 31, 2023, the Company raised gross proceeds of approximately $8.1 million in connection with a warrant exercise program, which is further discussed in Note 10 – Subsequent Events.

Based on cash on hand as of the date these financial statements were issued, which includes $8.1 million of gross proceeds from the warrant exercise program, the Company believes it has sufficient cash on hand in order to fund operations for at least the twelve months after the issuance date of these financial statements.

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

Business Operations

BRT develops therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells. BRT’s website is at www.biorestorative.com. The information contained in the website or connected thereto is not intended to be incorporated by reference into the accompanying financial statements or these footnotes. BRT is currently developing a Disc/Spine Program referred to as “brtxDISC”. Its lead cell therapy candidate, BRTX-100, is a product formulated from autologous (or a person’s own) cultured mesenchymal stem cells collected from the patient’s bone marrow. The product is intended to be used for the non-surgical treatment of painful lumbosacral disc disorders or as a complimentary therapeutic to a surgical procedure. BRT is also engaging in research efforts with respect to a platform technology utilizing brown adipose (fat) for therapeutic purposes to treat type 2 diabetes, obesity and other metabolic disorders and has labeled this initiative its ThermoStem Program. Further, BRT has licensed a patented curved needle device that is a needle system designed to deliver cells and/or other therapeutic products or material to the spine and discs or other potential sites.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Stem Pearls. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company bases its estimates and assumptions on historical experience, known or expected trends and various other assumptions that it believes to be reasonable. As future events and their effects cannot be determined with precision, actual results could differ from these estimates which may cause the Company’s future results to be affected.

Reclassifications

Certain prior period balance sheet, statement of operations and statement of cash flows amounts have been reclassified to conform to the Company’s fiscal 2023 presentation. These reclassifications have no impact on the Company’s previously reported net loss.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution. The Company maintains deposits in its cash account in excess of the Federal Depository Insurance Coverage limit of $250,000. As of December 31, 2023, the Company had not experienced losses on this account.

The royalties related to the Company’s sublicense comprised 100% of the Company’s revenue during the years ended December 31, 2023 and 2022. See “Revenue Recognition” below.

Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.

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

The Company’s contracted transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s contracts have a single performance obligation which is not separately identifiable from other promises in the contracts and is, therefore, not distinct. The Company’s performance obligation is satisfied upon the transfer of risk of loss to the customer. The timing of the Company’s revenue recognition may differ from the timing of receiving royalty payments. A receivable is recorded when revenue is recognized prior to receipt of a royalty payment and the Company has an unconditional right to the royalty payment. Alternatively, when a royalty payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. During the years ended December 31, 2023 and 2022, the Company recognized $145,800 and $119,800, respectively, of revenue related to the Company’s sublicenses.

Practical Expedients

As part of ASC 606, the Company has adopted several practical expedients including:

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of December 31, 2023 or 2022.

Accounts Receivable

Accounts receivable are carried at their contractual amounts, less a provision for current expected credit losses. The reserve represents the Company’s best estimate of expected credit losses it may experience in the Company’s receivable portfolio. Management estimates the allowance for credit losses based on an ongoing review of existing economic conditions, the financial conditions of the customers, historical trends in credit losses, and the amount and age of past due accounts. The Company writes off accounts receivable against the provision for current expected credit losses when a balance is determined to be uncollectible. The Company did not record a provision for current expected credit losses as of December 31, 2023 or 2022.

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

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles - Goodwill and Other. Definite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets and right-of-use assets from operating leases, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the years ended December 31, 2023 and 2022, we determined that there was no impairment charge for our long-lived assets.

Fair Value of Financial Instruments

Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured using inputs in one of the following three categories:

Level 1 measurements are based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.

Level 2 measurements are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active or market data other than quoted prices that are observable for the assets or liabilities.

Level 3 measurements are based on unobservable data that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

The Company considers cash and cash equivalents, investments held in marketable securities, accounts receivable, accounts payable and accrued liabilities to meet the definition of financial instruments. As of December 31, 2023 and 2022, the carrying amount of cash and cash equivalents, investments held in marketable securities, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment.

	Fair value measurements at reporting date using:
	Fair value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities as of December 31, 2023	$10,181,618	$10,181,618	-	-
Marketable securities as of December 31, 2022	$13,035,636	$13,035,636	-	-

During the years ended December 31, 2023 and 2022, the Company recognized aggregate dividend and interest income of $569,068 and $76,004 respectively, on its marketable securities, which was included within other income on its consolidated statements of operations.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The dilutive effect, if any, of stock options and warrants are calculated using the treasury stock method. All outstanding convertible preferred stock is considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, options, warrants, and convertible preferred stock have been excluded from the Company’s computation of diluted net loss per common share for the periods presented.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	For the Years Ended
	December 31,
	2023	2022
Stock options	1,466,892	864,639
Warrants	4,791,019	4,791,082
Unvested RSUs	97,827	201,870
Convertible Preferred Stock	1,398,158	1,518,158
	7,753,896	7,375,749

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date and then is recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period, on a straight-line basis. The Company computes the fair value of equity-classified warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are recorded as incurred as a reduction of amounts previously expensed.

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

The Company utilizes ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the consolidated statements of operations.

Leases

The Company determines whether an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in our consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise the option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires entities to estimate all expected credit losses for financial assets measured at amortized cost basis, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company adopted this guidance on January 1, 2023. The adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2023	2022

Medical equipment	$352,133	$352,133
Furniture and fixtures	123,486	123,486
Computer software and equipment	136,205	117,544
Office equipment	18,779	18,779
Manufacturing equipment	395,232	242,852
Leasehold improvements	342,048	342,048
	1,367,883	1,196,842
Less: accumulated depreciation	(1,011,828)	(935,839)
Property and equipment, net	$356,055	$261,003

Total depreciation expense for the years ended December 31, 2023 and 2022 was $75,989 and $42,212, respectively. Depreciation expense is reflected in general and administrative expenses and research and development expenses in the consolidated statements of operations.

NOTE 4 - INTANGIBLE ASSETS

The Company is a party to a license agreement with the SCTC (as amended) (the “SCTC Agreement”). Pursuant to the SCTC Agreement, the Company obtained, among other things, a worldwide (excluding Asia and Argentina), exclusive, royalty-bearing license from the SCTC to utilize or sublicense a certain method for culturing cells and a worldwide, exclusive, royalty-bearing license from the SCTC to utilize or sublicense a certain medical device patent for the administration of specific cells and/or cell products to the disc and/or spine (and other parts of the body). Pursuant to the license agreement with the SCTC, certain performance milestones (or payouts in lieu of performance milestones) had to be satisfied in order for the Company to maintain its exclusive rights with regard to the disc/spine technology. The Company did not timely satisfy the third of these performance milestones (which needed to be satisfied by February 2022). Accordingly, such rights became non-exclusive. However, the Company and the SCTC entered into an amended agreement under which the Company paid $175,000 and issued 51,370 warrants, with a fair value of $117,030, in exchange for renewed exclusivity. The consideration transferred to the SCTC in exchange for exclusivity was capitalized to intangible assets on the Company’s consolidated balance sheet as of December 31, 2022.

In February 2017, the Company received authorization from the Food and Drug Administration (the “FDA”) to proceed with a Phase 2 clinical trial. In February 2022, the Company announced that the United States Patent and Trademark Office issued a notice of allowance for a patent application relating to the Company’s BRTX-100 clinical program. This patent was issued in March 2022.

Intangible assets consist of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization	Total
Balance as of January 1, 2022	$3,676	$1,301,500	$(715,436)	$589,740
Considertion transferred for license exclusivity	-	292,030	-	292,030
Amortization expense	-	-	(78,332)	(78,332)
Balance as of December 31, 2022	3,676	1,593,530	(793,768)	803,438
Amortization expense	-	-	(89,746)	(89,746)
Balance as of December 31, 2023	$3,676	$1,593,530	$(883,514)	$713,692
Weighted average remaining amortization period at December 31, 2023 (in years)	-	10.9

Amortization of intangible assets consists of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization
Balance as of January 1, 2022	$3,676	$711,760	$715,436
Amortization expense	-	78,332	78,332
Balance as of December 31, 2022	3,676	790,092	793,768
Amortization expense	-	89,746	89,746
Balance as of December 31, 2023	$3,676	$879,838	$883,514

Amortization expense for the next five years is as follows:

For the Years Ending December 31,	Total
2024	$89,746
2025	89,746
2026	89,746
2027	89,746
2028	89,746
$448,730

NOTE 5 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of:

	December 31,
	2023	2022
Accrued bonuses	$638,000	$26,250
Accrued general and adminstrative expenses	73,686	103,822
Total accrued expenses and other current liabilities	$711,686	$130,072

Note 6 - NOTES PAYABLE

A summary of the notes payable activity during the years ended December 31, 2023 and 2022 is presented below:

Outstanding, Janaury 1, 2022	$250,000
Issuance	-
Forgiveness	(250,000)
Outstanding, December 31, 2022	-
Issuance	-
Forgiveness	-
Outstanding, December 31, 2023	$-

Note 7 - STOCKHOLDERS’ EQUITY

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

Series B Preferred Stock

Effective September 8, 2022, the Company issued 1,543,158 shares of Series B to Auctus in exchange for an equal number of shares of the Company’s outstanding Series A. The terms of the Series B are substantially identical to those of the Series A, except that, among other things, the limitation on beneficial ownership of common stock of the Company upon a conversion of the Series B into Common Stock, and the limitation on the number of votes attributable to the Series B, is 9.99% of the then outstanding Common Stock of the Company instead of 4.99% as provided for the Series A. The Company is required, at all times, to reserve from its authorized and unissued Common Stock a sufficient number of shares to provide for the issuance of Common Stock upon the full conversion of the Series B. The Series B is not subject to redemption by the Company or any Series B holder. The exchange of Series A for Series B had no impact on the Company’s financial statements as of December 31, 2022.

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

Automatic Conversion - From time to time, in the event that an event occurs which has the effect of reducing a Series B holder’s beneficial ownership of shares of Common Stock to less than 9.5% of the then publicly disclosed outstanding shares of Common Stock, then, within five business days, the Series B holder is required to provide notice to the Company to such effect, which notice shall state the number of shares of Common Stock beneficially owned by the Series B holder and shall provide reasonable detail with regard thereto, including the number of derivative securities compromising a portion of such beneficial share amount. Such notice shall have the effect of a notice of conversion with respect to the conversion of such number of shares of Series B as would increase the Series B holder’s beneficial ownership of Common Stock to 9.99% of the then publicly disclosed outstanding shares of Common Stock.

On October 25, 2022, Auctus converted 25,000 shares of Series B into 25,000 shares of Common Stock. The number of shares of Series B remaining outstanding after this conversion was 1,518,158.

On April 4, 2023, Auctus converted 120,000 shares of Series B into 120,000 shares of Common Stock. As of December 31, 2023, the number of shares of Series B remaining outstanding after giving effect to such conversion was 1,398,158.

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

Compensatory Common Stock Issuance

During the year ended December 31, 2022, the Company issued 15,898 shares of immediately vested common stock with an aggregate value of $135,888 to third parties for services rendered. During the year ended December 31, 2023, the Company issued 1,442 shares of immediately vested common stock with a value of $7,500 to a consultant for services rendered.

Sales of Common Stock

In April 2023, the Company entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC (the “Sales Agent”) under which the Company currently has the ability to issue and sell shares of its Common Stock, from time to time, through the Sales Agent, up to an aggregate offering price of approximately $6,109,000 in what is commonly referred to as an “at-the-market” (“ATM”) program. During the year ended December 31, 2023, the Company sold 132,827 shares of its Common Stock at a weighted average price of $4.68 per share and raised $494,782 in net proceeds under the ATM program. As of December 31, 2023, the Company had remaining capacity to sell up to an additional $5,487,000 of common stock under the ATM program.

On July 13, 2023, the Company sold an aggregate of 685,033 shares of Common Stock to several institutional buyers and accredited investors in a registered direct offering at an offering price of $3.03 per share. The offering closed on July 13, 2023 with net proceeds of $1,853,990. The Company intends to use the net proceeds from the offering in connection with its clinical trials with respect to its lead cell therapy candidate, BRTX-100, pre-clinical research and development with respect to its metabolic ThermoStem Program and for general corporate purposes and working capital.

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

Warrant Activity Summary

A summary of the warrant activity during the year ended December 31, 2023 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Warrants	Price	In Years
Outstanding, January 31, 2023	4,791,082	$10.71
Granted	-
Exercised	-
Expired	(63)	10,397
Outstanding, December 31, 2023	4,791,019	$10.57	2.9

Exercisable, December 31, 2023	4,791,019	$10.57	2.9

In applying the Black-Scholes option pricing model to warrants granted during 2022, the Company used the following assumptions:

For the Year Ended
December 31, 2022
Risk free interest rate	4.40%
Expected term (years)	5.00
Expected volatility	313.55%
Expected dividends	0.00%

The weighted average estimated fair value of the warrants granted during the year ended December 31, 2022 was $2.28 per warrant. The Company did not issue any warrants during the year ended December 31, 2023.

The following table presents information related to stock warrants at December 31, 2023:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$2.92	51,370	3.9	51,370
$10.00	4,501,938	2.9	4,501,938
$12.00	235,970	2.9	235,970
$60.00	250	1.0	250
$800.00	869	0.8	869
$2,240.00	39	0.5	39
$2,800.00	264	0.3	264
$3,400.00	264	0.3	264
$4,000.00	55	0.1	55
	4,791,019		4,791,019

Stock Options

A summary of the option activity during the year ended December 31, 2023 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 31, 2023	864,639	$5.08
Granted	629,017	2.91
Exercised	-
Forfeited	(26,764)	4.87
Outstanding, December 31, 2023	1,466,892	$4.11	7.4	$-

Exercisable, December 31, 2023	1,201,526	$4.33	7.1	$-

The weighted average grant date fair value of the stock options granted during the years ended December 31, 2023 and 2022 was approximately $3.00 and $4.88, respectively.

The following table presents information related to stock options at December 31, 2023:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$2.91	654,017	7.5	412,604
$5.08	812,875	6.9	788,922
	1,466,892		1,201,526

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2023	2022
Risk free interest rate	4.22%	2.42%
Expected term (years)	3.50	3.50
Expected volatility	175.00%	285.91%
Expected dividends	0.00%	0.00%

Restricted Share Units

Pursuant to the 2021 Plan, the Company may grant restricted stock units (“RSUs”) to employees, consultants or non-employee directors (“Eligible Recipients”). The number, terms and conditions of the RSUs that are granted to Eligible Recipients are determined on an individual basis by the 2021 Plan administrator. On the distribution date, the Company shall issue to the Eligible Recipient one unrestricted, fully transferable share of the Company’s common stock (or the fair market value of one such share in cash) for each vested and nonforfeitable RSU.

A summary of the unvested RSUs as of December 31, 2023 is as follows:

Number of Shares
Non-vested at January 1, 2023	201,870
Granted	-
Vested	(104,043)
Forfeited	-
Non-vested at December 31, 2023	97,827

Stock-Based Compensation Expense

The following table presents information related to stock-based compensation expense:

	For the Years Ended		Unrecognized at	Weighted Average Remaining Amortization
	December 31,		December 31,	Period
	2023	2022	2023	(Years)
General and administrative	$7,782,967	$12,612,862	$1,557,071	0.83
Total	$7,782,967	$12,612,862	$1,557,071	0.83

NOTE 8 - INCOME TAXES

The Company identified its federal and New York tax returns as its “major” tax jurisdictions. The Company is no longer subject to income tax income examinations by these tax authorities for taxable years ended December 31, 2018, and prior. The Company reviewed the prior New York state income tax filings and concluded that the prior year return will be amended to change the apportionment from zero to 100%. The Company believes its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no liabilities for uncertain tax positions have been recorded.

At December 31, 2023, the Company had approximately $63,500,000 and $13,600,000, respectively, of federal and state net operating losses that may be available to offset future taxable income. As a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), certain future carryforwards do not expire. At December 31, 2023, approximately $7,800,000 of federal net operating losses will expire from 2030 to 2038 and approximately $55,700,000 have no expiration but are subject to a utilization limit equal to 80% of current taxable income.

In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carryforwards are subject to annual limitations due to several greater than 50% ownership changes.

The Section 382 limitations resulted in approximately $28,200,000 of federal NOLs not being realizable as of December 31, 2023, and 2022 and the cumulative reversal of approximately $9,600,000 of net operating loss deferred tax assets.

The Company has not performed a formal analysis for the year ended December 31, 2023, but it believes its ability to use such net operating losses and tax credit carryforwards in the future is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which will significantly impact its ability to realize these deferred tax assets.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2023. For the period ended December 31, 2023, the Company has recorded a full valuation allowance recorded against the gross deferred tax asset balance as management believes that it is more likely than not that the results of operations will not generate sufficient taxable income to realize any of the deferred tax assets.

As of the date of this filing, the Company has not filed its 2023 federal and state corporate income tax returns. The Company expects to file these documents as soon as practicable.

The Company’s net deferred tax assets, liabilities and valuation allowance as of December 31, 2023 and 2022 are summarized as follows:

	December 31,
	2023	2022
Deferred Tax Assets:
Net Operating Loss Carryforwards	$14,311,000	$13,200,000
Stock based Compensation	15,788,000	13,810,000
Research & Development Costs	1,676,000	655,000
Research & Development Credits	330,000	330,000
ROU Asset	25,000	-
Other DTA	4,000	-
Total Deferred Tax Assets	32,134,000	27,995,000

Deferred Tax Liabilities:
Depreciation	(122,000)	(106,000)
Intangible assets	(47,000)	(113,000)
Lease Liability	(39,000)	-
Other DTL	(86,000)	-
Total Deferred Liabilities	(294,000)	(219,000)

Net Deferred Tax Asset	31,840,000	27,776,000

Valuation Allowance	$(31,840,000)	$(27,776,000)

Deferred Tax Asset, Net of Valuation Allowance	$-	$-

Change in VA	$(4,064,000)	$(5,822,000)

The income tax provision (benefit) as of December 31, 2023 and 2022 consists of the following:

December 31,
	2023	2022
Federal:
Current	$-	$-
Deferred	-	-

State & Local:
Current	-	-
Deferred	-	-

Total Income Tax Provision (Benefit)	$-	$-

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
Federal Statutory Rate	21.0%	21.0%
State rate Net, Net of Fed Benefit	1.3%	5.6%
Permanent Difference	-0.7%	-1.8%
Tax Return to Provision Adjustment	-0.2%	6.7%
Change in Valuation Allowance	-21.4%	-31.5%
	0.0%	0.0%

NOTE 9 – LEASES

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

The following table presents net lease cost and other supplemental lease information:

	For the Years Ended
	December 31,
	2023	2022
Lease Costs
Operating lease cost (cost resulting from lease payments)	$168,028	$163,132
Net lease costs	$168,028	$163,132

Operating lease - operating cash flows (fixed payments)	$168,028	$163,132
Operating lease - operating cash flows (liability reduction)	$139,328	$119,055
Non-current leases - right of use assets	$151,447	$241,760
Current liabilities - operating lease liabilities	$162,317	$139,328
Non-current liabilities - operating lease liabilities	$-	$162,317

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the year ended December 31, 2023:

Fiscal Year	Operating Leases

2024	$173,060
Total future minimum lease payments	173,060
Amount representing interest	(10,743)
Present value of net future minimum lease payments	$162,317

NOTE 10 - SUBSEQUENT EVENTS

Warrant Exercise and Issuance

On February 6, 2024, the Company entered into agreements with certain holders of its existing warrants exercisable for an aggregate of 3,351,580 shares of its Common Stock (collectively, the “Existing Warrants”), to exercise their warrants at a reduced exercise price of $2.33 per share, in exchange for new warrants (the “New Warrants”) as described below. The aggregate gross proceeds from the exercise of the Existing Warrants and the payment of the New Warrants, as described below, was approximately $8.1 million, before deducting financial advisory fees. The reduction of the exercise price of the Existing Warrants and the issuance of the New Warrants was structured as an at-market transaction under Nasdaq rules. Of the 3,351,580 shares of Common Stock issuable upon the exercise of the Existing Warrants, to date, the Company has issued an aggregate of 2,000,000 shares of Common Stock. The remaining 1,351,580 shares of Common Stock, which are issuable to Auctus, are being held in abeyance due to Auctus’ maximum beneficial ownership limitation. Such shares have been fully paid for and are issuable upon notice from Auctus to the Company.

In consideration for the immediate exercise of the Existing Warrants for cash and the payment of $0.125 per share underlying the New Warrants, the exercising holders received the New Warrants to purchase shares of Common Stock in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The New Warrants will be exercisable for a period of five years into an aggregate of up to 2,513,686 shares of Common Stock at an exercise price of $2.43 per share. The securities offered in the private placement have not been registered under the Securities Act or applicable state securities laws. Accordingly, the securities may not be offered or sold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and such applicable state securities laws. As part of the transaction, the Company agreed to file a resale registration statement with the SEC to register the resale of the shares of Common Stock underlying the New Warrants issued in the private placement.

In connection with the transaction described above, the Company entered into a financial advisory services agreement, dated February 5, 2024, with Roth Capital Partners, LLC (“Roth”), pursuant to which the Company has paid Roth a cash fee of approximately $528,000 for its services, in addition to reimbursement for certain expenses.

Option Grants

Subsequent to December 31, 2023, the Company granted options to purchase an aggregate 1,934,716 shares of the Company’s common stock at an exercise price of $1.45 per share to employees, the Company’s board of directors and a member of the Company’s scientific advisory board. The options had an aggregate grant date fair value of $2,140,000 and vest as follows: (i) options to purchase an aggregate 513,663 shares of common stock vest monthly over one year, and (ii) options to purchase an aggregate of 1,421,053 shares of common stock vest 50% immediately with the remainder vesting quarterly over two years commencing one year from the date of grant. The Company will recognize the grant date fair value of the options proportionate to the vesting period.

