Form 10-K/A
period 2023-12-31
BioRestorative Therapies, Inc.
filed 2024-06-11
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Restatement of Previously Issued Consolidated Financial Statements

On May 23, 2024, BioRestorative Therapies, Inc. (the “Company”), in consultation with its Audit Committee, concluded that its previously issued (i) consolidated financial statements as of and for the two years ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Periods”) and (ii) unaudited interim condensed consolidated financial statements as of and for the quarters ended March 31, 2022 through September 30, 2023 included in the Company’s quarterly reports on Form 10-Q for the periods ended March 31, 2023, June 30, 2023 and September 30, 2023 (the “Interim Periods”, and, together with the Annual Periods, the “Affected Periods”) should be restated because of a misapplication in the guidance around the accounting for certain warrants, as discussed below, and should no longer be relied upon.

The warrants at issue are the following:

(i) the warrants to purchase an aggregate of 2,645,000 shares of the Company’s common stock, issued in November 2021 pursuant to an underwritten public offering, which warrants provide for an exercise price of $10.00 per share (the “Public Warrants”);

(ii) the warrants to purchase an aggregate of 1,856,938 shares of the Company’s common stock, issued in November 2021 pursuant to a private offering, which warrants provide for an exercise price of $10.00 per share (the “Private Warrants”); and

(iii) the warrants to purchase an aggregate of 235,970 shares of the Company’s common stock, issued in November 2021 to the underwriter of the public offering, which warrants provide for an exercise price of $12.50 per share (together with the Public Warrants and the Private Warrants, the “Warrants”).

Historically, the Warrants were included as a component of stockholders’ equity on the balance sheet. It has now been determined, in accordance with Accounting Standards Codification 815, that the Warrants should be included as a component of liabilities on the balance sheets and the statements of operations should include the effect of subsequent changes in the estimated fair value of the Warrants (the “Restatement”). This Amendment No. 1 to the Annual Report on Form 10-K includes restated consolidated financial statements for the Affected Periods.

Refer to Note 2 – Summary of Significant Accounting Policies – Restatement of Previously Issued Consolidated Financial Statements and Note 3 – Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements in the accompanying consolidated financial statements included in Part II, Item 8 for additional information.

Internal Control Considerations

In connection with the Restatement, management has re-evaluated its disclosure controls and procedures and internal control over financial reporting as of December 31, 2023. As a result of that assessment, management has concluded that an additional material weakness existed as of December 31, 2023 related to the lack of design and implementation of effective controls over the accounting for warrants issued in connection with equity financings. For a discussion of management’s consideration of disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A.

Items Restated in this Form 10-K/A

The following items have been restated, as appropriate, to correct the errors noted above:

●	Part I, Item 1A. Risk Factors
●	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
●	Part II, Item 8. Financial Statements and Supplementary Data
●	Part II, Item 9A. Controls and Procedures.

Except as described above, no other changes have been made to the original filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Original Filing”). The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred after the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the SEC after the date of the Original Filing.

The Company has not filed, and does not intend to file, amendments to the Quarterly Reports on Form 10-Q for any of the quarters for the years ended December 31, 2022 and 2023. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Form 10-K/A or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

Material Events During 2024

In February 2024, we issued 2,000,000 shares of our common stock pursuant to the exercise of warrants. In connection with the issuance, we issued warrants for the purchase of 2,513,686 shares of our common stock and are obligated to issue an additional 1,351,580 shares of our common stock, which additional shares have been fully paid for but have not yet been issued due to a maximum beneficial ownership limitation for one of the warrant holders. We received gross proceeds of approximately $8,100,000 from the warrant exercise.

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

Risks Relating to Change in Accounting Treatment of Our Securities and Restatement of Our Previously Issued Financial Statements in Connection Therewith

●	Our warrants are accounted for as a liability and the change in the fair value of our warrants or any other similar derivative liabilities could have a material effect on our financial results.
●	Our failure to prepare and timely file our Quarterly Report on Form 10-Q for the period ended March 31, 2024 with the SEC limits our access to the public markets to raise debt or equity capital.
●	We identified certain misstatements to our previously issued financial statements and have restated the financial statements described below, which has exposed us to a number of additional risks and uncertainties.

Risks Related to Our Cell Therapy Product Development Efforts

●	Our future success is significantly dependent on the timely and successful development and commercialization of BRTX-100, our lead product candidate for the treatment of chronic lumbar disc disease; if we encounter delays or difficulties in the development of this product candidate, as well as any other product candidates, our business prospects would be significantly harmed.
●	We may experience delays and other difficulties in enrolling a sufficient number of patients in our clinical trials which could delay or prevent the receipt of necessary regulatory approvals.
●	The development of our cell therapy product candidates is subject to uncertainty because autologous cell therapy is inherently variable.
●	Any disruption to our access to the media (including cell culture media) and reagents we are using in the clinical development of our cell therapy product candidates could adversely affect our ability to perform clinical trials and seek future regulatory submissions.
●	Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization.
●	Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate, and the approval may be for a narrower indication than we seek.
●	We may never obtain FDA approval for any of our product candidates in the United States and, even if we do, we may never obtain approval for or commercialize any of our product candidates in any foreign jurisdiction, which would limit our ability to realize our full market potential.
●	We presently lack manufacturing capabilities to produce our product candidates at commercial scale quantities and do not have an alternate manufacturing supply at this time, which could negatively impact our ability to meet any future demand for the products.
●	The commercial potential and profitability of our products are unknown and subject to significant risk and uncertainty.
●	We may have difficulties in sourcing brown adipose (fat) tissue.
●	If safety problems are encountered by us or others developing new stem cell-based therapies, our stem cell initiatives could be materially and adversely affected.
●	We are vulnerable to competition and technological change, and also to physicians’ inertia.
●	We have limited experience in the development and marketing of cell therapies and may be unsuccessful in our efforts to establish a profitable business.
●	Our cell therapy business is based on novel technologies that are inherently expensive, risky and may not be understood by or accepted in the marketplace, which could adversely affect our future value.
●	Our cell therapy product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.
●	We may be subject to significant product liability claims and litigation, including potential exposure from the use of our product candidates in human subjects, and our insurance may be inadequate to cover claims that may arise.
●	Our internal computer systems, or those that are expected to be used by our clinical investigators, clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of development programs for our product candidates.
●	Our inability to obtain reimbursement for our products and services from private and governmental insurers could negatively impact demand for our products and services.

Risks Related to Our Intellectual Property

●	We may not be able to protect our proprietary rights.
●	Changes to United States patent law may have a material adverse effect on our intellectual property rights.
●	In certain countries, patent holders may be required to grant compulsory licenses, which would likely have a significant and detrimental effect on any future revenues in such country.

Risks Related to Government Regulation

●	Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory oversight.
●	We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
●	The failure to receive regulatory approvals for our cell therapy product candidates would likely have a material and adverse effect on our business and prospects.
●	If we are unable to conduct clinical studies in accordance with regulations and accepted standards, we may be delayed in receiving, or may never receive, regulatory approvals of our product candidates from the FDA and other regulatory authorities.
●	Health care companies have been the subjects of federal and state investigations, and we could become subject to investigations in the future.
●	It is uncertain to what extent the government, private health insurers and third-party payors will approve coverage or provide reimbursement for the therapies and products to which our services relate. Availability for such reimbursement may be further limited by reductions in Medicare, Medicaid and other federal healthcare program funding in the United States.
●	Competitor companies or hospitals in the EU may be able to take advantage of EU rules permitting sales of unlicensed medicines for individual patients to sell competing products without a marketing authorization.

Risks Related to Our Common Stock

●	We pay no dividends.
●	Stockholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144 due to our former status as a “shell company.”
●	Material weaknesses in our internal control over financial reporting may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our consolidated financial statements.
●	There may be significant future issuances or resales of our common stock which may materially and adversely dilute stockholders’ ownership interest and affect the market price of our securities.
●	Anti-takeover provisions and the regulations to which we may be subject may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to our securityholders.

Risks Associated with Our Nasdaq Listing

●	We cannot assure you that we will be able to continue to comply with the minimum bid price requirement of Nasdaq.
●	The market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Risks Related to Our Business Generally

We have a limited operating history; we have incurred substantial losses since inception; we expect to continue to incur losses for the near term.

We have a limited operating history. Since our inception, we have incurred net losses. As of December 31, 2023, our accumulated deficit was $146,699,334.

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

Risks Relating to Change in Accounting Treatment of Our Securities and Restatement of Our Previously Issued Financial Statements in Connection Therewith

Our Warrants are accounted for as a liability and the change in the fair value of our Warrants or any other similar derivative liabilities could have a material effect on our financial results.

During the preparation of our financial statements for the quarter ended March 31, 2024, our management reevaluated certain warrants issued in 2021 under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Based on its reevaluation, in consultation with our Audit Committee, and after discussion with our independent registered public accounting firm, management concluded that, for certain of our Warrants, we do not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the Warrants and not result in a change of control of the Company. As a result, such Warrants do not meet the criteria for equity treatment and the Warrants must be recorded as a derivative liability. Additionally, certain other Warrants contain adjustments to the settlement amount based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40 and, accordingly, such Warrants are not considered indexed to our own stock and are not eligible for an exception from derivative accounting. As a result, we should have classified the Warrants as derivative liabilities in our previously issued financial statements as of and for the years ended December 31, 2023 and 2022 and as of and for the quarters ended March 31, 2022 through September 30, 2023. Under this accounting treatment, we are required to measure the fair value of our Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in our operating results for the current period. As a result of the recurring fair value measurement of our Warrants and any subsequent changes in fair value from a prior period, our results of operations in our financial statements may fluctuate quarterly based on factors which are outside of our control. Due to this recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

Our failure to prepare and timely file our Quarterly Report on Form 10-Q for the period ended March 31, 2024 with the SEC limits our access to the public markets to raise debt or equity capital.

We have not yet filed our Quarterly Report on Form 10-Q for the period ended March 31, 2024 with the SEC; therefore, we have not remained current in our reporting requirements with the SEC. We are not currently eligible, without receiving a waiver from the SEC, to use a short-form registration statement on Form S-3, or to use “shelf” registration statements to conduct offerings, until approximately one year from the date we regained and maintain status as a current filer. If we wish to pursue an offering now, we would be required to conduct the offering on an exempt basis or file a registration statement on Form S-1. Using a Form S-1 registration statement for a public offering could take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

We identified certain misstatements to our previously issued financial statements and have restated the financial statements described below, which has exposed us to a number of additional risks and uncertainties.

As discussed in the Explanatory Note and Notes 2 and 3 of our consolidated financial statements, we have restated our previously issued audited financial statements as of and for the years ended December 31, 2022 and 2023 and our interim financial statements as of and for the quarterly periods ended March 31, 2022 through September 30, 2023.

As a result of the misstatements discussed and the Restatement, we have become subject to a number of additional risks and uncertainties and unanticipated costs for accounting, legal and other fees and expenses, including risks of lawsuit relating to securities offered by us in public and private offerings as well as claims by purchasers of our shares of common stock in the public market. Any actions, lawsuits or other legal proceedings related to the misstatements or the Restatement could result in liabilities, reputational harm and defense and other costs, regardless of the outcome of the lawsuit or proceeding.

We cannot ensure that litigation or other claims by stockholders will not be brought in the future arising out of the Restatement. We may also be subject to further examinations, investigations, proceedings and orders by regulatory authorities as a result of the Restatement. Any such further actions could be expensive and damaging to our business, results of operations and financial condition.

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

Material weaknesses in our internal control over financial reporting have caused and may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our consolidated financial statements.

We identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses, as further described in Item 9A of this Annual Report (“Controls and Procedures”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. Our material weaknesses related to the following control deficiencies:

●	Lack of adherence to formal policies and procedures;

●	Lack of risk assessment procedures on internal controls to detect financial reporting risks on a timely manner;

●	Lack of sufficient formal management testing over documented formal procedures and controls, and time to evaluate continuous effectiveness of controls to achieve complete and accurate financial reporting and disclosures, including documented controls over the preparation and review of journal entries and account reconciliations; and

●	Lack of design and implementation of effective controls over the accounting for warrants issued in connection with equity financings.

The deficiencies described above have resulted and, if not remedied, could result in a misstatement of one or more account balances or disclosures in our annual or interim consolidated financial statements that would not be prevented or detected, and, accordingly, we determined that these control deficiencies constituted material weaknesses.

To address our material weaknesses, we have engaged an external financial consulting firm to assist us with implementing enhancements and controls within our accounting systems, and further evolving our accounting and quarterly and annual close processes. We will not be able to remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time and Management has concluded, through testing, that the controls are operating effectively. The redesign and implementation of improvements to our accounting and proprietary systems and controls may be costly and time consuming and the cost to remediate may impair our results of operations in the future.

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

We currently have authorization to issue up to 75,000,000 shares of common stock of which, as of March 20, 2024, 6,769,919 shares were issued and outstanding. In addition, as discussed in Item 1 (“Business – Business Development – Material Events During 2024”), we are obligated to issue an additional 1,351,580 shares of common stock. We are not restricted from issuing additional shares of our common stock in the future, including securities convertible into, or exchangeable or exercisable for, shares of our common stock. In addition, there are 1,398,158 shares of Series B preferred stock issued and outstanding. Such shares are convertible under certain circumstances into an equal number of shares of common stock.

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

We also have effective registration statements on Form S-8 under the Securities Act registering an aggregate of 3,850,000 shares of our common stock issuable under our 2021 Stock Incentive Plan, or the 2021 Plan (of which 319,797 shares have been issued). As of March 20, 2024, options to purchase 3,401,608 shares of our common stock were outstanding under the 2021 Plan. The shares issued and issuable pursuant to the registration statements on Form S-8 will be freely tradable in the public market, except for shares held by affiliates. We may include a resale prospectus in a registration statement on Form S-8 with regard to the 2021 Plan covering the resale of the shares issuable to Messrs. Alstodt and Silva (and other affiliates) upon their exercise of options held by them and the vesting of the above described RSUs. The resale of such shares will be currently subject to the volume limitations imposed by Rule 144.

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

The following discussion and analysis of the consolidated results of operations and financial condition of BioRestorative Therapies, Inc. as of December 31, 2023 and 2022 and for the years ended December 31, 2023 and 2022 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report following Item 16 (“Form 10-K Summary”). References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “us,” “we,” “our,” and similar terms refer to BioRestorative Therapies, Inc.. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions that may be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to Item 1A of this Annual Report (“Risk Factors”) for a discussion of some of the uncertainties, risks and assumptions associated with these statements. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our consolidated financial statements, as more fully described in Note 2 to our financial statements entitled “Restatement of Previously Issued Consolidated Financial Statements”. For further detail regarding the Restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

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

As of December 31, 2023, our accumulated deficit was $146,699,334. We have historically only generated a modest amount of revenue, and our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

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

Consolidated Results of Operations

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

The following table presents selected items in our consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively:

	For the Years Ended
	December 31,
	2023	2022
	(As Restated)	(As Restated)

Revenues, net	$145,800	$119,800

Operating Expenses:
Research and development	4,034,591	3,513,352
General and administrative	11,331,983	15,580,473
Total Operating Expenses	15,366,574	19,093,825
Loss From Operations	(15,220,774)	(18,974,025)
Other Income:
Interest income	(552,293)	(11,650)
Gain on PPP loan forgiveness	-	(250,000)
Grant income	(83,333)	(110,518)
Other income	(169,664)	(107,088)
Change in fair value of derivative liabilities	(3,997,780)	(5,272,473)
Total Other Income	(4,803,070)	(5,751,729)
Net Loss	$(10,417,704)	$(13,222,296)

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

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and stock-based compensation to employees (excluding any cash or non-cash compensation of our Vice President of Research and Development and our laboratory staff), as well as corporate expenses such as legal and professional fees, investor relations and occupancy related expenses. For the year ended December 31, 2023, general and administrative expenses decreased by $4,248,490, or 27% to $11,331,983 from $15,580,473 for the year ended December 31, 2022. The decrease was primarily driven by a $4,753,377 decrease in stock-based compensation, decreased franchise tax expense of $130,850, decreased amortization expense of $104,630, decreased travel expense of $84,122, and decreased insurance expense of $53,858, all offset by an increase in compensation of $775,678 due to salary increases and bonuses, increased investor relations expense of $80,957, increased professional fees of $44,056, and an increase in office supplies expense of $10,616.

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

Other income

For the year ended December 31, 2023, other income of $169,664 primarily related to an Employee Retention Tax Credit, gains from settlements of certain accrued expenses and realized and unrealized gain on investments. For the year ended December 31, 2022, other income of $107,088 primarily related to gains from settlements of certain accrued expenses and unrealized gain on investments.

Change in fair value of derivative liabilities

For the years ended December 31, 2023 and 2022, we recognized a gain on the change in fair value of derivative liabilities of $3,997,780 and $5,272,473, respectively, related to the reduction in the fair value of the warrants that are accounted for as derivative liabilities and, accordingly, are remeasured at each financial reporting date.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	December 31,
	2023	2022

Cash and cash equivalents	$884,377	$1,713,772

Investments held in marketable securities	$10,181,618	$13,035,636

Working capital (As Restated)	$8,783,181	$9,146,455

Availability of Additional Funds

Based upon our accumulated deficit of $146,699,334 as of December 31, 2023, along with our forecast for continued operating losses and our need for financing to fund our contemplated clinical trials, as of such date, we require additional equity and/or debt financing to continue our operations. However, based on cash on hand and investments as of December 31, 2023 and the receipt of approximately $8,100,000 in gross proceeds in February 2024 pursuant to the warrant exercises discussed below, management believes that we have sufficient cash to fund operations for the twelve months from the issuance of the financial statements included in this Annual Report.

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

Cash Flows

During the years ended December 31, 2023 and 2022, our sources and uses of cash were as follows:

	Year Ended December 31,
	2023	2022
	(As Restated)	(As Restated)
Net cash used in operating activities	$(6,430,211)	$(5,913,100)
Net cash provided by (used in) investing activities	3,252,043	(13,399,855)
Net cash provided by financing activities	2,348,773	-
Net decrease in cash	$(829,395)	$(19,312,955)

Net Cash Used in Operating Activities

Net cash used in operating activities was $6,430,211 for the year ended December 31, 2023, primarily due to cash used to fund the net loss of $10,417,704 which gives effect to net non-cash expenses of $3,472,167, partially offset by $515,326 of cash provided by changes in our operating assets and liabilities. Net cash used in operating activities was $5,913,100 for the year ended December 31, 2022, primarily due to cash used to fund the net loss of $13,222,296 which gives effect to net non-cash expenses of $7,295,052, partially offset by $14,144 of cash provided by changes in operating assets and liabilities.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities increased by $16,651,898 for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to the initial use of cash in the amount of $16,000,000 for the purchase of investments held in marketable securities made in 2022 for which there was no corresponding activity in 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $2,348,773 for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to the net proceeds from the ATM and registered direct public offerings of our common stock.

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

The financial statements required by this Item 8 of this Annual Report are included in this Amendment No. 1 to Annual Report following Item 16 (“Form 10-K Summary”). As a smaller reporting company, we are not required to provide supplementary financial information.

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

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses:

●	Lack of adherence to formal policies and procedures;

●	Lack of risk assessment procedures on internal controls to detect financial reporting risks in a timely manner;

●	Lack of sufficient formal management testing over documented formal procedures and controls, and time to evaluate continuous effectiveness of controls to achieve complete and accurate financial reporting and disclosures, including documented controls over the preparation and review of journal entries and account reconciliations; and

●	Lack of design and implementation of effective controls over the accounting for warrants issued in connection with equity financings.

Management’s Plan to Remediate the Material Weaknesses

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and are operating effectively for a sufficient period of time. The remediation actions include:

●	Management personnel, including our Chief Financial Officer, are overseeing the financial reporting process and implementation of enhanced controls and governance;
●	Engagement of external financial consulting firm with expertise in accounting for significant and complex non-routine transactions to continue to enhance financial reporting, financial operations and internal controls; and
●	Documentation of key procedures and controls using a risk-based approach.

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

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIORESTORATIVE THERAPIES, INC.

Dated: June 11, 2024	By:	/s/ Lance Alstodt
Lance Alstodt
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Lance Alstodt	Chief Executive Officer, President, Chairman of the Board and Director	June 11, 2024
Lance Alstodt	(Principal Executive Officer)

/s/ Francisco Silva	Vice President, Research and Development and Director	June 11, 2024
Francisco Silva

/s/ Robert E. Kristal	Chief Financial Officer	June 11, 2024
Robert E. Kristal	(Principal Financial Officer and Principal Accounting Officer)

/s/ Nickolay Kukekov	Director	June 11, 2024
Nickolay Kukekov

/s/ Patrick F. Williams	Director	June 11, 2024
Patrick F. Williams

/s/ David Rosa	Director	June 11, 2024
David Rosa

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIORESTORATIVE THERAPIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

BioRestorative Therapies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioRestorative Therapies, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2023 and 2022 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2023 and 2022 and for each of the years then ended, have been restated to correct a misstatement relating to the Company’s accounting for warrants.

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

Marlton, New Jersey

March 29, 2024, except for Note 2, Note 8, Note 9 and Note 11, as to which the date is June 11, 2024

BIORESTORATIVE THERAPIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(As Restated)	(As Restated)
Assets

Current Assets:
Cash and cash equivalents	$884,377	$1,713,772
Investments held in marketable securities	10,181,618	13,035,636
Accounts receivable	19,300	16,000
Prepaid expenses and other current assets	305,231	363,082
Total current assets	11,390,526	15,128,490
Property and equipment, net	356,055	261,003
Right-of-use assets	151,447	241,760
Intangible assets, net	713,692	803,438
Total Assets	$12,611,720	$16,434,691

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	189,389	170,902
Accrued expenses and other current liabilities	711,686	130,072
Lease liability, current portion	162,317	139,328
Derivative liabilities	1,543,953	5,541,733
Total Current Liabilities	2,607,345	5,982,035
Lease liability, net of current portion	-	162,317
Total Liabilities	2,607,345	6,144,352

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized;
Series B Convertible Preferred Stock; 1,543,158 shares designated, 1,398,158 and 1,518,158 shares issued and outstanding at December 31, 2023 and 2022, respectively	13,982	15,182
Common stock, $0.0001 par value; 75,000,000 shares authorized; 4,706,917 and 3,677,775 shares issued and outstanding at December 31, 2023 and 2022, respectively	471	369
Additional paid-in capital	156,689,256	146,556,418
Accumulated deficit	(146,699,334)	(136,281,630)
Total Stockholders’ Equity	10,004,375	10,290,339
Total Liabilities and Stockholders’ Equity	$12,611,720	$16,434,691

The accompanying notes are an integral part of these consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2023	2022
	(As Restated)	(As Restated)

Revenues, net	$145,800	$119,800

Operating Expenses:
Research and development	4,034,591	3,513,352
General and administrative	11,331,983	15,580,473
Total Operating Expenses	15,366,574	19,093,825
Loss From Operations	(15,220,774)	(18,974,025)

Other Income:
Interest income	(552,293)	(11,650)
Gain on PPP loan forgiveness	-	(250,000)
Grant income	(83,333)	(110,518)
Other income	(169,664)	(107,088)
Change in fair value of derivative liabilities	(3,997,780)	(5,272,473)
Total Other Income	(4,803,070)	(5,751,729)
Net Loss	$(10,417,704)	$(13,222,296)

Net Loss Per Share - Basic and Diluted	$(2.47)	$(3.65)

Weighted Average Common Shares Outstanding -
Basic and Diluted	4,218,347	3,617,858

The accompanying notes are an integral part of these consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Series A Convertible		Series B Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2022 (as previously reported)	1,543,158	$15,432	-	$-	3,520,391	$353	$155,727,292	$(134,146,128)	$21,596,949

Effect of restatement	-	-	-	-	-	-	(21,901,000)	11,086,794	(10,814,206)

Balance - January 1, 2022 (as restated)	1,543,158	15,432	-	-	3,520,391	353	133,826,292	(123,059,334)	10,782,743

Issuance of Series B Convertible Preferred Stock in exchange for Series A Convertible Preferred Stock	(1,543,158)	(15,432)	1,543,158	15,432	-	-	-	-	-

Warrants issued in connection with license exclusivity agreement	-	-	-	-	-	-	117,030	-	117,030

Conversion of Series B Convertible Preferred Stock into common stock	-	-	(25,000)	(250)	25,000	3	247	-	-

Stock-based compensation:

Restricted share units	-	-	-	-	116,486	11	4,735,097	-	4,735,108

Options	-	-	-	-	-	-	7,741,864	-	7,741,864

Common stock	-	-	-	-	15,898	2	135,888	-	135,890

Net loss (as restated)	-	-	-	-	-	-	-	(13,222,296)	(13,222,296)

Balance - December 31, 2022 (as restated)	-	-	1,518,158	15,182	3,677,775	369	146,556,418	(136,281,630)	10,290,339

Stock-based compensation:

Restricted share units	-	-	-	-	89,840	9	4,633,655	-	4,633,664

Options	-	-	-	-	-	-	3,141,803	-	3,141,803

Common stock	-	-	-	-	1,442	-	7,500	-	7,500

Conversion of Series B Convertible Preferred Stock into common stock	-	-	(120,000)	(1,200)	120,000	12	1,188	-	-

Issuance and sale of common stock, net of issuance costs	-	-	-	-	817,860	81	2,348,692	-	2,348,773

Net loss (as restated)	-	-	-	-	-	-	-	(10,417,704)	(10,417,704)

Balance - December 31, 2023 (as restated)	-	$-	1,398,158	$13,982	4,706,917	$471	$156,689,256	$(146,699,334)	$10,004,375

The accompanying notes are an integral part of these consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2023	2022
	(As Restated)	(As Restated)

Cash Flows From Operating Activities:
Net loss	$(10,417,704)	$(13,222,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	165,735	120,545
Dividend and interest income	(569,068)	(76,004)
Stock-based compensation	7,782,967	12,612,862
Gain on PPP loan forgivesness	-	(250,000)
Non-cash lease expense	90,313	160,122
Change in fair value of derivative liabilities	(3,997,780)	(5,272,473)
Changes in operating assets and liabilities:
Accounts receivable	(3,300)	(11,000)
Prepaid expenses and other current assets	57,851	73,099
Accounts payable	18,487	120,075
Accrued expenses and other current liabilities	581,616	(4,898)
Lease liability	(139,328)	(163,132)
Net Cash Used In Operating Activities	(6,430,211)	(5,913,100)

Cash Flows From Investing Activities:
Sale of marketable securities	20,964,373	9,492,304
Purchase of marketable securities	(17,541,287)	(22,451,936)
Purchase of intangible assets	-	(175,000)
Purchases of equipment	(171,043)	(265,223)
Net Cash Provided By (Used In) Investing Activities	3,252,043	(13,399,855)

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock in ATM transactions	494,783	-
Net proceeds from issuance of common stock in registered direct offering	1,853,990	-

Net Cash Provided By Financing Activities	2,348,773	-

Net Decrease In Cash and Cash Equivalents	(829,395)	(19,312,955)

Cash and Cash Equivalents - Beginning of the Year	1,713,772	21,026,727

Cash and Cash Equivalents - End of the Year	$884,377	$1,713,772

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Warrants issued as consideration for intangible assets	$-	$117,030
Return and cancellation of shares in lieu of payroll tax withholding	$39,308	$-

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

Liquidity

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. For the year ended December 31, 2023, the Company had a net loss of $10.4 million and negative cash flows from operations of $6.4 million. The Company anticipates that it will continue to incur net losses and negative cash flows from operations as it executes its development plans for 2024 and beyond, as well as other potential strategic and business development initiatives. The Company has previously funded, and plans to continue funding, these losses primarily through current cash on hand, investments in marketable securities and additional infusions of cash from equity and debt financing. Subsequent to December 31, 2023, the Company raised gross proceeds of approximately $8.1 million in connection with a warrant exercise program, which is further discussed in Note 12 – Subsequent Events.

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

Restatement of Previously Issued Consolidated Financial Statements

On May 23, 2024, the Company, in consultation with its Audit Committee, concluded that its previously issued (i) consolidated financial statements as of and for the two years ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Periods”) and (ii) unaudited interim condensed consolidated financial statements as of and for the quarters ended March 31, 2022 through September 30, 2023 included in the Company’s quarterly reports on Form 10-Q for the periods ended March 31, 2023, June 30, 2023 and September 30, 2023 (the “Interim Periods”, and, together with the Annual Periods, the “Affected Periods”) should be restated because of a misapplication in the guidance around the accounting for certain warrants, as discussed below, and should no longer be relied upon.

The warrants at issue are the following:

(i)	the warrants to purchase an aggregate of 2,645,000 shares of the Company’s common stock, issued in November 2021 pursuant to an underwritten public offering, which warrants provide for an exercise price of $10.00 per share (the “Public Warrants”);
(ii)	the warrants to purchase an aggregate of 1,856,938 shares of the Company’s common stock, issued in November 2021 pursuant to a private offering, which warrants provide for an exercise price of $10.00 per share (the “Private Warrants”); and
(iii)	the warrants to purchase an aggregate of 235,970 shares of the Company’s common stock, issued in November 2021 to the underwriter of the public offering, which warrants provide for an exercise price of $12.50 per share (together with the Public Warrants and the Private Warrants, the “Warrants”).

Historically, the Warrants were included as a component of stockholders’ equity. It has now been determined, in accordance with Accounting Standards Codification (“ASC”) 815, that the Warrants should be included at fair value as a component of liabilities on the balance sheets, and the statements of operations should include the subsequent non-cash changes in estimated fair value of the Warrants (the “Restatement”). See Note 11 – Fair Value Measurement for details of the estimated fair value of the Warrants.

The Company evaluated the materiality of these misstatements and determined the effect of correcting these misstatements was material to the Affected Periods. As a result of the material misstatements, the Company has restated its consolidated financial statements for the Affected Periods in accordance with ASC 250, Accounting Changes and Error Corrections (the “Restated Financial Statements”).

A reconciliation from the amounts previously reported for the Affected Periods to the restated amounts in the Restated Financial Statements is provided for the impacted financial statement line items below for: (i) the consolidated balance sheets as of December 31, 2023 and 2022; (ii) the consolidated statements of operations for the years ended December 31, 2023 and 2022; (iii) the consolidated statements of changes in stockholders’ equity for the years ended December 31, 2023 and 2022; and (iv) the consolidated statements of cash flows for the years ended December 31, 2023 and 2022. The amounts labeled “Restatement Adjustments” represent the effects of the Restatement.

The following tables present the effects of the Restatement on the Company’s consolidated balance sheets as of December 31, 2023 and 2022:

	December 31, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Derivative liabilities	$-	$1,543,953	$1,543,953
Total current liabilities	$1,063,392	$1,543,953	$2,607,345
Total liabilities	$1,063,392	$1,543,953	$2,607,345
Stockholders’ equity
Additional paid-in capital	$178,590,256	$(21,901,000)	$156,689,256
Accumulated deficit	$(167,056,381)	$20,357,047	$(146,699,334)
Total stockholders’ equity	$11,548,328	$(1,543,953)	$10,004,375
Total liabilities and stockholders’ equity	$12,611,720	$-	$12,611,720

	December 31, 2022
	As Previously	Restatement	As
	Stated	Adjustments	Restated

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Derivative liabilities	$-	$5,541,733	$5,541,733
Total current liabilities	$440,302	$5,541,733	$5,982,035
Total liabilities	$602,619	$5,541,733	$6,144,352
Stockholders’ equity
Additional paid-in capital	$168,457,418	$(21,901,000)	$146,556,418
Accumulated deficit	$(152,640,897)	$16,359,267	$(136,281,630)
Total stockholders’ equity	$15,832,072	$(5,541,733)	$10,290,339
Total liabilities and stockholders’ equity	$16,434,691	$-	$16,434,691

The following tables present the effects of the Restatement on the Company’s consolidated statements of operations for the years ended December 31, 2023 and 2022:

	For the Year Ended
	December 31, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated

Change in fair value of derivative liabilities	$-	$(3,997,780)	$(3,997,780)
Total other income	$(805,290)	$(3,997,780)	$(4,803,070)
Net (loss) income	$(14,415,484)	$3,997,780	$(10,417,704)

Earnings (loss) per share - basic and diluted	$(3.42)	$0.95	$(2.47)

	For the Year Ended
	December 31, 2022
	As Previously	Restatement	As
	Stated	Adjustments	Restated

Change in fair value of derivative liabilities	$-	$(5,272,473)	$(5,272,473)
Total other income	$(479,256)	$(5,272,473)	$(5,751,729)
Net (loss) income	$(18,494,769)	$5,272,473	$(13,222,296)

Loss per share:
Earnings (loss) per share - basic and diluted	$(5.11)	$1.46	$(3.65)

The following tables present the effects of the Restatement on the Company’s consolidated statements of changes in stockholders’ equity for the years ended December 31, 2023 and 2022:

Balance - December 31, 2023 (as previously reported)	$178,590,256	$(167,056,381)	$11,548,328

Adjustment due to cumulative error correction	(21,901,000)	16,359,267	(5,541,733)

Change in fair value of derivative liability	-	3,997,780	3,997,780

Balance - December 31, 2023 (as restated)	$156,689,256	$(146,699,334)	$10,004,375

Balance - December 31, 2022 (as previously reported)	$168,457,418	$(152,640,897)	$15,832,072

Adjustment due to cumulative error correction	(21,901,000)	11,086,794	(10,814,206)

Change in fair value of derivative liability	-	5,272,473	5,272,473

Balance - December 31, 2022 (as restated)	$146,556,418	$(136,281,630)	$10,290,339

The following tables present the effects of the Restatement on the Company’s consolidated statements of cash flows for the years ended December 31, 2023 and 2022:

	December 31, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated

Cash Flows From Operating Activities:
Net (loss) income	$(14,415,484)	$3,997,780	$(10,417,704)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative liability	$-	$(3,997,780)	$(3,997,780)
Net Cash Used In Operating Activities	$(6,430,211)	$-	$(6,430,211)

	December 31, 2022
	As Previously	Restatement	As
	Stated	Adjustments	Restated

Cash Flows From Operating Activities:
Net (loss) income	$(18,494,769)	$5,272,473	$(13,222,296)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative liability	$-	$(5,272,473)	$(5,272,473)
Net Cash Used In Operating Activities	$(5,913,100)	$-	$(5,913,100)

The remainder of the notes to the Company’s consolidated financial statements have been updated and restated, as applicable, to reflect the impact of the Restatement described above.

See Note 3 - Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements for details of the effect of the Restatement on the Interim Periods.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

The Company considers cash and cash equivalents, investments held in marketable securities, accounts receivable, accounts payable and derivative liabilities to meet the definition of financial instruments. As of December 31, 2023 and 2022, the carrying amount of cash and cash equivalents, investments held in marketable securities, accounts receivable, and accounts payable approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The Warrants are measured at fair value (see Note 11 – Fair Value Measurement for additional details).

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

NOTE 3 - RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the effects of the Restatement described in Note 2 - Summary of Significant Accounting Policies – Restatement of Previously Issued Consolidated Financial Statements on the Company’s unaudited interim condensed consolidated financial statements for the periods indicated.

The following tables present the effects of the Restatement on the Company’s unaudited interim condensed consolidated balance sheets as of the dates indicated:

	March 31, 2022
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Derivative liabilities	$-	$14,205,418	$14,205,418
Total current liabilities	$493,829	$14,205,418	$14,699,247
Total liabilities	$762,186	$14,205,418	$14,967,604
Stockholders’ equity
Additional paid-in capital	$159,103,184	$(21,901,000)	$137,202,184
Accumulated deficit	$(138,962,278)	$7,695,582	$(131,266,696)
Total stockholders’ equity	$20,156,702	$(14,205,418)	$5,951,284
Total liabilities and stockholders’ equity	$20,918,888	$-	$20,918,888

	June 30, 2022
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Derivative liabilities	$-	$6,430,025	$6,430,025
Total current liabilities	$621,781	$6,430,025	$7,051,806
Total liabilities	$855,841	$6,430,025	$7,285,866
Stockholders’ equity
Additional paid-in capital	$162,207,334	$(21,901,000)	$140,306,334
Accumulated deficit	$(143,637,519)	$15,470,975	$(128,166,544)
Total stockholders’ equity	$18,585,612	$(6,430,025)	$12,155,587
Total liabilities and stockholders’ equity	$19,441,453	$-	$19,441,453

	September 30, 2022
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Derivative liabilities	$-	$7,220,748	$7,220,748
Total current liabilities	$717,179	$7,220,748	$7,937,927
Total liabilities	$915,903	$7,220,748	$8,136,651
Stockholders’ equity
Additional paid-in capital	$165,281,862	$(21,901,000)	$143,380,862
Accumulated deficit	$(148,293,344)	$14,680,252	$(133,613,092)
Total stockholders’ equity	$17,004,315	$(7,220,748)	$9,783,567
Total liabilities and stockholders’ equity	$17,920,218	$-	$17,920,218

	March 31, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Derivative liabilities	$-	$7,030,083	$7,030,083
Total current liabilities	$470,391	$7,030,083	$7,500,474
Total liabilities	$593,927	$7,030,083	$7,624,010
Stockholders’ equity
Additional paid-in capital	$171,796,596	$(21,901,000)	$149,895,596
Accumulated deficit	$(158,325,119)	$14,870,917	$(143,454,202)
Total stockholders’ equity	$13,487,037	$(7,030,083)	$6,456,954
Total liabilities and stockholders’ equity	$14,080,964	$-	$14,080,964

	June 30, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Derivative liabilities	$-	$9,758,930	$9,758,930
Total current liabilities	$812,853	$9,758,930	$10,571,783
Total liabilities	$896,433	$9,758,930	$10,655,363
Stockholders’ equity
Additional paid-in capital	$173,695,154	$(21,901,000)	$151,794,154
Accumulated deficit	$(161,305,671)	$12,142,070	$(149,163,601)
Total stockholders’ equity	$12,403,864	$(9,758,930)	$2,644,934
Total liabilities and stockholders’ equity	$13,300,297	$-	$13,300,297

	September 30, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Derivative liabilities	$-	$2,065,177	$2,065,177
Total current liabilities	$932,619	$2,065,177	$2,997,796
Total liabilities	$975,033	$2,065,177	$3,040,210
Stockholders’ equity
Additional paid-in capital	$177,042,781	$(21,901,000)	$155,141,781
Accumulated deficit	$(164,231,163)	$19,835,823	$(144,395,340)
Total stockholders’ equity	$12,826,068	$(2,065,177)	$10,760,891
Total liabilities and stockholders’ equity	$13,801,101	$-	$13,801,101

The following tables present the effect of the Restatement on the Company’s unaudited interim condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended
	March 31, 2022
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)		(unaudited)

Change in fair value of derivative liabilities	$-	$3,391,212	$3,391,212
Total other (income) expense	$(237,643)	$3,391,212	$3,153,569
Net loss	$(4,816,150)	$(3,391,212)	$(8,207,362)

Earnings (loss) per share - basic and diluted	$(1.37)	$(0.96)	$(2.33)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2022			June 30, 2022
	As Previously	Restatement	As	As Previously	Restatement	As
	Stated	Adjustments	Restated	Stated	Adjustments	Restated
	(unaudited)		(unaudited)	(unaudited)		(unaudited)

Change in fair value of derivative liabilities	$-	$(7,775,393)	$(7,775,393)	$-	$(4,384,181)	$(4,384,181)
Total other (income) expense	$46,613	$(7,775,393)	$(7,728,780)	$(191,030)	$(4,384,181)	$(4,575,211)
Net (loss) income	$(4,675,241)	$7,775,393	$3,100,152	$(9,491,391)	$4,384,181	$(5,107,210)

Earnings (loss) per share - basic:	$(1.28)	$2.14	$0.85	$(2.65)	$1.22	$(1.43)
Weighted average common shares oustanding - diluted	3,638,383	5,818,645	9,457,028	3,581,110	-	3,581,110
Earnings (loss) per share - diluted	$(1.28)	$0.82	$0.33	$(2.65)	$1.22	$(1.43)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2022			September 30, 2022
	As Previously	Restatement	As	As Previously	Restatement	As
	Stated	Adjustments	Restated	Stated	Adjustments	Restated
	(unaudited)		(unaudited)	(unaudited)		(unaudited)

Change in fair value of derivative liabilities	$-	$790,723	$790,723	$-	$(3,593,458)	$(3,593,458)
Total other expense (income)	$46,125	$790,723	$836,848	$(144,905)	$(3,593,458)	$(3,738,363)
Net (loss) income	$(4,655,825)	$(790,723)	$(5,446,548)	$(14,147,216)	$3,593,458	$(10,553,758)

Earnings (loss) per share - basic and diluted	$(1.28)	$(0.22)	$(1.50)	$(3.93)	$1.00	$(2.93)

	For the Three Months Ended
	March 31, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)		(unaudited)

Change in fair value of derivative liabilities	$-	$1,488,350	$1,488,350
Total other income	$(94,876)	$1,488,350	$1,393,474
Net (loss) income	$(5,684,222)	$(1,488,350)	$(7,172,572)

Earnings (loss) per share - basic and diluted	$(1.53)	$(0.40)	$(1.93)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2023			June 30, 2023
	As Previously	Restatement	As	As Previously	Restatement	As
	Stated	Adjustments	Restated	Stated	Adjustments	Restated
	(unaudited)		(unaudited)	(unaudited)		(unaudited)
Change in fair value of derivative liabilities	$-	$2,728,847	$2,728,847	$-	$4,217,197	$4,217,197
Total other income	$(135,999)	$2,728,847	$2,592,848	$(230,875)	$4,217,197	$3,986,322
Net (loss) income	$(2,980,552)	$(2,728,847)	$(5,709,399)	$(8,664,774)	$(4,217,197)	$(12,881,971)

Earnings (loss) per share - basic and diluted	$(0.77)	$(0.70)	$(1.47)	$(2.28)	$(1.11)	$(3.39)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2023			September 30, 2023
	As Previously	Restatement	As	As Previously	Restatement	As
	Stated	Adjustments	Restated	Stated	Adjustments	Restated
	(unaudited)		(unaudited)	(unaudited)		(unaudited)

Change in fair value of derivative liabilities	$-	$(7,693,753)	$(7,693,753)	$-	$(3,476,556)	$(3,476,556)
Total other income	$(178,951)	$(7,693,753)	$(7,872,704)	$(409,826)	$(3,476,556)	$(3,886,382)
Net (loss) income	$(2,925,492)	$7,693,753	$4,768,261	$(11,590,266)	$3,476,556	$(8,113,710)

Earnings (loss) per share - basic:	$(0.64)	$1.68	$1.04	$(2.85)	$0.85	$(2.00)
Weighted average common shares oustanding - diluted	4,570,843	7,753,923	12,324,766	4,061,975	-	4,061,975
Earnings (loss) per share - diluted	$(0.64)	$1.03	$0.39	$(2.85)	$0.85	$(2.00)

The following tables present the effect of the Restatement on the Company’s unaudited interim condensed consolidated statements of changes in stockholders’ equity for the periods indicated:

	Additional
	Paid-In	Accumulated
	Capital	Deficit	Total

Balance - March 31, 2022 (as previously reported)	$159,103,184	$(138,962,278)	$20,156,702

Adjustment due to cumulative error correction	(21,901,000)	11,086,794	(10,814,206)

Change in fair value of derivative liability	-	(3,391,212)	(3,391,212)

Balance - March 31, 2022 (as restated)	$137,202,184	$(131,266,696)	$5,951,284

Balance - June 30, 2022 (as previously reported)	$162,207,334	$(143,637,519)	$18,585,612

Adjustment due to cumulative error correction	(21,901,000)	11,086,794	(10,814,206)

Change in fair value of derivative liability	-	4,384,181	4,384,181

Balance - June 30, 2022 (as restated)	$140,306,334	$(128,166,544)	$12,155,587

Balance - September 30, 2022 (as previously reported)	$165,281,862	$(148,293,344)	$17,004,315

Adjustment due to cumulative error correction	(21,901,000)	11,086,794	(10,814,206)

Change in fair value of derivative liability	-	3,593,458	3,593,458

Balance - September 30, 2022 (as restated)	$143,380,862	$(133,613,092)	$9,783,567

	Additional
	Paid-In	Accumulated
	Capital	Deficit	Total

Balance - March 31, 2023 (as previously reported)	$171,796,596	$(158,325,119)	$13,487,037

Adjustment due to cumulative error correction	(21,901,000)	16,359,267	$(5,541,733)

Change in fair value of derivative liability	-	(1,488,350)	(1,488,350)

Balance - March 31, 2023 (as restated)	$149,895,596	$(143,454,202)	$6,456,954

Balance - June 30, 2023 (as previously reported)	$173,695,154	$(161,305,671)	$12,403,864

Adjustment due to cumulative error correction	(21,901,000)	16,359,267	$(5,541,733)

Change in fair value of derivative liability	-	(4,217,197)	(4,217,197)

Balance - June 30, 2023 (as restated)	$151,794,154	$(149,163,601)	$2,644,934

Balance - September 30, 2023 (as previously reported)	$177,042,781	$(164,231,163)	$12,826,068

Adjustment due to cumulative error correction	(21,901,000)	16,359,267	$(5,541,733)

Change in fair value of derivative liability	-	3,476,556	3,476,556

Balance - September 30, 2023 (as restated)	$155,141,781	$(144,395,340)	$10,760,891

The following tables present the effect of the Restatement on the Company’s unaudited interim condensed consolidated statements of cash flows for the periods indicated:

	March 31, 2022
	As Previously	Restatement	As
	Stated	Adjustments	Restated
			(unaudited)
Cash Flows From Operating Activities:
Net (loss) income	$(4,816,150)	$(3,391,212)	$(8,207,362)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in fair value of derivative liability	$-	$3,391,212	$3,391,212
Net Cash Used In Operating Activities	$(1,594,634)	$-	$(1,594,634)

	June 30, 2022
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)		(unaudited)
Cash Flows From Operating Activities:
Net (loss) income	$(9,491,391)	$4,384,181	$(5,107,210)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Change in fair value of derivative liability	$-	$(4,384,181)	$(4,384,181)
Net Cash Used In Operating Activities	$(2,845,756)	$-	$(2,845,756)

	September 30, 2022
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)		(unaudited)
Cash Flows From Operating Activities:
Net (loss) income	$(14,147,216)	$3,593,458	$(10,553,758)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Change in fair value of derivative liability	$-	$(3,593,458)	$(3,593,458)
Net Cash Used In Operating Activities	$(4,297,412)	$-	$(4,297,412)

	March 31, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)		(unaudited)
Cash Flows From Operating Activities:
Net (loss) income	$(5,684,222)	$(1,488,350)	$(7,172,572)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Change in fair value of derivative liability	$-	$1,488,350	$1,488,350
Net Cash Used In Operating Activities	$(2,348,740)	$-	$(2,348,740)

	June 30, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)		(unaudited)
Cash Flows From Operating Activities:
Net (loss) income	$(8,664,774)	$(4,217,197)	$(12,881,971)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Change in fair value of derivative liability	$-	$4,217,197	$4,217,197
Net Cash Used In Operating Activities	$(3,479,065)	$-	$(3,479,065)

	September 30, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)		(unaudited)
Cash Flows From Operating Activities:
Net (loss) income	$(11,590,266)	$3,476,556	$(8,113,710)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Change in fair value of derivative liability	$-	$(3,476,556)	$(3,476,556)
Net Cash Used In Operating Activities	$(4,656,785)	$-	$(4,656,785)

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2023	2022

Medical equipment	$352,133	$352,133
Furniture and fixtures	123,486	123,486
Computer software and equipment	136,205	117,544
Office equipment	18,779	18,779
Manufacturing equipment	395,232	242,852
Leasehold improvements	342,048	342,048
	1,367,883	1,196,842
Less: accumulated depreciation	(1,011,828)	(935,839)
Property and equipment, net	$356,055	$261,003

Total depreciation expense for the years ended December 31, 2023 and 2022 was $75,989 and $42,212, respectively. Depreciation expense is reflected in general and administrative expenses and research and development expenses in the consolidated statements of operations.

NOTE 5 - INTANGIBLE ASSETS

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
$448,730

NOTE 6 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of:

	December 31,
	2023	2022
Accrued bonuses	$638,000	$26,250
Accrued general and adminstrative expenses	73,686	103,822
Total accrued expenses and other current liabilities	$711,686	$130,072

Note 7 - NOTES PAYABLE

A summary of the notes payable activity during the years ended December 31, 2023 and 2022 is presented below:

Outstanding, Janaury 1, 2022	$250,000
Issuance	-
Forgiveness	(250,000)
Outstanding, December 31, 2022	-
Issuance	-
Forgiveness	-
Outstanding, December 31, 2023	$-

Note 8 - STOCKHOLDERS’ EQUITY

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

See Note 11 – Fair Value Measurement – for details regarding the fair value estimates of the Warrants that are classified as derivative liabilities.

Warrant Activity Summary

A summary of the warrant activity during the year ended December 31, 2023 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Warrants	Price	In Years
Outstanding, January 1, 2023	4,791,082	$10.71
Granted	-
Exercised	-
Expired	(63)	10,397
Outstanding, December 31, 2023	4,791,019	$10.57	2.9

Exercisable, December 31, 2023	4,791,019	$10.57	2.9

In applying the Black-Scholes option pricing model to warrants granted during 2022, the Company used the following assumptions:

For the Year Ended
December 31, 2022
Risk free interest rate	4.40%
Expected term (years)	5.00
Expected volatility	313.55%
Expected dividends	0.00%

The weighted average estimated fair value of the warrants granted during the year ended December 31, 2022 was $2.28 per warrant. The Company did not issue any warrants during the year ended December 31, 2023.

The following table presents information related to stock warrants at December 31, 2023:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$2.92	51,370	3.9	51,370
$10.00	4,501,938	2.9	4,501,938
$12.00	235,970	2.9	235,970
$60.00	250	1.0	250
$800.00	869	0.8	869
$2,240.00	39	0.5	39
$2,800.00	264	0.3	264
$3,400.00	264	0.3	264
$4,000.00	55	0.1	55
	4,791,019		4,791,019

Stock Options

A summary of the option activity during the year ended December 31, 2023 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2023	864,639	$5.08
Granted	629,017	2.91
Exercised	-
Forfeited	(26,764)	4.87
Outstanding, December 31, 2023	1,466,892	$4.11	7.4	$-

Exercisable, December 31, 2023	1,201,526	$4.33	7.1	$-

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

NOTE 9 - INCOME TAXES

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

The Company’s net deferred tax assets, liabilities and valuation allowance as of December 31, 2023 and 2022 are summarized as follows:

	December 31,
	2023	2022
Deferred Tax Assets:
Net operating loss carryforwards	$14,311,000	$13,200,000
Stock-based compensation	15,788,000	13,810,000
Research and development costs	1,676,000	655,000
Research and development credits	330,000	330,000
Right-of-use assets	25,000	-
Other	4,000	-
Total Deferred Tax Assets	32,134,000	27,995,000

Deferred Tax Liabilities:
Depreciation	(122,000)	(106,000)
Intangible assets	(47,000)	(113,000)
Lease liability	(39,000)	-
Other	(86,000)	-
Total Deferred Tax Liabilities	(294,000)	(219,000)

Net Deferred Tax Asset	31,840,000	27,776,000
Less: valuation allowance	(31,840,000)	(27,776,000)
Deferred Tax Asset, Net of Valuation Allowance	$-	$-

Change in valuation allowance	$(4,064,000)	$(5,822,000)

The income tax provision (benefit) as of December 31, 2023 and 2022 consists of the following:

	December 31,
	2023	2022
	(As Restated)	(As Restated)
Federal:
Current	$-	$-
Deferred	(3,090,000)	(4,351,000)

State & Local:
Current	-	-
Deferred	(974,000)	(1,471,000)
	(4,064,000)	(5,822,000)
Change in valuation allowance	4,064,000	5,822,000
Income tax provision (benefit)	$-	$-

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the years ended December 31, 2023 and 2022 is as follows:

	December 31,
	2023	2022
	(As Restated)	(As Restated)
Federal statutory rate	21.0%	21.0%
State rate, net of federal benefit	1.7%	7.8%
Permanent differences	7.2%	7.8%
Tax return to provision adjustment	-0.2%	7.3%
Change in valuation allowance	-29.7%	-44.0%
	0.0%	0.0%

NOTE 10 – LEASES

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

NOTE 11 – FAIR VALUE MEASUREMENT

The Company accounts for the Warrants as liabilities in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. In the case of certain of the Warrants, the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the Warrants and not result in a change of control of the Company. As a result, such Warrants do not meet the criteria for equity treatment and the Warrants must be recorded as a derivative liability. Additionally, certain other Warrants contain adjustments to the settlement amount based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40 and, accordingly, such Warrants are not considered indexed to the Company’s own stock and are not eligible for an exception from derivative accounting.

During the years ended December 31, 2023 and 2022, the Company estimated the aggregate fair value of the Warrants to purchase an aggregate of 4,737,908 shares of common stock classified as derivative liabilities using the Black-Scholes option pricing model (Level 3 inputs) using the following assumptions:

	For the Years Ended
	December 31,
	2023	2022
Risk free interest rate	4.04%	4.12%
Expected term (years)	2.86	3.86
Expected volatility	87%	94%
Expected dividends	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 liabilities that are measured at fair value on a recurring basis during the years ended December 31, 2022 and 2023:

As Restated
Balance, January 1, 2022	$10,814,206
Change in fair value of derivative liability	(5,272,473)
Outstanding, December 31, 2022	5,541,733
Change in fair value of derivative liability	(3,997,780)
Outstanding, December 31, 2023	$1,543,953

Assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements at reporting date using:
	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Fair Value
Assets:
Marketable securities as of December 31, 2023	$10,181,618	$-	$-	$10,181,618
Marketable securities as of December 31, 2022	$13,035,636	$-	$-	$13,035,636

Liabilities:
Derivative liabilities as of December 31, 2023 (As Restated)	$-	$-	$1,543,953	$1,543,953
Derivative liabilities as of December 31, 2022 (As Restated)	$-	$-	$5,541,733	$5,541,733

NOTE 12 - SUBSEQUENT EVENTS

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

