Form 10-Q
period 2024-03-31
BioRestorative Therapies, Inc.
filed 2024-06-11
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of June 10, 2024 there were 6,769,919 shares of the registrant’s Common Stock outstanding.

BIORESTORATIVE THERAPIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIORESTORATIVE THERAPIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)	(As Restated)
Assets
Current Assets:
Cash and cash equivalents	$1,157,080	$884,377
Investments held in marketable securities	15,261,220	10,181,618
Accounts receivable	35,000	19,300
Prepaid expenses and other current assets	316,963	305,231
Total Current Assets	16,770,263	11,390,526
Property and equipment, net	365,025	356,055
Right-of-use assets	115,385	151,447
Intangible assets, net	691,255	713,692
Deferred offering costs	9,538	-
Total Assets	$17,951,466	$12,611,720

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$230,902	$189,389
Accrued expenses and other current liabilities	338,343	711,686
Lease liability	123,536	162,317
Derivative liabilities	2,755,358	1,543,953
Total Current Liabilities	3,448,139	2,607,345
Total Liabilities	3,448,139	2,607,345

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized;
Series B Convertible Preferred Stock; 1,543,158 shares designated, 1,398,158 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	13,982	13,982
Common stock, $0.0001 par value; 75,000,000 shares authorized; 6,769,919 and 4,706,917 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	677	471
Additional paid-in capital	163,411,257	156,689,256
Accumulated deficit	(148,922,589)	(146,699,334)
Total Stockholders’ Equity	14,503,327	10,004,375
Total Liabilities and Stockholders’ Equity	$17,951,466	$12,611,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31
	2024	2023
		(As Restated)
Revenues	$35,000	$31,300

Operating Expenses:
Research and development	1,058,131	1,231,745
General and administrative	3,086,121	4,578,653
Total Operating Expenses	4,144,252	5,810,398
Loss From Operations	(4,109,252)	(5,779,098)

Other (Income) Expense:
Interest income	(162,597)	(18,216)
Other income	(149,021)	(76,660)
Gain on exchange of warrants	(1,711,698)	-
Change in fair value of derivative liabilities	137,319	1,488,350
Total Other (Income) Expense	(1,885,997)	1,393,474
Net Loss	$(2,223,255)	$(7,172,572)

Net Loss Per Share - Basic and Diluted	$(0.33)	$(1.93)

Weighted Average Common Shares Outstanding - Basic and Diluted	6,671,382	3,717,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	For the Three Months Ended March 31, 2024
	Series B Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2024 (as restated)	1,398,158	$13,982	4,706,917	$471	$156,689,256	$(146,699,334)	$10,004,375

Common stock issued in connection with warrant exchange [1]	-	-	2,000,000	200	4,742,043	-	4,742,243

Return and cancellation of shares in lieu of payroll tax withholding	-	-	(34,825)	(4)	(48,406)	-	(48,410)

Stock-based compensation:

Restricted share units	-	-	97,827	10	985,028	-	985,038

Options	-	-	-	-	1,043,336	-	1,043,336

Net loss	-	-	-	-	-	(2,223,255)	(2,223,255)

Balance - March 31, 2024	1,398,158	$13,982	6,769,919	$677	$163,411,257	$(148,922,589)	$14,503,327

	For the Three Months Ended March 31, 2023
	Series B Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2023 (as restated)	1,518,158	$15,182	3,677,775	$369	$146,556,418	$(136,281,630)	$10,290,339

Return and cancellation of shares in lieu of payroll tax withholding	-	-	(10,058)	(1)	(39,307)	-	(39,308)

Stock-based compensation:

Restricted share units	-	-	99,898	10	1,188,057	-	1,188,067

Options	-	-	-	-	2,190,428	-	2,190,428

Net loss (as restated)	-	-	-	-	-	(7,172,572)	(7,172,572)

Balance - March 31, 2023 (as restated)	1,518,158	$15,182	3,767,615	$378	$149,895,596	$(143,454,202)	$6,456,954

[1]	Represents the aggregate fair value of 3,351,580 shares of common stock, which includes 2,000,000 that have been issued and 1,351,580 shares held in abeyance. See Note 4 - Stockholders’ Equity - Warrant Exercise and Issuance and Note 6 - Fair Value Measurement for additional details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
		(As Restated)
Cash Flows From Operating Activities:
Net loss	$(2,223,255)	$(7,172,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,713	39,351
Dividend and interest income	(151,596)	(63,940)
Stock-based compensation	2,028,374	3,378,495
Non-cash lease expense	36,062	29,011
Gain on exchange of warrants	(1,711,698)	-
Change in fair value of derivative liabilities	137,319	1,488,350
Changes in operating assets and liabilities:
Accounts receivable	(15,700)	-
Prepaid expenses and other current assets	(60,142)	(69,281)
Accounts payable	41,513	(78,316)
Accrued expenses and other current liabilities	(402,589)	102,913
Lease liability	(38,781)	(33,288)
Net Cash Used In Operating Activities	(2,317,780)	(2,379,277)

Cash Flows From Investing Activities:
Sale of marketable securities	5,800,000	4,066,501
Purchase of marketable securities	(10,728,006)	(1,467,310)
Purchases of equipment	-	(60,022)
Net Cash (Used In) Provided By Investing Activities	(4,928,006)	2,539,169

Cash Flows From Financing Activities:
Proceeds from exchange and issuance of warrants, net [1]	7,528,027	-
Deferred offering costs	(9,538)	-
Net Cash Provided By Financing Activities	7,518,489	-

Net Increase In Cash and Cash Equivalents	272,703	159,892

Cash and Cash Equivalents - Beginning of the Period	884,377	1,676,577

Cash and Cash Equivalents - End of the Period	$1,157,080	$1,836,469

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Accrued purchases of equipment	$29,246	$-
Return and cancellation of shares in lieu of payroll tax withholding	$48,410	$39,308

[1]	Includes gross proceeds of $8,123,391, less issuance costs of $595,364.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BUSINESS ORGANIZATION, NATURE OF OPERATIONS, BASIS OF PRESENTATION AND LIQUIDITY

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

Business Operations

BRT develops therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells. BRT’s website is at www.biorestorative.com. The information contained in the website or connected thereto is not intended to be incorporated by reference into this Quarterly Report. BRT is currently developing a Disc/Spine Program referred to as “brtxDISC”. Its lead cell therapy candidate, BRTX-100, is a product formulated from autologous (or a person’s own) cultured mesenchymal stem cells collected from the patient’s bone marrow. The product is intended to be used for the non-surgical treatment of painful lumbosacral disc disorders or as a complimentary therapeutic to a surgical procedure. BRT is also engaging in research efforts with respect to a platform technology utilizing brown adipose (fat) for therapeutic purposes to treat type 2 diabetes, obesity and other metabolic disorders and has labeled this initiative its ThermoStem Program. In addition, in continuation of BRT’s mission of developing and commercializing cell-based biologics, it is seeking to develop a biologics-based cosmetic products business. Pursuant to such business, BRT would formulate, manufacture and sell products designed for cosmetic and aesthetic uses. Further, BRT has licensed a patented curved needle device that is a needle system designed to deliver cells and/or other therapeutic products or material to the spine and discs or other potential sites.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The December 31, 2023 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by U.S. GAAP. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2024 and for the three months then ended. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2023 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on June 11, 2024 as part of the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A (the “Form 10-K/A”), which includes the restatement of the Company’s consolidated financial statements, including periods that are included in this Quarterly Report on Form 10-Q. Refer to Note 2 – Summary of Significant Accounting Policies – Restatement of Previously Issued Consolidated Financial Statements and Note 3 – Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements in the Form 10-K/A for additional information

Liquidity

For the three months ended March 31, 2024, the Company had a net loss of $2.2 million, negative cash flows from operations of $2.3 million and working capital of $13.3 million. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur net losses and negative cash flows from operations as it executes its development plans for 2024 and beyond, as well as other potential strategic and business development initiatives. The Company has previously funded, and plans to continue funding, these losses primarily through current cash on hand, investments in marketable securities and additional infusions of cash from equity and debt financing. During the three months ended March 31, 2024, the Company raised net proceeds of approximately $7.5 million in connection with a warrant exercise program which is further discussed in Note 4 – Stockholders’ Equity.

Based on cash on hand and investments as of the date these unaudited condensed consolidated financial statements were issued, which includes $7.5 million of net proceeds from the warrant exercise program, the Company believes it has sufficient cash to fund operations for at least 12 months after the issuance date of these unaudited condensed consolidated financial statements.

However, the Company’s current funds will not be sufficient to enable the Company to fully complete its development activities or attain profitable operations. If the Company is unable to obtain such needed additional financing on a timely basis, the Company may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations and liquidate.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2023, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

Reclassifications

Certain prior period statements of operations, changes in stockholders’ equity and cash flows amounts have been reclassified to conform to the Company’s fiscal 2024 presentation. These reclassifications have no impact on the Company’s previously reported net loss.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution. The Company maintains deposits in its accounts that hold cash and cash equivalents in excess of the Federal Depository Insurance Corporation (“FDIC”) coverage of $250,000 per banking institution. The Company had deposits in excess of FDIC coverage of $830,125 and $604,226 as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, the Company has not experienced losses on this account.

The royalties related to the Company’s sublicense comprised all of the Company’s revenue during the three months ended March 31, 2024 and 2023.

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

The Company considers cash and cash equivalents, investments held in marketable securities, accounts receivable, accounts payable and derivative liabilities to meet the definition of financial instruments. As of March 31, 2024 and December 31, 2023, the carrying amount of cash and cash equivalents, investments held in marketable securities, accounts receivable, and accounts payable approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The warrants classified as derivative liabilities are measured at fair value (see Note 6 – Fair Value Measurement for additional details).

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding options and warrants are considered potential common stock. The Company has 1,351,580 shares held in abeyance included in basic loss per share given that they are issuable for no additional consideration (see Note 4 – Stockholders’ Equity for additional details). The dilutive effect, if any, of stock options and warrants are calculated using the treasury stock method. All outstanding convertible preferred stock is considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, options, warrants, restricted stock units (“RSUs”) and convertible preferred stock have been excluded from the Company’s computation of diluted net loss per common share for the three months ended March 31, 2024 and 2023.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise or conversion price could be less than the average market price of the common shares:

	For the Three Months Ended
	March 31,
	2024	2023
Stock options	3,401,608	1,493,656
Warrants	3,952,840	4,791,075
Unvested RSUs	-	97,827
Convertible Preferred Stock	1,398,158	1,518,158
	8,752,606	7,900,716

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segments Disclosures (Topic 280), which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant (“ASU 2023-07”) segment expenses on both an annual and interim basis. The guidance becomes effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023-07.

In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). The amendments in ASU 2023-09 are designed to enhance the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this update on its condensed consolidated financial statements and related disclosures.

NOTE 3 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of:

	March 31,	December 31,
	2024	2023
Accrued bonuses	$143,594	$638,000
Accrued general and administrative expenses	194,749	73,686
Total accrued expenses and other current liabilities	$338,343	$711,686

NOTE 4 - STOCKHOLDERS’ EQUITY

Warrant Exercise and Issuance

On February 6, 2024, the Company entered into agreements with certain holders of its existing warrants exercisable for an aggregate of 3,351,580 shares of its Common Stock (collectively, the “Existing Warrants”), to exercise their warrants at a reduced exercise price of $2.33 per share, in exchange for the issuance of new warrants (the “New Warrants”) as described below (the “Warrant Exercise and Issuance”). The aggregate gross proceeds from the exercise of the Existing Warrants and the payment of the New Warrants, as described below, was approximately $8.1 million, before deducting cash issuance costs in the amount of $595,364. The reduction of the exercise price of the Existing Warrants and the issuance of the New Warrants was structured as an at-market transaction under Nasdaq rules. Of the 3,351,580 shares of Common Stock issuable upon the exercise of the Existing Warrants, through March 31, 2024, the Company had issued an aggregate of 2,000,000 shares of Common Stock. The remaining 1,351,580 shares of Common Stock, which are issuable to Auctus, are being held in abeyance due to Auctus’ maximum beneficial ownership limitation (the “Abeyance Shares”). Such Abeyance Shares have been fully paid for and are issuable upon notice from Auctus to the Company.

In consideration for the immediate exercise of the Existing Warrants for cash and the payment of $0.125 per share underlying the New Warrants, the exercising holders received the New Warrants to purchase shares of Common Stock in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The New Warrants will be exercisable for a period of five years into an aggregate of 2,513,686 shares of Common Stock at an exercise price of $2.43 per share. The securities offered in the private placement have not been registered under the Securities Act or applicable state securities laws. Accordingly, the securities may not be offered or sold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and such applicable state securities laws. As part of the transaction, the Company agreed to file a resale registration statement with the SEC to register the resale of the shares of Common Stock underlying the New Warrants issued in the private placement. Such resale registration statement was filed and was declared effective by the SEC on April 18, 2024.

In connection with the transaction described above, the Company entered into a financial advisory services agreement, dated February 5, 2024, with Roth Capital Partners, LLC (“Roth”), pursuant to which the Company paid Roth a cash fee of approximately $528,000 for its services, in addition to reimbursement for certain expense. During the three months ended March 31, 2024, the Company incurred an aggregate of $595,364 of cash issuance costs related to the Warrant Exercise and Issuance.

Prior to the Warrant Exercise and Issuance, the Existing Warrants were classified as derivative liabilities. Additionally, the Company analyzed the form of the New Warrants and determined that they should be classified as derivative liabilities in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. Under the New Warrants, the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the New Warrants and not result in a change of control of the Company. As a result, such New Warrants do not meet the criteria for equity treatment. Additionally, certain New Warrants contain adjustments to the settlement amount based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40 and, accordingly, such New Warrants are not considered indexed to the Company’s own stock and are not eligible for an exception from derivative accounting. See Note 6 – Fair Value Measurement for details regarding the valuation of the Existing Warrants and the New Warrants.

The Company determined the Warrant Exercise and Issuance to be an exchange of (a) Existing Warrants with a fair value of $1,115,334 and cash consideration of $8,123,392 (consisting of $7,809,181 paid to exercise the Existing Warrants and $314,211 paid for the New Warrants) for (b) 3,351,580 shares of common stock with a fair value of $4,742,244, New Warrants with a fair value of $2,189,420 and cash issuance costs of $595,364. Accordingly, the Company estimated the fair value of each of the components and, as a result, recorded a gain on exchange of warrants of $1,711,698 during the three months ended March 31, 2024.

Warrants

See Note 6 – Fair Value Measurement for details regarding the Company’s estimated fair value of the New Warrants.

A summary of the Company’s warrant activity and related information follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Warrants	Price	In Years
Outstanding, January 1, 2024	4,791,019	$10.57
Granted	2,513,686	2.43
Exercised	(3,351,580)	2.33
Expired	(285)	3,211
Outstanding, March 31, 2024	3,952,840	$4.10	4.1

Exercisable, March 31, 2024	3,952,840	$4.10	4.1

As of March 31, 2024, the warrants exercisable and outstanding had an intrinsic value of $0 and a weighted average remaining life of approximately 4.1 years.

Stock Options

On February 13, 2024, the Company granted options to purchase an aggregate 1,934,716 shares of the Company’s Common Stock at an exercise price of $1.45 per share to employees, the Company’s board of directors and a member of the Company’s Scientific Advisory Board. The options had an aggregate grant date fair value of $2,140,000 and vest as follows: (i) options to purchase an aggregate 513,663 shares of common stock vest monthly over one year, and (ii) options to purchase an aggregate of 1,421,053 shares of common stock vest to the extent of 50% immediately with the remainder vesting quarterly over two years commencing one year from the date of grant. The Company will recognize the grant date fair value of the options proportionate to the vesting period.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Three Months Ended
	March 31,
	2024	2023
Risk free interest rate	4.14 – 4.30%	4.22%
Expected term (years)	2.77 – 5.27	3.5
Expected volatility	101 - 102%	175%
Expected dividends	0.00%	0.00%

Options granted during the three months ended March 31, 2024 and 2023 had a weighted average grant date fair value per share of $1.11 and $2.77 per share, respectively.

A summary of the stock option activity during the three months ended March 31, 2024 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2024	1,466,892	$4.11
Granted	1,934,716	1.45
Exercised	-	-
Forfeited	-	-
Outstanding, March 31, 2024	3,401,608	$2.60	8.3	$-

Exercisable, March 31, 2024	2,028,811	$3.22	7.9	$-

Restricted Stock Units

Pursuant to the Company’s 2021 Stock Incentive Plan (the “2021 Plan”), the Company may grant RSUs to employees, consultants or non-employee directors (“Eligible Individuals”). The number, terms and conditions of the RSUs that are granted to Eligible Individuals are determined on an individual basis by the 2021 Plan administrator. On the distribution date, the Company shall issue to the Eligible Individual one unrestricted, fully transferable share of the Company’s common stock (or the fair market value of one such share in cash) for each vested and nonforfeitable RSU.

A summary of the Company’s unvested RSUs as of March 31, 2024 is as follows:

Number of Shares
Non-vested at January 1, 2024	97,827
Granted	-
Vested	(97,827)
Forfeited	-
Non-vested at March 31, 2024	-

Stock-Based Compensation Expense

The following table presents information related to stock-based compensation expense:

	For the Three Months Ended		Unrecognized at	Weighted Average Remaining
	March 31,		March 31,	Amortization Period
	2024	2023	2024	(Years)
General and administrative	$2,028,374	$3,378,495	$1,668,697	2.04
Total	$2,028,374	$3,378,495	$1,668,697	2.04

The following table presents stock-based compensation by award type:

	For the Three Months Ended
	March 31,
	2024	2023
Options	$1,043,336	$2,190,428
RSUs	985,038	1,188,067
Total	$2,028,374	$3,378,495

Note 5 - LEASES

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

The following table presents net lease cost and other supplemental lease information:

	For the Three Months Ended
	March 31,
	2024	2023
Lease Costs
Operating lease cost (cost resulting from lease payments)	$43,265	$42,007
Net lease costs	$43,265	$42,007

Operating lease - operating cash flows (fixed payments)	$43,265	$42,007
Operating lease - operating cash flows (liability reduction)	$38,781	$33,288
Non-current leases - right of use assets	$115,385	$212,749
Current liabilities - operating lease liabilities	$123,536	$144,821
Non-current liabilities - operating lease liabilities	$-	$123,536

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases as of March 31, 2024:

Fiscal Year	Operating Leases

2024	$129,795
Total future minimum lease payments	129,795
Amount representing interest	(6,259)
Present value of net future minimum lease payments	$123,536

Note 6 – FAIR VALUE MEASUREMENT

On February 8, 2024, in connection with the Warrant Exercise and Issuance, the Company estimated the aggregate fair value of the Existing Warrants (see Note 4 – Stockholders’ Equity for details) to be $1,115,334 using the Black-Scholes option pricing model (Level 3 inputs) and, accordingly, recognized a loss on the change in fair value of derivative liabilities of $12,999 during the three months ended March 31, 2024. The following table shows the detail of the valuation assumptions used:

February 8, 2024
Risk free interest rate	4.20 - 4.28%
Expected term (years)	2.75 - 2.76
Expected volatility	102%
Expected dividends	0.00%

On February 8, 2024, the Company estimated the aggregate issuance date fair value of the derivative liability related to the New Warrants (see Note 4 – Stockholders’ Equity for details) as $2,189,420 using the Black-Scholes option pricing model (Level 3 inputs).

The following table shows the detail of the valuation assumptions used:

February 8, 2024
Risk free interest rate	4.12%
Expected term (years)	5.00
Expected volatility	101%
Expected dividends	0.00%

On March 31, 2024, the Company estimated the aggregate fair value of warrants that are accounted for as derivative liabilities to be $2,755,358 using the Black-Scholes option price model (Level 3 inputs) and, accordingly, recognized a loss on the change in fair value of these derivative liabilities of $124,320 during the three months ended March 31, 2024. The following table shows the detail of the valuation assumptions used:

March 31, 2024
Risk free interest rate	4.21 - 4.22%
Expected term (years)	2.61 - 4.86
Expected volatility	101%
Expected dividends	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 liabilities that are measured at fair value on a recurring basis during the three months ended March 31, 2024:

Balance, January 1, 2024 (as restated)	$1,543,953
Issuance of warrants	2,189,420
Exercise of warrants	(1,115,334)
Change in fair value of derivative liability	137,319
Balance, March 31, 2024	$2,755,358

Assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements at reporting date using:
	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Fair Value
Assets:
Marketable securities as of March 31, 2024	$15,261,220	$-	$-	$15,261,220
Marketable securities as of December 31, 2023	$10,181,618	$-	$-	$10,181,618

Liabilities:
Derivative liabilities as of March 31, 2024	$-	$-	$2,755,358	$2,755,358
Derivative liabilities as of December 31, 2023 (as restated)	$-	$-	$1,543,953	$1,543,953

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Amendment No. 1 to the Annual Report on Form 10-K/A, which was filed on June 11, 2024.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 11, 2024, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

●	our ability to obtain financing needed to complete our clinical trials and implement our business plan;
●	our ability to successfully develop and commercialize BRTX-100, our lead product candidate for the treatment of chronic lumbar disc disease, as well as our metabolic ThermoStem Program;
●	our ability to protect our proprietary rights;
●	our ability to achieve and sustain profitability of the existing lines of business;
●	our ability to attract and retain world-class research and development talent;
●	our ability to attract and retain key science, technology and management personnel and to expand our management team;
●	the accuracy of estimates regarding expenses, future revenue, capital requirements, profitability, and needs for additional financing;
●	business interruptions resulting from geo-political actions, including war and terrorism or disease outbreaks (such as the recent outbreak of COVID-19);
●	our ability to attract and retain customers;
●	our ability to navigate through the increasingly complex therapeutic regulatory environment;
●	our ability to successfully engage in any new business lines that we pursue; and
●	risks related to the restatement of our previously issued financial statements.

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

As of March 31, 2024, our accumulated deficit was $148,922,589. We have historically only generated a modest amount of revenue, and our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

Business Overview

We develop therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells.

We are currently pursuing our Disc/Spine Program with our initial investigational therapeutic product being called BRTX-100. In March 2022, a United States patent issued in our Disc/Spine Program. We have received authorization from the FDA to commence a Phase 2 clinical trial investigating the use of BRTX-100 in the treatment of chronic lower back pain arising from degenerative disc disease. We have commenced such clinical trial through the execution of a CRO agreement with Professional Research Consulting, Inc., d/b/a PRC Clinical, the execution of clinical trial site agreements, patient enrollment, the commencement of patient procedures, the purchase of manufacturing equipment and the expansion of our laboratory to include capabilities for clinical production. We have received a license from the New York State Department of Health to act as a tissue bank for mesenchymal stem cell processing. In June 2023, we received a unanimous recommendation from the Data Safety Monitoring Board to continue our Phase 2 clinical trial without any changes. We have obtained a worldwide (excluding Asia and Argentina) exclusive license to use technology for investigational adult stem cell treatment of disc and spine conditions, including protruding and bulging lumbar discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the leg and foot. We are investigating the expansion of the clinic application of BRTX-100 to other indications within the body.

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

In addition, in continuation of our mission of developing and commercializing cell-based biologics, we are seeking to develop a biologics-based cosmetic products business. Pursuant to such business, we would formulate, manufacture and sell products designed for cosmetic and aesthetic uses. In April 2024. we announced that we have entered into a five-year exclusive supply agreement with Cartessa Aesthetics, LLC (“Cartessa”), a leading North American based aesthetic company, to supply to Cartessa our first commercial product.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

Our financial results for the three months ended March 31, 2024 are summarized as follows in comparison to the three months ended March 31, 2023:

	For the Three Months Ended March 31
	2024	2023
		(As Restated)
Revenues	$35,000	$31,300

Operating Expenses:
Research and development	1,058,131	1,231,745
General and administrative	3,086,121	4,578,653

Total Operating Expenses	4,144,252	5,810,398

Loss From Operations	(4,109,252)	(5,779,098)

Other (Income) Expense:
Interest income	(162,597)	(18,216)
Other income	(149,021)	(76,660)
Gain on exchange of warrants	(1,711,698)	-
Change in fair value of derivative liabilities	137,319	1,488,350

Total Other (Income) Expense	(1,885,997)	1,393,474

Net Loss	$(2,223,255)	$(7,172,572)

Revenues

For the three months ended March 31, 2024 and 2023, we generated $35,000 and $31,300, respectively, of royalty revenue in connection with our sublicense agreement.

Research and Development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended March 31, 2024, research and development expenses decreased by $173,614, or 14%, compared to the three months ended March 31, 2023. The decrease was primarily the result of a decrease in compensation costs of $237,383 related to a discretionary bonus during the 2023 period partially offset by an increase in laboratory expenses related to our Phase II clinical trial of $74,005. We expect that our research and development expenses will increase in subsequent fiscal periods.

General and Administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and stock-based compensation to employees, as well as corporate expenses such as legal and professional fees, investor relations and occupancy-related expenses. For the three months ended March 31, 2024, general and administrative expenses decreased by $1,492,532, or 33%, as compared to the three months ended March 31, 2023, primarily driven by a decrease in stock-based compensation expense of $1,350,121 due to options granted in 2021 and 2022 that became fully vested in 2023 and a decrease in headcount costs of $243,171, partially offset by an increase in legal and professional fees expense of $64,628 primarily related to our warrant exercise program.

Interest Income

For the three months ended March 31, 2024, interest income was $162,597, compared to interest income of $18,216 for the three months ended March 31, 2023. The change was primarily due to interest and dividend income on the investments held in marketable securities.

Other Income

For the three months ended March 31, 2024, other income primarily related to gains from settlements of certain accrued expenses and realized and unrealized gain on investments. For the three months ended March 31, 2023, other income primarily related to gains from settlements of certain accrued expenses and unrealized gain on investments.

Gain on Exchange of Warrants

For the three months ended March 31, 2024, we recognized a gain on exchange of $1,711,698 related to the issuance of warrants and common stock in exchange for the cancellation of existing warrants.

Change in Fair Value of Derivative Liabilities

For the three months ended March 31, 2024 and 2023, we recognized a loss on the change in fair value of derivative liabilities of $137,319 and $1,488,350, respectively, related to the increase in fair value of warrants that are accounted for as derivative liabilities.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	March 31,	December 31,
	2024	2023
		(As Restated)
Cash and cash equivalents	$1,157,080	$884,377

Investments held in marketable securities	$15,261,220	$10,181,618

Working capital	$13,322,124	$8,783,181

Working capital increased by $4,538,943 primarily due to the $7,518,489 of cash provided by financing activities which was partially offset by $2,317,780 of cash used to fund our operations.

Availability of Additional Funds

Based upon our accumulated deficit of $148,922,589 as of March 31, 2024, along with our forecast for continued operating losses and our need for financing to fund our current and contemplated clinical trials, we will eventually require additional equity and/or debt financing to continue our operations. However, based on cash and cash equivalents and investments on hand, we believe we have sufficient cash to fund operations for at least 12 months after the issuance date of these financial statements.

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

Cash Flows

During the three months ended March 31, 2024 and 2023, our sources and uses of cash were as follows:

	Three months Ended March 31,
	2024	2023
		(As Restated)
Net cash used in operating activities	$(2,317,780)	$(2,379,277)
Net cash (used in) provided by investing activities	(4,928,006)	2,539,169
Net cash provided by financing activities	7,518,489	-
Net increase in cash	$272,703	$159,892

Operating Activities

Net cash used in operating activities was $2,317,780 for the three months ended March 31, 2024, primarily due to cash used to fund the net loss of $2,223,255, adjusted for net non-cash expenses of $381,174, and $475,699 of cash used in changes in operating assets and liabilities. Net cash used in operating activities was $2,379,277 for the three months ended March 31, 2023, primarily due to cash used to fund the net loss of $7,172,572, adjusted for net non-cash expenses of $4,871,267, and $77,972 of cash used in changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $4,928,006 for the three months ended March 31, 2024 compared to net cash provided by investing activities of $2,539,169 for the three months ended March 31, 2023, primarily due to a sale of marketable securities, which provided $5,800,00 of cash and a purchase of marketable securities which used $10,728,006 of cash.

Financing Activities

Net cash provided by financing activities was $7,518,489 for the three months ended March 31, 2024 compared to no cash provided by financing activities for the three months ended March 31, 2023, due to net proceeds received in connection with the exercise and issuance of warrants.

Effects of Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our unaudited condensed consolidated financial statements that require estimation but are not deemed critical, as defined above.

For a detailed discussion of our significant accounting policies and related judgments, see Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Item 1. Financial Statements” of this report.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of March 31, 2024.

Management has completed such evaluation and has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of March 31, 2024 were not effective.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness, as defined in the standards established by Sarbanes-Oxley, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weaknesses in our internal control over financial reporting were present as of December 31, 2023 and continued to exist as of March 31, 2024:

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

Changes in Internal Control Over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting that occurred during our first quarter of 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

An investment in our Common Stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2023, as filed with the SEC on June 11, 2024, in addition to other information contained in that report and in this quarterly report in evaluating the Company and its business before purchasing shares of our Common Stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the three months ended March 31, 2024, we issued the following securities in a transaction not involving any public offering. For the following transaction, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. For such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of entities, the investors had access to information regarding us, and we were available to answer questions from the prospective investors. We reasonably believe that the investors are accredited investors.

		Warrants
Date Issued	Common Stock	Shares	Exercise Price	Term (Years)	Purchaser(s)	Consideration(1)
2/6/24	-	2,513,686	$2.43	5	(2)	$314,211

(1)	The warrants were issued pursuant to a private placement of securities at a price of $0.125 per warrant. The fair value of the warrants was $2,189,420 as of February 8, 2024, the date of issuance.

(2)	Accredited investors.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation	8-K	3.3	1/5/2023
3.2	Certificate of Designations of Preferred Stock (Series B)	8-K	3.4	1/5/2023
3.3	Bylaws	8-K	3.5	1/5/2023
10.1	Form of Agreement, dated February 6, 2024, by and between the Company and the warrant holders (other than Auctus Fund, LLC)	8-K	10.1	2/8/2024
10.2	Form of Agreement, dated February 5, 2024, by and between the Company and Auctus Fund, LLC	8-K	10.2	2/8/2024
10.3	Form of New Warrant issued to warrantholders (other than Auctus Fund, LLC)	8-K	10.3	2/8/2024
10.4	Form of New Warrant issued to Auctus Fund, LLC	8-K	10.4	2/8/2024
31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)

*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIORESTORATIVE THERAPIES, INC.

By:	/s/ Lance Alstodt
Lance Alstodt
Chief Executive Officer, President, and Chairman of the Board
(Principal Executive Officer)
Date:	June 11, 2024

By:	/s/ Robert E. Kristal
Robert E. Kristal
Chief Financial Officer
(Principal Financial Officer)
Date:	June 11, 2024

