Form 10-Q
period 2024-06-30
BioRestorative Therapies, Inc.
filed 2024-08-13
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 12, 2024 there were 6,919,919 shares of the registrant’s Common Stock outstanding.

BIORESTORATIVE THERAPIES, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIORESTORATIVE THERAPIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(unaudited)	(As Restated)
Assets
Current Assets:
Cash and cash equivalents	$2,252,247	$884,377
Investments held in marketable securities	12,428,218	10,181,618
Accounts receivable	27,400	19,300
Prepaid expenses and other current assets	295,861	305,231
Total Current Assets	15,003,726	11,390,526
Property and equipment, net	345,807	356,055
Right-of-use assets	78,146	151,447
Intangible assets, net	668,818	713,692
Deferred offering costs	22,381	-
Total Assets	$16,118,878	$12,611,720

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$215,920	$189,389
Accrued expenses and other current liabilities	447,622	711,686
Deferred revenue	80,700	-
Lease liability	83,580	162,317
Derivative liabilities	4,491,969	1,543,953
Total Current Liabilities	5,319,791	2,607,345
Total Liabilities	5,319,791	2,607,345

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; Series B Convertible Preferred Stock; 1,543,158 shares designated, 1,398,158 shares issued and outstanding at June 30, 2024 and December 31, 2023	13,982	13,982
Common stock, $0.0001 par value; 75,000,000 shares authorized; 6,919,919 and 4,706,917 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	692	471
Additional paid-in capital	163,735,564	156,689,256
Accumulated deficit	(152,951,151)	(146,699,334)
Total Stockholders’ Equity	10,799,087	10,004,375
Total Liabilities and Stockholders’ Equity	$16,118,878	$12,611,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
		(As Restated)		(As Restated)

Revenues	$89,100	$64,500	$124,100	$95,800
Cost of goods sold	6,490	-	6,490	-
Gross profit	82,610	64,500	117,610	95,800

Operating Expenses:
Research and development	1,292,182	902,891	2,350,313	2,134,636
General and administrative	1,259,235	2,278,160	4,345,356	6,856,813
Total Operating Expenses	2,551,417	3,181,051	6,695,669	8,991,449
Loss From Operations	(2,468,807)	(3,116,551)	(6,578,059)	(8,895,649)

Other (Income) Expense:
Interest income	(175,945)	(96,187)	(338,542)	(114,403)
Other income	(911)	(39,812)	(149,932)	(116,472)
Gain on exchange of warrants	-	-	(1,711,698)	-
Change in fair value of derivative liabilities	1,736,611	2,728,847	1,873,930	4,217,197
Total Other Expense (Income)	1,559,755	2,592,848	(326,242)	3,986,322
Net Loss	$(4,028,562)	$(5,709,399)	$(6,251,817)	$(12,881,971)

Net Loss Per Share - Basic and Diluted	$(0.50)	$(1.47)	$(0.84)	$(3.39)

Weighted Average Common Shares Outstanding - Basic and Diluted	8,121,499	3,886,309	7,400,446	3,803,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	For the Six Months Ended June 30, 2024
	Series B Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2024 (as restated)	1,398,158	$13,982	4,706,917	$471	$156,689,256	$(146,699,334)	$10,004,375

Common stock issued in connection with warrant exchange [1]	-	-	2,000,000	200	4,742,043	-	4,742,243

Return and cancellation of shares in lieu of payroll tax withholding	-	-	(34,825)	(4)	(48,406)	-	(48,410)

Stock-based compensation:

Restricted share units	-	-	97,827	10	985,028	-	985,038

Options	-	-	-	-	1,043,336	-	1,043,336

Net loss	-	-	-	-	-	(2,223,255)	(2,223,255)

Balance - March 31, 2024	1,398,158	13,982	6,769,919	677	163,411,257	(148,922,589)	14,503,327

Common stock issued in connection with abeyance shares	-	-	150,000	15	(15)	-	-

Stock-based compensation:

Options	-	-	-	-	324,322	-	324,322

Net loss	-	-	-	-	-	(4,028,562)	(4,028,562)

Balance - June 30, 2024	1,398,158	$13,982	6,919,919	$692	$163,735,564	$(152,951,151)	$10,799,087

	For the Six Months Ended June 30, 2023
	Series B Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
					(As Restated)	(As Restated)	(As Restated)

Balance - January 1, 2023 (as restated)	1,518,158	$15,182	3,677,775	$369	$146,556,418	$(136,281,630)	$10,290,339

Return and cancellation of shares in lieu of payroll tax withholding	-	-	(10,058)	(1)	(39,307)	-	(39,308)

Stock-based compensation:

Restricted share units	-	-	99,898	10	1,188,060	-	1,188,070

Options	-	-	-	-	2,190,428	-	2,190,428

Net loss (as restated)	-	-	-	-	-	(7,172,572)	(7,172,572)

Balance - March 31, 2023 (as restated)	1,518,158	$15,182	3,767,615	$378	$149,895,599	$(143,454,202)	$6,456,957

Stock-based compensation:

Restricted share units	-	-	1,442	-	1,164,134	-	1,164,134

Options	-	-	-	-	321,534	-	321,534

Issuance of common stock	-	-	93,551	9	411,701	-	411,710

Conversion of Series B preferred to common stock	(120,000)	(1,200)	120,000	12	1,188	-	-

Net loss (as restated)	-	-	-	-	-	(5,709,399)	(5,709,399)

Balance - June 30, 2023 (as restated)	1,398,158	$13,982	3,982,608	$399	$151,794,156	$(149,163,601)	$2,644,936

[1]	Represents the aggregate fair value of 3,351,580 shares of common stock, which includes 2,150,000 that have been issued and 1,201,580 shares held in abeyance. See Note 4 - Stockholders’ Equity - Warrant Exercise and Issuance and Note 6 - Fair Value Measurement for additional details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
		(As Restated)

Cash Flows From Operating Activities:
Net loss	$(6,251,817)	$(12,881,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90,418	80,877
Dividend and interest income	(327,065)	(206,158)
Stock-based compensation	2,352,696	4,864,166
Non-cash lease expense	73,301	58,022
Gain on exchange of warrants	(1,711,698)	-
Change in fair value of derivative liabilities	1,873,930	4,217,197
Changes in operating assets and liabilities:
Accounts receivable	(8,100)	(9,000)
Prepaid expenses and other current assets	(39,040)	(79,778)
Accounts payable	26,531	105,146
Accrued expenses and other current liabilities	(264,064)	256,253
Deferred revenue	80,700	-
Lease liability	(78,737)	(67,585)
Net Cash Used In Operating Activities	(4,182,945)	(3,662,831)

Cash Flows From Investing Activities:
Sale of marketable securities	10,865,000	10,982,932
Purchase of marketable securities	(12,784,535)	(7,535,662)
Purchases of equipment	(35,296)	(89,071)
Net Cash (Used In) Provided By Investing Activities	(1,954,831)	3,358,199

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock in at-the-market offering	-	411,701
Proceeds from exchange and issuance of warrants, net [1]	7,528,027	-
Deferred offering costs	(22,381)	-
Net Cash Provided By Financing Activities	7,505,646	411,701

Net Increase In Cash and Cash Equivalents	1,367,870	107,069

Cash and Cash Equivalents - Beginning of the Period	884,377	1,676,577

Cash and Cash Equivalents - End of the Period	$2,252,247	$1,783,646

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock held in abeyance	$15	$-
Return and cancellation of shares in lieu of payroll tax withholding	$48,410	$39,308

[1]	Includes gross proceeds of $8,123,391, less issuance costs of $595,364.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The December 31, 2023 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by U.S. GAAP. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2024 and for the three and six months then ended. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2023 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on June 11, 2024 as part of the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A (the “Form 10-K/A”), which includes the restatement of the Company’s consolidated financial statements, including periods that are included in this Quarterly Report on Form 10-Q. Refer to Note 2 - Summary of Significant Accounting Policies - Restatement of Previously Issued Consolidated Financial Statements and Note 3 - Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements in the Form 10-K/A for additional information.

Liquidity

For the six months ended June 30, 2024, the Company had a net loss of $6.3 million, negative cash flows from operations of $4.2 million and working capital of $9.7 million. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur net losses and negative cash flows from operations as it executes its development plans for 2024 and beyond, as well as other potential strategic and business development initiatives. The Company has previously funded, and plans to continue funding, these losses primarily through current cash on hand, investments in marketable securities and additional infusions of cash from equity and debt financing. During the six months ended June 30, 2024, the Company raised net proceeds of approximately $7.5 million in connection with a warrant exercise program which is further discussed in Note 4 – Stockholders’ Equity.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

See Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2023, for a complete listing of the Company’s significant accounting policies.

Reclassifications

Certain prior period statements of operations, changes in stockholders’ equity and cash flows amounts have been reclassified to conform to the Company’s fiscal 2024 presentation. These reclassifications have no impact on the Company’s previously reported net loss.

Cash and Cash Equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution. The Company maintains deposits in its accounts that hold cash and cash equivalents in excess of the Federal Depository Insurance Corporation (“FDIC”) coverage of $250,000 per banking institution. The Company had deposits in excess of FDIC coverage of $1,964,341 and $604,226 as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, the Company has not experienced losses on this account.

Customer and Revenue Concentrations

All of the Company’s contract service revenue is derived from one customer. Additionally, all of the Company’s product sales revenue is derived from one customer.

Accounts Receivable

Accounts receivable are carried at their contractual amounts, less an estimate for credit losses. As of June 30, 2024 and 2023, no allowances for credit losses were determined to be necessary. Management estimates the allowance for credit losses based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted.

Deferred Revenue

As of June 30, 2024 and December 31, 2023, the Company had $80,700 and $0 of deferred revenue, respectively, from contracts with customers. The contract liabilities included in deferred revenue represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract. The Company expects to satisfy the remaining performance obligations and recognize the revenue related to its deferred revenue balance within the next twelve months. During the six months ended June 30, 2024, no revenues were recognized for performance obligations satisfied in previous periods.

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

The Company considers cash and cash equivalents, investments held in marketable securities, accounts receivable, accounts payable and derivative liabilities to meet the definition of financial instruments. As of June 30, 2024 and December 31, 2023, the carrying amount of cash and cash equivalents, investments held in marketable securities, accounts receivable, and accounts payable approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The warrants classified as derivative liabilities are measured at fair value (see Note 6 – Fair Value Measurement for additional details).

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company recognizes revenue primarily from the following different types of contracts:

●	Product sales - Revenue is recognized at the point in time the customer obtains control of the goods and the Company satisfies its performance obligation.

●	Royalty revenue - Revenue is recognized as a usage-based royalty from customers’ usage of intellectual property pursuant to a license agreement at the point in time in which the underlying sale occurs.

The Company recognizes bill-and-hold revenue from its sale of cosmetic vials warehoused at a Company location for a specified period of time in accordance with directions received from the Company’s customer. Even though the vials are held at a Company location, a sale is recognized at the point in time when the customer obtains control of the product. Control is transferred to the customer in a bill-and-hold arrangement when: (i) customer acceptance specifications have been met, (ii) legal title has transferred, (iii) the customer has a present obligation to pay for the product and (iv) the risks and rewards of ownership have transferred to the customer. Additionally, all the following bill-and-hold criteria have to be met in order for control to be transferred to the customer:

●	the reason for the bill-and-hold arrangement is substantive
●	the customer has requested the product be warehoused
●	the product has been identified as separately belonging to the customer
●	the product is currently ready for physical transfer to the customer
●	the Company does not have the ability to use the product or direct it to another customer.

The following table summarizes the Company’s revenue recognized in its unaudited condensed consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Product revenue	$69,300	$-	$69,300	$-
Royalty revenue	19,800	64,500	54,800	95,800
	$89,100	$64,500	$124,100	$95,800

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding options and warrants are considered potential common stock. The Company has 1,201,580 shares held in abeyance included in basic loss per share given that they are issuable for no additional consideration (see Note 4 – Stockholders’ Equity for additional details). The dilutive effect, if any, of stock options and warrants are calculated using the treasury stock method. All outstanding convertible preferred stock is considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, options, warrants, restricted stock units (“RSUs”) and convertible preferred stock have been excluded from the Company’s computation of diluted net loss per common share for the three and six months ended June 30, 2024 and 2023.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise or conversion price could be less than the average market price of the common shares:

	For the Three and Six Months Ended
	June 30,
	2024	2023
Stock options	3,401,608	1,466,890
Warrants	3,952,511	4,791,072
Unvested RSUs	-	97,827
Convertible Preferred Stock	1,398,158	1,398,158
	8,752,277	7,753,947

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

In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). The amendments in ASU 2023-09 are designed to enhance the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.

NOTE 3 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of:

	June 30,	December 31,
	2024	2023
Accrued bonuses	$389,500	$638,000
Accrued general and administrative expenses	58,122	73,686
Total accrued expenses and other current liabilities	$447,622	$711,686

NOTE 4 - STOCKHOLDERS’ EQUITY

Warrant Exercise and Issuance

On February 6, 2024, the Company entered into agreements with certain holders of its existing warrants exercisable for an aggregate of 3,351,580 shares of its Common Stock (collectively, the “Existing Warrants”), to exercise their warrants at a reduced exercise price of $2.33 per share, in exchange for the issuance of new warrants (the “New Warrants”) as described below (the “Warrant Exercise and Issuance”). The aggregate gross proceeds from the exercise of the Existing Warrants and the payment of the New Warrants, as described below, was approximately $8.1 million, before deducting cash issuance costs in the amount of $595,364. The reduction of the exercise price of the Existing Warrants and the issuance of the New Warrants was structured as an at-market transaction under Nasdaq rules. Of the 3,351,580 shares of Common Stock issuable upon the exercise of the Existing Warrants, through June 30, 2024, the Company had issued an aggregate of 2,150,000 shares of Common Stock. The remaining 1,201,580 shares of Common Stock, which are issuable to Auctus Fund, LLC (“Auctus”), are being held in abeyance due to Auctus’ maximum beneficial ownership limitation (the “Abeyance Shares”). Such Abeyance Shares have been fully paid for and are issuable upon notice from Auctus to the Company.

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

In connection with the transaction described above, the Company entered into a financial advisory services agreement, dated February 5, 2024, with Roth Capital Partners, LLC (“Roth”), pursuant to which the Company has paid Roth a cash fee of approximately $528,000 for its services, in addition to reimbursement for certain expense. During the six months ended June 30, 2024, the Company incurred an aggregate of $595,364 of cash issuance costs related to the Warrant Exercise and Issuance.

Prior to the Warrant Exercise and Issuance, the Existing Warrants were classified as derivative liabilities. Additionally, the Company analyzed the form of the New Warrants and determined that they should be classified as derivative liabilities in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. Under the New Warrants, the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the New Warrants and not result in a change of control of the Company. As a result, such New Warrants do not meet the criteria for equity treatment. Additionally, certain New Warrants contain adjustments to the settlement amount based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40 and, accordingly, such New Warrants are not considered indexed to the Company’s own stock and are not eligible for an exception from derivative accounting. See Note 6 – Fair Value Measurement for details regarding the valuation of the Existing Warrants and New Warrants.

The Company determined the Warrant Exercise and Issuance to be an exchange by investors of Existing Warrants with an aggregate fair value of $1,115,334 along with aggregate cash consideration of $8,123,392 (consisting of $7,809,181 paid to exercise the Existing Warrants and $314,211 paid for the New Warrants) for an aggregate of 3,351,580 shares of common stock with an aggregate fair value of $4,742,244, New Warrants with an aggregate fair value of $2,189,420 and aggregate cash issuance costs of $595,364 and, accordingly, the Company recorded a gain on extinguishment of $1,711,698 during the six months ended June 30, 2024.

Warrants

See Note 6 – Fair Value of Financial Instruments for details regarding the valuation of the New Warrants.

A summary of the Company’s warrant activity and related information follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Warrants	Price	In Years
Outstanding, January 1, 2024	4,791,019	$10.57
Granted	2,513,686	2.43
Exercised	(3,351,580)	2.33
Expired	(614)	3,136.85
Outstanding, June 30, 2024	3,952,511	$3.85	3.8

Exercisable, June 30, 2024	3,952,511	$3.85	3.8

As of June 30, 2024, the warrants exercisable and outstanding had an intrinsic value of $0.

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

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Six Months Ended
	June 30,
	2024	2023
Risk free interest rate	4.14 - 4.30%	4.22%
Expected term (years)	2.77 - 5.27	3.5
Expected volatility	101 - 102%	175%
Expected dividends	0.00%	0.00%

Options granted during the six months ended June 30, 2024 and 2023 had a weighted average grant date fair value per share of $1.11 and $2.77 per share, respectively. There were no stock options granted during the three months ended June 30, 2024 and 2023.

A summary of the stock option activity during the six months ended June 30, 2024 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2024	1,466,892	$4.11
Granted	1,934,716	1.45
Exercised	-	-
Forfeited	-	-
Outstanding, June 30, 2024	3,401,608	$2.60	8.0	$-

Exercisable, June 30, 2024	2,189,947	$3.12	7.6	$-

Restricted Stock Units (“RSUs”)

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

A summary of the Company’s unvested RSUs as of June 30, 2024 is as follows:

Number of Shares
Non-vested at January 1, 2024	97,827
Granted	-
Vested	(97,827)
Forfeited	-
Non-vested at June 30, 2024	-

Stock-Based Compensation Expense

The following table presents information related to stock-based compensation expense:

						Weighted Average
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Unrecognized at June 30,	Remaining Amortization Period
	2024	2023	2024	2023	2024	(Years)
General and administrative	$324,322	$1,485,668	$2,352,696	$4,864,166	$1,344,375	1.86
Total	$324,322	$1,485,668	$2,352,696	$4,864,166	$1,344,375	1.86

The following table presents stock-based compensation by award type:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Options	$324,322	$321,534	$1,367,658	$2,511,962
RSUs	-	1,164,134	985,038	2,352,204
Total	$324,322	$1,485,668	$2,352,696	$4,864,166

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

The following table presents net lease cost and other supplemental lease information:

	For the Six Months Ended
	June 30,
	2024	2023
Lease Costs
Operating lease cost (cost resulting from lease payments)	$86,530	$84,014
Net lease costs	$86,530	$84,014

Operating lease - operating cash flows (fixed payments)	$86,530	$84,014
Operating lease - operating cash flows (liability reduction)	$78,737	$67,585
Non-current leases - right of use assets	$78,146	$183,738
Current liabilities - operating lease liabilities	$83,580	$150,480
Non-current liabilities - operating lease liabilities	$-	$83,580

Future minimum payments under non-cancellable leases for operating leases for the remaining terms of the leases as of June 30, 2024:

Fiscal Year	Operating Leases
2024	$86,530
Total future minimum lease payments	86,530
Amount representing interest	(2,950)
Present value of net future minimum lease payments	$83,580

NOTE 6 – FAIR VALUE MEASUREMENT

On February 8, 2024, in connection with the Warrant Exercise and Issuance, the Company estimated the aggregate fair value of the Existing Warrants (see Note 4 - Stockholders’ Equity for details) to be $1,115,334 using the Black-Scholes option pricing model (Level 3 inputs). The following table shows the detail of the valuation assumptions used:

February 8, 2024
Risk free interest rate	4.20 - 4.28%
Expected term (years)	2.75 - 2.76
Expected volatility	102%
Expected dividends	0.00%

On February 8, 2024, the Company estimated the aggregate issuance date fair value of the derivative liability related to the New Warrants (see Note 4 - Stockholders’ Equity for details) as $2,189,420 using the Black-Scholes option pricing model (Level 3 inputs).

The following table shows the detail of the valuation assumptions used:

February 8, 2024
Risk free interest rate	4.12%
Expected term (years)	5.00
Expected volatility	101%
Expected dividends	0.00%

On June 30, 2024, the Company estimated the aggregate fair value of warrants that are accounted for as derivative liabilities to be $4,491,969 using the Black-Scholes option price model (Level 3 inputs) and, accordingly, recognized a loss on the change in fair value of these derivative liabilities of $1,873,930 during the six months ended June 30, 2024. The following table shows the detail of the valuation assumptions used:

June 30, 2024
Risk free interest rate	4.37 - 4.62%
Expected term (years)	2.36 - 4.61
Expected volatility	103% - 106%
Expected dividends	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 liabilities that are measured at fair value on a recurring basis during the six months ended June 30, 2024:

Balance, January 1, 2024 (as restated)	$1,543,953
Issuance of warrants	2,189,420
Exercise of warrants	(1,115,334)
Change in fair value of derivative liability	1,873,930
Balance, June 30, 2024	$4,491,969

Assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements at reporting date using:
	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Fair Value
Assets:
Marketable securities as of June 30, 2024	$12,428,218	$-	$-	$12,428,218
Marketable securities as of December 31, 2023	$10,181,618	$-	$-	$10,181,618

Liabilities:
Marketable securities as of June 30, 2024	$-	$-	$4,491,969	$4,491,969
Derivative liabilities as of December 31, 2023 (as restated)	$-	$-	$1,543,953	$1,543,953

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Amendment No. 1 to the Annual Report on Form 10-K/A, which was filed with the Securities and Exchange Commission (the “SEC”) on June 11, 2024.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023, as filed with the SEC on June 11, 2024, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

●	our ability to obtain financing needed to complete our clinical trials and implement our business plan;
●	our ability to successfully develop and commercialize BRTX-100, our lead product candidate for the treatment of chronic lumbar disc disease, as well as our metabolic ThermoStem Program and commercial biocosmeceuticals platform;
●	our ability to protect our proprietary rights;
●	our ability to achieve and sustain profitability of the existing lines of business;
●	our ability to attract and retain world-class research and development talent;
●	our ability to attract and retain key science, technology and management personnel and to expand our management team;
●	the accuracy of estimates regarding expenses, future revenue, capital requirements, profitability, and needs for additional financing;
●	business interruptions resulting from geo-political actions, including war and terrorism or disease outbreaks (such as the recent outbreak of COVID-19);
●	our ability to attract and retain customers;
●	our ability to navigate through the increasingly complex therapeutic regulatory environment;
●	our ability to successfully engage in any new business lines that we pursue; and
●	risks related to the restatement of our previously issued financial statements.

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

As of June 30, 2024, our accumulated deficit was $152,951,151. We have historically only generated a modest amount of revenue, and our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

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

In addition, in continuation of our mission of developing and commercializing cell-based biologics, we are seeking to develop a biologics-based cosmetic products business. Pursuant to such business, we would formulate, manufacture and sell products designed for cosmetic and aesthetic uses. In April 2024, we announced that we have entered into a five-year exclusive supply agreement with Cartessa Aesthetics, LLC (“Cartessa”), a leading North American based aesthetic company, to supply to Cartessa our first commercial product.

Revenue

We derived some of our revenue pursuant to a license agreement with a stem cell treatment company (the “SCTC”) entered into in January 2012, as amended in November 2015 and November 2022. Pursuant to the license agreement, the SCTC granted to us an exclusive license to use certain intellectual property related to, among other things, stem cell disc procedures and we have granted to the SCTC a sublicense to use, and the right to sublicense to third parties the right to use, in certain locations in the United States and the Cayman Islands, certain of the licensed intellectual property. In consideration of the sublicenses, the SCTC has agreed to pay us royalties on a per disc procedure basis.

We also derived our initial product revenue from our five-year exclusive supply agreement with Cartessa entered into in April 2024.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

Our financial results for the three months ended June 30, 2024 are summarized as follows in comparison to the three months ended June 30, 2023:

	For the Three Months Ended
	June 30
	2024	2023
		(As Restated)

Revenues	$89,100	$64,500
Cost of goods sold	6,490	-
Gross profit	82,610	64,500

Operating Expenses:
Research and development	1,292,182	902,891
General and administrative	1,259,235	2,278,160
Total Operating Expenses	2,551,417	3,181,051
Loss From Operations	(2,468,807)	(3,116,551)

Other (Income) Expense:
Interest income	(175,945)	(96,187)
Other income	(911)	(39,812)
Change in fair value of derivative liabilities	1,736,611	2,728,847

Total Other Expense	1,559,755	2,592,848

Net Loss	$(4,028,562)	$(5,709,399)

Revenues

For the three months ended June 30, 2024 and 2023, we generated $19,800 and $64,500, respectively, of royalty revenue in connection with our sublicense agreement with the SCTC primarily due to a decrease in disc procedures which we expect will increase in future periods.

For the three months ended June 30, 2024 and 2023, we generated $69,300 and $0, respectively, of cosmetic product sales revenue in connection with our exclusive supply agreement with Cartessa. We expect that our product sales revenue will increase in future periods as we execute on our contract with Cartessa.

Research and Development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended June 30, 2024, research and development expenses increased by $389,291, or 43%, compared to the three months ended June 30, 2023. The increase was primarily the result of an increase in lab supply expense of $208,374, an increase in payroll expense of $129,348, an increase in consulting expense of $23,482 and an increase in equipment deprecation related to new equipment of $20,319. We expect that our research and development expenses will continue to increase in subsequent fiscal periods.

General and Administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and stock-based compensation to employees, as well as corporate expenses such as legal and professional fees, investor relations and occupancy-related expenses. For the three months ended June 30, 2024, general and administrative expenses decreased by $1,018,925, or 45%, as compared to the three months ended June 30, 2023, primarily driven by a decrease in stock-based compensation expense of $1,161,346 related to vesting of awards, partially offset by an increase in professional fees of approximately $111,711 primarily related to the recent restatement of our historical financial statements.

Interest Income

For the three months ended June 30, 2024, interest income was $175,945, compared to interest income of $96,187 for the three months ended June 30, 2023. The change was primarily due to interest and dividend income on the investments held in marketable securities.

Other Income

For the three months ended June 30, 2024 and 2023, other income primarily related to gains from settlements of certain accrued expenses and realized and unrealized gain on investments.

Change in Fair Value of Derivative Liabilities

For the three months ended June 30, 2024 and 2023, we recognized a loss on the change in fair value of derivative liabilities of $1,736,611 and $2,728,847, respectively, related to the increase in fair value of warrants that are accounted for as derivative liabilities.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

Our financial results for the six months ended June 30, 2024 are summarized as follows in comparison to the six months ended June 30, 2023:

	For the Six Months Ended
	June 30
	2024	2023
		(As Restated)

Revenues	$124,100	$95,800
Cost of goods sold	6,490	-
Gross profit	117,610	95,800

Operating Expenses:
Research and development	2,350,313	2,134,636
General and administrative	4,345,356	6,856,813
Total Operating Expenses	6,695,669	8,991,449
Loss From Operations	(6,578,059)	(8,895,649)

Other (Income) Expense:
Interest income	(338,542)	(114,403)
Other income	(149,932)	(116,472)
Gain on exchange of warrants	(1,711,698)	-
Change in fair value of derivative liabilities	1,873,930	4,217,197

Total Other (Income) Expense	(326,242)	3,986,322

Net Loss	$(6,251,817)	$(12,881,971)

Revenues

For the six months ended June 30, 2024 and 2023, we generated $54,800 and $95,800, respectively, of royalty revenue in connection with our sublicense agreement with the SCTC primarily due to a decrease in disc procedures which we expect will increase in future periods.

For the six months ended June 30, 2024 and 2023, we generated $69,300 and $0, respectively, of cosmetic product sales revenue in connection with our exclusive supply agreement with Cartessa. We expect that our product sales revenue will increase in future periods as we execute on our contract with Cartessa.

Research and Development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the six months ended June 30, 2024, research and development expenses increased by $215,677, or 10%, compared to the six months ended June 30, 2023. The increase was primarily the result of increased lab supply expense of $285,883 and increased payroll expense of $145,380, all partially offset by a decrease in bonus expense of $210,878. We expect that our research and development expenses will continue to increase in subsequent fiscal periods.

General and Administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and stock-based compensation to employees, as well as corporate expenses such as legal and professional fees, investor relations and occupancy-related expenses. For the six months ended June 30, 2024, general and administrative expenses decreased by $2,511,457, or 37%, as compared to the six months ended June 30, 2023, primarily driven by a decrease in stock-based compensation expense of $2,511,470 related to the vesting of awards and a decrease in payroll expense of $210,981 all partially offset by an increase in professional fees of $176,339 primarily related to the recent restatement of our historical financial statements.

Interest Income

For the six months ended June 30, 2024, interest income was $338,542, compared to interest income of $114,403 for the six months ended June 30, 2023. The change was primarily due to interest and dividend income on the investments held in marketable securities.

Other (Income) Expense

For the six months ended June 30, 2024 and 2023, other (income) expense was primarily related to gains from settlements of certain accrued expenses and realized and unrealized gain on investments.

Gain on Exchange of Warrants

For the six months ended June 30, 2024, we recognized a gain on exchange of $1,711,698 related to the issuance of warrants and common stock in exchange for the cancellation of existing warrants.

Change in Fair Value of Derivative Liabilities

For the six months ended June 30, 2024 and 2023, we recognized a loss on the change in fair value of derivative liabilities of $1,873,930 and $4,217,197, respectively, related to the increase in fair value of warrants that are accounted for as derivative liabilities.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	June 30, 2024	December 31, 2023
		(As Restated)
Cash and cash equivalents	$2,252,247	$884,377
Investments held in marketable securities	$12,428,218	$10,181,618
Working capital	$9,683,935	$8,783,181

Working capital increased by $900,754 primarily due to the $7,505,646 of cash provided by financing activities which was partially offset by $4,182,945 of cash used to fund our operations and $1,954,831 of cash used to fund our investments.

Availability of Additional Funds

Based upon our accumulated deficit of $152,951,151 as of June 30, 2024, along with our forecast for continued operating losses and our need for financing to fund our current and contemplated clinical trials, we will eventually require additional equity and/or debt financing to continue our operations. However, based on cash and cash equivalents and investments on hand, we believe we have sufficient cash to fund operations for at least 12 months after the issuance date of these financial statements.

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

Cash Flows

During the six months ended June 30, 2024 and 2023, our sources and uses of cash were as follows:

	Six Months Ended June 30,
	2024	2023
		(As Restated)
Net Cash Used In Operating Activities	$(4,182,945)	$(3,662,831)
Net Cash (Used In) Provided By Investing Activities	$(1,954,831)	$3,358,199
Net Cash Provided By Financing Activities	$7,505,646	$411,701

 Operating Activities

Net cash used in operating activities was $4,182,945 for the six months ended June 30, 2024, primarily due to cash used to fund the net loss of $6,251,817, adjusted for net non-cash expenses of $2,351,582, and $282,710 of cash used in changes in operating assets and liabilities. Net cash used in operating activities was $3,662,831 for the six months ended June 30, 2023, primarily due to cash used to fund the net loss of $12,881,971, adjusted for non-cash expenses of $9,014,104, and $205,036 of cash provided by changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $1,954,831 for the six months ended June 30, 2024 primarily due to a purchase of marketable securities which used $12,784,535 of cash and a sale of marketable securities which provided $10,865,000 of cash. Net cash provided by investing activities was $3,358,199 for the six months ended June 30, 2023 primarily due to a sale of marketable securities which provided $10,982,932 of cash and a purchase of marketable securities which used $7,535,662 of cash.

Financing Activities

Net cash provided by financing activities was $7,505,646 for the six months ended June 30, 2024 due to net proceeds received in connection with the exercise and issuance of warrants, compared to $411,701 net cash provided by financing activities for the six months ended June 30, 2023 due to the net proceeds from the at-the-market offering of our Common Stock.

Effects of Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

We prepare our unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of June 30, 2024.

Management has completed such evaluation and has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is appropriate to allow timely decisions regarding required disclosures. As a result of the material weaknesses in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of June 30, 2024 were not effective.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weaknesses in our internal control over financial reporting were present as of December 31, 2023 and continued to exist as of June 30, 2024:

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

Changes in Internal Control Over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting that occurred during our second quarter of 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

An investment in our Common Stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2023, as filed with the SEC on June 11, 2024, in addition to other information contained in that report and in this quarterly report in evaluating the Company and its business before purchasing shares of our Common Stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the three months ended June 30, 2024, we did not have any unregistered sales of equity securities.

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

BIORESTORATIVE THERAPIES, INC.

By:	/s/ Lance Alstodt
Lance Alstodt
Chief Executive Officer, President, and Chairman of the Board
(Principal Executive Officer)
Date:	August 13, 2024

By:	/s/ Robert E. Kristal
Robert E. Kristal
Chief Financial Officer
(Principal Financial Officer)
Date:	August 13, 2024

