Form 10-K/A
period 2023-12-31
BioRestorative Therapies, Inc.
filed 2024-11-06
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

As of March 28, 2024, there were 6,769,919 shares of common stock outstanding.

Audit Firm Id	Auditor Name:	Auditor Location:
PCAOB ID 688	Marcum LLP	Marlton, New Jersey

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

BioRestorative Therapies, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “Original Filing”) and amended with Amendment No. 1 filed on June 11, 2024 (“Amendment No. 1”). The sole purpose of this Amendment is to supplement the Exhibits contained in Item 15(a)(3) of Part IV of the Original Filing and Amendment No. 1 to include Exhibit 4.1, which was inadvertently omitted from the Original Filing and Amendment No. 1.

This Amendment is being filed as an exhibit-only filing. Except as described above, no changes have been made to the Original Filing or Amendment No. 1. This Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing or Amendment No. 1. Accordingly, this Amendment should be read in conjunction with the Original Filing, Amendment No. 1 and the Company’s other filings with the SEC.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated December 29, 2022, wherein such document is identified as Exhibit 3.3
3.2	Certificate of Designations of Series B Preferred Stock, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated December 29, 2022, wherein such document is identified as Exhibit 3.4
3.3	Bylaws, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated December 29, 2022, wherein such document is identified as Exhibit 3.5
4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934. *
10.1	License Agreement, dated as of January 27, 2012, between Regenerative Sciences, LLC and BioRestorative Therapies, Inc. (“License Agreement”), incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.44
10.2	Amendment to License Agreement, dated March 21, 2012, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.45
10.3	Amendment to License Agreement, dated November 30, 2015, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, wherein such document is identified as Exhibit 10.20
10.4	Letter agreement, dated November 21, 2022, by and among BioRestorative Therapies, Inc., Regenerative Sciences, LLC and Regenexx, LLC with regard to License Agreement, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, wherein such document is identified as Exhibit 10.4

10.5	Lease, dated as of August 25, 2014, between BioRestorative Therapies, Inc. and 50 Republic Road, LLC, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated August 25, 2014, wherein such document is identified as Exhibit 99.1
10.6	Lease Amendment, dated as of June 4, 2019, between 50 Republic Road, LLC and BioRestorative Therapies, Inc., incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, wherein such document is identified as Exhibit 10.37
10.7	BioRestorative Therapies, Inc. 2021 Stock Incentive Plan, as amended**
10.8	Executive Employment Agreement, dated as of March 18, 2021, by and between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated March 18, 2021, wherein such document is identified as Exhibit 99.2
10.9	Executive Employment Agreement, dated as of March 18, 2021, by and between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated March 18, 2021, wherein such document is identified as Exhibit 99.3
10.10	Non-Qualified Stock Option Award Agreement, dated as of March 18, 2021, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated March 18, 2021, wherein such document is identified as Exhibit 99.4
10.11	Non-Qualified Stock Option Award Agreement, dated as of March 18, 2021, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated March 18, 2021, wherein such document is identified as Exhibit 99.5
10.12	Executive Employment Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Robert Kristal**
10.13	Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated November 4, 2021, wherein such document is identified as Exhibit 99.2
10.14	Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated November 4, wherein such document is identified as Exhibit 99.3
10.15	Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Nickolay Kukekov, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.15
10.16	Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Patrick F. Williams, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.16
10.17	Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and David Rosa, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.17
10.18	Amendment No. 1 to Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.18
10.19	Amendment No. 1 to Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.19
10.20	Common Stock Purchase Warrant, dated November 9, 2021, issued by BioRestorative Therapies, Inc. pursuant to public offering, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.20
10.21	Common Stock Purchase Warrant, dated November 9, 2021, issued by BioRestorative Therapies, Inc. to Auctus Fund, LLC, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.21
10.22	Amendment No. 2 to Non-Qualified Stock Option Award Agreement, dated as of December 10, 2021, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.22

10.23	Amendment No. 2 to Non-Qualified Stock Option Award Agreement, dated as of December 10, 2021, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.23
10.24	Amendment No. 1 to Non-Qualified Stock Option Award Agreement, dated as of December 10, 2021, between BioRestorative Therapies, Inc. and Nickolay Kukekov, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.24
10.25	Amendment No. 1 to Non-Qualified Stock Option Award Agreement, dated as of December 10, 2021, between BioRestorative Therapies, Inc. and Patrick F. Williams, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.25
10.26	Amendment No. 1 to Non-Qualified Stock Option Award Agreement, dated as of December 10, 2021, between BioRestorative Therapies, Inc. and David Rosa, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.26
10.27	Executive Employment Agreement, dated as of December 29, 2021, between BioRestorative Therapies, Inc. and Robert Paccasassi**
10.28	Incentive Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, wherein such document is identified as Exhibit 10.28
10.29	Incentive Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, wherein such document is identified as Exhibit 10.29
10.30	Incentive Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and Robert Kristal, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, wherein such document is identified as Exhibit 10.30
10.31	Incentive Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and Robert Paccasassi, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, wherein such document is identified as Exhibit 10.31
10.32	Non-Qualified Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and Nickolay Kukekov, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, wherein such document is identified as Exhibit 10.32
10.33	Non-Qualified Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and Patrick F. Williams, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, wherein such document is identified as Exhibit 10.33
10.34	Non-Qualified Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and David Rosa, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, wherein such document is identified as Exhibit 10.34
10.35	Capital on Demand™ Sales Agreement, dated as of April 14, 2023, by and between BioRestorative Therapies, Inc. and JonesTrading Institutional Services LLC, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated April 14, 2023, wherein such document is identified as Exhibit 1.1
10.36	Incentive Stock Option Award Agreement, dated as of February 13, 2024, between BioRestorative Therapies, Inc. and Lance Alstodt**
10.37	Incentive Stock Option Award Agreement, dated as of February 13, 2024, between BioRestorative Therapies, Inc. and Francisco Silva**
10.38	Incentive Stock Option Award Agreement, dated as of February 13, 2024, between BioRestorative Therapies, Inc. and Robert Kristal**
10.39	Incentive Stock Option Award Agreement, dated as of February 13, 2024, between BioRestorative Therapies, Inc. and Robert Paccasassi**

10.40	Non-Qualified Stock Option Award Agreement, dated as of February 13, 2024, between BioRestorative Therapies, Inc. and Nickolay Kukekov**
10.41	Non-Qualified Stock Option Award Agreement, dated as of February 13, 2024, between BioRestorative Therapies, Inc. and Patrick F. Williams**
10.42	Non-Qualified Stock Option Award Agreement, dated as of February 13, 2024, between BioRestorative Therapies, Inc. and David Rosa**
14	Code of Ethics, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 14
21	Subsidiaries, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, wherein such document is identified as Exhibit 21
23	Independent Registered Public Accounting Firm’s Consent**
31.1	Principal Executive Officer Certification*
31.2	Principal Financial Officer Certification*
32	Section 1350 Certification***
97	Clawback Policy**
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Schema Document *
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Previously filed

***Previously furnished

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIORESTORATIVE THERAPIES, INC.

Dated: November 6, 2024	By:	/s/ Lance Alstodt
Lance Alstodt
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Lance Alstodt	Chief Executive Officer, President, Chairman of the Board and Director	November 6, 2024
Lance Alstodt	(Principal Executive Officer)

/s/ Francisco Silva	Vice President, Research and Development and Director	November 6, 2024
Francisco Silva

/s/ Robert E. Kristal	Chief Financial Officer	November 6, 2024
Robert E. Kristal	(Principal Financial Officer and Principal Accounting Officer)

/s/ Nickolay Kukekov	Director	November 6, 2024
Nickolay Kukekov

/s/ Patrick F. Williams	Director	November 6, 2024
Patrick F. Williams

/s/ David Rosa	Director	November 6, 2024
David Rosa