Form 10-Q
period 2024-09-30
BioRestorative Therapies, Inc.
filed 2024-11-12
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 12, 2024 there were 6,919,919 shares of the registrant’s Common Stock outstanding.

BIORESTORATIVE THERAPIES, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIORESTORATIVE THERAPIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)	(As Restated)
Assets

Current Assets:
Cash and cash equivalents	$1,489,444	$884,377
Investments held in marketable securities	11,598,417	10,181,618
Accounts receivable	165,000	19,300
Prepaid expenses and other current assets	233,697	305,231
Deferred offering costs	22,381	-
Total Current Assets	13,508,939	11,390,526
Property and equipment, net	378,434	356,055
Right-of-use assets	39,697	151,447
Intangible assets, net	646,381	713,692
Total Assets	$14,573,451	$12,611,720

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$401,379	$189,389
Accrued expenses and other current liabilities	682,237	711,686
Lease liability	42,414	162,317
Warrant liabilities	3,455,505	1,543,953
Total Current Liabilities	4,581,535	2,607,345
Total Liabilities	4,581,535	2,607,345

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; Series B Convertible Preferred Stock; 1,543,158 shares designated, 1,398,158 shares issued and outstanding at September 30, 2024 and December 31, 2023	13,982	13,982
Common stock, $0.0001 par value; 75,000,000 shares authorized; 6,919,919 and 4,706,917 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	692	471
Additional paid-in capital	164,019,809	156,689,256
Accumulated deficit	(154,042,567)	(146,699,334)
Total Stockholders’ Equity	9,991,916	10,004,375
Total Liabilities and Stockholders’ Equity	$14,573,451	$12,611,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
		(As Restated)		(As Restated)

Revenues	$233,600	$30,700	$357,700	$126,500
Cost of goods sold	18,243	-	24,733	-
Gross profit	215,357	30,700	332,967	126,500

Operating Expenses:
Research and development	1,320,030	809,824	3,690,495	2,944,460
General and administrative	1,182,320	2,325,319	5,507,524	9,182,132
Total Operating Expenses	2,502,350	3,135,143	9,198,019	12,126,592
Loss From Operations	(2,286,993)	(3,104,443)	(8,865,052)	(12,000,092)

Other (Income) Expense:
Interest income	(158,547)	(61,667)	(497,089)	(176,070)
Grant income	-	(83,333)	-	(83,333)
Other income	(566)	(33,951)	(150,498)	(150,423)
Gain on exchange of warrants	-	-	(1,711,698)	-
Change in fair value of warrant liabilities	(1,036,464)	(7,693,753)	837,466	(3,476,556)
Total Other (Income) Expense	(1,195,577)	(7,872,704)	(1,521,819)	(3,886,382)
Net (Loss) Income	$(1,091,416)	$4,768,261	$(7,343,233)	$(8,113,710)

Net (Loss) Income Per Share - Basic	$(0.13)	$1.04	$(0.96)	$(2.00)

Net (Loss) Income Per Share - Diluted	$(0.13)	$0.39	$(0.96)	$(2.00)

Weighted Average Common Shares Outstanding - Basic	8,121,499	4,570,843	7,643,437	4,061,975

Weighted Average Common Shares Outstanding - Diluted	8,121,499	12,324,766	7,643,437	4,061,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	For the Nine Months Ended September 30, 2024
	Series B Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2024 (as restated)	1,398,158	$13,982	4,706,917	$471	$156,689,256	$(146,699,334)	$10,004,375
Common stock issued in connection with warrant exchange [1]	-	-	2,000,000	200	4,742,043	-	4,742,243
Return and cancellation of shares in lieu of payroll tax withholding	-	-	(34,825)	(4)	(48,406)	-	(48,410)
Stock-based compensation:
Restricted share units	-	-	97,827	10	985,028	-	985,038
Options	-	-	-	-	1,043,336	-	1,043,336
Net loss (as restated)	-	-	-	-	-	(2,223,255)	(2,223,255)
Balance - March 31, 2024	1,398,158	$13,982	6,769,919	$677	$163,411,257	$(148,922,589)	$14,503,327
Common stock issued in connection with abeyance shares	-	-	150,000	15	(15)	-	-
Stock-based compensation:
Options	-	-	-	-	324,322	-	324,322
Net loss	-	-	-	-	-	(4,028,562)	(4,028,562)
Balance - June 30, 2024	1,398,158	$13,982	6,919,919	$692	$163,735,564	$(152,951,151)	$10,799,087
Stock-based compensation:
Options	-	-	-	-	284,245	-	284,245
Net loss	-	-	-	-	-	(1,091,416)	(1,091,416)
Balance - September 30, 2024	1,398,158	$13,982	6,919,919	$692	$164,019,809	$(154,042,567)	$9,991,916

	For the Nine Months Ended September 30, 2023
	Series B Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
					(As Restated)	(As Restated)	(As Restated)

Balance - January 1, 2023 (as restated)	1,518,158	$15,182	3,677,775	$369	$146,556,418	$(136,281,630)	$10,290,339
Return and cancellation of shares in lieu of payroll tax withholding	-	-	(10,058)	(1)	(39,307)	-	(39,308)
Stock-based compensation:
Restricted share units	-	-	99,898	10	1,188,060	-	1,188,070
Options	-	-	-	-	2,190,428	-	2,190,428
Net loss (as restated)	-	-	-	-	-	(7,172,572)	(7,172,572)
Balance - March 31, 2023 (as restated)	1,518,158	$15,182	3,767,615	$378	$149,895,599	$(143,454,202)	$6,456,957
Stock-based compensation:
Restricted share units	-	-	1,442	-	1,164,134	-	1,164,134
Options	-	-	-	-	321,534	-	321,534
Issuance of common stock	-	-	93,551	9	411,701	-	411,710
Conversion of Series B preferred to common stock	(120,000)	(1,200)	120,000	12	1,188	-	-
Net loss (as restated)	-	-	-	-	-	(5,709,399)	(5,709,399)
Balance - June 30, 2023 (as restated)	1,398,158	$13,982	3,982,608	$399	$151,794,156	$(149,163,601)	$2,644,936
Stock-based compensation:
Restricted share units	-	-	-	-	1,164,134	-	1,164,134
Options	-	-	-	-	329,570	-	329,570
Issuance of common stock	-	-	685,033	69	1,853,921	-	1,853,990
Net income (as restated)	-	-	-	-	-	4,768,261	4,768,261
Balance - September 30, 2023 (as restated)	1,398,158	$13,982	4,667,641	$468	$155,141,781	$(144,395,340)	$10,760,891

[1]	Represents the aggregate fair value of 3,351,580 shares of common stock, which includes 2,150,000 that have been issued and 1,201,580 shares held in abeyance. See Note 4 - Stockholders’ Equity - Warrant Exercise and Issuance and Note 6 - Fair Value Measurement for additional details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
		(As Restated)

Cash Flows From Operating Activities:
Net loss	$(7,343,233)	$(8,113,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138,687	123,022
Dividend and interest income	(492,476)	(166,866)
Stock-based compensation	2,636,941	6,318,562
Non-cash lease expense	111,750	87,034
Gain on exchange of warrants	(1,711,698)	-
Change in fair value of warrant liabilities	837,466	(3,476,556)
Changes in operating assets and liabilities:
Accounts receivable	(145,700)	(23,300)
Prepaid expenses and other current assets	23,124	37,151
Accounts payable	211,990	56,453
Accrued expenses and other current liabilities	(29,449)	418,882
Lease liability	(119,903)	(102,921)
Net Cash Used In Operating Activities	(5,882,501)	(4,842,249)

Cash Flows From Investing Activities:
Sale of marketable securities	17,370,243	18,089,372
Purchase of marketable securities	(18,294,566)	(14,651,512)
Purchases of equipment	(93,755)	(101,019)
Net Cash (Used In) Provided By Investing Activities	(1,018,078)	3,336,841

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock in at-the-market offering	-	411,710
Net proceeds from issuance of common stock in direct-offering	-	1,853,990
Proceeds from exchange and issuance of warrants, net [1]	7,528,027	-
Deferred offering costs	(22,381)	-
Net Cash Provided By Financing Activities	7,505,646	2,265,700

Net Increase In Cash and Cash Equivalents	605,067	760,292

Cash and Cash Equivalents - Beginning of the Period	884,377	1,676,577

Cash and Cash Equivalents - End of the Period	$1,489,444	$2,436,869

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock held in abeyance	$15	$-
Return and cancellation of shares in lieu of payroll tax withholding	$48,410	$39,308

[1]	Includes gross proceeds of $8,123,391, less issuance costs of $595,364.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The December 31, 2023 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by U.S. GAAP. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2024 and for the three and nine months then ended. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2023 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on June 11, 2024 as part of the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A (the “Form 10-K/A”), which includes the restatement of the Company’s consolidated financial statements, including periods that are included in this Quarterly Report on Form 10-Q. Refer to Note 2 - Summary of Significant Accounting Policies - Restatement of Previously Issued Consolidated Financial Statements and Note 3 - Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements in the Form 10-K/A for additional information.

Liquidity

For the nine months ended September 30, 2024, the Company had a net loss of $7.3 million, negative cash flows from operations of $5.9 million and working capital of $8.9 million. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur net losses and negative cash flows from operations as it executes its development plans for 2024 and beyond, as well as other potential strategic and business development initiatives. The Company has previously funded, and plans to continue funding, these losses primarily through current cash on hand, investments in marketable securities and additional infusions of cash from equity and debt financing. During the nine months ended September 30, 2024, the Company raised net proceeds of approximately $7.5 million in connection with a warrant exercise program which is further discussed in Note 4 – Stockholders’ Equity. On November 6, 2024, the Company entered into an at-the-market offering agreement pursuant to which the Company has an ability to issue and sell shares of its common stock up to an aggregate offering price of $3,614,170. See Note 7 – Subsequent Events for additional details.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

See Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2023 for a complete listing of the Company’s significant accounting policies.

Reclassifications

Certain prior period statements of operations, changes in stockholders’ equity and cash flows amounts have been reclassified to conform to the Company’s fiscal 2024 presentation. These reclassifications have no impact on the Company’s previously reported net (loss) income.

Cash and Cash Equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution. The Company maintains deposits in its accounts that hold cash and cash equivalents in excess of the Federal Depository Insurance Corporation (“FDIC”) coverage of $250,000 per banking institution. The Company had deposits in excess of FDIC coverage of $1,220,350 and $604,226 as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, the Company has not experienced losses on this account.

Customer and Revenue Concentrations

All of the Company’s contract service revenue is derived from one customer. Additionally, all of the Company’s product sales revenue is derived from one customer.

Accounts Receivable

Accounts receivable are carried at their contractual amounts, less an estimate for credit losses. As of September 30, 2024 and 2023, no allowances for credit losses were determined to be necessary. Management estimates the allowance for credit losses based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted.

Deferred Contract Costs

The Company defers costs associated with fulfilling its contracts if those costs meet all of the following criteria: (i) the costs relate directly to a contract, (ii) the costs generate or enhance resources of the Company that will be used in satisfying performance obligations in the future, and (iii) the costs are expected to be recovered. Deferred contract costs are recognized as cost of revenues in the period when the related revenue is recognized. Deferred contract costs consist of consumables and labor costs and are included in prepaid and other current assets in the unaudited condensed consolidated balance sheets. The Company had $8,333 and $0 deferred contract costs as of September 30, 2024 and December 31, 2023, respectively.

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

The Company considers cash and cash equivalents, investments held in marketable securities, accounts receivable, accounts payable and warrant liabilities to meet the definition of financial instruments. As of September 30, 2024 and December 31, 2023, the carrying amount of cash and cash equivalents, investments held in marketable securities, accounts receivable, and accounts payable approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The warrant liabilities are measured at fair value (see Note 6 – Fair Value Measurement for additional details).

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

The Company recognizes bill-and-hold revenue from its sale of cosmetic vials warehoused at a Company location for a specified period of time in accordance with directions received from the Company’s customer. Even though the vials are held at a Company location, a sale is recognized at the point in time when the customer obtains control of the product. Control is transferred to the customer in a bill-and-hold arrangement when: (i) customer acceptance specifications have been met, (ii) legal title has transferred, (iii) the customer has a present obligation to pay for the product and (iv) the risks and rewards of ownership have transferred to the customer. Additionally, all the following bill-and-hold criteria have to be met in order for control to be transferred to the customer:

●	the reason for the bill-and-hold arrangement is substantive
●	the customer has requested the product be warehoused
●	the product has been identified as separately belonging to the customer
●	the product is currently ready for physical transfer to the customer
●	the Company does not have the ability to use the product or direct it to another customer.

The following table summarizes the Company’s revenue recognized in its unaudited condensed consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Product revenue	$230,700	$-	$300,000	$-
Royalty revenue	2,900	30,700	57,700	126,500
	$233,600	$30,700	$357,700	$126,500

Net (Loss) Income Per Common Share

Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the year. All outstanding options and warrants are considered potential common stock. The Company has 1,201,580 shares held in abeyance included in basic loss per share given that they are issuable for no additional consideration (see Note 4 – Stockholders’ Equity for additional details). The dilutive effect, if any, of stock options and warrants are calculated using the treasury stock method. All outstanding convertible preferred stock is considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, options, warrants, restricted stock units (“RSUs”) and convertible preferred stock have been excluded from the Company’s computation of diluted net (loss) income per common share for the three months ended September 30, 2024 and the nine months ended September 30, 2024 and 2023.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise or conversion price could be less than the average market price of the common shares:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Stock options	3,401,608	-	3,401,608	1,466,890
Warrants	3,952,504	-	3,952,504	4,791,048
Unvested RSUs	-	-	-	97,827
Convertible Preferred Stock	1,398,158	-	1,398,158	1,398,158
	8,752,270	-	8,752,270	7,753,923

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Improvements to Reportable Segments Disclosures (Topic 280)” (“ASU 2023-07”), which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on both an annual and interim basis. The guidance becomes effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023-07.

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” (“ASU 2024-03”), which is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the potential impact of this update on its consolidated financial statements and related disclosures.

NOTE 3 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of:

	September 30,	December 31,
	2024	2023
Accrued bonuses	$584,250	$638,000
Accrued general and administrative expenses	97,987	73,686
Total accrued expenses and other current liabilities	$682,237	$711,686

NOTE 4 - STOCKHOLDERS’ EQUITY

2021 Stock Incentive Plan

On July 23, 2024, the Company’s Board of Directors approved an amendment to the Company’s 2021 Stock Incentive Plan (the “2021 Plan”) to increase the number of shares of common stock authorized to be issued under the 2021 Plan from 3,850,000 to 6,850,000. On September 19, 2024, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved the amendment to the 2021 Plan to increase such number of authorized shares.

Warrant Exercise and Issuance

On February 6, 2024, the Company entered into agreements with certain holders of its existing warrants exercisable for an aggregate of 3,351,580 shares of its Common Stock (collectively, the “Existing Warrants”), to exercise their warrants at a reduced exercise price of $2.33 per share, in exchange for the issuance of new warrants (the “New Warrants”) as described below (the “Warrant Exercise and Issuance”). The aggregate gross proceeds from the exercise of the Existing Warrants and the payment of the New Warrants, as described below, was approximately $8.1 million, before deducting cash issuance costs in the amount of $595,364. The reduction of the exercise price of the Existing Warrants and the issuance of the New Warrants was structured as an at-market transaction under Nasdaq rules. Of the 3,351,580 shares of Common Stock issuable upon the exercise of the Existing Warrants, through September 30, 2024, the Company had issued an aggregate of 2,150,000 shares of Common Stock. The remaining 1,201,580 shares of Common Stock, which are issuable to Auctus Fund, LLC (“Auctus”), are being held in abeyance due to Auctus’ maximum beneficial ownership limitation (the “Abeyance Shares”). Such Abeyance Shares have been fully paid for and are issuable upon notice from Auctus to the Company.

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

In connection with the transaction described above, the Company entered into a financial advisory services agreement, dated February 5, 2024, with Roth Capital Partners, LLC (“Roth”), pursuant to which the Company has paid Roth a cash fee of approximately $528,000 for its services, in addition to reimbursement for certain expense. During the nine months ended September 30, 2024, the Company incurred an aggregate of $595,364 of cash issuance costs related to the Warrant Exercise and Issuance.

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

The Company determined the Warrant Exercise and Issuance to be an exchange by investors of Existing Warrants with an aggregate fair value of $1,115,334 along with aggregate cash consideration of $8,123,392 (consisting of $7,809,181 paid to exercise the Existing Warrants and $314,211 paid for the New Warrants) for an aggregate of 3,351,580 shares of common stock with an aggregate fair value of $4,742,244, New Warrants with an aggregate fair value of $2,189,420 and aggregate cash issuance costs of $595,364 and, accordingly, the Company recorded a gain on extinguishment of $1,711,698 during the nine months ended September 30, 2024.

Warrants

See Note 6 – Fair Value of Financial Instruments for details regarding the valuation of the New Warrants.

A summary of the Company’s warrant activity and related information follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Warrants	Price	In Years
Outstanding, January 1, 2024	4,791,019	$10.57
Granted	2,513,686	2.43
Exercised	(3,351,580)	2.33
Expired	(622)	3,126
Outstanding, September 30, 2024	3,952,504	$3.84	3.55

Exercisable, September 30, 2024	3,952,504	$3.84	3.55

As of September 30, 2024, the warrants exercisable and outstanding had an intrinsic value of $0.

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

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Nine Months Ended
	September 30,
	2024	2023
Risk free interest rate	4.14 - 4.30%	4.22%
Expected term (years)	2.77 - 5.38	3.5
Expected volatility	101 - 102%	175%
Expected dividends	0.00%	0.00%

There were no stock options granted during the three months ended September 30, 2024 and 2023. Options granted during the nine months ended September 30, 2024 and 2023 had a weighted average grant date fair value per share of $1.11 and $2.77 per share, respectively.

A summary of the stock option activity during the nine months ended September 30, 2024 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2024	1,466,892	$4.11
Granted	1,934,716	1.45
Exercised	-	-
Forfeited	-	-
Outstanding, September 30, 2024	3,401,608	$2.60	7.8	$-

Exercisable, September 30, 2024	2,351,081	$3.03	7.4	$-

Restricted Stock Units (“RSUs”)

Pursuant to the 2021 Plan, the Company may grant RSUs to employees, consultants or non-employee directors (“Eligible Individuals”). The number, terms and conditions of the RSUs that are granted to Eligible Individuals are determined on an individual basis by the 2021 Plan administrator. On the distribution date, the Company shall issue to the Eligible Individual one unrestricted, fully transferable share of the Company’s common stock (or the fair market value of one such share in cash) for each vested and nonforfeitable RSU.

A summary of the Company’s unvested RSUs as of September 30, 2024 is as follows:

Number of Shares
Non-vested at January 1, 2024	97,827
Granted	-
Vested	(97,827)
Forfeited	-
Non-vested at September 30, 2024	-

Stock-Based Compensation Expense

The following table presents information related to stock-based compensation expense:

	For the Three Months Ended		For the Nine Months Ended		Unrecognized at	Weighted Average Remaining Amortization
	September 30,		September 30,		September 30,	Period
	2024	2023	2024	2023	2024	(Years)
General and administrative	$284,245	$1,493,704	$2,636,941	$6,318,562	$1,060,129	1.64
Total	$284,245	$1,493,704	$2,636,941	$6,318,562	$1,060,129	1.64

The following table presents stock-based compensation by award type:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Options	$284,245	$329,570	$1,651,903	$2,802,224
RSUs	-	1,164,134	985,038	3,516,338
Total	$284,245	$1,493,704	$2,636,941	$6,318,562

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

The following table presents net lease cost and other supplemental lease information:

	For the Nine Months Ended
	September 30,
	2024	2023
Lease Costs
Operating lease cost (cost resulting from lease payments)	$129,795	$126,021
Net lease costs	$129,795	$126,021

Operating lease - operating cash flows (fixed payments)	$129,795	$126,021
Operating lease - operating cash flows (liability reduction)	$119,903	$102,921
Non-current leases - right of use assets	$39,697	$154,726
Current liabilities - operating lease liabilities	$42,414	$156,310
Non-current liabilities - operating lease liabilities	$-	$42,414

Future minimum payments under non-cancellable leases for operating leases for the remaining terms of the leases as of September 30, 2024:

Fiscal Year	Operating Leases
2024	$43,265
Total future minimum lease payments	43,265
Amount representing interest	(851)
Present value of net future minimum lease payments	$42,414

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

On February 8, 2024, the Company estimated the aggregate issuance date fair value of the warrant liability related to the New Warrants (see Note 4 - Stockholders’ Equity for details) as $2,189,420 using the Black-Scholes option pricing model (Level 3 inputs).

The following table shows the detail of the valuation assumptions used:

February 8, 2024
Risk free interest rate	4.12%
Expected term (years)	5.00
Expected volatility	101%
Expected dividends	0.00%

On September 30, 2024, the Company estimated the aggregate fair value of warrants that are accounted for as warrant liabilities to be $3,455,505 using the Black-Scholes option price model (Level 3 inputs) and, accordingly, recognized a loss on the change in fair value of these warrant liabilities of $837,466 during the nine months ended September 30, 2024. The following table shows the detail of the valuation assumptions used:

September 30, 2024
Risk free interest rate	3.58%-3.64%
Expected term (years)	2.11 - 4.36
Expected volatility	99% - 109%
Expected dividends	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 liabilities that are measured at fair value on a recurring basis during the nine months ended September 30, 2024:

Balance, January 1, 2024 (as restated)	$1,543,953
Issuance of warrants	2,189,420
Exercise of warrants	(1,115,334)
Change in fair value of warrant liability	837,466
Balance, September 30, 2024	$3,455,505

Assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements at reporting date using:
	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Fair Value
Assets:
Marketable securities as of September 30, 2024	$11,598,417	$-	$-	$11,598,417
Marketable securities as of December 31, 2023	$10,181,618	$-	$-	$10,181,618

Liabilities:
Warrant liabilities as of September 30, 2024	$-	$-	$3,455,505	$3,455,505
Warrant liabilities as of December 31, 2023 (as restated)	$-	$-	$1,543,953	$1,543,953

NOTE 7 – SUBSEQUENT EVENTS

On November 6, 2024, the Company entered into an at-the-market offering agreement pursuant to which the Company has an ability to issue and sell shares of its common stock up to an aggregate offering price of $3,614,170.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission (the “SEC”) on June 11, 2024.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2023, as filed with the SEC on June 11, 2024, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

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

As of September 30, 2024, our accumulated deficit was $154,042,567. We have historically only generated a modest amount of revenue, and our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

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

We are also developing our ThermoStem Program. This pre-clinical program involves the use of brown adipose (fat) in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies. United States patents related to the ThermoStem Program were issued in September 2015, January 2019, March 2020, March 2021, July 2021, June 2023 and December 2023; Australian patents related to the ThermoStem Program were issued in April 2017, October 2019, and August 2021; Japanese patents related to the ThermoStem Program were issued in December 2017, June 2021, February 2022, June 2023, and July 2024; Israeli patents related to our ThermoStem Program were issued in October 2019, May 2020, and March 2022; European patents related to the ThermoStem Program were issued in April 2020, January 2021, and July 2023.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

Our financial results for the three months ended September 30, 2024 are summarized as follows in comparison to the three months ended September 30, 2023:

	For the Three Months Ended
	September 30
	2024	2023
		(As Restated)

Revenues	$233,600	$30,700
Cost of goods sold	18,243	-
Gross profit	215,357	30,700

Operating Expenses:
Research and development	1,320,030	874,824
General and administrative	1,182,320	2,260,319
Total Operating Expenses	2,502,350	3,135,143
Loss From Operations	(2,286,993)	(3,104,443)

Other Income:
Interest income	(158,547)	(61,667)
Grant income	-	(83,333)
Other income	(566)	(33,951)
Change in fair value of warrant liabilities	(1,036,464)	(7,693,753)
Total Other Income	(1,195,577)	(7,872,704)
Net (Loss) Income	$(1,091,416)	$4,768,261

Revenues

For the three months ended September 30, 2024 and 2023, we generated $2,900 and $30,700, respectively, of royalty revenue in connection with our sublicense agreement with the SCTC. The decrease was primarily due to a decrease in disc procedures.

For the three months ended September 30, 2024 and 2023, we generated $230,700 and $0, respectively, of cosmetic product sales revenue in connection with our exclusive supply agreement with Cartessa.

Research and Development

Research and development expenses include cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended September 30, 2024, research and development expenses increased by $510,206, or 63%, as compared to the three months ended September 30, 2023. The increase was primarily the result of an increase in lab supply expense of $246,384, an increase in recruitment costs for our Phase 2 clinical trial of $73,194, an increase in payroll expense of $141,079 and an increase in consulting expense of $12,680. We expect that our research and development expenses will continue to increase in subsequent fiscal periods.

General and Administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and stock-based compensation to employees, as well as corporate expenses such as legal and professional fees, investor relations and occupancy-related expenses. For the three months ended September 30, 2024, general and administrative expenses decreased by $1,142,999, or 49%, as compared to the three months ended September 30, 2023, primarily driven by a decrease in stock-based compensation expense of $1,209,459 related to the vesting of awards, partially offset by an increase in cash compensation to employees of $40,075 and an increase in professional fees of $11,836 primarily related to the recent restatement of our historical financial statements.

Interest Income

For the three months ended September 30, 2024, interest income was $158,547, as compared to interest income of $61,667 for the three months ended September 30, 2023. The change was primarily due to interest and dividend income on the investments held in marketable securities.

Grant income

Grant income of $83,333 during the three months ended September 30, 2023 consists of funding received under a National Institutes of Health Small Business Technology Transfer (STTR) Phase 1 grant, offset by related expenses. There was no grant income received during the three months ended September 30, 2024.

Other Income

For the three months ended September 30, 2024 and 2023, other income primarily related to gains from settlements of certain accrued expenses and realized and unrealized gain on investments.

Change in Fair Value of Warrant Liabilities

For the three months ended September 30, 2024 and 2023, we recognized a gain on the change in fair value of warrant liabilities of $1,036,464 and $7,693,753, respectively, related to the decrease in fair value of warrants that are accounted for as warrant liabilities.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

Our financial results for the nine months ended September 30, 2024 are summarized as follows in comparison to the nine months ended September 30, 2023:

	For the Nine Months Ended
	September 30
	2024	2023
		(As Restated)

Revenues	$357,700	$126,500
Cost of goods sold	24,733	-
Gross profit	332,967	126,500

Operating Expenses:
Research and development	3,690,495	2,944,460
General and administrative	5,507,524	9,182,132
Total Operating Expenses	9,198,019	12,126,592
Loss From Operations	(8,865,052)	(12,000,092)

Other (Income) Expense:
Interest income	(497,089)	(176,070)
Grant income	-	(83,333)
Other income	(150,498)	(150,423)
Gain on exchange of warrants	(1,711,698)	-
Change in fair value of warrant liabilities	837,466	(3,476,556)
Total Other (Income) Expense	(1,521,819)	(3,886,382)
Net Loss	$(7,343,233)	$(8,113,710)

Revenues

For the nine months ended September 30, 2024 and 2023, we generated $57,700 and $126,500, respectively, of royalty revenue in connection with our sublicense agreement with the SCTC. The decrease was primarily due to a decrease in disc procedures.

For the nine months ended September 30, 2024 and 2023, we generated $300,000 and $0, respectively, of cosmetic product sales revenue in connection with our exclusive supply agreement with Cartessa.

Research and Development

Research and development expenses include cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the nine months ended September 30, 2024, research and development expenses increased by $746,035, or 25%, as compared to the nine months ended September 30, 2023. The increase was primarily the result of increased lab supply expense of $532,268 and increased payroll expense of $271,388, all partially offset by a decrease in bonus expense of $196,878. We expect that our research and development expenses will continue to increase in subsequent fiscal periods.

General and Administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and stock-based compensation to employees, as well as corporate expenses such as legal and professional fees, investor relations and occupancy-related expenses. For the nine months ended September 30, 2024, general and administrative expenses decreased by $3,674,608, or 40%, as compared to the nine months ended September 30, 2023, primarily driven by a decrease in stock-based compensation expense of $3,681,621 related to the vesting of awards and a decrease in payroll expense of $170,434 all partially offset by an increase in professional fees of $179,273 primarily related to the recent restatement of our historical financial statements.

Interest Income

For the nine months ended September 30, 2024, interest income was $497,089, as compared to interest income of $176,070 for the nine months ended September 30, 2023. The change was primarily due to interest and dividend income on the investments held in marketable securities.

Grant income

Grant income of $83,333 during the nine months ended September 30, 2023 consists of funding received under a National Institutes of Health Small Business Technology Transfer (STTR) Phase 1 grant, offset by related expenses. There was no grant income received during the nine months ended September 30, 2024.

Other Income

For the nine months ended September 30, 2024 and 2023, other income primarily related to gains from settlements of certain accrued expenses and realized and unrealized gain on investments.

Gain on Exchange of Warrants

For the nine months ended September 30, 2024, we recognized a gain on exchange of $1,711,698 related to the issuance of warrants and common stock in exchange for the cancellation of existing warrants.

Change in Fair Value of Warrant Liabilities

For the nine months ended September 30, 2024, we recognized a loss on the change in fair value of warrant liabilities of $837,466 related to the increase in fair value of warrants that are accounted for as warrant liabilities. For the nine months ended September 30, 2023, we recognized a gain on the change in fair value of warrant liabilities of $3,476,556 related to the decrease in fair value of warrants that are accounted for as warrant liabilities.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	September 30, 2024	December 31, 2023
		(As Restated)
Cash and cash equivalents	$1,489,444	$884,377
Investments held in marketable securities	$11,598,417	$10,181,618
Working capital	$8,927,404	$8,783,181

Working capital increased by $144,223 primarily due to the $7,505,646 of cash provided by financing activities which was partially offset by $5,882,501 of cash used to fund our operations and $1,018,078 of cash used to fund our investments.

Availability of Additional Funds

Based upon our accumulated deficit of $154,042,567 as of September 30, 2024, along with our forecast for continued operating losses and our need for financing to fund our current and contemplated clinical trials, we will eventually require additional equity and/or debt financing to continue our operations. However, based on cash and cash equivalents and investments on hand, we believe we have sufficient cash to fund operations for at least 12 months after the issuance date of these financial statements.

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

We may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms. Future financing may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. On November 6, 2024, we entered into an at-the-market offering agreement pursuant to which we have an ability to issue and sell shares of our common stock up to an aggregate offering price of $3,614,170.

Cash Flows

During the nine months ended September 30, 2024 and 2023, our sources and uses of cash were as follows:

	Nine Months Ended September 30,
	2024	2023
		(As Restated)
Net Cash Used In Operating Activities	$(5,882,501)	$(4,842,249)
Net Cash (Used In) Provided By Investing Activities	$(1,018,078)	$3,336,841
Net Cash Provided By Financing Activities	$7,505,646	$2,265,700

Operating Activities

Net cash used in operating activities was $5,882,501 for the nine months ended September 30, 2024, primarily due to cash used to fund the net loss of $7,343,233, adjusted for net non-cash expenses of $1,520,670, and $59,938 of cash used in changes in operating assets and liabilities. Net cash used in operating activities was $4,842,249 for the nine months ended September 30, 2023, primarily due to cash used to fund the net loss of $8,113,710, adjusted for non-cash expenses of $2,885,196, and $386,265 of cash provided by changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $1,018,078 for the nine months ended September 30, 2024 primarily due to a purchase of marketable securities which used $18,294,566 of cash and a sale of marketable securities which provided $17,370,243 of cash. Net cash provided by investing activities was $3,336,841 for the nine months ended September 30, 2023 primarily due to a sale of marketable securities which provided $18,089,372 of cash and a purchase of marketable securities which used $14,651,512 of cash.

Financing Activities

Net cash provided by financing activities was $7,505,646 for the nine months ended September 30, 2024 due to net proceeds received in connection with the exercise and issuance of warrants, compared to $2,265,700 net cash provided by financing activities for the nine months ended September 30, 2023 due to the net proceeds from the at-the-market offering of our common stock.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of September 30, 2024.

Management has completed such evaluation and has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is appropriate to allow timely decisions regarding required disclosures. As a result of the material weaknesses in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of September 30, 2024 were not effective.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weaknesses in our internal control over financial reporting were present as of December 31, 2023 and continued to exist as of September 30, 2024:

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

Changes in Internal Control Over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting that occurred during our third quarter of 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

An investment in our common stock involves a number of very significant risks. You should carefully consider the risk factor set forth below, the risk factors included in the “Risk Factors” section of Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2023, as filed with the SEC on June 11, 2024, and the other information contained in that report and in this quarterly report in evaluating the Company and its business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

Risks Related to Our Cell Therapy Product Development Efforts

Our activity as a contract manufacturer of biologic-based cosmetics could result in FDA enforcement for reasons outside of our control, which could disrupt the development of our own product candidates or harm our reputation.

We manufacture a commercial product as a contract manufacturer for a third-party company, Cartessa Aesthetics, LLC (“Cartessa”). While we believe the product we manufacture for Cartessa is intended for cosmetic uses, we (as the contract manufacturer) do not ultimately have control over how the product is marketed. It is possible that the FDA could determine, based on how the product is marketed (among other considerations), that it is intended for unapproved therapeutic use(s), which could result in the temporary or permanent suspension of manufacturing and/or commercialization of the product and/or a wide range of enforcement actions, such as warning letters, recall, ‘dear doctor’ letters, and others. If the FDA takes enforcement action against Cartessa or us in connection with this product, it could have an adverse impact on our operations and/or harm our reputation as a biologics company.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the three months ended September 30, 2024, we did not have any unregistered sales of equity securities.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation	8-K	3.3	1/5/2023
3.2	Certificate of Designations of Preferred Stock (Series B)	8-K	3.4	1/5/2023
3.3	Bylaws	8-K	3.5	1/5/2023
10.1*	BioRestorative Therapies, Inc. 2021 Stock Incentive Plan, as amended
31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)

*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIORESTORATIVE THERAPIES, INC.

By:	/s/ Lance Alstodt
Lance Alstodt
Chief Executive Officer, President, and Chairman of the Board
(Principal Executive Officer)
Date:	November 12, 2024

By:	/s/ Robert E. Kristal
Robert E. Kristal
Chief Financial Officer
(Principal Financial Officer)
Date:	November 12, 2024

