Form 10-K
period 2024-12-31
BioRestorative Therapies, Inc.
filed 2025-03-28
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $11,463,696 based on the closing sale price as reported on the Nasdaq Capital Market.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of March 26, 2025, there were 7,504,780 shares of common stock outstanding.

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

We develop therapeutic products using cell and tissue protocols, primarily involving adult stem cells.

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

Further, we operate a commercial biocosmeceuticals business. Our current commercial product, formulated and manufactured as a third party contract manufacturer using our cGMP ISO-7 certified clean room, is a cell-based secretome containing exosomes, proteins and growth factors. This proprietary biologic serum has been specifically engineered by us to reduce the appearance of fine lines and wrinkles and bring forth other areas of cosmetic effectiveness. We also intend to explore the potential of expanding our commercial offering to include a broader family of cell-based biologic aesthetic products and therapeutics via IND-enabling studies.

Material Events During 2024

In February 2024, we issued 2,000,000 shares of our common stock pursuant to the exercise of warrants. In connection with the issuance, we issued warrants for the purchase of 2,513,686 shares of our common stock and are obligated to issue an additional 1,138,055 shares of our common stock, which additional shares have been fully paid for but have not yet been issued due to a maximum beneficial ownership limitation for one of the warrant holders. We received gross proceeds of approximately $8,100,000 from the warrant exercise.

In April 2024, we announced that the FDA cleared an important amendment to the protocol of our ongoing Phase 2 study investigating the use of BRTX-100. The protocol amendment removes saline injection in the control arm of the study and replaces it with a sham injection.

In April 2024, we announced that we entered into a five-year exclusive supply agreement with Cartessa Aesthetics, LLC, or Cartessa, a leading North American based aesthetic company. The agreement provides for the supply by us of pre-set minimum quantities of finished vials of a proprietary cell-based biologic serum to Cartessa annually as private label under Cartessa’s Chronos ExoCR mark.

In May 2024, we announced our development of a novel exosome-based biologic program targeting obesity. The new therapeutic candidate, developed using our patented ThermoStem platform, has the potential to serve as an adjuvant to existing pharmaceuticals that are FDA approved and marketed towards weight loss.

In July 2024, a Japanese patent related to our ThermoStem Program was issued to us.

In November 2024, we announced that we received a provisional license from the New York State Department of Health, or the NYSDOH, for the processing of allogeneic (non-autologous) donor tissue material for the isolation, expansion and cryopreservation of various cell types, including stem cells, for medical research. Previously, we were licensed by the NYSDOH to act as a tissue bank for the processing of mesenchymal stem cells derived from autologous donors only.

In November 2024, we announced new preliminary 26–52 week blinded data from the first 10 patients with chronic lumbar disc disease, or cLDD, enrolled in our ongoing Phase 2 clinical trial of BRTX-100. No serious adverse events were reported in any of the 10 safety run-in subjects. In addition, there was no dose limiting toxicity at 26-52 weeks.

In November 2024, we entered into an At The Market Offering Agreement, or the Offering Agreement, with Rodman & Renshaw LLC, or Rodman, pursuant to which we may offer and sell, from time to time, through or to Rodman, shares of our common stock having an aggregate offering price of up to approximately $3.6 million. To date, we have sold approximately $1.1 million of our shares pursuant to the Offering Agreement.

Material Events During 2025

In February 2025, we announced new preliminary 26–52 week blinded data from the first 15 patients with cLDD enrolled in our ongoing Phase 2 clinical trial of BRTX-100. No serious adverse events were reported in any of the 15 subjects. In addition, there was no dose limiting toxicity at 26-52 weeks. Further, we announced certain positive preliminary data analyses.

In February 2025, a European patent related to our ThermoStem Program was issued.

In March 2025, an Israeli patent related to our ThermoStem Program was issued.

(b) Business

General

We develop therapeutic products, using cell and tissue protocols, primarily involving adult stem cells. Our two core programs, as described below, relate to the treatment of disc/spine disease and metabolic disorders:

●	Disc/Spine Program (brtxDisc). Our lead cell therapy candidate, BRTX-100, is a product formulated from autologous (or a person’s own) cultured mesenchymal stem cells, or MSCs, collected from the patient’s bone marrow. We intend that the product will be used for the non-surgical treatment of painful lumbosacral disc disorders or as a complimentary therapeutic to a surgical procedure. The BRTX-100 production process utilizes proprietary technology and involves collecting a patient’s bone marrow, isolating and culturing stem cells from the bone marrow and cryopreserving the cells. In an outpatient procedure, BRTX-100 is to be injected by a physician into the patient’s damaged disc. The treatment is intended for patients whose pain has not been alleviated by non-surgical procedures and who potentially face the prospect of surgery. We have received authorization from the FDA to commence a Phase 2 clinical trial using BRTX-100 to treat chronic lower back pain arising from degenerative disc disease. We have commenced such clinical trial through the execution of a CRO agreement with PRC Clinical, the execution of clinical trial site agreements, patient enrollment, the commencement of patient procedures, the purchase of manufacturing equipment and the expansion of our laboratory to include capabilities for clinical production. In March 2022, a United States patent related to our Disc/Spine Program was issued. We have been granted exclusive license rights with regard to the patent. See “Disc/Spine Program” below.

●	Metabolic Program (ThermoStem). We are developing a cell-based therapy candidate to target obesity and metabolic disorders using brown adipose (fat) derived stem cells, or BADSC, to generate brown adipose tissue, or BAT. We refer to this as our ThermoStem Program. BAT is intended to mimic naturally occurring brown adipose depots that regulate metabolic homeostasis in humans. Initial preclinical research indicates that increased amounts of brown fat in animals may be responsible for additional caloric burning as well as reduced glucose and lipid levels. Researchers have found that people with higher levels of brown fat may have a reduced risk for obesity and diabetes. Patents related to the ThermoStem Program have been issued in the United States and other jurisdictions. See “Metabolic Brown Adipose (Fat) Program” below.

●	BioCosmeceuticals: We operate a commercial biocosmeceutical platform. Our current commercial product, formulated and manufactured as a third party contract manufacturer using our cGMP ISO-7 certified clean room, is a cell-based secretome containing exosomes, proteins and growth factors. This proprietary biologic serum has been specifically engineered by us to reduce the appearance of fine lines and wrinkles and bring forth other areas of cosmetic effectiveness. Moving forward, we also intend to explore the potential of expanding our commercial offering to include a broader family of cell-based biologic aesthetic products and therapeutics via IND-enabling studies, with the aim of pioneering FDA approvals in the emerging biocosmeceuticals space.

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

We have undertaken research and development efforts in connection with the development of investigational therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells. See “Disc/Spine Program,” “Metabolic Brown Adipose (Fat) Program” and “Curved Needle Device” below. As a result of these programs, we have seven United States patents, sixteen foreign patents, one United States patent application, and two foreign patent applications related to research regarding our ThermoStem Program. We have also obtained licenses for two United States patent applications related to our Disc/Spine Program, one United States patent related to our Disc/Spine Program, and a license for one United States patent related to a curved needle device.

We have established a research laboratory facility with current Good Manufacturing Practice, or cGMP, capabilities to produce clinical grade products and we will seek to further develop cellular-based treatments, products and protocols, stem cell-related intellectual property, or IP, and translational research applications. See “Laboratory” below.

We have not generated any significant revenues to date. In November 2021, we completed a $23,000,000 public offering of our securities. In 2023, we raised approximately $2,680,000 in additional gross proceeds through public offerings of our securities. In February 2024, we also received approximately $8,100,000 in gross proceeds pursuant to the exercise of warrants and in February 2025, we received approximately $1,084,000 of gross proceeds pursuant to what is commonly is referred to as an “at-the-market” program with Rodman & Renshaw, LLC (the “2024 ATM”). As of the date of this filing, we have the ability to raise an additional approximately $2,530,000 under the 2024 ATM. Our BRTX-100 program has been granted a fast track designation by the FDA which may result in a reduction in the length of time required to complete our Phase 2 clinical trial and consequently a reduction in the costs involved. However, notwithstanding the above, we believe that our current funds may not be sufficient for us to complete our Phase 2 clinical trial investigating the use of BRTX-100 in the treatment of chronic lower back pain arising from degenerative disc disease, as further described in this section, continue our pre-clinical research and development efforts with respect to our ThermoStem Program and satisfy our current working capital needs through the end of the 12 month period following the date of the financial statements included in this Annual Report. In addition, the implementation of our business plan, as discussed below, will require the receipt of significant additional financing to fund our research and development efforts, including our contemplated Phase 3 clinical trial with regard to BRTX-100 and our contemplated clinical trials relating to our ThermoStem Program, and otherwise fund our operations. We intend to seek to raise capital through our 2024 ATM and warrant exercises as well as through investment bankers and from biotech funds, strategic partners and other financial institutions. No assurance can be given that the amount of funding that we anticipate may be required for the above purposes is correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise. If we are unable to obtain adequate funding, we may be required to significantly curtail or discontinue our proposed operations.

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

Since June 2022, we have entered into clinical trial agreements with 16 sites to conduct our Phase 2 clinical trial targeting chronic lumbar disc disease. See “Clinical Trial” below.

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

BRTX-100: Logistical /Clinical Process

Collection
Collection and Shipment of Patient's Bone Marrow and Blood to Cell Production Manufacturer
1
Production
Production of BRTX-100 Hypoxic Culturing of Stem Cells
2
Manufacturing
Formulation and Cryopreservation of BRTX-100
3
Shipping Cryoport
Shipment of BRTX-100 to Clinical Site/Physician
4
Clinical Site
Thawing and Injection of BRTX-100 into Patient's Disc
5
BRTX-100 Production Process

16

biorestorative therapies

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

Clinical Trial

Pursuant to an IND application we submitted to the FDA, we have obtained authorization to undertake a Phase 2 clinical trial investigating the use of BRTX-100, our lead cell therapy candidate, in the treatment of chronic lower back pain arising from degenerative disc disease. We have commenced our Phase 2 clinical trial through the execution of a CRO agreement with PRC Clinical, the execution of clinical trial agreements with 16 sites, patient enrollment, the commencement of patient procedures, the purchase of manufacturing equipment and the expansion of our laboratory to include capabilities for clinical production.

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

In April 2024, we announced that the FDA cleared an important amendment to the protocol of our ongoing Phase 2 study investigating the use of BRTX-100. The protocol amendment removes saline injection in the control arm of the study and replaces it with a sham injection.

In November 2024, we announced new preliminary 26–52 week blinded data from the first 10 patients with cLDD enrolled in our ongoing Phase 2 clinical trial of BRTX-100. No serious adverse events were reported in any of the 10 safety run-in subjects. In addition, there was no dose limiting toxicity at 26-52 weeks.

In February 2025, we announced new preliminary 26–52 week blinded data from the first 15 patients with cLDD enrolled in our ongoing Phase 2 clinical trial of BRTX-100. No serious adverse events were reported in any of the 15 subjects. In addition, there was no dose limiting toxicity at 26-52 weeks. Further, we announced certain positive preliminary data analyses.

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

MIGRAINES, DEPRESSION, PSEUDOTUMOR CEREBRI, OBSTRUCTIVE SLEEP APNEA
CHRONIC OBSTRUCTIVE PULMONARY DISEASE, ASTHMA
NON-ALCOHOLIC FATTY LIVER DISEASE
TYPE 2 DIABETES MELLITUS, METABOLIC SYNDROME
POLYCYSTIC OVARIAN SYNDROME
VENOUS STASIS DISEASE
CARDIOVASCULAR DISEASE, HYPERTENSION
DYSLIPIDEMIA, HYPERCHOLESTEROLEMIA
GASTROESOPHAGEAL REFLUX DISEASE
CANCER (VARIOUS)
STRESS URINARY INCONTINENCE
DEGENERATIVE JOINT DISEASE
GOUT

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

In July 2024, a Japanese patent related to our ThermoStem program was issued to us.

In February 2025, a European patent related to our ThermoStem Program was issued.

In March 2025, an Israeli patent related to our ThermoStem Program was issued.

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

BioCosmeceuticals

We operate a commercial biocosmeceutical platform. Our current commercial product, formulated and manufactured as a third party contract manufacturer using our cGMP ISO-7 certified clean room, is a cell-based secretome containing exosomes, proteins and growth factors. This proprietary biologic serum has been specifically engineered by us to reduce the appearance of fine lines and wrinkles and bring forth other areas of cosmetic effectiveness. Moving forward, we also intend to explore the potential of expanding our commercial offering to include a broader family of cell-based biologic aesthetic products and therapeutics via IND-enabling studies, with the aim of pioneering FDA approvals in the emerging biocosmeceuticals space.

In April 2024, we announced that we entered into a five-year exclusive supply agreement with Cartessa Aesthetics, LLC, or Cartessa, a leading North American based aesthetic company. The agreement provides for the supply by us of pre-set minimum quantities of finished vials of a proprietary cell-based biologic serum to Cartessa annually as private label under Cartessa’s Chronos ExoCR mark.

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

We have expanded our laboratory to include capabilities for the clinical production of our pipeline of clinical and investigational cell therapy candidates. Our expanded cGMP facility includes process development space, ISO 7 cleanrooms and state-of-the-art equipment. We have expanded our research and development operations to include clinical manufacturing, a necessary step for our Phase 2 clinical trial for BRTX-100. The new facility has been designed to provide cGMP manufacturing according to FDA and European Medicines Agency regulations and guidelines to support clinical grade cell production. In May 2023, we announced that we had received a license from the New York State Department of Health, or the NYSDOH, to act as a tissue bank for the processing of mesenchymal stem cells from autologous donors. In November 2024, we announced that we received a provisional license from the NYSDOH for the processing of allogeneic (non-autologous) donor tissue material for the isolation, expansion and cryopreservation of various cell types, including stem cells, for medical research.

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

In our Disc/Spine Program, thirteen patent applications have been filed with regard to technology that is the subject of the Regenerative License Agreement (see “Disc/Spine Program-Exclusive License” above). Regenerative has been issued a patent from one of these applications with regard to its curved needle therapeutic delivery device. This patent expires in March 2031. In addition, in March 2022, a United States patent related to BRTX-100 was issued. This patent expires in December 2029. Of the other eleven applications that were filed, two applications remain pending. The patents that are the subject of the Regenerative License Agreement have been assigned to Regenexx, LLC which we have been advised is an affiliate of Regenerative.

In our ThermoStem Program, we have one pending United States patent application and seven United States patents within three patent families. Four of the patents expire in June 2032 and three of the patents expire in April 2034. With regard to the first patent family in the ThermoStem Program, patent applications have been filed in five foreign jurisdictions (of which four applications have been granted as foreign patents and one application has lapsed). The patents expire in June 2032. With regard to the second patent family in the ThermoStem Program, patent applications have been filed in four foreign jurisdictions (of which four applications have been granted as foreign patents). The patents expire in April 2034. With regard to the third patent family in the ThermoStem Program, patent applications have been filed in four foreign jurisdictions (of which three applications have been granted as a foreign patents).

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

During the years ended December 31, 2024 and 2023, we incurred $5,348,709 and $4,034,591, respectively, in research and development expenses.

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

Companies working in the area of regenerative medicine with regard to the disc and spine include, among others, Mesoblast, Fibrogenesis, DiscGenics and Isto Biologics. Companies that are developing products and therapies to combat obesity and diabetes include Novo Nordisk, Sanofi, Merck, Eli Lilly, Roche, Pfizer, Regeneron and Altimmune. The recent extensive use of both FDA-approved and compounded versions of glucagon-like peptide-1 (GLP-1) receptor agonist drug products, such as Wegovy and Ozempic (semaglutide) for the treatment of obesity has significantly increased the competition in the obesity market.

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

We may also face increased competition from stem cell therapies performed by treatment centers that do not require FDA premarket approval. In August 2022, a federal District Court in the case of United States v. California Stem Cell Treatment Center, Inc. (“California Stem Cell”) held that certain autologous adipose stem cell treatments were not “biological products” and therefore did not require FDA approval. The FDA appealed the decision and it was reversed by the U.S. Court of Appeals for the Ninth Circuit, which held that the FDA has jurisdiction to regulate the stem cell therapy as a drug under the FDCA. However, the California Stem Cell Treatment Center has until May 19, 2025 to request review of the decision by the U.S. Supreme Court. Additionally, the U.S. Supreme Court’s decision in Loper Bright Enterprises v. Raimondo overruled the landmark Chevron decision, which required that federal courts defer to federal agency interpretations of ambiguous statutory provisions. Loper Bright may increase the likelihood of challenges under the Administrative Procedure Act, or APA, of the FDA’s interpretation of the HCT/P statutory provisions. If those APA challenges result in the FDA’s HCT/P Regulations being modified or struck down, or the U.S. Supreme Court reverses the Court of Appeals decision in the California Stem Cell case, we could face competition from stem cell clinics that would not be required to undergo the costly and time-consuming FDA approval process.

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

Because we are an enterprise in the early stages of operations and have not generated significant revenues from operations, it is difficult to anticipate the likely regulatory status of the array of products and services that we may offer. We believe that some of the adult autologous (self-derived) stem cells that will be used in our cellular therapy products and services, including the brown adipose (fat) tissue that we intend to use in our ThermoStem Program, may be regulated by the FDA as HCT/Ps under the HCT/P Regulations. However, the FDA may disagree with this position or conclude that some or all of our stem cell therapy products or services do not meet the applicable definitions and exemptions to the regulation. In July 2020, the FDA issued an updated guidance document entitled “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use” that provides additional guidance on how FDA interprets the HCT/P Regulations, particularly the definition of the terms “minimally manipulated” and “homologous use.” In the guidance, the FDA stated it would exercise enforcement discretion until May 31, 2021 for products that do not comply with the HCT/P Regulations. As of that date, manufacturers of products marketed as HCT/Ps that do not comply with the HCT/P Regulations are subject to immediate FDA enforcement action. If we are not regulated solely under the HCT/P Regulations, we would need to expend significant resources to comply with the FDA’s broad regulatory authority under the FDCA. Historically, the U.S. federal courts have upheld the FDA’s authority to regulate stem cell products under the FDCA that do not comply with the FDA’s interpretations of the HCT/P Regulations. However, the U.S. Supreme Court’s 2024 decision in Loper Bright Enterprises v. Raimondo overruled the landmark Chevron decision, which required that federal courts defer to federal agency interpretations of ambiguous statutory provisions. Loper Bright may make it easier to successfully challenge the FDA’s interpretation of the HCT/P statutory provisions in the HCT/P Regulations under the APA. In August 2022, a federal District Court in the case of United States v. California Stem Cell Treatment Center, Inc. held that certain autologous adipose stem cell treatments that the FDA alleged were biological products were instead within the HCT/P definition and therefore did not require FDA approval. The FDA appealed the decision and it was reversed by the U.S. Court of Appeals for the Ninth Circuit. The California Stem Cell Treatment Center has until May 19, 2025 to request review of the decision by the U.S. Supreme Court. Should the Supreme Court reverse the Court of Appeals decision, or the HCT/P Regulations be modified or struck down by a court applying Loper Bright in an APA case, it could expand the types of stem cell products that are regulated solely as HCT/Ps.

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

Risks Related to Our Business Generally

●	We have a limited operating history; we have incurred substantial losses since inception; we expect to continue to incur losses for the near term; there is substantial doubt about our ability to continue as a going concern within the next twelve months from the date of this filing; the report of our independent registered public accounting firm contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.
●	We will need to obtain a significant amount of financing to complete our clinical trials and implement our business plan.
●	We will need to enter into agreements in order to implement our business strategy.
●	We depend on our executive officers and on our ability to attract and retain additional qualified personnel.

Risks Relating to Late Filing of our Periodic Report

●	Our failure to prepare and timely file our Quarterly Report on Form 10-Q for the period ended March 31, 2024 with the SEC limits our access to the public markets to raise debt or equity capital.

Risks Related to Our Cell Therapy Product Development Efforts

●	Our future success is significantly dependent on the timely and successful development and commercialization of BRTX-100, our lead product candidate for the treatment of chronic lumbar disc disease; if we encounter delays or difficulties in the development of this product candidate, as well as any other product candidates, our business prospects would be significantly harmed.
●	We may experience delays and other difficulties in enrolling a sufficient number of patients in our clinical trials which could delay or prevent the receipt of necessary regulatory approvals.
●	The development of our cell therapy product candidates is subject to uncertainty because autologous cell therapy is inherently variable.
●	Any disruption to our access to the media (including cell culture media) and reagents we are using in the clinical development of our cell therapy product candidates could adversely affect our ability to perform clinical trials and seek future regulatory submissions.
●	Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization.
●	Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate, and the approval may be for a narrower indication than we seek.
●	We may never obtain FDA approval for any of our product candidates in the United States and, even if we do, we may never obtain approval for or commercialize any of our product candidates in any foreign jurisdiction, which would limit our ability to realize our full market potential.
●	We presently lack manufacturing capabilities to produce our product candidates at commercial scale quantities and do not have an alternate manufacturing supply at this time, which could negatively impact our ability to meet any future demand for the products.
●	The commercial potential and profitability of our products are unknown and subject to significant risk and uncertainty.
●	We may have difficulties in sourcing brown adipose (fat) tissue.
●	If safety problems are encountered by us or others developing new stem cell-based therapies, our stem cell initiatives could be materially and adversely affected.
●	We are vulnerable to competition and technological change, and also to physicians’ inertia.
●	We have limited experience in the development and marketing of cell therapies and may be unsuccessful in our efforts to establish a profitable business.
●	Our cell therapy business is based on novel technologies that are inherently expensive, risky and may not be understood by or accepted in the marketplace, which could adversely affect our future value.
●	Our cell therapy product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.
●	We may be subject to significant product liability claims and litigation, including potential exposure from the use of our product candidates in human subjects, and our insurance may be inadequate to cover claims that may arise.
●	Our internal computer systems, or those that are expected to be used by our clinical investigators, clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of development programs for our product candidates.
●	Our inability to obtain reimbursement for our products and services from private and governmental insurers could negatively impact demand for our products and services.
●	Our activity as a contract manufacturer of biologic-based cosmetics could result in FDA enforcement for reasons outside of our control, which could disrupt the development of our own product candidates or harm our reputation.

Risks Related to Our Intellectual Property

●	We may not be able to protect our proprietary rights.
●	Changes to United States patent law may have a material adverse effect on our intellectual property rights.
●	In certain countries, patent holders may be required to grant compulsory licenses, which would likely have a significant and detrimental effect on any future revenues in such country.

Risks Related to Government Regulation

●	Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory oversight.
●	We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
●	The failure to receive regulatory approvals for our cell therapy product candidates would likely have a material and adverse effect on our business and prospects.
●	If we are unable to conduct clinical studies in accordance with regulations and accepted standards, we may be delayed in receiving, or may never receive, regulatory approvals of our product candidates from the FDA and other regulatory authorities.
●	Health care companies have been the subjects of federal and state investigations, and we could become subject to investigations in the future.
●	It is uncertain to what extent the government, private health insurers and third-party payors will approve coverage or provide reimbursement for the therapies and products to which our services relate. Availability for such reimbursement may be further limited by reductions in Medicare, Medicaid and other federal healthcare program funding in the United States.
●	Competitor companies or hospitals in the EU may be able to take advantage of EU rules permitting sales of unlicensed medicines for individual patients to sell competing products without a marketing authorization.

Risks Related to Our Common Stock

●	We pay no dividends.
●	Stockholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144 due to our former status as a “shell company.”
●	Material weaknesses in our internal control over financial reporting may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our consolidated financial statements.
●	There may be significant future issuances or resales of our common stock which may materially and adversely dilute stockholders’ ownership interest and affect the market price of our securities.
●	Anti-takeover provisions and the regulations to which we may be subject may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to our securityholders.

Risks Associated with Our Nasdaq Listing

●	We cannot assure you that we will be able to continue to comply with the minimum bid price requirement of Nasdaq.
●	The market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

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

We have a limited operating history. Since our inception, we have incurred net losses. As of December 31, 2024, our accumulated deficit was $155,678,715. Our consolidated financial statements as of December 31, 2024 and 2023 and for the years then ended which are included in this Annual Report following Item 16 (“Form 10-K Summary”) have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. For the year ended December 31, 2024, we had a net loss of $9.0 million and a negative cash flows from operations of $8.2 million and as of December 31, 2024, we had working capital of $7.4 million. We anticipate that we will continue to incur net losses and negative cash flows from operations as we execute our development plans for 2025 and beyond, as well as other potential strategic and business development initiatives. These conditions raise substantial doubt about our ability to continue as a going concern for at least twelve months after the issuance date of the financial statements included herein. Our current funds will not be sufficient to enable us to fully complete our development activities or attain profitable operations. If we are unable to obtain such needed additional financing on a timely basis, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. The report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2024 and 2023 and for the years then ended indicates that our financial statements have been prepared assuming that we will continue as a going concern. The report states that, as of December 31, 2024 there is substantial doubt about our ability to continue as a going concern within one year after the issuance date of such financial statements. Our plans in regard to these matters are described in footnote 1 to such financial statements. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Except for a certain license agreement with Regenerative Sciences, LLC, a product manufacturing agreement with Cartessa Aesthetics, LLC, and agreements relating to the conduct of our Phase 2 clinical trial, we do not have any material agreements or understandings in place with respect to the implementation of our business strategy. No assurances can be given that we will be able to enter into any necessary agreements with respect to the development of our business. Our inability to enter into any such agreements would have a material adverse effect on our results of operations and financial condition.

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

Risks Relating to Late Filing of our Periodic Report

Our failure to prepare and timely file our Quarterly Report on Form 10-Q for the period ended March 31, 2024 with the SEC limits our access to the public markets to raise debt or equity capital for a period of time.

We filed our Quarterly Report on Form 10-Q for the period ended March 31, 2024 with the SEC late on June 11, 2024; therefore, at such time, we were not current in our reporting requirements with the SEC. We are not currently eligible, without receiving a waiver from the SEC, to register our securities pursuant to a short-form registration statement on Form S-3 or a “shelf” registration statement until June 2025. After such date, we must maintain status as a current filer. If we wish to pursue an offering now, we would be required to conduct the offering on an exempt basis or file a registration statement on Form S-1. Using a Form S-1 registration statement for a public offering could take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

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

Clinical testing is expensive, difficult to design and implement, and can take many years to complete. Importantly, a failure of one or more of these or any other clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to complete our clinical studies, receive regulatory approval or commercialize our cell therapy product candidates, including the following:

●	suspensions, delays or changes in the design, initiation, enrollment, implementation or completion of required clinical trials; adverse changes in our financial position or significant and unexpected increases in the cost of our clinical development program; changes or uncertainties in, or additions to, the regulatory approval process that require us to alter our current development strategy; clinical trial results that are negative, inconclusive or less than desired as to safety and/or efficacy, which could result in the need for additional clinical studies or the termination of the product’s development; delays in our ability to manufacture the product in quantities or in a form that is suitable for any required clinical trials;
●	intellectual property constraints that prevent us from making, using, or commercializing any of our cell therapy product candidates;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of these product candidates may be insufficient or inadequate; the inability to generate sufficient pre-clinical, toxicology, or other in vivo or in vitro data, to support the initiation of clinical studies;
●	delays in reaching agreement on acceptable terms with prospective clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical study sites;

●	delays in obtaining required Institutional Review Board, or IRB, approval at each clinical study site;
●	imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND application or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical study operations or study sites; developments on trials conducted by competitors or approved products post-market for related technology that raise FDA concerns about risk to patients of the technology broadly; or if the FDA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;
●	difficulty collaborating with patient groups and investigators;
●	failure by our CRO, other third parties, or us to adhere to clinical study requirements;
●	failure to perform in accordance with the FDA’s current Good Clinical Practices, or GCP, requirements, or applicable regulatory guidelines in other countries;
●	delays in having patients qualify for or complete participation in a study or return for post-treatment follow-up;
●	patients dropping out of a study;
●	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
●	transfer of manufacturing processes from any academic collaborators to larger-scale facilities operated by either a contract manufacturing organization, or CMO, or by us, and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process;
●	delays in our clinical trials caused by health emergencies;
●	delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical studies or the inability to do any of the foregoing;
●	the FDA not accepting clinical data from trials that are conducted at clinical sites in countries where the standard of care is potentially different from the United States; and
●	failure to raise sufficient funds to complete our clinical trials.

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

In addition, even if such trials are successfully completed, we cannot guarantee that the FDA will interpret the results as we do or that the FDA will apply the policies and standards that we expect due to rapid and unpredictable regulatory policy changes associated with the Trump Administration, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate, and the approval may be for a narrower indication than we seek.

We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if our product candidates meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions or conditions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process. For example, executive orders and other government cost-saving measures may result in reductions in the number of FDA personnel available to review our applications or conduct necessary pre-approval inspections of our manufacturing sites resulting in delays in the approvals of our product candidates. Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, contraindications or a Risk Evaluation and Mitigation Strategy, or REMS. These regulatory authorities may require warnings or precautions with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims or allow the promotional claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and materially and adversely affect our business, financial condition, results of operations and prospects.

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

We may also face increased competition from stem cell therapies performed by treatment centers that do not require FDA premarket approval. In August 2022, a federal District Court in the case of United States v. California Stem Cell Treatment Center, Inc. held that certain autologous adipose stem cell treatments were not “biological products” and therefore did not require FDA approval. The decision was reversed by the U.S. Court of Appeals for the Ninth Circuit, but may be appealed to the U.S. Supreme Court. Should it be reversed by the Supreme Court, we could face competition from stem cell clinics that would not be required to undergo the costly and time-consuming FDA approval process.

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

We manufacture a commercial product as a contract manufacturer for a third-party company, Cartessa. While we believe the product we manufacture for Cartessa is intended for cosmetic uses, we (as the contract manufacturer) do not ultimately have control over how the product is marketed. It is possible that the FDA could determine, based on how the product is marketed (among other considerations), that it is intended for unapproved therapeutic use(s), which could result in the temporary or permanent suspension of manufacturing and/or commercialization of the product and/or a wide range of enforcement actions, such as warning letters, recall, ‘dear doctor’ letters, and others. If the FDA takes enforcement action against Cartessa or us in connection with this product, it could have an adverse impact on our operations and/or harm our reputation as a biologics company.

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

To date, we have not received regulatory approval to market any of our product candidates in any jurisdiction. If we seek approval of any of our cell therapy product candidates, we will be required to submit to the FDA and potentially other regulatory authorities extensive pre-clinical and clinical data supporting its safety and efficacy, as well as information about the manufacturing process and to undergo inspection of our manufacturing facility or other contract manufacturing facilities, if utilized, among other things. The process of obtaining FDA and other regulatory approvals is expensive, generally takes many years and is subject to numerous risks and uncertainties, particularly with complex and/or novel product candidates such as our cell-based product candidates. Changes in regulatory approval requirements, policies, or court decisions may cause delays in the approval or rejection of an application, make it easier for our competitors to gain regulatory approval to enter the marketplace, or allow competitors to enter the market without having to obtain FDA approval. Executive orders and other government cost-saving measures may result in reductions in the number of FDA personnel available to review our applications or conduct necessary pre-approval inspections of our manufacturing sites resulting in delays in the approvals of our product candidates. Ultimately, the FDA and other regulatory agencies have substantial discretion in the approval process and may refuse to accept any application or may decide that our product candidate data are insufficient for approval without the submission of additional preclinical, clinical or other studies. In addition, varying agency interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any difficulties or failures that we encounter in securing regulatory approval for our product candidates would likely have a substantial adverse impact on our ability to generate product sales, and could make any search for a collaborative partner more difficult. Similarly, any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

We identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses, as further described in Item 9A of this Annual Report (“Controls and Procedures”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. Our material weaknesses related to the following control deficiencies:

●	Lack of adherence to formal policies and procedures;

●	Lack of risk assessment procedures on internal controls to detect financial reporting risks on a timely manner;

●	Lack of design and implementation of effective controls to achieve complete and accurate financial reporting and disclosures, including documented controls over the preparation and review of journal entries, account reconciliations and income taxes.

●	Lack of design and implementation of effective controls over the accounting for warrants issued in connection with equity financings.

The deficiencies described above resulted in a past misstatement and, if not remedied, could result in a misstatement of one or more account balances or disclosures in our annual or interim consolidated financial statements that would not be prevented or detected, and, accordingly, we determined that these control deficiencies constituted material weaknesses.

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

We currently have authorization to issue up to 75,000,000 shares of common stock of which, as of March 26, 2025, 7,504,780 shares were issued and outstanding. In addition, as discussed in Item 1 (“Business – Business Development – Material Events During 2024”), we are obligated to issue an additional 1,138,055 shares of common stock. We are not restricted from issuing additional shares of our common stock in the future, including securities convertible into, or exchangeable or exercisable for, shares of our common stock. In addition, there are 1,398,158 shares of Series B preferred stock issued and outstanding. Such shares are convertible under certain circumstances into an equal number of shares of common stock.

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

In addition, in February 2024, in connection with the warrant exercises discussed in Item 1 (“Business – Business Development – Material Events During 2024”), we issued warrants for the purchase of an aggregate of 2,513,686 shares of common stock. We have registered the resale of the shares of common stock underlying such warrants. The issuance of shares of common stock upon exercise of the above warrants would dilute the ownership of our stockholders.

We also have effective registration statements on Form S-8 under the Securities Act registering an aggregate of 6,850,000 shares of our common stock issuable under our 2021 Stock Incentive Plan, or the 2021 Plan (of which 319,797 shares have been issued). As of March 27, 2025, options to purchase 5,237,973 shares of our common stock were outstanding under the 2021 Plan. The shares issued and issuable pursuant to the registration statements on Form S-8 will be freely tradable in the public market, except for shares held by affiliates. We may include a resale prospectus in a registration statement on Form S-8 with regard to the 2021 Plan covering the resale of the shares issuable to Messrs. Alstodt and Silva (and other affiliates) upon their exercise of options held by them and shares issued to them upon the vesting of restricted stock units, or RSUs, issued to them. The resale of such shares will be currently subject to the volume limitations imposed by Rule 144.

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

Information Technology and Cybersecurity Governance

Our corporate IT infrastructure, communication networks, and related systems are essential operational components. These systems manage product development, internal and external communications, accounting functions, data storage, and other critical operations. Our business depends on secure handling of proprietary, confidential, and sensitive data.

Our Chief Financial Officer oversees information security efforts in conjunction with a third-party IT services company and reports material cybersecurity matters to the Chief Executive Officer and Board of Directors.

Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing cybersecurity risks. These include operational vulnerabilities, intellectual property theft, fraud, extortion, potential harm to stakeholders, regulatory compliance issues, and associated legal, financial, and reputational consequences.

In partnership with external consultants, we maintain comprehensive information security processes to identify and mitigate material cybersecurity risks. Our protective measures include:

●	Technical, physical, and organizational safeguards
●	Disaster recovery and business continuity planning
●	Data encryption and network security controls
●	Access restrictions and physical security measures
●	Comprehensive asset management
●	Continuous systems monitoring
●	Employee security training

Our assessment to date shows that cybersecurity incidents and vulnerabilities have not materially impacted our business operations, financial performance, or strategic direction.

Our ongoing monitoring and evaluation have not identified any cybersecurity risks that are expected to significantly affect our operational capabilities, financial condition, or business objectives in the foreseeable future.

ITEM 2.	PROPERTIES.

Our principal executive offices and laboratory are located at 40 Marcus Drive, Suite One, Melville, New York. We occupy 6,800 square feet of space at the premises pursuant to a lease that expired in December 2024. The lease provided for a current annual base rental of $173,060. We currently occupy the premises on a month-to-month basis at a monthly rental of $14,422 and are negotiating an extension of the term of the lease. Our premises are suitable and adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Transactions in our common stock are currently reported under the symbol “BRTX” on the Nasdaq Capital Market.

Holders

As of March 20, 2025, there were 530 record holders of our shares of common stock.

Dividends

Not applicable.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated results of operations and financial condition of BioRestorative Therapies, Inc. as of December 31, 2024 and 2023 and for the years ended December 31, 2024 and 2023 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report following Item 16 (“Form 10-K Summary”). References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “us,” “we,” “our,” and similar terms refer to BioRestorative Therapies, Inc. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions that may be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to Item 1A of this Annual Report (“Risk Factors”) for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

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

We are also developing our ThermoStem Program. This pre-clinical program involves the use of brown adipose (fat) in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies. United States patents related to the ThermoStem Program were issued in September 2015, January 2019, March 2020, March 2021, July 2021, June 2023 and December 2023; Australian patents related to the ThermoStem Program were issued in April 2017, October 2019 and August 2021; Japanese patents related to the ThermoStem Program were issued in December 2017, June 2021, February 2022 June 2023, and July 2024; Israeli patents related to our ThermoStem Program were issued in October 2019, May 2020, March 2022 and March 2025; and European patents related to the ThermoStem Program were issued in April 2020, January 2021, July 2023 and February 2025.

We operate a commercial biocosmeceutical platform. Our current commercial product, formulated and manufactured as a third party contract manufacturer using our cGMP ISO-7 certified clean room, is a cell-based secretome containing exosomes, proteins and growth factors. This proprietary biologic serum has been specifically engineered by us to reduce the appearance of fine lines and wrinkles and bring forth other areas of cosmetic effectiveness. Moving forward, we also intend to explore the potential of expanding our commercial offering to include a broader family of cell-based biologic aesthetic products and therapeutics via IND-enabling studies, with the aim of pioneering FDA approvals in the emerging biocosmeceuticals space.

We have also licensed a patented curved needle device that is a needle system designed to deliver cells and/or other therapeutic products or materials to the spine and discs or other potential sites. We anticipate that FDA approval or clearance will be necessary for this device prior to commercialization. We do not intend to utilize this device in connection with our Phase 2 clinical trial with regard to BRTX-100.

Our offices are located in Melville, New York where we have established a laboratory facility in order to increase our capabilities for the further development of possible cellular-based treatments, products and protocols, stem cell-related intellectual property and translational research applications.

As of December 31, 2024, our accumulated deficit was $155,678,715. We have historically only generated a modest amount of revenue, and our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

In April 2023, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, under which we had the ability to issue and sell shares of our common stock, from time to time, through JonesTrading, up to an aggregate offering price of approximately $6,109,000 in what is commonly referred to as an “at-the-market”, or ATM, program. During the year ended December 31, 2023, we sold 132,827 shares of our common stock under the ATM program with JonesTrading at a weighted-average gross price of approximately $4.68 per share and raised approximately $622,000 of gross proceeds. The total commissions and related legal fees were approximately $127,000, and we received net proceeds of approximately $495,000. No shares were sold during the year ended December 31, 2024 pursuant to the ATM program with JonesTrading. In connection with the ATM program with Rodman & Renshaw, LLC, or Rodman, discussed below, in November 2024, we terminated the Capital on Demand Sales Agreement with JonesTrading.

In July 2023, we sold an aggregate of 685,033 shares of our common stock in a registered direct public offering. We received net proceeds of approximately $1,854,000 from the offering.

In November 2024, we entered into an At The Market Offering Agreement with Rodman, under which we currently have the ability to issue and sell shares of our common stock, from time to time, through Rodman, up to an aggregate offering price of approximately $3,614,000 in an ATM program. Subsequent to the year ended December 31, 2024, we sold 492,000 shares of our common stock under the ATM program with Rodman at a weighted-average gross price of approximately $2.20 per share and raised approximately $1,084,000 of gross proceeds. The total commissions and related legal fees were approximately $178,000, and we received net proceeds of approximately $906,000. As of March 24, 2025, we had remaining capacity to sell up to an additional $2,530,000 of common stock under the ATM program with Rodman.

For the year ended December 31, 2024, we had a net loss of $9.0 million and negative cash flows from operations of $8.2 million and as of December 31, 2024, we had working capital of $7.4 million. We anticipate that we will continue to incur net losses and negative cash flows from operations as we execute our development plans for 2025 and beyond, as well as other potential strategic and business development initiatives. These conditions raise substantial doubt about our ability to continue as a going concern for at least twelve months after the issuance date of the financial statements included in this Annual Report. We will require significant additional funding to complete our clinical trials using BRTX-100. We will require a substantial amount of additional funding to implement our other programs as discussed in this Annual Report under the caption Item 1 (“Business”), including our metabolic ThermoStem Program, and fund general operations. No assurance can be given that the amount of funding that we anticipate may be required for such purposes is correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise.

Consolidated Results of Operations

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

The following table presents selected items in our consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively:

	For the Years Ended
	December 31,
	2024	2023

Revenues	$401,000	$145,800
Cost of goods sold	28,072	-
Gross profit	372,928	145,800

Operating Expenses:
Research and development	5,348,709	4,034,591
General and administrative	6,579,413	11,331,983
Total Operating Expenses	11,928,122	15,366,574
Loss From Operations	(11,555,194)	(15,220,774)

Other Income:
Interest income	616,077	552,293
Grant income	-	83,333
Other income	150,850	169,664
Gain on exchange of warrants	1,711,698	-
Change in fair value of warrant liabilities	97,188	3,997,780
Total Other Income	2,575,813	4,803,070
Net Loss	$(8,979,381)	$(10,417,404)

Revenues

For the years ended December 31, 2024 and 2023, we generated $401,000 and $145,800, respectively, of royalty revenue in connection with our sublicense agreement and sales revenue in connection with our cosmeceuticals business.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the year ended December 31, 2024, research and development expenses increased by $1,314,118, or 33%, to $5,348,709 compared to $4,034,591 for the year ended December 31, 2023. The increase was primarily driven by headcount costs of $323,025 and general lab supplies expense of $1,041,952, partially offset by the reversal of a 2023 bonus accrual of $257,873.

We expect that our research and development expenses will continue to increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and stock-based compensation to employees (excluding any cash or non-cash compensation of our Vice President of Research and Development and our laboratory staff), as well as corporate expenses such as legal and professional fees, investor relations and occupancy related expenses. For the year ended December 31, 2024, general and administrative expenses decreased by $4,752,570, or 42% to $6,579,413 from $11,331,983 for the year ended December 31, 2023. The decrease was primarily driven by a decrease in stock-based compensation expense of $4,970,401 and a decrease in headcount costs of $111,363, offset by an increase in professional fees of $229,273.

We expect that our general and administrative expenses related to operations will increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest income

For the year ended December 31, 2024, interest income increased $63,784, or 12%, to $616,077 from $552,293 for the year ended December 31, 2023. The increase was due to the interest and dividend income of the investments held in marketable securities.

Grant income

There was no grant income for the year ended December 31, 2024. Grant income of $83,333 during the year ended December 31, 2023 consisted of funding received under a National Institutes of Health Small Business Technology Transfer (STTR) Phase 1 grant, offset by related expenses.

Other income

For the year ended December 31, 2024, other income of $150,850 primarily related to investment dividend income and other miscellaneous income. For the year ended December 31, 2023, other income of $169,664 primarily related to an Employee Retention Tax Credit, gains from settlements of certain accrued expenses and realized and unrealized gain on investments.

Gain on Exchange of Warrants

For the year ended December 31, 2024, we recognized a gain on exchange of $1,711,698 related to the issuance of warrants and common stock in exchange for the cancellation of existing warrants.

Change in fair value of derivative liabilities

For the year ended December 31, 2024, we recognized a gain on the change in fair value of warrant liabilities of $97,188 related to the reduction in the fair value of the warrants that are accounted for as warrant liabilities. For the year ended December 31, 2023, we recognized a gain on the change in fair value of warrant liabilities of $3,997,780 related to the reduction in the fair value of the warrants that are accounted for as warrant liabilities.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	December 31,
	2024	2023

Cash and cash equivalents	$547,890	$884,377
Investments held in marketable securities	$10,184,701	$10,181,618
Working capital	$7,395,815	$8,783,181

Availability of Additional Funds

For the year ended December 31, 2024, we had a net loss of $9.0 million and negative cash flows from operations of $8.2 million and as of December 31, 2024, we had working capital of $7.4 million. We anticipate that we will continue to incur net losses and negative cash flows from operations as we execute our development plans for 2025 and beyond, as well as other potential strategic and business development initiatives. Based on these conditions, we believe we may not have sufficient cash for at least twelve months after the issuance date of the financial statements included in this Annual Report which raises substantial doubt about our ability to continue as a going concern.

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

“At-the-Market” Offering

In November 2024, we entered into an At The Market Offering Agreement with Rodman, under which we currently have the ability to issue and sell shares of our common stock, from time to time, through Rodman, up to an aggregate offering price of approximately $3,614,000 in an ATM, program. Subsequent to the year ended December 31, 2024, we sold 492,000 shares of our common stock under the ATM program with Rodman at a weighted-average gross price of approximately $2.20 per share and raised approximately $1,084,000 of gross proceeds. The total commissions and related legal and accounting fees were approximately $178,000 and we received net proceeds of approximately $906,000. As of March 26, 2025, we had remaining capacity to sell up to an additional $2,530,000 of common stock under the ATM program with Rodman.

Warrant Exercises

In February 2024, we received gross proceeds of approximately $8,100,000 pursuant to the exercise of outstanding warrants. See Item 1 (“Business – Business Development – Material Events During 2024”) for additional information.

Cash Flows

During the years ended December 31, 2024 and 2023, our sources and uses of cash were as follows:

	Year Ended December 31,
	2024	2023

Net Cash Used In Operating Activities	$(8,230,346)	$(6,430,211)
Net Cash Provided By Investing Activities	$514,529	$3,252,043
Net Cash Provided By Financing Activities	$7,379,330	$2,348,773
Net Decrease in Cash	$(336,487)	$(829,395)

Net Cash Used in Operating Activities

Net cash used in operating activities was $8,230,346 for the year ended December 31, 2024, primarily due to cash used to fund the net loss of $8,979,381 which gives effect to net non-cash expenses of $720,382, partially offset by $28,653 of cash provided by changes in operating assets and liabilities. Net cash used in operating activities was $6,430,211 for the year ended December 31, 2023, primarily due to cash used to fund the net loss of $10,417,704 which gives effect to net non-cash expenses of $3,472,167, partially offset by $515,326 of cash provided by changes in our operating assets and liabilities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities decreased by $2,737,514 for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to the purchase of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $5,030,557 for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to the gross proceeds from the exchange and issuance of warrants of $8,123,391, less issuance costs of $595,364, all partially offset by $2,348,773 of gross proceeds from the sale of common stock pursuant to an ATM and direct offering undertaken during the year ended December 31, 2023.

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

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements for the years ended December 31, 2024 and 2023 included elsewhere in this Annual Report following Item 16 (“Form 10-K Summary”).

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2024.

Management has completed such evaluation and has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of December 31, 2024 were not effective.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2024 was not effective.

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

●

Lack of design and implementation of effective controls to achieve complete and accurate financial reporting and disclosures, including documented controls over the preparation and review of journal entries, account reconciliations and income taxes.

●	Lack of design and implementation of effective controls over the accounting for warrants issued in connection with equity financings.

Management’s Plan to Remediate the Material Weaknesses

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and are operating effectively. The remediation actions include:

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

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and we are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Changes in Internal Control Over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting that occurred during our fourth quarter of 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions Held
Lance Alstodt	54	Chief Executive Officer, President and Chairman of the Board
Francisco Silva	50	Vice President of Research and Development, Secretary and Director
Robert E. Kristal	58	Chief Financial Officer
Nickolay Kukekov, Ph.D.	51	Director, Compensation Committee Chair
Patrick F. Williams	52	Director, Audit Committee Chair
David Rosa	61	Director, Nominating Committee Chair

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

Patrick F. Williams

Patrick F. Williams has served as one of our directors and Chair of our Board’s Audit Committee since November 2021. Mr. Williams has more than 20 years of experience across medical device, consumer product goods and technology sectors. Mr. Williams served as Chief Financial Officer of STAAR Surgical Company, or STAAR, from July 2020 to March 2025 and is currently serving as a consultant to STAAR. From 2016 to 2019, he served as the Chief Financial Officer of Sientra, Inc. before transitioning to General Manager for its miraDry® business unit. From 2012 to 2016, Mr. Williams served as Chief Financial Officer of ZELTIQ Aesthetics, Inc., a publicly-traded medical device company that was acquired by Allergan. Previously, he served as Vice President in finance, strategy and investor relations roles from 2007 to 2012 at NuVasive, Inc., a San-Diego based medical device company servicing the spine sector. He has also held finance roles with Callaway Golf and Kyocera Wireless. Mr. Williams received an MBA in Finance and Management from San Diego State University and a Bachelor of Arts in Economics from the University of California, San Diego. We believe that Mr. Williams’ executive-level management experience with healthcare-related businesses, including his financial management expertise, give him the qualifications to serve as one of our directors.

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

Name	Class	Term Expires

Lance Alstodt	III	2026
Francisco Silva	II	2025
Nickolay Kukekov	I	2027
Patrick F. Williams	III	2026
David Rosa	II	2025

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

Delinquent Section 16(a) Beneficial Ownership Reports

Section 16 of the Exchange Act requires that reports of beneficial ownership of common stock and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2024. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission, during the fiscal year ended December 31, 2024, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Dale Broadrick, a 10% stockholder, filed a Form 4 late (reporting one transaction).

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

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale and/or other disposition of our company’s securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed as an exhibit to this Annual Report on Form 10-K. In addition, from time to time, we may engage in transactions in our company’s securities. It is our intent to comply with applicable laws and regulations relating to insider trading.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2024 and 2023 by (i) our principal executive officer, and (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as an executive officer as of December 31, 2024 and whose total compensation for the 2024 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the Named Executive Officers):

Name and Principal Position	Year	Salary	Bonus		Stock Awards(1)		Option Awards(1)	All Other Compensation		Total
Lance Alstodt	2024	$593,583	$275,000	(2)	$		$500,000	$		$1,314,583
Chief Executive Officer	2023	$479,167	$475,000	(3)		$-	$300,000		$-	$1,254,167

Francisco Silva	2024	$514,583	$262,500	(2)			$450,000			$1,227,083
VP, Research and Development	2023	$454,167	$450,000	(4)		$-	$300,000		$-	$1,204,167

Robert Kristal	2024	$293,752	$90,000	(2)	$		$300,000	$		$683,752
Chief Financial Officer	2023	$240,624	$127,500	(5)		$-	$250,000		$-	$618,124

(1)	Amounts reflect the aggregate grant date fair value of grants made in the fiscal year computed in accordance with stock-based accounting rules (FASB ASC Topic 718-Stock Compensation). Assumptions used in the calculations of these amounts are included in Note 8 to our consolidated financial statements included in this Annual Report.

(2)	The 2024 Bonus amount represents a discretionary bonus in consideration of 2024 services which was paid in 2025.
(3)	The 2023 Bonus amount represents (a) a discretionary bonus is the amount of $250,000 in consideration of 2023 services which was paid in 2024 and (b) a discretionary bonus in the amount of $225,000 in consideration of 2022 services which was paid in 2023.
(4)	The 2023 Bonus amount represents (a) a discretionary bonus in the amount of $237,500 in consideration of 2023 services which was paid in 2024 and (b) a discretionary bonus in the amount of $212,500 in consideration of 2022 services which was paid in 2023.
(5)	The 2023 Bonus amount represents (a) a discretionary bonus in the amount of $75,000 in consideration of 2023 services which was paid in 2024 and (b) a discretionary bonus in the amount of $52,500 in consideration of 2022 services which was paid in 2023.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2024 to the Named Executive Officers:

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Lance Alstodt	293,479	-		-	$5.08	3/18/31	-	$-	-	$-

Lance Alstodt	42,059	-		-	$5.08	11/4/31	-	$-	-	$-

Lance Alstodt	80,072	26,690	(1)	-	$2.91	2/17/33	-	$-	-	$-

Lance Alstodt	219,298	219,298	(2)	-	$1.45	2/13/34	-	$-	-	$-

Francisco Silva	6	-			$3,000	9/4/25	-	$-	-	$-

Francisco Silva	15	-			$3,000	6/10/26	-	$-	-	$-

Francisco Silva	20	-			$3,000	7/12/27	-	$-	-	$-

Francisco Silva	25	-			$3,000	10/29/28	-	$-	-	$-

Francisco Silva	293,479	-		-	$5.08	3/18/31	-	$-	-	$-

Francisco Silva	42,059	-		-	$5.08	11/4/31	-	$-	-	$-

Francisco Silva	80,072	26,690	(1)	-	$2.91	2/17/33	-	$-	-	$-

Francisco Silva	197,369	197,368	(2)	-	$1.45	2/13/34	-	$-	-	$-

Robert Kristal	10,490	-		-	$5.08	11/4/31	-	$-	-	$-

Robert Kristal	66,726	22,242	(1)	-	$2.91	2/17/33	-	$-	-	$-

Robert Kristal	131,579	131,579	(2)	-	$1.45	2/13/34	-	$-	-	$-

(1)	Option becomes exercisable in four nearly equal quarterly installments beginning on February 17, 2025.

(2)	Option becomes exercisable in eight nearly equal quarterly installments beginning on February 13, 2025.

Employment Agreements

Lance Alstodt

Effective November 16, 2020, Mr. Alstodt was elected our Chief Executive Officer, President and Chairman of the Board. On March 18, 2021, we entered into an employment agreement with Mr. Alstodt which provides for a term ending on March 18, 2026. Pursuant to the employment agreement, Mr. Alstodt currently is entitled to receive an annual salary of $600,000 (giving effect to a $150,000 performance salary increase received in November 2021 and $50,000 annual increases in salary pursuant to his employment agreement). Concurrently with the execution of the employment agreement, we granted to Mr. Alstodt pursuant to the 2021 Plan (i) a ten year option for the purchase of 293,479 shares of our common stock at an exercise price of $47.60 per share (which exercise price was subsequently reduced to $13.50 per share and further reduced to $5.08 per share) and (ii) 146,740 RSUs. The option vested to the extent of 50% thereof on the date of grant, 12.5% on November 4, 2021 and the balance in six equal quarterly installments commencing on December 18, 2021. The RSUs vested in three equal annual installments on the first, second and third anniversaries of the date of grant. In the event that Mr. Alstodt’s employment is terminated by us without “cause”, or Mr. Alstodt terminates his employment for “good reason” (each as defined in the employment agreement), Mr. Alstodt will be entitled to receive severance in an amount up to one time his then annual base salary. If Mr. Alstodt’s employment with us is terminated without cause, the option granted to Mr. Alstodt will remain exercisable until its expiration date notwithstanding such termination of employment with us. In March 2022, we and Mr. Alstodt agreed that, in lieu of a $50,000 increase in his annual salary (as provided for in his employment agreement), we issued to Mr. Alstodt 12,438 RSUs (having a value of $50,000), which RSUs vested in twelve equal monthly installments. Such grant was in consideration of Mr. Alstodt deferring his right to receive the $50,000 increase in his salary for one year.

Francisco Silva

On March 18, 2021, we and Mr. Silva entered into an employment agreement which provides for a term ending on March 18, 2026. Pursuant to the employment agreement, Mr. Silva is currently entitled to receive an annual salary of $575,000 (giving effect to a $150,000 performance salary increase received in November 2021 and $50,000 annual increases in salary pursuant to his employment agreement). Concurrently with the execution of the employment agreement, we granted to Mr. Silva pursuant to the 2021 Plan (i) a ten year option for the purchase of 293,479 shares of our common stock at an exercise price of $47.60 per share (which exercise price was subsequently reduced to $13.50 per share and further reduced to $5.08 per share) and (ii) 146,740 RSUs. The option vested to the extent of 50% thereof on the date of grant, 12.5% on November 4, 2021 and the balance in six equal quarterly installments commencing on December 18, 2021. The RSUs vested in three equal annual installments on the first, second and third anniversaries of the date of grant. In the event that Mr. Silva’s employment is terminated by us without “cause”, or Mr. Silva terminates his employment for “good reason” (each as defined in the employment agreement), Mr. Silva will be entitled to receive severance in an amount up to one time his then annual base salary. If Mr. Silva’s employment with us is terminated without cause, the option granted to Mr. Silva will remain exercisable until its expiration date notwithstanding such termination of employment with us. In March 2022, we and Mr. Silva agreed that, in lieu of a $50,000 increase in his annual salary (as provided for in his employment agreement), we issued to Mr. Silva 12,438 RSUs (having a value of $50,000), which RSUs vested in twelve equal monthly installments. Such grant was in consideration of Mr. Silva deferring his right to receive the $50,000 increase in his salary for one year.

Director Compensation

The following table sets forth certain information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2024:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Nickolay Kukekov	$35,000	$-	$90,000	(1)	$-	$-	$-	$125,000
Patrick F. Williams	$35,000	$-	$90,000	(2)	$-	$-	$-	$125,000
David Rosa	$35,000	$-	$90,000	(3)	$-	$-	$-	$125,000

(1)	As of December 31, 2024, Dr. Kukekov held options for the purchase of 136,910 shares of common stock.

(2)	As of December 31, 2024, Mr. Williams held options for the purchase of 122,164 shares of common stock.

(3)	As of December 31, 2024, Mr. Rosa held options for the purchase of 122,164 shares of common stock.

Dr. Kukekov and Messrs. Williams and Rosa, our non-employee directors, as compensation for their services as a director, are entitled to receive per annum $35,000 in cash and $90,000 in option grants.

Equity Award Grant Practices

Equity awards are discretionary and are generally granted to our named executive officers in the second or third week of February each year. In certain circumstances, including the hiring or promotion of an officer, the Compensation Committee may approve grants to be effective at other times. The Compensation Committee did not take material nonpublic information into account when determining the timing and terms of equity awards in 2024, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Stockholders

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of March 20, 2025, known by us, through transfer agent records and reports filed with the SEC, to be held by: (i) each person who beneficially owns 5% or more of the shares of common stock then outstanding; (ii) each of our directors; (iii) each of our Named Executive Officers (as defined above); and (iv) all of our directors and executive officers as a group. The following table also sets forth certain information regarding the beneficial ownership of our Series B preferred stock as of March 20, 2025.

The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act. To our knowledge, and unless otherwise indicated, each stockholder has sole voting power and investment power over the shares listed as beneficially owned by such stockholder, subject to community property laws where applicable. Percentage ownership is based on 7,504,780 shares of common stock (exclusive of the shares of common stock issuable to Auctus Fund, LLC, or Auctus, as discussed in footnote (10) to the following table) and 1,398,158 shares of Series B preferred stock outstanding as of March 20, 2025.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Approximate Percent of Class	Number of Shares of Series B Preferred Stock Beneficially Owned		Approximate Percent of Class
Directors and Executive Officers
Lance Alstodt(1)	1,270,893	(2)	14.8%	-		-
Francisco Silva(1)	1,228,117	(3)	14.3%	-		-
Robert Kristal(1)	344,051	(4)	4.4%	-		-
Nickolay Kukekov	150,068	(5)	2.0%	-		-
Patrick F. Williams	135,322	(5)	1.8%	-		-
David Rosa	135,322	(5)	1.8%	-		-
All directors and executive officers as a group (6 persons)	3,263,773	(6)	31.3%	-		-
Certain Beneficial Owners
Dale Broadrick(7)	923,905	(8)	12.3%	-		-
Todd Hale Morrison	645,000	(9)	8.6%	-		-
Auctus Fund, LLC(10)
Auctus Fund Management LLC(10)
Alfred Sollami(10)
Louis Posner(10)	758,997	(11)	9.99%	1,398,158	(12)	100%

*	Less than 1%

(1)	Address is c/o BioRestorative Therapies, Inc., 40 Marcus Drive, Suite One, Melville, New York 11747.

(2)	Includes 1,099,021 shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days.

(3)	Includes 1,060,222 shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days and 12,136 shares of common stock held by Mr. Silva in a retirement account.

(4)	Includes 336,057 shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days.

(5)	Represents shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days.

(6)	Includes 2,916,012 shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days.

(7)	Address is 3003 Brick Church Pike, Nashville, Tennessee

(8)	Based upon Amendment No. 9 to Schedule 13D and Forms 4 filed with the SEC. Includes 477,972 shares of common stock held by Fleetco Inc. of which Mr. Broadrick is a 93% stockholder.

(9)	Based upon Schedule 13G, as amended, filed with the SEC, Mr. Morrison has shared voting and dispositive power with respect to the 645,000 shares of common stock.

(10)	Address is 545 Boylston Street, 2nd Floor, Boston, Massachusetts 02116.

(11)	Based upon Amendment No. 3 to Schedule 13G filed with the SEC and other filings made with the SEC. Auctus holds warrants for the purchase of up to 1,426,185 shares of our common stock. In addition, Auctus’ shares of Series B preferred stock are convertible into an aggregate of 1,398,158 shares of our common stock. In connection with the transaction in which the above warrants were issued, we issued to Auctus certain shares of our common stock and have agreed to issue to Auctus, upon receipt of notice from Auctus, subject to the limitation discussed below, 1,138,055 shares of our common stock, or the Additional Shares. However, such warrants are not exercisable for the purchase of our common stock, such Series B preferred stock is not convertible into shares of our common stock and the Additional Shares are not issuable to the extent Auctus would beneficially own, after such exercise, conversion or issuance, more than 9.99% of our outstanding shares of common stock. Auctus has advised that, as of March 20, 2025, it owned 666,200 shares of common stock, which represented approximately 8.9% of the then 7,504,780 outstanding shares of common stock, and that the Additional Shares are issuable to it, upon notice from it, to the extent that such issuances would not result in Auctus beneficially owning after such issuances more than 9.99% of our outstanding shares of common stock. Based upon the foregoing, as of March 20, 2025, 92,797 Additional Shares are issuable to Auctus (to comply with the 9.99% beneficial ownership limitation), the remaining Additional Shares are not issuable, Auctus’ warrants are not currently exercisable for the purchase of shares of common stock and its Series B preferred stock is not currently convertible into shares of common stock. The number of shares of common stock beneficially owned by Auctus includes the 92,797 Additional Shares currently issuable to it. Without the 9.99% limitation discussed above, Auctus would have beneficial ownership of 4,628,598 shares of common stock.

(12)	Pursuant to the Certificate of Designations of Preferred Stock with regard to the Series B preferred stock, Auctus, as the sole holder of the 1,398,158 outstanding shares of Series B preferred stock, is entitled to vote such shares based on the number of shares of common stock into which such shares are convertible (currently 1,398,158); however, pursuant to such Certificate of Designations of Preferred Stock, as indicated in footnote (10), such Series B preferred stock is not convertible into shares of common stock to the extent Auctus would beneficially own, after such conversion, more than 9.99% of our then outstanding shares of common stock. Since Auctus has advised that, as of March 20, 2025, it owned 666,200 shares of common stock, which represented approximately 8.9% of the outstanding shares of common stock, and, as indicated in footnote (10) above, 92,797 Additional Shares are issuable to it, Auctus’ Series B preferred stock is not currently convertible into shares of common stock. Accordingly, as of March 20, 2025, Auctus, as the sole holder of the Series B preferred stock, is not entitled to any votes for such shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2024 with respect to compensation plans (including individual compensation arrangements) under which our common stock are authorized for issuance, aggregated as follows:

●	All compensation plans previously approved by security holders; and

●	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	3,263,467		$2.63	3,266,736
Total		$

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Marcum LLP served as our independent registered public accountants for the years ended December 31, 2024 and 2023.

The following is a summary of the fees billed or expected to be billed to us by Marcum LLP, our independent registered public accountants, for professional services rendered with respect to the fiscal years ended December 31, 2024 and 2023:

	2024	2023
	Marcum LLP	Marcum LLP

Audit Fees (1)	$138,000	$101,500
Audit-Related Fees (2)	35,000	37,000
Tax Fees (3)	-	-
All Other Fees (4)	-	-
	$173,000	$138,500

(1)	Audit Fees consist of fees billed and expected to be billed for services rendered for the audit of our consolidated financial statements for the fiscal years ended December 31, 2024 and 2023, and the review of our condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit of our financial statements and in connection with the filing of Forms S-1, S-3 and S-8 registration statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed for professional services related to preparation of our U.S. federal and state income tax returns and tax advice.

(4)	All Other Fees consist of fees billed for products and services provided by our independent registered public accountants, other than those disclosed above.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated December 29, 2022, wherein such document is identified as Exhibit 3.3
3.2	Certificate of Designations of Series B Preferred Stock, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated December 29, 2022, wherein such document is identified as Exhibit 3.4
3.3	Bylaws, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated December 29, 2022, wherein such document is identified as Exhibit 3.5
4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, incorporated by reference to the registrant’s Amendment No. 2 to Annual Report on Form 10-K/A for the year ended December 31, 2023, wherein such document is identified as Exhibit 4.1
10.1	License Agreement, dated as of January 27, 2012, between Regenerative Sciences, LLC and BioRestorative Therapies, Inc. (“License Agreement”), incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.44
10.2	Amendment to License Agreement, dated March 21, 2012, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.45
10.3	Amendment to License Agreement, dated November 30, 2015, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, wherein such document is identified as Exhibit 10.20
10.4	Letter agreement, dated November 21, 2022, by and among BioRestorative Therapies, Inc., Regenerative Sciences, LLC and Regenexx, LLC with regard to License Agreement, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, wherein such document is identified as Exhibit 10.4
10.5	Lease, dated as of August 25, 2014, between BioRestorative Therapies, Inc. and 50 Republic Road, LLC, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated August 25, 2014, wherein such document is identified as Exhibit 99.1
10.6	Lease Amendment, dated as of June 4, 2019, between 50 Republic Road, LLC and BioRestorative Therapies, Inc., incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, wherein such document is identified as Exhibit 10.37
10.7	BioRestorative Therapies, Inc. 2021 Stock Incentive Plan, as amended*
10.8	Executive Employment Agreement, dated as of March 18, 2021, by and between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated March 18, 2021, wherein such document is identified as Exhibit 99.2
10.9	Executive Employment Agreement, dated as of March 18, 2021, by and between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated March 18, 2021, wherein such document is identified as Exhibit 99.3

10.10	Non-Qualified Stock Option Award Agreement, dated as of March 18, 2021, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated March 18, 2021, wherein such document is identified as Exhibit 99.4
10.11	Non-Qualified Stock Option Award Agreement, dated as of March 18, 2021, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated March 18, 2021, wherein such document is identified as Exhibit 99.5
10.12	Executive Employment Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Robert Kristal, incorporated by reference to the registrant’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2023, wherein such document is identified as Exhibit 10.12
10.13	Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated November 4, 2021, wherein such document is identified as Exhibit 99.1
10.14	Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated November 4, wherein such document is identified as Exhibit 99.2
10.15	Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Nickolay Kukekov, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.15
10.16	Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Patrick F. Williams, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.16
10.17	Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and David Rosa, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.17
10.18	Amendment No. 1 to Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.18
10.19	Amendment No. 1 to Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.19
10.20	Common Stock Purchase Warrant, dated November 9, 2021, issued by BioRestorative Therapies, Inc. pursuant to public offering, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.20
10.21	Common Stock Purchase Warrant, dated November 9, 2021, issued by BioRestorative Therapies, Inc. to Auctus Fund, LLC, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.21

10.22	Amendment No. 2 to Non-Qualified Stock Option Award Agreement, dated as of December 10, 2021, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.22
10.23	Amendment No. 2 to Non-Qualified Stock Option Award Agreement, dated as of December 10, 2021, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.23
10.24	Amendment No. 1 to Non-Qualified Stock Option Award Agreement, dated as of December 10, 2021, between BioRestorative Therapies, Inc. and Nickolay Kukekov, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.24
10.25	Amendment No. 1 to Non-Qualified Stock Option Award Agreement, dated as of December 10, 2021, between BioRestorative Therapies, Inc. and Patrick F. Williams, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.25
10.26	Amendment No. 1 to Non-Qualified Stock Option Award Agreement, dated as of December 10, 2021, between BioRestorative Therapies, Inc. and David Rosa, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.26
10.27	Incentive Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, wherein such document is identified as Exhibit 10.28
10.28	Incentive Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, wherein such document is identified as Exhibit 10.29
10.29	Incentive Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and Robert Kristal, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, wherein such document is identified as Exhibit 10.30
10.30	Non-Qualified Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and Nickolay Kukekov, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, wherein such document is identified as Exhibit 10.32
10.31	Non-Qualified Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and Patrick F. Williams, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, wherein such document is identified as Exhibit 10.33
10.32	Non-Qualified Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and David Rosa, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, wherein such document is identified as Exhibit 10.34
10.33	Incentive Stock Option Award Agreement, dated as of February 13, 2024, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2023, wherein such document is identified as Exhibit 10.36

10.34	Incentive Stock Option Award Agreement, dated as of February 13, 2024, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2023, wherein such document is identified as Exhibit 10.37
10.35	Incentive Stock Option Award Agreement, dated as of February 13, 2024, between BioRestorative Therapies, Inc. and Robert Kristal, incorporated by reference to the registrant’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2023, wherein such document is identified as Exhibit 10.38
10.36	Non-Qualified Stock Option Award Agreement, dated as of February 13, 2024, between BioRestorative Therapies, Inc. and Nickolay Kukekov, incorporated by reference to the registrant’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2023, wherein such document is identified as Exhibit 10.40
10.37	Non-Qualified Stock Option Award Agreement, dated as of February 13, 2024, between BioRestorative Therapies, Inc. and Patrick F. Williams, incorporated by reference to the registrant’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2023, wherein such document is identified as Exhibit 10.41
10.38	Non-Qualified Stock Option Award Agreement, dated as of February 13, 2024, between BioRestorative Therapies, Inc. and David Rosa, incorporated by reference to the registrant’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2023, wherein such document is identified as Exhibit 10.42
10.39	At the Market Offering Agreement, dated as of November 6, 2024, by and between BioRestorative Therapies, Inc. and Rodman & Renshaw, LLC, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated November 1, 2024, wherein such document is identified as Exhibit 1.1
10.40	Incentive Stock Option Award Agreement, dated as of February 14, 2025, between BioRestorative Therapies, Inc. and Lance Alstodt*
10.41	Incentive Stock Option Award Agreement, dated as of February 14, 2025, between BioRestorative Therapies, Inc. and Francisco Silva*
10.42	Incentive Stock Option Award Agreement, dated as of February 14, 2025, between BioRestorative Therapies, Inc. and Robert Kristal*
10.43	Non-Qualified Stock Option Award Agreement, dated as of February 14, 2025, between BioRestorative Therapies, Inc. and Nickolay Kukekov*
10.44	Non-Qualified Stock Option Award Agreement, dated as of February 14, 2025 between BioRestorative Therapies, Inc. and Patrick F. Williams*
10.45	Non-Qualified Stock Option Award Agreement, dated as of February 14, 2025, between BioRestorative Therapies, Inc. and David Rosa*
14	Code of Ethics, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 14
19	Insider Trading Policy*
21	Subsidiaries, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, wherein such document is identified as Exhibit 21
23	Independent Registered Public Accounting Firm’s Consent*
31.1	Principal Executive Officer Certification*
31.2	Principal Financial Officer Certification*
32	Section 1350 Certification**
97	Clawback Policy, incorporated by reference to the registrant’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2023, wherein such document is identified as Exhibit 97
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Schema Document *
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

ITEM 16.	FORM 10-K SUMMARY.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIORESTORATIVE THERAPIES, INC.

Dated: March 27, 2025	By:	/s/ Lance Alstodt
Lance Alstodt
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

	Chief Executive Officer, President, Chairman of the Board and Director	March 27, 2025
Lance Alstodt	(Principal Executive Officer)

	Vice President, Research and Development and Director	March 27, 2025
Francisco Silva

	Chief Financial Officer	March 27, 2025
Robert E. Kristal	(Principal Financial Officer and Principal Accounting Officer)

	Director	March 27, 2025
Nickolay Kukekov

	Director	March 27, 2025
Patrick F. Williams

	Director	March 27, 2025
David Rosa

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIORESTORATIVE THERAPIES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

BioRestorative Therapies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioRestorative Therapies, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and negative cash flows from operations, and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Marlton, New Jersey
March 27, 2025

BIORESTORATIVE THERAPIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

Assets
Current Assets:
Cash and cash equivalents	$547,890	$884,377
Investments held in marketable securities	10,184,701	10,181,618
Accounts receivable	188,400	19,300
Prepaid expenses and other current assets	223,230	305,231
Total Current Assets	11,144,221	11,390,526
Deferred offering costs	148,697	-
Property and equipment, net	362,936	356,055
Right-of-use assets	-	151,447
Intangible assets, net	623,945	713,692

Total Assets	$12,279,799	$12,611,720

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$483,070	$189,389
Accrued expenses and other current liabilities	744,485	711,686
Lease liability	-	162,317
Warrant liabilities	2,520,851	1,543,953

Total Current Liabilities	3,748,406	2,607,345

Total Liabilities	3,748,406	2,607,345

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized;
Series B Convertible Preferred Stock; 1,543,158 shares designated, 1,398,158 shares issued and outstanding at December 31, 2024 and 2023.	13,982	13,982
Common stock, $0.0001 par value; 75,000,000 shares authorized; 6,919,919 and 4,706,917 shares issued and outstanding at December 31, 2024 and 2023, respectively	692	471
Additional paid-in capital	164,195,434	156,689,256
Accumulated deficit	(155,678,715)	(146,699,334)

Total Stockholders’ Equity	8,531,393	10,004,375

Total Liabilities and Stockholders’ Equity	$12,279,799	$12,611,720

The accompanying notes are an integral part of these consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2024	2023

Revenues, net	$401,000	$145,800
Cost of revenues	28,072	-
Gross profit	372,928	145,800

Operating Expenses:
Research and development	5,348,709	4,034,591
General and administrative	6,579,413	11,331,983
Total Operating Expenses	11,928,122	15,366,574
Loss From Operations	(11,555,194)	(15,220,774)

Other Income:
Interest income	616,077	552,293
Grant income	-	83,333
Other income	150,850	169,664
Gain on exchange of warrants	1,711,698	-
Change in fair value of warrant liabilities	97,188	3,997,780
Total Other Income	2,575,813	4,803,070
Net Loss	$(8,979,381)	$(10,417,704)
Net Loss Per Share - Basic and Diluted	$(1.16)	$(2.47)
Weighted Average Common Shares Outstanding - Basic and Diluted	7,763,932	4,218,347

The accompanying notes are an integral part of these consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Series B Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2023	1,518,158	$15,182	3,677,775	$369	$146,556,418	$(136,281,630)	$10,290,339

Stock-based compensation:

Restricted share units	-	-	89,840	9	4,633,655	-	4,633,664

Options	-	-	-	-	3,141,803	-	3,141,803

Common stock	-	-	1,442	-	7,500	-	7,500

Conversion of Series B Convertible Preferred Stock into common stock	(120,000)	(1,200)	120,000	12	1,188	-	-

Issuance and sale of common stock, net of issuance costs	-	-	817,860	81	2,348,692	-	2,348,773

Net loss	-	-	-	-	-	(10,417,704)	(10,417,704)

Balance - December 31, 2023	1,398,158	$13,982	4,706,917	$471	$156,689,256	$(146,699,334)	$10,004,375

Common stock issued in connection with warrant exchange [1]	-	-	2,000,000	200	4,742,043	-	4,742,243

Return and cancellation of shares in lieu of payroll tax withholding	-	-	(34,825)	(4)	(48,406)	-	(48,410)

Common stock issued in connection with abeyance shares	-	-	150,000	15	(15)	-	-

Stock-based compensation:

Restricted share units	-	-	97,827	10	985,028	-	985,038

Options	-	-	-	-	1,827,528	-	1,827,528

Net loss	-	-	-	-	-	(8,979,381)	(8,979,381)

Balance - December 31, 2024	1,398,158	$13,982	6,919,919	$692	$164,195,434	$(155,678,715)	$8,531,393

[1]	Represents the aggregate fair value of 3,351,580 shares of common stock, which includes 2,150,000 shares that have been issued and 1,201,580 shares held in abeyance. See Note 6 - Stockholders’ Equity - Warrant Exercise and Issuance and Note 9 - Fair Value Measurement for additional details.

The accompanying notes are an integral part of these consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2024	2023

Cash Flows From Operating Activities:
Net loss	$(8,979,381)	$(10,417,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	189,056	165,735
Dividend and interest income	(623,801)	(569,068)
Stock-based compensation	2,812,566	7,782,967
Non-cash lease expense	151,447	90,313
Gain on exchange of warrants	(1,711,698)	-
Change in fair value of warrant liabilities	(97,188)	(3,997,780)
Changes in operating assets and liabilities:
Accounts receivable	(169,100)	(3,300)
Prepaid expenses and other current assets	33,591	57,851
Accounts payable	293,680	18,487
Accrued expenses and other current liabilities	32,799	581,616
Lease liability	(162,317)	(139,328)

Net Cash Used In Operating Activities	(8,230,346)	(6,430,211)

Cash Flows From Investing Activities:
Sale of marketable securities	21,508,641	20,964,373
Purchase of marketable securities	(20,887,923)	(17,541,287)
Purchases of equipment	(106,189)	(171,043)

Net Cash Provided By Investing Activities	514,529	3,252,043

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock in at-the-market offering	-	494,783
Net proceeds from issuance of common stock in direct-offering	-	1,853,990
Proceeds from exchange and issuance of warrants, net [1]	7,528,027	-
Deferred offering costs	(148,697)	-

Net Cash Provided By Financing Activities	7,379,330	2,348,773

Net Decrease In Cash and Cash Equivalents	(336,487)	(829,395)

Cash and Cash Equivalents - Beginning of the Year	884,377	1,713,772

Cash and Cash Equivalents - End of the Year	$547,890	$884,377

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock held in abeyance	$15	$-
Return and cancellation of shares in lieu of payroll tax withholding	$48,410	$39,308

[1]	Includes gross proceeds of $8,123,391, less issuance costs of $595,364.

The accompanying notes are an integral part of these consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, LIQUIDITY, GOING CONCERN AND BUSINESS OPERATIONS

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. For the year ended December 31, 2024, the Company had a net loss of $9.0 million, negative cash flows from operations of $8.2 million and working capital of $7.4 million. The Company anticipates that it will continue to incur net losses and negative cash flows from operations as it executes its development plans for 2025 and beyond, as well as other potential strategic and business development initiatives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months after the issuance date of these financial statements.

The Company has previously funded, and plans to continue funding, these losses primarily through current cash on hand, investments in marketable securities and additional infusions of cash from equity and debt financing. During the year ended December 31, 2024, the Company raised net proceeds of approximately $7.5 million in connection with a warrant exercise program which is further discussed in Note 6 – Stockholders’ Equity. On November 6, 2024, the Company entered into an at-the-market offering agreement (the “2024 ATM”) pursuant to which the Company has an ability to issue and sell shares of its common stock up to an aggregate offering price of $3,614,170. Subsequent to December 31, 2024, the Company sold 492,000 shares of its common stock under the 2024 ATM and raised approximately $1,084,000 of gross proceeds See Note 10 – Subsequent Events for additional details regarding sales of the Company’s common under the 2024 ATM subsequent to December 31, 2024.

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

Business Operations

BRT develops therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells. BRT’s website is at www.biorestorative.com. The information contained in the website or connected thereto is not intended to be incorporated by reference into this Annual Report. BRT is currently developing a Disc/Spine Program referred to as “brtxDISC”. Its lead cell therapy candidate, BRTX-100, is a product formulated from autologous (or a person’s own) cultured mesenchymal stem cells collected from the patient’s bone marrow. The product is intended to be used for the non-surgical treatment of painful lumbosacral disc disorders or as a complimentary therapeutic to a surgical procedure. BRT is also engaging in research efforts with respect to a platform technology utilizing brown adipose (fat) for therapeutic purposes to treat type 2 diabetes, obesity and other metabolic disorders and has labeled this initiative its ThermoStem Program. In addition, in continuation of BRT’s mission of developing and commercializing cell-based biologics, it is seeking to develop a biologics-based cosmetic products business. Pursuant to such business, BRT would formulate, manufacture and sell products designed for cosmetic and aesthetic uses. Further, BRT has licensed a patented curved needle device that is a needle system designed to deliver cells and/or other therapeutic products or material to the spine and discs or other potential sites.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of Company’s management, who is responsible for their integrity and objectivity.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Stem Pearls. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company bases its estimates and assumptions on historical experience, known or expected trends and various other assumptions that it believes to be reasonable. As future events and their effects cannot be determined with precision, actual results could differ from these estimates which may cause the Company’s future results to be affected.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company has one operating and reporting segment (BioRestorative Therapies, Inc.) which develops therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells. The Company’s Chief Executive Officer, serves as the CODM and reviews financial information presented on a consolidated basis to make operational decisions and evaluate financial performance. The CODM reviews profit and loss information on a consolidated basis, as presented in the statement of operations. Disaggregated expense data beyond what is included in the consolidated statements of operations is not provided to the CODM. Since the Company’s operations consist of a single reporting segment, the segment assets are presented on the accompanying consolidated balance sheet as total assets.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company recognizes revenue primarily from the following different types of contracts:

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

The Company recognizes bill-and-hold revenue from its sale of cosmetic vials warehoused at a Company location for a specified period of time in accordance with directions received from the Company’s customer. Even though the vials are held at a Company location, a sale is recognized at the point in time when the customer obtains control of the product. Control is transferred to the customer in a bill-and-hold arrangement when: (i) customer acceptance specifications have been met, (ii) legal title has transferred, (iii) the customer has a present obligation to pay for the product and (iv) the risks and rewards of ownership have transferred to the customer. Additionally, all the following bill-and-hold criteria have to be met in order for control to be transferred to the customer:

●	the reason for the bill-and-hold arrangement is substantive
●	the customer has requested the product be warehoused
●	the product has been identified as separately belonging to the customer
●	the product is currently ready for physical transfer to the customer
●	the Company does not have the ability to use the product or direct it to another customer.

The following table summarizes the Company’s revenue recognized in its consolidated statements of operations:

	For the Years Ended
	December 31,
	2024	2023
Product revenue	$300,000	$-
Royalty revenue	101,000	145,800
	$401,000	$145,800

Cash and Cash Equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution. The Company maintains deposits in its accounts that hold cash and cash equivalents in excess of the Federal Depository Insurance Corporation (“FDIC”) coverage of $250,000 per banking institution. The Company had deposits in excess of FDIC coverage of $252,801 and $604,226 as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company has not experienced losses on this account.

Customer and Revenue Concentrations

All of the Company’s royalty revenue is derived from one customer. Additionally, all of the Company’s product sales revenue is derived from one customer.

Accounts Receivable

Accounts receivable are carried at their contractual amounts, less an estimate for credit losses. As of December 31, 2024 and 2023, no allowances for credit losses were determined to be necessary. Management estimates the allowance for credit losses based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted.

Deferred Contract Costs

The Company defers costs associated with fulfilling its contracts if those costs meet all of the following criteria: (i) the costs relate directly to a contract, (ii) the costs generate or enhance resources of the Company that will be used in satisfying performance obligations in the future, and (iii) the costs are expected to be recovered. Deferred contract costs are recognized as cost of revenues in the period when the related revenue is recognized. Deferred contract costs consist of consumables and labor costs and are included within prepaid & other current assets in the consolidated balance sheets. The Company had $10,250 and $0 deferred contract costs as of December 31, 2024 and 2023, respectively.

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct, incremental professional fees incurred in connection with a financing, are capitalized as non-current assets on the balance sheet. Upon consummation of a financing, the deferred offering costs would be offset against the offering proceeds. If the completion of a contemplated financing was no longer probable, the related deferred offering costs would be charged to general and administrative expense in the consolidated financial statements. The Company had $148,697 and $0 deferred offering costs as of December 31, 2024 and 2023, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using straight-line method over the estimated useful lives of the related assets, generally three to fifteen years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Computer equipment costs are capitalized, as incurred, and depreciated on a straight-line basis over a range of 3 years. Medical equipment costs are capitalized and depreciated over 5 years, while furniture and fixtures are depreciated over 4 years. Office equipment is depreciated over a period of 3 to 5 years, and manufacturing equipment over 4 to 5 years.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets and right-of-use assets from operating leases, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the years ended December 31, 2024 and 2023, the Company determined that there was no impairment charge for its long-lived assets.

Warrant and Option Valuation

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. The expected term used for warrants and options issued to non-employees is the contractual life and the expected term used for options issued to employees and directors is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry blended with the Company’s historical volatility. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

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

The Company considers cash and cash equivalents, investments held in marketable securities, accounts receivable, accounts payable and warrant liabilities to meet the definition of financial instruments. As of December 31, 2024 and 2023, the carrying amount of cash and cash equivalents, investments held in marketable securities, accounts receivable, and accounts payable approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The warrant liabilities are measured at fair value (see Note 9 – Fair Value Measurement for additional details).

During the years ended December 31, 2024 and 2023, the Company recognized aggregate dividend and interest income of $623,801 and $569,068 respectively, on its marketable securities, which was included within other income on its consolidated statements of operations.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding options and warrants are considered potential common stock. The Company has 1,201,580 shares held in abeyance included in basic loss per share given that they are issuable for no additional consideration (see Note 6 – Stockholders’ Equity for additional details). The dilutive effect, if any, of stock options and warrants are calculated using the treasury stock method. All outstanding convertible preferred stock is considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, options, warrants, restricted stock units (“RSUs”) and convertible preferred stock have been excluded from the Company’s computation of diluted net loss per common share for the years ended December 31, 2024 and 2023.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise or conversion price could be less than the average market price of the common shares:

	For the Years Ended
	December 31,
	2024	2023
Stock options	3,263,467	1,466,892
Warrants	3,951,634	4,791,019
Unvested RSUs	-	97,827
Convertible Preferred Stock	1,398,158	1,398,158
	8,613,259	7,753,896

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Improvements to Reportable Segments Disclosures (Topic 280)” (“ASU 2023-07”), which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on both an annual and interim basis. The guidance becomes effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this accounting standard on a retrospective basis did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). The amendments in ASU 2023-09 are designed to enhance the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2024	2023

Medical equipment	$352,133	$352,133
Furniture and fixtures	123,486	123,486
Computer software and equipment	136,205	136,205
Office equipment	18,779	18,779
Manufacturing equipment	501,421	395,232
Leasehold improvements	342,048	342,048
	1,474,072	1,367,883
Less: accumulated depreciation	(1,111,136)	(1,011,828)
Property and equipment, net	$362,936	$356,055

Total depreciation expense for the years ended December 31, 2024 and 2023 was $99,309 and $75,989, respectively. Depreciation expense is reflected in general and administrative expenses and research and development expenses in the consolidated statements of operations.

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

Intangible assets consist of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization	Total
Balance as of January 1, 2023	$3,676	$1,593,530	$(793,768)	$803,438
Amortization expense	-	-	(89,746)	(89,746)
Balance as of December 31, 2023	3,676	1,593,530	(883,514)	713,692
Amortization expense	-	-	(89,747)	(89,747)
Balance as of December 31, 2024	$3,676	$1,593,530	$(973,261)	$623,945
Weighted average remaining amortization period at December 31, 2024 (in years)	-	10.3

Amortization of intangible assets consists of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization
Balance as of January 1, 2023	$3,676	$790,092	$793,768
Amortization expense	-	89,746	89,746
Balance as of December 31, 2023	3,676	879,838	883,514
Amortization expense	-	89,747	89,747
Balance as of December 31, 2024	$3,676	$969,585	$973,261

Amortization expense for the next five years is as follows:

For the Years Ending December 31,	Total
2025	$89,746
2026	89,746
2027	89,746
2028	89,746
2029	89,746
$448,730

NOTE 5 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of:

	December 31,
	2024	2023
Accrued bonuses	$704,000	$638,000
Accrued general and administrative expenses	40,485	73,686
Total accrued expenses and other current liabilities	$744,485	$711,686

Note 6 - STOCKHOLDERS’ EQUITY

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

On April 4, 2023, Auctus converted 120,000 shares of Series B into 120,000 shares of Common Stock. As of December 31, 2024, the number of shares of Series B remaining outstanding after giving effect to such conversion was 1,398,158.

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

On July 23, 2024, the Company’s Board of Directors approved an amendment to the Company’s 2021 Plan to increase the number of shares of common stock authorized to be issued under the 2021 Plan from 3,850,000 to 6,850,000. Such amendment was approved by the Company’s stockholders on September 19, 2024.

Compensatory Common Stock Issuance

During the year ended December 31, 2023, the Company issued 1,442 shares of immediately vested common stock with a value of $7,500 to a consultant for services rendered.

Sales of Common Stock

In April 2023, the Company entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”) under which the Company had the ability to issue and sell shares of its Common Stock, from time to time, through JonesTrading, up to an aggregate offering price of approximately $6,109,000 in what is commonly referred to as an “at-the-market” (“ATM”) program. During the year ended December 31, 2023, the Company sold 132,827 shares of its Common Stock at a weighted average price of $4.68 per share and raised $494,782 in net proceeds under the JonesTrading ATM program. In November 2024, in connection with the ATM program with Rodman & Renshaw LLC (“Rodman”) discussed below, the Company terminated the Capital on Demand Sales Agreement with JonesTrading.

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

In November 2024, the Company entered into an At The Market Offering Agreement with Rodman, under which the Company currently has the ability to issue and sell shares of its Common Stock, from time to time, through Rodman, up to an aggregate offering price of approximately $3,614,000 in an ATM program. See Note 10 - Subsequent Events – Common Stock Sales.

Warrant Exercise and Issuance

On February 6, 2024, the Company entered into agreements with certain holders of its existing warrants exercisable for an aggregate of 3,351,580 shares of its Common Stock (collectively, the “Existing Warrants”), to exercise their warrants at a reduced exercise price of $2.33 per share, in exchange for the issuance of new warrants (the “New Warrants”) as described below (the “Warrant Exercise and Issuance”). The aggregate gross proceeds from the exercise of the Existing Warrants and the payment of the New Warrants, as described below, was approximately $8.1 million, before deducting cash issuance costs in the amount of $595,364. The reduction of the exercise price of the Existing Warrants and the issuance of the New Warrants was structured as an at-market transaction under Nasdaq rules. Of the 3,351,580 shares of Common Stock issuable upon the exercise of the Existing Warrants, through December 31, 2024, the Company had issued an aggregate of 2,150,000 shares of Common Stock. The remaining 1,201,580 shares of Common Stock, which are issuable to Auctus Fund, LLC (“Auctus”), are being held in abeyance due to Auctus’ maximum beneficial ownership limitation (the “Abeyance Shares”). Such Abeyance Shares have been fully paid for and are issuable upon notice from Auctus to the Company.

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

In connection with the transaction described above, the Company entered into a financial advisory services agreement, dated February 5, 2024, with Roth Capital Partners, LLC (“Roth”), pursuant to which the Company has paid Roth a cash fee of approximately $528,000 for its services, in addition to reimbursement for certain expense. During the year ended December 31, 2024, the Company incurred an aggregate of $595,364 of cash issuance costs related to the Warrant Exercise and Issuance.

Prior to the Warrant Exercise and Issuance, the Existing Warrants were classified as derivative liabilities. Additionally, the Company analyzed the form of the New Warrants and determined that they should be classified as derivative liabilities in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. Under the New Warrants, the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the New Warrants and not result in a change of control of the Company. As a result, such New Warrants do not meet the criteria for equity treatment. Additionally, certain New Warrants contain adjustments to the settlement amount based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40 and, accordingly, such New Warrants are not considered indexed to the Company’s own stock and are not eligible for an exception from derivative accounting. See Note 9– Fair Value Measurement for details regarding the valuation of the Existing Warrants and New Warrants.

The Company determined the Warrant Exercise and Issuance to be an exchange by investors of Existing Warrants with an aggregate fair value of $1,115,334 along with aggregate cash consideration of $8,123,392 (consisting of $7,809,181 paid to exercise the Existing Warrants and $314,211 paid for the New Warrants) for an aggregate of 3,351,580 shares of common stock with an aggregate fair value of $4,742,244, New Warrants with an aggregate fair value of $2,189,420 and aggregate cash issuance costs of $595,364 and, accordingly, the Company recorded a gain on exchange of warrants of $1,711,698 during the year ended December 31, 2024.

Warrant Activity Summary

A summary of the warrant activity during the year ended December 31, 2024 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Warrants	Price	In Years
Outstanding, January 1, 2024	4,791,019	$10.57
Granted	2,513,686	2.43
Exercised	(3,351,580)	2.33
Expired	(1,491)	1,770
Outstanding, December 31, 2024	3,951,634	$5.22	3.30

Exercisable, December 31, 2024	3,951,634	$5.22	3.30

The weighted average estimated fair value of the warrants granted during the year ended December 31, 2024 was $0.87 per warrant. See Note 9 – Fair Value Measurement – for details regarding the fair value estimates of the Warrants that are classified as derivative liabilities. The Company did not issue any warrants during the year ended December 31, 2023.

The following table presents information related to stock warrants at December 31, 2024:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$2.43	2,513,686	4.1	2,513,686
$2.92	51,370	2.9	51,370
$10.00	1,150,358	1.9	1,150,358
$12.00	235,970	1.9	235,970
$60.00	250	0.0	250
	3,951,634		3,951,634

Stock Options

A summary of the option activity during the year ended December 31, 2024 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2024	1,466,892	$4.11
Granted	1,934,716	1.45
Exercised	-	-
Forfeited	(138,141)	1.76
Outstanding, December 31, 2024	3,263,467	$2.63	7.5	$-
Exercisable, December 31, 2024	2,499,132	$2.95	7.1	$-

The weighted average grant date fair value of the stock options granted during the years ended December 31, 2024 and 2023 was $1.45 and $3.00, respectively.

The following table presents information related to stock options at December 31, 2024:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$1.45	1,825,067	8.1	1,138,579
$2.91	626,215	6.7	548,368
$5.08	812,185	5.9	812,185
	3,263,467		2,499,132

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2024	2023
Risk free interest rate	4.14 - 4.30%	4.22%
Expected term (years)	2.77 - 5.38	3.5
Expected volatility	101 - 102%	175.00%
Expected dividends	0.00%	0.00%

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

A summary of the unvested RSUs as of December 31, 2024 is as follows:

Number of Shares
Non-vested at January 1, 2024	97,827
Granted	-
Vested	(97,827)
Forfeited	-
Non-vested at December 31, 2024	-

Stock-Based Compensation Expense

The following table presents information related to stock-based compensation expense:

	For the Years Ended December 31,		Unrecognized at December 31,	Weighted Average Remaining Amortization Period
	2024	2023	2024	(Years)
General and administrative	$2,812,566	$7,782,967	$774,470	0.95
Total	$2,812,566	$7,782,967	$774,470	0.95

NOTE 7 - INCOME TAXES

The Company identified its federal and New York tax returns as its “major” tax jurisdictions. The Company is no longer subject to income tax income examinations by these tax authorities for taxable years ended December 31, 2020, and prior. The Company reviewed the prior New York state income tax filings and concluded that the prior year return will be amended to change the apportionment from zero to 100%. The Company believes its income tax filing positions and deductions will be sustained on audit, and it does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no liabilities for uncertain tax positions have been recorded.

At December 31, 2024, the Company had approximately $68,200,000 and $51,800,000, respectively, of federal and state net operating losses that may be available to offset future taxable income. As a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), certain future carryforwards do not expire. At December 31, 2024, approximately $7,800,000 of federal net operating losses will expire from 2030 to 2038 and approximately $60,400,000 have no expiration but are subject to a utilization limit equal to 80% of current taxable income. The state net operating losses have a 20 year carryforward period and will begin to expire beginning 2035.

In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carryforwards are subject to annual limitations due to several greater than 50% ownership changes.

The Company has not performed a formal analysis for the year ended December 31, 2024, but it believes its ability to use such net operating losses and tax credit carryforwards in the future is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which will significantly impact its ability to realize these deferred tax assets.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2024. For the period ended December 31, 2024, the Company has recorded a full valuation allowance against the gross deferred tax asset balance as management believes that it is more likely than not that the results of operations will not generate sufficient taxable income to realize any of the deferred tax assets.

As of the date of this filing, the Company has not filed its 2024 federal and state corporate income tax returns. The Company expects to file these documents as soon as practicable.

The Company’s net deferred tax assets, liabilities and valuation allowance as of December 31, 2024 and 2023 are summarized as follows:

	December 31,
	2024	2023
Deferred Tax Assets:
Net operating loss carryforwards	$18,004,100	$14,311,000
Stock-based compensation	8,695,100	15,788,000
Research and development costs	2,694,200	1,676,000
Research and development credits	330,000	330,000
Right-of-use assets	-	25,000
Other	600	4,000
Total Deferred Tax Assets	29,724,000	32,134,000

Deferred Tax Liabilities:
Depreciation	(153,200)	(122,000)
Intangible assets	(41,700)	(47,000)
Lease liability	-	(39,000)
Other	(95,000)	(86,000)
Total Deferred Tax Liabilities	(289,900)	(294,000)

Net Deferred Tax Asset	29,434,100	31,840,000
Less: valuation allowance	$(29,434,100)	$(31,840,000)
Deferred Tax Asset, Net of Valuation Allowance	$-	$-
Change in valuation allowance	$2,405,900	$(4,064,000)

The income tax provision (benefit) as of December 31, 2024 and 2023 consists of the following:

	December 31,
	2024	2023

Federal:
Current	$-	$-
Deferred	3,567,000	(3,090,000)

State & Local:
Current	-	-
Deferred	(1,161,100)	(974,000)
	2,405,900	(4,064,000)
Change in valuation allowance	(2,405,900)	4,064,000
Income tax provision (benefit)	$-	$-

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the years ended December 31, 2024 and 2023 is as follows:

	December 31,
	2024	2023

Federal statutory rate	21.0%	21.0%
State tax, net of valuation allowance	0.0%	1.7%
Permanent differences	1.0%	7.2%
Tax return to provision adjustment	0.4%	-0.2%
Change in federal valuation allowance	39.7%	-29.7%
Adjustment for stock-based compensation	-62.1%	-%
	0.0%	0.0%

NOTE 8 – LEASES

The Company is a party to a lease for 6,800 square feet of space located in Melville, New York (the “Melville Lease”) with respect to its corporate and laboratory operations. The Melville Lease was scheduled to expire in March 2020 (subject to extension at the option of the Company for a period of five years) and provided for an annual base rental during the initial term ranging between $132,600 and $149,260. In June 2019, the Company exercised its option to extend the Melville Lease and entered into a lease amendment with the lessor whereby the five-year extension term commenced on January 1, 2020 with annual base rent ranging between $153,748 and $173,060. The lease expired on December 31, 2024 and the Company is currently leasing the premises on a month-to-month basis.

When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at August 1, 2019. The weighted average incremental borrowing rate applied was 12%.

The following table presents net lease cost and other supplemental lease information:

	For the Years Ended
	December 31,
	2024	2023
Lease Costs
Operating lease cost (cost resulting from lease payments)	$173,060	$168,028
Net lease costs	$173,060	$168,028
Operating lease - operating cash flows (fixed payments)	$173,060	$168,028
Operating lease - operating cash flows (liability reduction)	$162,317	$139,328
Non-current leases - right of use assets	$-	$151,447
Current liabilities - operating lease liabilities	$-	$162,317
Non-current liabilities - operating lease liabilities	$-	$-

There are no future minimum payments under non-cancelable leases following the year ended December 31, 2024.

NOTE 9 – FAIR VALUE MEASUREMENT

The Company accounts for the Warrants as liabilities in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. For certain Warrants, the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the Warrants and not result in a change of control of the Company. As a result, such Warrants do not meet the criteria for equity treatment and the Warrants must be recorded as a derivative liability. Additionally, certain other Warrants contain adjustments to the settlement amount based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40 and, accordingly, such Warrants are not considered indexed to the Company’s own stock and are not eligible for an exception from derivative accounting.

On February 8, 2024, in connection with the Warrant Exercise and Issuance, the Company estimated the aggregate fair value of the Existing Warrants (see Note 6- Stockholders’ Equity for details) to be $1,115,334 using the Black-Scholes option pricing model (Level 3 inputs). The following table shows the detail of the valuation assumptions used:

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

On December 31, 2024 and 2023, the Company estimated the aggregate fair value of the warrants classified as derivative liabilities to purchase an aggregate of 3,900,014 and 4,737,908 shares of common stock, respectively, to be $2,520,851 and $1,543,953, respectively, using the Black-Scholes option pricing model (Level 3 inputs) using the following assumptions:

	December 31,
	2024	2023
Risk free interest rate	4.12% - 4.34%	4.04%
Expected term (years)	1.86 - 4.11	2.86
Expected volatility	97% - 110%	87.00%
Expected dividends	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 liabilities that are measured at fair value on a recurring basis during the years ended December 31, 2024 and 2023:

Balance, January 1, 2023	$5,541,733
Change in fair value of derivative liability	(3,997,780)
Balance, January 1, 2024	1,543,953
Issuance of warrants	2,189,420
Exercise of warrants	(1,115,334)
Change in fair value of warrant liability	(97,188)
Balance, December 31, 2024	$2,520,851

Assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements at reporting date using:
	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Fair Value
Assets:
Marketable securities as of December 31, 2024	$10,184,701	$-	$-	$10,184,701
Marketable securities as of December 31, 2023	$10,181,618	$-	$-	$10,181,618

Liabilities:
Warrant liabilities as of December 31, 2024	$-	$-	$2,520,851	$2,520,851
Warrant liabilities as of December 31, 2023	$-	$-	$1,543,953	$1,543,953

NOTE 10 - SUBSEQUENT EVENTS

Common Stock Sales

Subsequent to the year ended December 31, 2024, the Company sold 492,000 shares of its common stock under the Rodman ATM program with a weighted-average gross price of approximately $2.20 per share and raised approximately $1,084,000 of gross proceeds. The total commissions and related legal and accounting fees were approximately $178,000 and the Company received net proceeds of approximately $906,000.

Option Grants

Subsequent to December 31, 2024, the Company granted options to purchase an aggregate 2,152,908 shares of the Company’s common stock at an exercise price of $2.46 per share to employees, the Company’s board of directors and a member of the Company’s scientific advisory board. The options had an aggregate grant date fair value of $4,044,250 and vest as follows: (i) options to purchase an aggregate 323,459 shares of common stock vest monthly over one year, and (ii) options to purchase an aggregate of 1,829,449 shares of common stock vest 50% immediately with the remainder vesting quarterly over two years commencing one year from the date of grant. The Company will recognize the grant date fair value of the options proportionate to the vesting period.

Common Stock Issuance

Subsequent to the year ended December 31, 2024, the Company issued 63,525 shares of common stock to Auctus Fund, LLC in partial satisfaction of shares held by abeyance.

