Form 10-Q
period 2025-03-31
BioRestorative Therapies, Inc.
filed 2025-05-14
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 13, 2025 there were 7,504,780 shares of the registrant’s Common Stock outstanding.

BIORESTORATIVE THERAPIES, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIORESTORATIVE THERAPIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$1,228,789	$547,890
Investments held in marketable securities	7,884,132	10,184,701
Accounts receivable	25,000	188,400
Prepaid expenses and other current assets	217,400	223,230
Total Current Assets	9,355,321	11,144,221
Deferred offering costs	-	148,697
Property and equipment, net	369,992	362,936
Intangible assets, net	601,508	623,945
Total Assets	$10,326,821	$12,279,799

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$599,500	$483,070
Accrued expenses and other current liabilities	277,610	744,485
Deferred revenue	150,000	-
Warrant liabilities	3,154,970	2,520,851

Total Current Liabilities	4,182,080	3,748,406
Total Liabilities	4,182,080	3,748,406

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; Series B Convertible Preferred Stock; 1,543,158 shares designated, 1,398,158 shares issued and outstanding at March 31, 2025 and December 31, 2024	13,982	13,982
Common stock, $0.0001 par value; 75,000,000 shares authorized; 7,504,780 and 6,919,919 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	750	692
Additional paid-in capital	167,148,523	164,195,434
Accumulated deficit	(161,018,514)	(155,678,715)

Total Stockholders’ Equity	6,144,741	8,531,393

Total Liabilities and Stockholders’ Equity	$10,326,821	$12,279,799

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

Revenues	$25,000	$35,000
Cost of goods sold	2,909	-
Gross profit	22,091	35,000

Operating Expenses:
Research and development	1,714,327	1,058,131
General and administrative	3,115,298	3,086,121
Total Operating Expenses	4,829,625	4,144,252
Loss From Operations	(4,807,534)	(4,109,252)
Other (Expense) Income:
Interest income	99,966	162,597
Other income	1,888	149,021
Gain on exchange of warrants	-	1,711,698
Change in fair value of warrant liabilities	(634,119)	(137,319)
Total Other (Expense) Income	(532,265)	1,885,997
Net Loss	$(5,339,799)	$(2,223,255)

Net Loss Per Share - Basic and Diluted	$(0.64)	$(0.33)

Weighted Average Common Shares Outstanding - Basic and Diluted	8,357,143	6,671,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	For the Three Months Ended March 31, 2025
	Series B Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2025	1,398,158	$13,982	6,919,919	$692	$164,195,434	$(155,678,715)	$8,531,393
Exercise of stock options	-	-	29,249	3	42,408	-	42,411
Issuance and sale of common stock, net of issuance costs [1]	-	-	492,087	49	901,561	-	901,610
Common stock issued in connection with abeyance shares	-	-	63,525	6	(6)	-	-
Stock-based compensation:
Options	-	-	-	-	2,009,126	-	2,009,126
Net loss	-	-	-	-	-	(5,339,799)	(5,339,799)
Balance - March 31, 2025	1,398,158	$13,982	7,504,780	$750	$167,148,523	$(161,018,514)	$6,144,741

	For the Three Months Ended March 31, 2024
	Series B Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2024	1,398,158	$13,982	4,706,917	$471	$156,689,256	$(146,699,334)	$10,004,375
Common stock issued in connection with warrant exchange [2]	-	-	2,000,000	200	4,742,043		4,742,243
Return and cancellation of shares in lieu of payroll tax withholding	-	-	(34,825)	(4)	(48,406)	-	(48,410)
Stock-based compensation:
Restricted share units	-	-	97,827	10	985,028	-	985,038
Options	-	-	-	-	1,043,336	-	1,043,336
Net loss	-	-	-	-	-	(2,223,255)	(2,223,255)
Balance - March 31, 2024	1,398,158	$13,982	6,769,919	$677	$163,411,257	$(148,922,589)	$14,503,327

[1]	Represents the gross proceeds of $1,083,915, less issuance costs of $182,305, resulting in net proceeds of $901,610. See Note 4 - Stockholders’ Equity - ATM Sales for additional details.

[2]	Represents the aggregate fair value of 3,351,580 shares of common stock, which includes 2,000,000 shares that were issued at the time of the warrant exchange and 1,351,580 shares that were held in abeyance at the time of the warrant exchange. See Note 4 - Stockholders’ Equity - Warrant Exercise and Issuance and Note 6 - Fair Value Measurement for additional details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

Cash Flows From Operating Activities:
Net loss	$(5,339,799)	$(2,223,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,781	42,713
Dividend and interest income	(102,799)	(151,596)
Stock-based compensation	2,009,126	2,028,374
Non-cash lease expense	-	36,062
Gain on exchange of warrants	-	(1,711,698)
Change in fair value of warrant liabilities	634,119	137,319
Changes in operating assets and liabilities:
Accounts receivable	163,400	(15,700)
Prepaid expenses and other current assets	5,830	(60,142)
Accounts payable	116,431	41,513
Accrued expenses and other current liabilities	(466,875)	(402,589)
Deferred revenue	150,000	-
Lease liability	-	(38,781)

Net Cash Used In Operating Activities	(2,778,786)	(2,317,780)

Cash Flows From Investing Activities:
Sale of marketable securities	3,456,535	5,800,000
Purchase of marketable securities	(1,053,168)	(10,728,006)
Purchases of equipment	(36,400)	-

Net Cash Provided By (Used In) Investing Activities	2,366,967	(4,928,006)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock in at-the-market offering	1,083,915	-
Payment of issuance costs	(33,608)	-
Exercise of stock options	42,411	-
Proceeds from exchange and issuance of warrants, net	-	7,528,027
Deferred offering costs	-	(9,538)

Net Cash Provided By Financing Activities	1,092,718	7,518,489

Net Increase In Cash and Cash Equivalents	680,899	272,703

Cash and Cash Equivalents - Beginning of the Period	547,890	884,377

Cash and Cash Equivalents - End of the Period	$1,228,789	$1,157,080

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Accrued purchases of equipment	$-	$29,246
Return and cancellation of shares in lieu of payroll tax withholding	$-	$48,410
Issuance of common stock held in abeyance	$6	$-
Reclassification of deferred offering costs	$148,697	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The December 31, 2024 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by U.S. GAAP. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2025 and for the three months then ended. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2025 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2024 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on March 28, 2025 (the “Form 10-K”).

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. For the three months ended March 31, 2025, the Company had a net loss of $5.3 million, and negative cash flows from operations of $2.8 million, and as of March 31, 2025, the Company had working capital of $5.2 million. The Company anticipates that it will continue to incur net losses and negative cash flows from operations as it executes its development plans during 2025 and beyond, as well as other potential strategic and business development initiatives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months after the issuance date of these financial statements.

The Company has previously funded, and plans to continue funding, these losses primarily through current cash on hand, investments in marketable securities and additional infusions of cash from equity and debt financing. During the three months ended March 31, 2025, the Company sold 492,087 shares of its common stock under its at-the-market offering agreement (the “2024 ATM”) with Rodman & Renshaw LLC (“Rodman”) and raised approximately $1.1 million of gross proceeds.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution. The Company maintains deposits in its accounts that hold cash and cash equivalents in excess of the Federal Depository Insurance Corporation (“FDIC”) coverage of $250,000 per banking institution. The Company had deposits in excess of FDIC coverage of $938,244 and $252,801 as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, the Company has not experienced losses on this account.

Investments Held in Marketable Securities

As of March 31, 2025 and December 31, 2024, investments held in marketable securities consists of U.S. Treasury securities held in a trust account. The Company’s investments held in the trust account are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income in the accompanying unaudited condensed consolidated statements of operations.

Customer and Revenue Concentrations

All of the Company’s contract service revenue is derived from one customer. Additionally, all of the Company’s product sales revenue is derived from one customer.

Accounts Receivable

Accounts receivable are carried at their contractual amounts, less an estimate for credit losses. As of March 31, 2025 and December 31, 2024, no allowances for credit losses were determined to be necessary. Management estimates the allowance for credit losses based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted.

Deferred Contract Costs

The Company defers costs associated with fulfilling its contracts if those costs meet all of the following criteria: (i) the costs relate directly to a contract, (ii) the costs generate or enhance resources of the Company that will be used in satisfying performance obligations in the future, and (iii) the costs are expected to be recovered. Deferred contract costs are recognized as cost of revenues in the period when the related revenue is recognized. Deferred contract costs consist of consumables and labor costs and are included in prepaid and other current assets in the unaudited condensed consolidated balance sheets. The Company had $15,753 and $10,250 deferred contract costs as of March 31, 2025 and December 31, 2024, respectively.

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct, incremental professional fees incurred in connection with a financing, are capitalized as non-current assets on the balance sheet. Upon consummation of a financing, the deferred offering costs would be offset against the offering proceeds. If the completion of a contemplated financing was no longer probable, the related deferred offering costs would be charged to general and administrative expense in the unaudited condensed consolidated financial statements.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

The Company considers cash and cash equivalents, investments held in marketable securities, accounts receivable, accounts payable and warrant liabilities to meet the definition of financial instruments. As of March 31, 2025 and December 31, 2024, the carrying amount of cash and cash equivalents, investments held in marketable securities, accounts receivable, and accounts payable approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The warrant liabilities are measured at fair value (see Note 6 – Fair Value Measurement for additional details).

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

The Company recognizes bill-and-hold revenue from its sale of cosmetic vials warehoused at a Company location for a specified period of time in accordance with directions received from the Company’s customer. Even though the vials are held at a Company location, a sale is recognized at the point in time when the customer obtains control of the product. Control is transferred to the customer in a bill-and-hold arrangement when: (i) customer acceptance specifications have been met, (ii) legal title has transferred, (iii) the customer has a present obligation to pay for the product and (iv) the risks and rewards of ownership have transferred to the customer. Additionally, all the following bill-and-hold criteria have to be met in order for control to be transferred to the customer:

●	the reason for the bill-and-hold arrangement is substantive
●	the customer has requested the product be warehoused
●	the product has been identified as separately belonging to the customer
●	the product is currently ready for physical transfer to the customer
●	the Company does not have the ability to use the product or direct it to another customer.

The following table summarizes the Company’s revenue recognized in its unaudited condensed consolidated statements of operations:

	For the Three Months Ended
	March 31,
	2025	2024
Product revenue	$-	$-
Royalty revenue	25,000	35,000
	$25,000	$35,000

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding options and warrants are considered potential common stock. For the three months ended March 31, 2025 and 2024, the Company had 1,138,055 and 1,351,580 shares, respectively, held in abeyance included in basic loss per share given that they are issuable for no additional consideration (see Note 4 – Stockholders’ Equity for additional details). The dilutive effect, if any, of stock options and warrants are calculated using the treasury stock method. All outstanding convertible preferred stock is considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, options, warrants, restricted stock units (“RSUs”) and convertible preferred stock have been excluded from the Company’s computation of diluted net loss per common share for the three months ended March 31, 2025 and 2024.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise or conversion price could be less than the average market price of the common shares:

	For the Three Months Ended
	March 31,
	2025	2024
Stock options	5,237,973	3,401,608
Warrants	3,951,384	3,952,840
Convertible Preferred Stock	1,398,158	1,398,158
	10,587,515	8,752,606

Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company has one operating and reporting segment (BioRestorative Therapies, Inc.) which develops therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells. The Company’s Chief Executive Officer serves as the CODM and reviews financial information presented on a consolidated basis to make operational decisions and evaluate financial performance. The CODM reviews profit and loss information on a consolidated basis, as presented in the statement of operations. Disaggregated expense data beyond what is included in the unaudited condensed consolidated statements of operations is not provided to the CODM. Since the Company’s operations consist of a single reporting segment, the segment assets are presented on the accompanying unaudited condensed consolidated balance sheets as total assets.

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

NOTE 3 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of:

	March 31 ,	December 31,
	2025	2024
Accrued bonuses	$179,625	$704,000
Accrued general and administrative expenses	97,985	40,485
Total accrued expenses and other current liabilities	$277,610	$744,485

NOTE 4 - STOCKHOLDERS’ EQUITY

Warrant Exercise and Issuance

On February 6, 2024, the Company entered into agreements with certain holders of its existing warrants exercisable for an aggregate of 3,351,580 shares of its Common Stock (collectively, the “Existing Warrants”), to exercise their warrants at a reduced exercise price of $2.33 per share, in exchange for the issuance of new warrants (the “New Warrants”) as described below (the “Warrant Exercise and Issuance”). The aggregate gross proceeds from the exercise of the Existing Warrants and the payment of the New Warrants, as described below, was approximately $8.1 million, before deducting cash issuance costs in the amount of $595,364. The reduction of the exercise price of the Existing Warrants and the issuance of the New Warrants was structured as an at-market transaction under Nasdaq rules. Of the 3,351,580 shares of Common Stock underlying the Existing Warrants, 1,201,580 shares issuable to Auctus Fund, LLC (“Auctus”) were held in abeyance as of December 31, 2024, due to Auctus’ maximum beneficial ownership limitation (the “Abeyance Shares”). On March 20, 2025, the Company issued 63,525 of these shares, reducing the remaining Abeyance Shares to 1,138,055. As of March 31, 2025, the Company had issued an aggregate of 2,213,525 shares of Common Stock. Such Abeyance Shares have been fully paid for and are issuable upon notice from Auctus to the Company.

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

Prior to the Warrant Exercise and Issuance, the Existing Warrants were classified as derivative liabilities. Additionally, the Company analyzed the form of the New Warrants and determined that they should be classified as derivative liabilities in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. Under the New Warrants, the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the New Warrants and not result in a change of control of the Company. As a result, such New Warrants do not meet the criteria for equity treatment. Additionally, certain New Warrants contain adjustments to the settlement amount based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40 and, accordingly, such New Warrants are not considered indexed to the Company’s own stock and are not eligible for an exception from derivative accounting. See Note 6 – Fair Value Measurement for details regarding the valuation of warrants accounted for as derivative liabilities.

Warrants

See Note 6 – Fair Value of Financial Instruments for details regarding the valuation of warrants accounted for as derivative liabilities.

A summary of the Company’s warrant activity and related information follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Warrants	Price	In Years
Outstanding, January 1, 2025	3,951,634	$5.22
Expired	(250)	60.00
Outstanding, March 31, 2025	3,951,384	$5.21	3.05

Exercisable, March 31, 2025	3,951,384	$5.21	3.05

Stock Options

On February 14, 2025, the Company granted options to purchase an aggregate 2,152,908 shares of the Company’s Common Stock at an exercise price of $2.46 per share to employees, the Company’s board of directors and a member of the Company’s Scientific Advisory Board. The options had an aggregate grant date fair value of $4,044,250 and vest as follows: (i) options to purchase an aggregate 323,459 shares of common stock vest monthly over one year, and (ii) options to purchase an aggregate of 1,829,449 shares of common stock vest to the extent of 50% immediately with the remainder vesting quarterly over two years commencing one year from the date of grant. The Company will recognize the grant date fair value of the options proportionate to the vesting period.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Three Months Ended
	March 31,
	2025	2024
Risk free interest rate	4.31 - 4.40%	4.14 - 4.30%
Expected term (years)	2.77 - 5.38	2.77 - 5.27
Expected volatility	98.65 - 99.10%	101 - 102%
Expected dividends	0.00%	0.00%

Options granted during the three months ended March 31, 2025 and 2024 had a weighted average grant date fair value per share of $1.88 and $1.11 per share, respectively.

A summary of the stock option activity during the three months ended March 31, 2025 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2025	3,263,467	$2.63
Granted	2,152,908	2.46
Exercised	(29,249)	1.45
Forfeited	(149,153)	2.23
Outstanding, March 31, 2025	5,237,973	$2.58	8.3	$566,088

Exercisable, March 31, 2025	3,442,595	$2.79	7.6	$392,584

Stock-Based Compensation Expense

The following table presents information related to stock-based compensation expense:

	For the Three Months Ended		Unrecognized at	Weighted Average Remaining Amortization
	March 31,		March 31,	Period
	2025	2024	2025	(Years)
General and administrative	$2,009,126	$2,028,374	$2,713,002	2.09
Total	$2,009,126	$2,028,374	$2,713,002	2.09

The following table presents stock-based compensation by award type:

	For the Three Months Ended
	March 31,
	2025	2024
Options	$2,009,126	$1,043,336
RSUs	-	985,038
Total	$2,009,126	$2,028,374

ATM Sales

During February 2025, the Company sold 492,087 shares of its common stock under the 2024 ATM program with a weighted-average gross price of approximately $2.20 per share and raised $1,083,915 of gross proceeds. During the three months ended March 31, 2025, the total commissions and related legal and accounting fees incurred were $33,608 and the Company received net proceeds of $1,050,307. During the three months ended March 31, 2025, the Company reclassified previously capitalized deferred offering costs of $148,697 to additional paid-in capital.

Common Stock Issuances

During the three months ended March 31, 2025, the Company issued 63,525 shares of common stock to Auctus Fund, LLC in partial satisfaction of shares held by abeyance.

During the three months ended March 31, 2025, the Company issued 29,249 shares of common stock related to the exercise of an option at an exercise price of $1.45 per share, which resulted in gross cash proceeds to the Company of $42,411.

NOTE 5 – LEASES

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

NOTE 6 – FAIR VALUE MEASUREMENT

On March 31, 2025, the Company estimated the aggregate fair value of warrants that are accounted for as warrant liabilities to be $3,154,970 using the Black-Scholes option price model (Level 3 inputs) and, accordingly, recognized a loss on the change in fair value of these warrant liabilities of $634,119 during the three months ended March 31, 2025. The following table shows the detail of the valuation assumptions used:

March 31, 2025
Risk free interest rate	3.91%-3.96%
Expected term (years)	1.61 - 3.86
Expected volatility	98% - 103%
Expected dividends	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 liabilities that are measured at fair value on a recurring basis during the three months ended March 31, 2025:

Balance, January 1, 2025	$2,520,851
Change in fair value of warrant liability	634,119
Balance, March 31, 2025	$3,154,970

Assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements at reporting date using:
	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Fair Value
Assets:
Marketable securities as of March 31, 2025	$7,884,132	$-	$-	$7,884,132
Marketable securities as of December 31, 2024	$10,184,701	$-	$-	$10,184,701

Liabilities:
Warrant liabilities as of March 31, 2025	$-	$-	$3,154,970	$3,154,970
Warrant liabilities as of December 31, 2024	$-	$-	$2,520,851	$2,520,851

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which was filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2025.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 28, 2025, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

●	our ability to obtain financing needed to complete our clinical trials and implement our business plan;
●	our ability to successfully develop and commercialize BRTX-100, our lead product candidate for the treatment of chronic lumbar disc disease, as well as our metabolic ThermoStem Program and commercial biocosmeceuticals platform;
●	our ability to protect our proprietary rights;
●	our ability to achieve and sustain profitability of the existing lines of business;
●	our ability to attract and retain world-class research and development talent;
●	our ability to attract and retain key science, technology and management personnel and to expand our management team;
●	the accuracy of estimates regarding expenses, future revenue, capital requirements, profitability, and needs for additional financing;
●	business interruptions resulting from geo-political actions, including war and terrorism or disease outbreaks;
●	our ability to attract and retain customers;
●	our ability to navigate through the increasingly complex therapeutic regulatory environment;
●	our ability to successfully engage in any new business lines that we pursue; and
●	risks related to the restatement of our previously issued financial statements.

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

As of March 31, 2025, our accumulated deficit was $161,018,514. We have historically only generated a modest amount of revenue, and our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

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

We are also developing our ThermoStem Program. This pre-clinical program involves the use of brown adipose (fat) in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies. United States patents related to the ThermoStem Program were issued in September 2015, January 2019, March 2020, March 2021, July 2021, June 2023 and December 2023; Australian patents related to the ThermoStem Program were issued in April 2017, October 2019, and August 2021; Japanese patents related to the ThermoStem Program were issued in December 2017, June 2021, February 2022, June 2023, and July 2024; Israeli patents related to our ThermoStem Program were issued in October 2019, May 2020, March 2022, and March 2025; European patents related to the ThermoStem Program were issued in April 2020, January 2021, July 2023, and March 2025.

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

Revenue

We derive revenue pursuant to a license agreement with a stem cell treatment company (the “SCTC”) entered into in January 2012, as amended in November 2015 and November 2022. Pursuant to the license agreement, the SCTC granted to us an exclusive license to use certain intellectual property related to, among other things, stem cell disc procedures and we have granted to the SCTC a sublicense to use, and the right to sublicense to third parties the right to use, in certain locations in the United States and the Cayman Islands, certain of the licensed intellectual property. In consideration of the sublicenses, the SCTC has agreed to pay us royalties on a per disc procedure basis.

We have also derived product revenue from our five-year exclusive supply agreement with Cartessa entered into in April 2024. We did not derive any such revenue during the three months ended March 31, 2025.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

Our financial results for the three months ended March 31, 2025 are summarized as follows in comparison to the three months ended March 31, 2024:

	For the Three Months Ended
	March 31
	2025	2024
Revenues	$25,000	$35,000
Cost of goods sold	2,909	-
Gross profit	22,091	35,000

Operating Expenses:
Research and development	1,714,327	1,058,131
General and administrative	3,115,298	3,086,121
Total Operating Expenses	4,829,625	4,144,252
Loss From Operations	(4,807,534)	(4,109,252)
Other (Expense) Income:
Interest income	99,966	162,597
Other income	1,888	149,021
Gain on exchange of warrants	-	1,711,698
Change in fair value of warrant liabilities	(634,119)	(137,319)
Total Other (Expense) Income	(532,265)	1,885,997
Net Loss	$(5,339,799)	$(2,223,255)

Revenues

For the three months ended March 31, 2025 and 2024, we generated $25,000 and $35,000, respectively, of royalty revenue in connection with our sublicense agreement with the SCTC. The decrease was primarily due to a decrease in disc procedures.

Research and Development

Research and development expenses include cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended March 31, 2025, research and development expenses increased by $656,196, or 62.0%, as compared to the three months ended March 31, 2024. The increase was primarily the result of an increase in lab supply expense of $577,631 and an increase in recruitment costs for our Phase 2 clinical trial of $68,978. We expect that our research and development expenses will continue to increase in subsequent fiscal periods.

General and Administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and stock-based compensation to employees, as well as corporate expenses such as legal and professional fees, investor relations and occupancy-related expenses. For the three months ended March 31, 2025, general and administrative expenses increased by $29,177, or 0.9%, as compared to the three months ended March 31, 2024, primarily driven by an increase in professional fees of $52,598, partially offset by a decrease in stock-based compensation expense of $19,248 and a decrease in payroll of $3,681.

Interest Income

For the three months ended March 31, 2025, interest income was $99,966, as compared to interest income of $162,597 for the three months ended March 31, 2024. The change was primarily due to a decrease in interest income on the investments held in marketable securities.

Other Income

For the three months ended March 31, 2025, other income was $1,888, as compared to other income of $149,021 for the three months ended March 31, 2024. The change was primarily due to a decrease in dividend income on investments held in marketable securities.

Change in Fair Value of Warrant Liabilities

For the three months ended March 31, 2025 and 2024, we recognized a loss on the change in fair value of warrant liabilities of $634,119 and $137,319, respectively, related to the increase in fair value of warrants that are accounted for as warrant liabilities.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	March 31, 2025	December 31, 2024

Cash and cash equivalents	$1,228,789	$547,890
Investments held in marketable securities	$7,884,132	$10,184,701
Working capital	$5,173,241	$7,395,815

Working capital decreased by $2,222,574 primarily due to $2,778,786 of cash used to fund our operations and the $2,300,569 decrease in marketable securities, offset by $2,366,967 of cash provided by investing activities and the $1,092,718 of cash provided by financing activities.

Availability of Additional Funds

For the three months ended March 31, 2025, we had a net loss of $5.3 million and negative cash flows from operations of $2.8 million, and as of March 31, 2025, we had working capital of $5.2 million. We anticipate that we will continue to incur net losses and negative cash flows from operations as we execute our development plans during 2025 and beyond, as well as other potential strategic and business development initiatives. Based on these conditions, we believe we may not have sufficient cash for at least twelve months after the issuance date of the financial statements included in this Quarterly Report which raises substantial doubt about our ability to continue as a going concern.

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

Cash Flows

During the three months ended March 31, 2025 and 2024, our sources and uses of cash were as follows:

	Three Months Ended March 31,
	2025	2024

Net Cash Used In Operating Activities	$(2,778,786)	$(2,317,780)
Net Cash Provided By (Used In) Investing Activities	$2,366,967	$(4,928,006)
Net Cash Provided By Financing Activities	$1,092,718	$7,518,489
Net Increase in Cash	$680,899	$272,703

Operating Activities

Net cash used in operating activities was $2,778,786 for the three months ended March 31, 2025, primarily due to cash used to fund the net loss of $5,339,799, adjusted for net non-cash expenses of $2,592,227, and $31,214 of cash used in changes in operating assets and liabilities. Net cash used in operating activities was $2,317,780 for the three months ended March 31, 2024, primarily due to cash used to fund the net loss of $2,223,255, adjusted for net non-cash expenses of $381,174, and $475,699 of cash used in changes in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities was $2,366,967 for the three months ended March 31, 2025 primarily due to a sale of marketable securities which provided $3,456,535 of cash, offset by a purchase of marketable securities which used $1,053,168 of cash and a purchase of equipment which used $36,400 of cash. Net cash used in investing activities was $4,928,006 for the three months ended March 31, 2024 primarily due to a purchase of marketable securities which used $10,728,006 of cash, offset by a sale of marketable securities which provided $5,800,000 of cash.

Financing Activities

Net cash provided by financing activities was $1,092,718 for the three months ended March 31, 2025 due to net proceeds of $1,050,307 received in connection with the issuance of common stock for the 2024 ATM offering and $42,411 due to the exercise of stock options, compared to $7,518,489 net cash provided by financing activities for the three months ended March 31, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of March 31, 2025.

Management has completed such evaluation and has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is appropriate to allow timely decisions regarding required disclosures. As a result of the material weaknesses in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of March 31, 2025 were not effective.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weaknesses in our internal control over financial reporting were present as of December 31, 2024 and continued to exist as of March 31, 2025:

●	Lack of adherence to formal policies and procedures;
●	Lack of risk assessment procedures on internal controls to detect financial reporting risks in a timely manner;
●	Lack of design and implementation of effective controls to achieve complete and accurate financial reporting and disclosures, including documented controls over the preparation and review of journal entries, account reconciliations and income taxes; and
●	Lack of design and implementation of effective controls over the accounting for warrants issued in connection with equity financings.

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

Changes in Internal Control Over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting that occurred during our first quarter of 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

An investment in our common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 28, 2025, and the other information contained in that report and in this quarterly report in evaluating the Company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be adversely affected due to any of those risks.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the three months ended March 31, 2025, we did not have any unregistered sales of equity securities.

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

BIORESTORATIVE THERAPIES, INC.

By:	/s/ Lance Alstodt
Lance Alstodt
Chief Executive Officer, President, and Chairman of the Board
(Principal Executive Officer)
Date:	May 14, 2025

By:	/s/ Robert E. Kristal
Robert E. Kristal
Chief Financial Officer
(Principal Financial Officer)
Date:	May 14, 2025

