Form 10-Q
period 2025-06-30
BioRestorative Therapies, Inc.
filed 2025-08-12
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 11, 2025 there were 7,978,117 shares of the registrant’s Common Stock outstanding.

BIORESTORATIVE THERAPIES, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIORESTORATIVE THERAPIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$1,555,251	$547,890
Investments held in marketable securities	5,825,685	10,184,701
Accounts receivable	15,000	188,400
Prepaid expenses and other current assets	201,871	223,230
Total Current Assets	7,597,807	11,144,221
Deferred offering costs	-	148,697
Property and equipment, net	339,681	362,936
Intangible assets, net	579,071	623,945
Total Assets	$8,516,559	$12,279,799

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$609,931	$483,070
Accrued expenses and other current liabilities	480,925	744,485
Warrant liabilities	2,580,379	2,520,851

Total Current Liabilities	3,671,235	3,748,406
Total Liabilities	3,671,235	3,748,406

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; Series B Convertible Preferred Stock; 1,543,158 shares designated, 1,398,158 shares issued and outstanding at June 30, 2025 and December 31, 2024	13,982	13,982
Common stock, $0.0001 par value; 75,000,000 shares authorized; 7,978,117 and 6,919,919 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	797	692
Additional paid-in capital	168,505,322	164,195,434
Accumulated deficit	(163,674,777)	(155,678,715)

Total Stockholders’ Equity	4,845,324	8,531,393

Total Liabilities and Stockholders’ Equity	$8,516,559	$12,279,799

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues	$303,300	$89,100	$328,300	$124,100
Cost of goods sold	8,729	6,490	11,638	6,490
Gross profit	294,571	82,610	316,662	117,610

Operating Expenses:
Research and development	2,225,882	1,454,000	4,872,782	3,531,278
General and administrative	1,373,976	1,097,417	3,556,701	3,164,391
Total Operating Expenses	3,599,858	2,551,417	8,429,483	6,695,669
Loss From Operations	(3,305,287)	(2,468,807)	(8,112,821)	(6,578,059)
Other (Expense) Income:
Interest income	73,915	175,945	173,881	338,542
Other income	518	911	2,406	149,932
Gain on exchange of warrants	-	-	-	1,711,698
Change in fair value of warrant liabilities	574,591	(1,736,611)	(59,528)	(1,873,930)
Total Other (Expense) Income	649,024	(1,559,755)	116,759	326,242
Net Loss	$(2,656,263)	$(4,028,562)	$(7,996,062)	$(6,251,817)

Net Loss Per Share - Basic and Diluted	$(0.30)	$(0.50)	$(0.94)	$(0.84)

Weighted Average Common Shares Outstanding - Basic and Diluted	8,740,382	8,121,499	8,550,889	7,400,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	For the Six Months Ended June 30, 2025
	Series B Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2025	1,398,158	$13,982	6,919,919	$692	$164,195,434	$(155,678,715)	$8,531,393
Exercise of stock options	-	-	29,249	3	42,408	-	42,411
Issuance and sale of common stock, net of issuance costs [1]	-	-	492,087	49	901,561	-	901,610
Common stock issued in connection with abeyance shares	-	-	63,525	6	(6)	-	-
Stock-based compensation:
Options	-	-	-	-	2,009,126	-	2,009,126
Net loss	-	-	-	-	-	(5,339,799)	(5,339,799)
Balance - March 31, 2025	1,398,158	13,982	7,504,780	750	167,148,523	(161,018,514)	6,144,741
Issuance and sale of common stock, net of issuance costs [2]	-	-	473,337	47	888,091	-	888,138
Stock-based compensation:
Options	-	-	-	-	468,708	-	468,708
Net loss	-	-	-	-	-	(2,656,263)	(2,656,263)
Balance - June 30, 2025	1,398,158	$13,982	7,978,117	$797	$168,505,322	$(163,674,777)	$4,845,324

	For the Six Months Ended June 30, 2024
	Series B Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2024	1,398,158	$13,982	4,706,917	$471	$156,689,256	$(146,699,334)	$10,004,375
Common stock issued in connection with warrant exchange [3]	-	-	2,000,000	200	4,742,043		4,742,243
Return and cancellation of shares in lieu of payroll tax withholding	-	-	(34,825)	(4)	(48,406)	-	(48,410)
Stock-based compensation:
Restricted share units	-	-	97,827	10	985,028	-	985,038
Options	-	-	-	-	1,043,336	-	1,043,336
Net loss	-	-	-	-	-	(2,223,255)	(2,223,255)
Balance - March 31, 2024	1,398,158	13,982	6,769,919	677	163,411,257	(148,922,589)	14,503,327
Common stock issued in connection with abeyance shares	-	-	150,000	15	(15)		-
Stock-based compensation:
Options	-	-	-	-	324,322	-	324,322
Net loss	-	-	-	-	-	(4,028,562)	(4,028,562)
Balance - June 30, 2024	1,398,158	$13,982	6,919,919	$692	$163,735,564	$(152,951,151)	$10,799,087

[1]	Represents the gross proceeds of $1,083,915, less issuance costs of $182,305, resulting in net proceeds of $901,610. See Note 4 - Stockholders’ Equity - ATM Sales for additional details.

[2]	Represents the gross proceeds of $927,335, less issuance costs of $39,197, resulting in net proceeds of $888,138. See Note 4 - Stockholders’ Equity - ATM Sales for additional details.

[3]	Represents the aggregate fair value of 3,351,580 shares of common stock, which includes 2,000,000 shares that were issued at the time of the warrant exchange and 1,351,580 shares that were held in abeyance at the time of the warrant exchange. See Note 4 - Stockholders’ Equity - Warrant Exercise and Issuance and Note 5 - Fair Value Measurement for additional details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2025	2024

Cash Flows From Operating Activities:
Net loss	$(7,996,062)	$(6,251,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	104,529	90,418
Dividend and interest income	(176,542)	(327,065)
Stock-based compensation	2,477,834	2,352,696
Non-cash lease expense	-	73,301
Gain on exchange of warrants	-	(1,711,698)
Change in fair value of warrant liabilities	59,528	1,873,930
Changes in operating assets and liabilities:
Accounts receivable	173,400	(8,100)
Prepaid expenses and other current assets	21,359	(39,040)
Accounts payable	126,861	26,531
Accrued expenses and other current liabilities	(263,560)	(264,064)
Deferred revenue	-	80,700
Lease liability	-	(78,737)

Net Cash Used In Operating Activities	(5,472,653)	(4,182,945)

Cash Flows From Investing Activities:
Sale of marketable securities	6,664,238	10,865,000
Purchase of marketable securities	(2,128,680)	(12,784,535)
Purchases of equipment	(36,400)	(35,296)

Net Cash Provided By (Used In) Investing Activities	4,499,158	(1,954,831)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock in at-the-market offering	2,011,250	-
Payment of issuance costs	(72,805)	-
Exercise of stock options	42,411	-
Proceeds from exchange and issuance of warrants, net	-	7,528,027
Deferred offering costs	-	(22,381)

Net Cash Provided By Financing Activities	1,980,856	7,505,646

Net Increase In Cash and Cash Equivalents	1,007,361	1,367,870

Cash and Cash Equivalents - Beginning of the Period	547,890	884,377

Cash and Cash Equivalents - End of the Period	$1,555,251	$2,252,247

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Return and cancellation of shares in lieu of payroll tax withholding	$-	$48,410
Issuance of common stock held in abeyance	$6	$15
Reclassification of deferred offering costs	$148,697	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2025 and for the three and six months then ended. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2025 or any other period. The December 31, 2024 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2024 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on March 28, 2025 (the “Form 10-K”).

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. For the six months ended June 30, 2025, the Company had a net loss of $8.0 million, and negative cash flows from operations of $5.5 million, and as of June 30, 2025, the Company had working capital of $3.9 million. The Company anticipates that it will continue to incur net losses and negative cash flows from operations as it executes its development plans during 2025 and beyond, as well as other potential strategic and business development initiatives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months after the issuance date of these financial statements.

The Company has previously funded, and plans to continue funding, these losses primarily through current cash on hand, investments in marketable securities and additional infusions of cash from equity and debt financing. During the six months ended June 30, 2025, the Company sold 965,424 shares of its common stock under its at-the-market offering agreement (the “2024 ATM”) with Rodman & Renshaw LLC (“Rodman”) and raised approximately $2.0 million of gross proceeds.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period statements of operations amounts have been reclassified to conform to the Company’s fiscal 2025 presentation. These reclassifications have no impact on the Company’s previously reported net loss.

Cash and Cash Equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution. The Company maintains deposits in its accounts that hold cash and cash equivalents in excess of the Federal Depository Insurance Corporation (“FDIC”) coverage of $250,000 per banking institution. The Company had deposits in excess of FDIC coverage of $1,236,484 and $252,801 as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, the Company has not experienced losses on this account.

Investments Held in Marketable Securities

As of June 30, 2025 and December 31, 2024, investments held in marketable securities consists of U.S. Treasury securities held in a trust account. The Company’s investments held in the trust account are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income in the accompanying unaudited condensed consolidated statements of operations.

Customer and Revenue Concentrations

All of the Company’s contract service revenue is derived from one customer. Additionally, all of the Company’s product sales revenue is derived from one customer.

Accounts Receivable

Accounts receivable are carried at their contractual amounts, less an estimate for credit losses. As of June 30, 2025 and December 31, 2024, no allowances for credit losses were determined to be necessary. Management estimates the allowance for credit losses based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted.

Deferred Contract Costs

The Company defers costs associated with fulfilling its contracts if those costs meet all of the following criteria: (i) the costs relate directly to a contract, (ii) the costs generate or enhance resources of the Company that will be used in satisfying performance obligations in the future, and (iii) the costs are expected to be recovered. Deferred contract costs are recognized as cost of revenues in the period when the related revenue is recognized. Deferred contract costs consist of consumables and labor costs and are included in prepaid and other current assets in the unaudited condensed consolidated balance sheets. The Company had $17,276 and $10,250 deferred contract costs as of June 30, 2025 and December 31, 2024, respectively.

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

The Company considers cash and cash equivalents, investments held in marketable securities, accounts receivable, accounts payable and warrant liabilities to meet the definition of financial instruments. As of June 30, 2025 and December 31, 2024, the carrying amount of cash and cash equivalents, investments held in marketable securities, accounts receivable, and accounts payable approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The warrant liabilities are measured at fair value (see Note 5 – Fair Value Measurement for additional details).

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

The Company recognizes bill-and-hold revenue from its sale of cosmetic vials warehoused at a Company location for a specified period of time in accordance with directions received from the Company’s customer. Even though the vials are held at a Company location, a sale is recognized at the point in time when the customer obtains control of the product. Control is transferred to the customer in a bill-and-hold arrangement when: (i) customer acceptance specifications have been met, (ii) legal title has transferred, (iii) the customer has a present obligation to pay for the product and (iv) the risks and rewards of ownership have transferred to the customer. Additionally, all the following bill-and-hold criteria have to be met in order for control to be transferred to the customer:

●	the reason for the bill-and-hold arrangement is substantive
●	the customer has requested the product be warehoused
●	the product has been identified as separately belonging to the customer
●	the product is currently ready for physical transfer to the customer
●	the Company does not have the ability to use the product or direct it to another customer.

The following table summarizes the Company’s revenue recognized in its unaudited condensed consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Product revenue	$300,000	$69,300	$300,000	$69,300
Royalty revenue	3,300	19,800	28,300	54,800
	$303,300	$89,100	$328,300	$124,100

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding options and warrants are considered potential common stock. For the three and six months ended June 30, 2025 and 2024, the Company had 1,138,055 and 1,201,580 shares, respectively, held in abeyance included in basic loss per share given that they are issuable for no additional consideration (see Note 4 – Stockholders’ Equity for additional details). The dilutive effect, if any, of stock options and warrants are calculated using the treasury stock method. All outstanding convertible preferred stock is considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, options, warrants, restricted stock units (“RSUs”) and convertible preferred stock have been excluded from the Company’s computation of diluted net loss per common share for the three and six months ended June 30, 2025 and 2024.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise or conversion price could be less than the average market price of the common shares:

	For the Three and Six Months Ended
	June 30,
	2025	2024
Stock options	5,262,973	3,401,608
Warrants	3,951,384	3,952,511
Convertible Preferred Stock	1,398,158	1,398,158
	10,612,515	8,752,277

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). The amendments in ASU 2023-09 are designed to enhance the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-09 should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.

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

Tax Law Change

On July 4th, 2025, the President signed into law significant federal tax legislation, H.R.1 (the “Tax Reform Act of 2025”). The legislation includes numerous changes to U.S. corporate income tax law, including but not limited to: permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, increased Section 179 expensing limits, changes to the international tax regime, and expanded limitations on the deductibility of executive compensation under IRC Section 162(m). Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions.

The Company is currently evaluating the impact of the Tax Reform Act of 2025 on its unaudited condensed consolidated financial statements. The effects of the new law, including remeasurement of deferred tax assets and liabilities and changes to current and future tax expense, will be reflected in the period of enactment and in future periods as additional guidance is issued and the Company completes its analysis.

NOTE 3 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of:

	June 30 ,	December 31,
	2025	2024
Accrued bonuses	$359,250	$704,000
Accrued general and administrative expenses	121,675	40,485
Total accrued expenses and other current liabilities	$480,925	$744,485

NOTE 4 - STOCKHOLDERS’ EQUITY

Warrant Exercise and Issuance

On February 6, 2024, the Company entered into agreements with certain holders of its existing warrants exercisable for an aggregate of 3,351,580 shares of its Common Stock (collectively, the “Existing Warrants”), to exercise their warrants at a reduced exercise price of $2.33 per share, in exchange for the issuance of new warrants (the “New Warrants”) as described below (the “Warrant Exercise and Issuance”). The aggregate gross proceeds from the exercise of the Existing Warrants and the payment of the New Warrants, as described below, was approximately $8.1 million, before deducting cash issuance costs in the amount of $595,364. The reduction of the exercise price of the Existing Warrants and the issuance of the New Warrants was structured as an at-market transaction under Nasdaq rules. Of the 3,351,580 shares of Common Stock underlying the Existing Warrants, 1,201,580 shares issuable to Auctus Fund, LLC (“Auctus”) were held in abeyance as of December 31, 2024, due to Auctus’ maximum beneficial ownership limitation (the “Abeyance Shares”). On March 20, 2025, the Company issued 63,525 of these shares, reducing the remaining Abeyance Shares to 1,138,055. As of June 30, 2025, the Company had issued an aggregate of 2,213,525 shares of Common Stock. Such Abeyance Shares have been fully paid for and are issuable upon notice from Auctus to the Company.

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

Prior to the Warrant Exercise and Issuance, the Existing Warrants were classified as derivative liabilities. Additionally, the Company analyzed the form of the New Warrants and determined that they should be classified as derivative liabilities in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. Under the New Warrants, the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the New Warrants and not result in a change of control of the Company. As a result, such New Warrants do not meet the criteria for equity treatment. Additionally, certain New Warrants contain adjustments to the settlement amount based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40 and, accordingly, such New Warrants are not considered indexed to the Company’s own stock and are not eligible for an exception from derivative accounting. See Note 5 – Fair Value Measurement for details regarding the valuation of warrants accounted for as derivative liabilities.

Warrants

See Note 5 – Fair Value of Financial Instruments for details regarding the valuation of warrants accounted for as derivative liabilities.

A summary of the Company’s warrant activity and related information follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Warrants	Price	In Years
Outstanding, January 1, 2025	3,951,634	$5.22
Expired	(250)	60.00
Outstanding, June 30, 2025	3,951,384	$5.21	2.80

Exercisable, June 30, 2025	3,951,384	$5.21	2.80

Stock Options

On February 14, 2025, the Company granted options to purchase an aggregate of 2,152,908 shares of the Company’s common stock at an exercise price of $2.46 per share to employees, the Company’s board of directors and a member of the Company’s Scientific Advisory Board. The options had an aggregate grant date fair value of $4,044,250 and vest as follows: (i) options to purchase an aggregate 323,459 shares of common stock vest monthly over one year, and (ii) options to purchase an aggregate of 1,829,449 shares of common stock vest to the extent of 50% immediately with the remainder vesting quarterly over two years commencing one year from the date of grant. The Company is recognizing the grant date fair value of the options proportionate to the vesting period.

On June 5, 2025, the Company granted an option to purchase an aggregate of 25,000 shares of the Company’s common stock at an exercise price of $1.78 per share to an employee. The option had a grant date fair value of $34,250 and vests as follows: to the extent of 50% immediately with the remainder vesting quarterly over two years commencing one year from the date of grant. The Company is recognizing the grant date fair value of the option proportionate to the vesting period.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Risk free interest rate	4.03%	N/A	4.03 - 4.40%	4.14 - 4.30%
Expected term (years)	5.38	N/A	2.77 - 5.38	2.77 - 5.27
Expected volatility	98.14%	N/A	98.14 - 99.22%	101 - 102%
Expected dividends	0.00%	N/A	0.00%	0.00%

Options granted during the three and six months ended June 30, 2025 had a weighted average grant date fair value per share of $1.37 and $1.87 per share, respectively. Options granted during the six months ended June 30, 2024 had a weighted average grant date fair value per share of $1.11 per share. There were no options granted during the three months ended June 30, 2024.

A summary of the stock option activity during the six months ended June 30, 2025 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2025	3,263,467	$2.63
Granted	2,177,908	2.45
Exercised	(29,249)	1.45
Forfeited	(149,153)	2.23
Outstanding, June 30, 2025	5,262,973	$2.58	8.0	$369,844

Exercisable, June 30, 2025	3,630,530	$2.75	7.5	$272,682

Stock-Based Compensation Expense

The following table presents information related to stock-based compensation expense:

	For the Three Months Ended		For the Six Months Ended		Unrecognized at	Weighted Average Remaining Amortization
	June 30,		June 30,		June 30,	Period
	2025	2024	2025	2024	2025	(Years)
General and administrative	$268,357	$162,504	$1,344,910	$1,171,731
Research and development	$200,351	$161,818	$1,132,924	$1,180,965
Total	$468,708	$324,322	$2,477,834	$2,352,696	$2,278,544	$1.89

The following table presents stock-based compensation by award type:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Options	$468,708	$324,322	$2,477,834	$1,367,658
RSUs	-	-	-	985,038
Total	$468,708	$324,322	$2,477,834	$2,352,696

ATM Sales

During the six months ended June 30, 2025, the Company sold 965,424 shares of its common stock under the 2024 ATM, generating gross proceeds of $2,011,250. For the six months ended June 30, 2025, the total commissions and related legal accounting fees incurred were $72,805, resulting in net proceeds of $1,938,445. During the six months ended June 30, 2025, the Company reclassified previously capitalized deferred offering costs of $148,697 to additional paid-in capital.

Common Stock Repurchase Program

On June 16, 2025, the Company’s Board of Directors authorized a common stock repurchase program under which the Company may repurchase up to $2,000,000 of its outstanding common stock through June 16, 2026. No repurchases have been made as of June 30, 2025.

Common Stock Issuances

During the six months ended June 30, 2025, the Company issued 63,525 shares of common stock to Auctus Fund, LLC in partial satisfaction of shares held in abeyance.

During the six months ended June 30, 2025, the Company issued 29,249 shares of common stock related to the exercise of an option at an exercise price of $1.45 per share, which resulted in gross cash proceeds to the Company of $42,411.

NOTE 5 – FAIR VALUE MEASUREMENT

On June 30, 2025, the Company estimated the aggregate fair value of warrants that are accounted for as warrant liabilities to be $2,580,379 using the Black-Scholes option price model (Level 3 inputs) and, accordingly, recognized a gain on the change in fair value of these warrant liabilities of $574,591 and a loss on the change in fair value of these warrant liabilities of $59,528 for the three and six months ended June 30, 2025, respectively. The following table shows the detail of the valuation assumptions used:

June 30, 2025
Risk free interest rate	3.71%-3.89%
Expected term (years)	1.36 - 3.61
Expected volatility	82% - 98%
Expected dividends	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 liabilities that are measured at fair value on a recurring basis during the six months ended June 30, 2025:

Balance, January 1, 2025	$2,520,851
Change in fair value of warrant liability	59,528
Balance, June 30, 2025	$2,580,379

Assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements at reporting date using:
	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Fair Value
Assets:
Marketable securities as of June 30, 2025	$5,825,685	$-	$-	$5,825,685
Marketable securities as of December 31, 2024	$10,184,701	$-	$-	$10,184,701

Liabilities:
Warrant liabilities as of June 30, 2025	$-	$-	$2,580,379	$2,580,379
Warrant liabilities as of December 31, 2024	$-	$-	$2,520,851	$2,520,851

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

As of June 30, 2025, our accumulated deficit was $163,674,777. We have historically only generated a modest amount of revenue, and our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

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

In addition, in continuation of our mission of developing and commercializing cell-based biologics, we are seeking to develop a biologics-based cosmetic products business. Pursuant to such business, we would formulate, manufacture and sell products designed for cosmetic and aesthetic uses. In April 2024, we announced that we entered into a five-year exclusive supply agreement with Cartessa Aesthetics, LLC (“Cartessa”), a leading North American based aesthetic company, to supply to Cartessa our first commercial product.

Revenue

We derive revenue pursuant to a license agreement with a stem cell treatment company (the “SCTC”) entered into in January 2012, as amended in November 2015 and November 2022. Pursuant to the license agreement, the SCTC has granted to us an exclusive license to use certain intellectual property related to, among other things, stem cell disc procedures and we have granted to the SCTC a sublicense to use, and the right to sublicense to third parties the right to use, in certain locations in the United States and the Cayman Islands, certain of the licensed intellectual property. In consideration of the sublicense, the SCTC has agreed to pay us royalties on a per disc procedure basis.

We have also derived product revenue from our five-year exclusive supply agreement with Cartessa entered into in April 2024.

Common Stock Repurchase Program

On June 16, 2025, our Board of Directors authorized a common stock repurchase program under which we may repurchase up to $2,000,000 of our outstanding common stock through June 16, 2026. No repurchases have been made as of June 30, 2025.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

Our financial results for the three months ended June 30, 2025 are summarized as follows in comparison to the three months ended June 30, 2024:

	For the Three Months Ended
	June 30,
	2025	2024

Revenues	$303,300	$89,100
Cost of goods sold	8,729	6,490
Gross profit	294,571	82,610

Operating Expenses:
Research and development	2,225,882	1,454,000
General and administrative	1,373,976	1,097,417
Total Operating Expenses	3,599,858	2,551,417
Loss From Operations	(3,305,287)	(2,468,807)
Other (Expense) Income:
Interest income	73,915	175,945
Other income	518	911
Change in fair value of warrant liabilities	574,591	(1,736,611)
Total Other (Expense) Income	649,024	(1,559,755)
Net Loss	$(2,656,263)	$(4,028,562)

Revenues

For the three months ended June 30, 2025 and 2024, we generated $3,300 and $19,800, respectively, of royalty revenue in connection with our sublicense agreement with the SCTC. The decrease was primarily due to a decrease in disc procedures.

For the three months ended June 30, 2025 and 2024, we generated $300,000 and $69,300, respectively, of cosmetic product sales revenue in connection with our exclusive supply agreement with Cartessa.

Research and Development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives and Biocosmeceuticals program. Research and development expenses are expensed as they are incurred. For the three months ended June 30, 2025, research and development expenses increased by $771,882 or 53.1%, as compared to the three months ended June 30, 2024. The increase was primarily the result of an increase in recruitment and other costs for our Phase 2 clinical trial of $640,379, an increase in lab supply expense of $83,768 and an increase in stock-based compensation expense of $38,533, partially offset by a decrease in bonus expense of $30,132. We expect that our research and development expenses will continue to increase in subsequent fiscal periods.

General and Administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and stock-based compensation to employees, as well as corporate expenses such as legal and professional fees, investor relations and occupancy-related expenses. For the three months ended June 30, 2025, general and administrative expenses increased by $276,559, or 25.2%, as compared to the three months ended June 30, 2024, primarily driven by an increase in consulting expense of $122,777, an increase in stock-based compensation expense of $105,853, and an increase in payroll of $36,409 all partially offset by a decrease in professional fees of $13,754.

Interest Income

For the three months ended June 30, 2025, interest income was $73,915 as compared to interest income of $175,945 for the three months ended June 30, 2024. The change was primarily due to a decrease in interest income from the investments held in marketable securities.

Other Income

For the three months ended June 30, 2025, other income was $518, as compared to other income of $911 for the three months ended June 30, 2024. The change was primarily due to a decrease in dividend income from investments held in marketable securities.

Change in Fair Value of Warrant Liabilities

For the three months ended June 30, 2025, we recognized a gain on the change in fair value of warrant liabilities of $574,591, related to the decrease in fair value of warrants that are accounted for as warrant liabilities. For the three months ended June 30, 2024, we recognized a loss on the change in fair value of warrant liabilities of $1,736,611, related to the increase in fair value of warrants that are accounted for as warrant liabilities.

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

Our financial results for the six months ended June 30, 2025 are summarized as follows in comparison to the six months ended June 30, 2024:

	For the Six Months Ended
	June 30,
	2025	2024

Revenues	$328,300	$124,100
Cost of goods sold	11,638	6,490
Gross profit	316,662	117,610

Operating Expenses:
Research and development	4,872,782	3,531,278
General and administrative	3,556,701	3,164,391
Total Operating Expenses	8,429,483	6,695,669
Loss From Operations	(8,112,821)	(6,578,059)
Other (Income) Expense:
Interest income	173,881	338,542
Other income	2,406	149,932
Gain on exchange of warrants	-	1,711,698
Change in fair value of warrant liabilities	(59,528)	(1,873,930)
Total Other (Income) Expense	116,759	326,242
Net Loss	$(7,996,062)	$(6,251,817)

Revenues

For the six months ended June 30, 2025 and 2024, we generated $28,300 and $54,800, respectively, of royalty revenue in connection with our sublicense agreement with the SCTC. The decrease was primarily due to a decrease in disc procedures.

For the six months ended June 30, 2025 and 2024, we generated $300,000 and $69,300, respectively, of cosmetic product sales revenue in connection with our exclusive supply agreement with Cartessa.

Research and Development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives and Biocosmeceuticals program. Research and development expenses are expensed as they are incurred. For the six months ended June 30, 2025, research and development expenses increased by $1,341,504, or 38.0%, as compared to the six months ended June 30, 2024. The increase was primarily the result of an increase in recruitment and other costs for our Phase 2 clinical trial of $1,180,237, an increase in lab supply expense of $190,519, and an increase in cash compensation to employees of $45,315, partially offset by a decrease in bonus expense of $68,747 and a decrease in stock-based compensation expense of $48,041. We expect that our research and development expenses will continue to increase in subsequent fiscal periods.

General and Administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and stock-based compensation to employees, as well as corporate expenses such as legal and professional fees, investor relations and occupancy-related expenses. For the six months ended June 30, 2025, general and administrative expenses increased by $392,310, or 12.4%, as compared to the six months ended June 30, 2024, primarily driven by an increase in stock-based compensation expense of $173,179 related to the vesting of awards, an increase in consulting expense of $110,966, an increase in professional fees of $38,844, and an increase in payroll of $32,728.

Interest Income

For the six months ended June 30, 2025, interest income was $173,881, as compared to interest income of $338,542 for the six months ended June 30, 2024. The change was primarily due to interest income from the investments held in marketable securities.

Other Income

For the six months ended June 30, 2025, other income was $2,406, as compared to other income of $149,932 for the six months ended June 30, 2024. The change was primarily due to a decrease in dividend income from investments held in marketable securities.

Gain on Exchange of Warrants

For the six months ended June 30, 2024, we recognized a gain on exchange of $1,711,698 related to the issuance of warrants and common stock in exchange for the cancellation of existing warrants. There was no gain on exchange of warrants for the six months ended June 30, 2025.

Change in Fair Value of Warrant Liabilities

For the six months ended June 30, 2025 and 2024, we recognized a loss on the change in fair value of warrant liabilities of $59,528 and $1,873,930, respectively, related to the increase in fair value of warrants that are accounted for as warrant liabilities.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	June 30, 2025	December 31, 2024

Cash and cash equivalents	$1,555,251	$547,890
Investments held in marketable securities	$5,825,685	$10,184,701
Working capital	$3,926,572	$7,395,815

Working capital decreased by $3,469,243 primarily due to $5,472,653 of cash used to fund our operations and the $4,359,016 decrease in marketable securities, offset by $4,499,158 of cash provided by investing activities and the $1,980,856 of cash provided by financing activities.

Availability of Additional Funds

For the six months ended June 30, 2025, we had a net loss of $8.0 million and negative cash flows from operations of $5.5 million, and as of June 30, 2025, we had working capital of $3.9 million. We anticipate that we will continue to incur net losses and negative cash flows from operations as we execute our development plans during 2025 and beyond, as well as other potential strategic and business development initiatives. Based on these conditions, we believe we may not have sufficient cash for at least twelve months after the issuance date of the financial statements included in this Quarterly Report which raises substantial doubt about our ability to continue as a going concern.

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

Cash Flows

During the six months ended June 30, 2025 and 2024, our sources and uses of cash were as follows:

	Six Months Ended June 30,
	2025	2024

Net Cash Used In Operating Activities	$(5,472,653)	$(4,182,945)
Net Cash Provided By (Used In) Investing Activities	$4,499,158	$(1,954,831)
Net Cash Provided By Financing Activities	$1,980,856	$7,505,646
Net Increase in Cash	$1,007,361	$1,367,870

Operating Activities

Net cash used in operating activities was $5,472,653 for the six months ended June 30, 2025, primarily due to cash used to fund the net loss of $7,996,062, adjusted for net non-cash expenses of $2,465,349, and $58,060 of cash provided by changes in operating assets and liabilities. Net cash used in operating activities was $4,182,945 for the six months ended June 30, 2024, primarily due to cash used to fund the net loss of $6,251,817, adjusted for net non-cash expenses of $2,351,582, and $282,710 of cash used in changes in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities was $4,499,158 for the six months ended June 30, 2025 primarily due to a sale of marketable securities which provided $6,664,238 of cash, offset by a purchase of marketable securities which used $2,128,680 of cash and a purchase of equipment which used $36,400 of cash. Net cash used in investing activities was $1,954,831 for the six months ended June 30, 2024 primarily due to a purchase of marketable securities which used $12,784,535 of cash, offset by a sale of marketable securities which provided $10,865,000 of cash.

Financing Activities

Net cash provided by financing activities was $1,980,856 for the six months ended June 30, 2025 due to net proceeds of $1,938,445 received in connection with the issuance of common stock for the 2024 ATM offering and $42,411 due to the exercise of stock options, compared to $7,505,646 net cash provided by financing activities for the six months ended June 30, 2024 due to net proceeds received in connection with the exercise and issuance of warrants.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of June 30, 2025.

Management has completed such evaluation and has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is appropriate to allow timely decisions regarding required disclosures. As a result of the material weaknesses in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of June 30, 2025 were not effective.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weaknesses in our internal control over financial reporting were present as of December 31, 2024 and continued to exist as of June 30, 2025:

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

Changes in Internal Control Over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting that occurred during our second quarter of 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the three months ended June 30, 2025, we did not have any unregistered sales of equity securities.

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

BIORESTORATIVE THERAPIES, INC.

By:	/s/ Lance Alstodt
Lance Alstodt
Chief Executive Officer, President, and Chairman of the Board
(Principal Executive Officer)
Date:	August 12, 2025

By:	/s/ Robert E. Kristal
Robert E. Kristal
Chief Financial Officer
(Principal Financial Officer)
Date:	August 12, 2025

