Form 10-K
period 2025-12-31
BioRestorative Therapies, Inc.
filed 2026-03-26
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $11,199,773 based on the closing sale price as reported on the Nasdaq Capital Market.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of March 23, 2026, there were 25,478,170 shares of common stock outstanding.

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

We are currently pursuing our Disc/Spine Program with our initial investigational therapeutic product being called BRTX-100. In March 2022, a United States patent issued in our Disc/Spine Program. We are conducting a Phase 2 clinical trial investigating the use of BRTX-100 in the treatment of chronic lower back pain arising from degenerative disc disease. We have also obtained U.S. Food and Drug Administration, or the FDA, Investigational New Drug, or IND, clearance to evaluate BRTX-100 in the treatment of chronic cervical discogenic pain.

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

Further, we operate a commercial biocosmeceuticals business. Our current commercial product, formulated and manufactured using our cGMP ISO-7 certified clean room, is a cell-based secretome containing exosomes, proteins and growth factors. This proprietary biologic serum has been specifically engineered by us to reduce the appearance of fine lines and wrinkles and bring forth other areas of cosmetic effectiveness. We also intend to explore the potential of expanding our commercial offering to include a broader family of cell-based biologic aesthetic products and therapeutics via IND-enabling studies.

2025 Events

In February 2025, we announced that the FDA granted Fast Track designation to the BRTX-100 program for the treatment of chronic lumbar disc disease, or cLDD.

In February 2025, we announced new preliminary 26- and 52- week blinded data from the first 15 patients with cLDD enrolled in our ongoing Phase 2 clinical trial of BRTX-100. No serious adverse events were reported in any of the 15 subjects. In addition, there was no dose limiting toxicity at 26-52 weeks. Further, we announced certain positive preliminary data analyses.

In February 2025, we announced that the FDA cleared our IND application for BRTX-100 for the treatment of chronic cervical discogenic pain.

In March 2025, a European patent related to our ThermoStem Program was issued.

In March 2025, an Israeli patent related to our ThermoStem Program was issued.

In May 2025, we announced that preliminary 26-, 52- and 104- week blinded data from the first 15 patients with cLDD enrolled in our ongoing Phase 2 clinical trial of BRTX-100 was presented by our Vice President of Research and Development at the International Society for Cell and Gene Therapy 2025 Annual meeting. No serious adverse events were reported and there was no dose limiting toxicity at 26-104 weeks.

In June 2025, we announced the hiring of Sandy Lipkins whose responsibilities focus on technology commercialization and business development.

In June 2025, we announced that new preliminary blinded clinical data from 36 patients enrolled in our ongoing Phase 2 trial of BRTX-100 for the treatment of cLDD was presented by our Vice President of Research and Development at the International Society for Stem Cell Research 2025 Annual Meeting. Over 74% of the subjects showed greater than 50% improvement in function by 52 weeks and over 72% of the subjects reported greater than 50% in reduction in pain by 52 weeks. No serious adverse events or dose limiting toxicities were reported between 26 and 104 weeks at the target dose.

In June 2025, we announced that our Board of Directors authorized a stock repurchase program under which we may repurchase up to $2 million of our outstanding common stock over a one year period. To date, no shares have been repurchased.

In September 2025, a Japanese patent related to our ThermoStem Program was issued.

In October 2025, we issued 678,125 shares of our common stock in a registered direct public offering to several accredited and/or institutional investors. We received gross proceeds of $1,085,000 from the offering. Concurrently, pursuant to a private placement offering, we issued to the investors warrants to purchase up to 508,592 shares of our common stock. In connection with the offering, we issued placement agent warrants to purchase 35,062 shares of our common stock. The warrants and placement agent warrants have an exercise price of $2.75 per share and are exercisable commencing six months from the date of issuance until the five year anniversary of the date of issuance.

In October 2025, we announced that we hired Crystal Romano as our Head of Global Commercial Operations.

In November 2025, we announced that we were granted a Type B meeting with the FDA to discuss a potential accelerated biologics license application, or BLA, approval pathway for the Fast-Track-Designated BRTX-100 program for the treatment of cLDD. The meeting took place in December 2025. Based upon the positive official summary of the meeting, we have initiated Phase 3 enabling activities with the goal of submitting a Phase 3 IND during 2026.

In November 2025, a notice of allowance was issued for an Australian patent application related to our ThermoStem Program. This application is expected to issue as an Australian patent in the near future.

2026 Events

In February 2026, pursuant to a public offering, we issued 12,560,715 shares of our common stock, pre-funded warrants to purchase up to 1,725,000 shares of our common stock and warrants to purchase up to 14,285,715 shares of our common stock. We received gross proceeds of $5,000,000 from the offering. The pre-funded warrants had an exercise price of $0.0001 per share, were immediately exercisable and were exercisable until exercised in full. In February and March 2026, the 1,725,000 pre-funded warrants were exercised. The warrants have an exercise price of $0.35 per share, are immediately exercisable and expire five years after the date of issuance. In connection with the offering, we issued placement agent warrants to purchase 1,000,000 shares of our common stock. Such warrants have an exercise price of $0.4375 per share, are exercisable immediately and expire five years from the date of issuance.

In February 2026, we announced that we had completed the enrollment of 99 patients in our Phase 2 clinical trial of BRTX-100.

(b) Business

General

We develop therapeutic products, using cell and tissue protocols, primarily involving adult stem cells. As described below, our two core programs relate to the treatment of disc/spine disease and metabolic disorders. We also operate a commercial biocosmeceutical platform:

●	Disc/Spine Program (brtxDisc). Our lead cell therapy candidate, BRTX-100, is a product formulated from autologous (or a person’s own) cultured mesenchymal stem cells, or MSCs, collected from the patient’s bone marrow. We intend that the product will be used for the non-surgical treatment of painful lumbosacral disc disorders or as a complimentary therapeutic to a surgical procedure. The BRTX-100 production process utilizes proprietary technology and involves collecting a patient’s bone marrow, isolating and culturing stem cells from the bone marrow and cryopreserving the cells. In an outpatient procedure, BRTX-100 is injected by a physician into the patient’s damaged disc. The treatment is intended for patients whose pain has not been alleviated by non-surgical procedures and who potentially face the prospect of surgery. We have commenced a Phase 2 clinical trial using BRTX-100 to treat chronic lower back pain arising from degenerative disc disease. We have also obtained FDA IND clearance to evaluate BRTX-100 in the treatment of chronic cervical discogenic pain. See “Disc/Spine Program” below.

●	Metabolic Program (ThermoStem). We are developing cell-based therapy candidates to target obesity and metabolic disorders using brown adipose (fat) derived stem cells, or BADSC, to generate brown adipose tissue, or BAT, as well as exosomes secreted by BADSC. We refer to this as our ThermoStem Program. BAT is intended to mimic naturally occurring brown adipose depots that regulate metabolic homeostasis in humans. Initial preclinical research indicates that increased amounts of brown fat in animals may be responsible for additional caloric burning as well as reduced glucose and lipid levels. Researchers have found that people with higher levels of brown fat may have a reduced risk for obesity and diabetes. BADSC secreted exosomes may also impact weight loss. Patents related to the ThermoStem Program have been issued in the United States and other jurisdictions. See “Metabolic Brown Adipose (Fat) Program” below.

●	BioCosmeceuticals: We operate a commercial biocosmeceutical platform. Our current commercial product, formulated and manufactured using our cGMP ISO-7 certified clean room, is a cell-based secretome containing exosomes, proteins and growth factors. This proprietary biologic serum has been specifically engineered by us to reduce the appearance of fine lines and wrinkles and bring forth other areas of cosmetic effectiveness. Moving forward, we also intend to explore the potential of expanding our commercial offering to include a broader family of cell-based biologic aesthetic products and therapeutics via IND-enabling studies, with the aim of pioneering FDA approvals in the emerging biocosmeceuticals space.

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

The patents and patent applications for the Disc/Spine Program, the ThermoStem Program and the curved needle device are described below under “Technology; Research and Development.”

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

Regenerative cell therapy relies on replacing diseased, damaged or dysfunctional cells with healthy, functioning ones or repairing damaged or diseased tissue. A great range of cells can serve in cell therapy, including cells found in peripheral and umbilical cord blood, bone marrow and adipose (fat) tissue. Physicians have been using adult stem cells from bone marrow to treat various blood cancers for 70 years (the first successful bone marrow transplant was performed in 1956). Recently, physicians have begun to use stem cells to treat various other diseases. We intend to develop cell and tissue products and regenerative therapy protocols, primarily involving adult stem cells, to allow patients to undergo cellular-based treatments.

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

We have undertaken research and development efforts in connection with the development of investigational therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells. See “Disc/Spine Program,” “Metabolic Brown Adipose (Fat) Program” and “Curved Needle Device” below. As a result of these programs, we have seven United States patents, 18 foreign patents and one United States patent application related to research regarding our ThermoStem Program. We have also obtained licenses for two United States patent applications related to our Disc/Spine Program, one United States patent related to our Disc/Spine Program, and a license for one United States patent related to a curved needle device.

We have established a research laboratory facility with current Good Manufacturing Practice, or cGMP, capabilities to produce clinical grade products and we will seek to further develop cellular-based treatments, products and protocols, stem cell-related intellectual property, or IP, and translational research applications. See “Laboratory” below.

We have not generated any significant revenues to date. In February 2024, we received approximately $8,100,000 in gross proceeds pursuant to the exercise of warrants. During 2025, we received approximately $2,000,000 of gross proceeds pursuant to what is commonly is referred to as an “at-the-market” program with Rodman & Renshaw, LLC, or the 2024 ATM. We currently do not have the ability to raise any additional amounts under the 2024 ATM. In October 2025, we received approximately $1,100,000 in gross proceeds pursuant to a registered direct public offering of our common stock. In February 2026, we received $5,000,000 in gross proceeds pursuant to a public offering of our common stock and warrants.

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

In February 2017, pursuant to an IND application, we received authorization from the FDA to commence a Phase 2 clinical trial investigating the use of BRTX-100, our lead cell therapy candidate, in the treatment of chronic lower back pain arising from degenerative disc disease. We are conducting our Phase 2 clinical trial as described below under “Clinical Trial.” We believe that, based upon our periodic reports to the FDA as to our clinical trial, the existing IND remains effective.

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

Mesenchymal stem cells used in BRTX-100 are similar to other MSCs under development by others; however, in order to enhance the survivability of our bone marrow-derived MSCs in the avascular environment of the damaged disc, BRTX-100 is designed to expand under hypoxic conditions for a period of approximately three weeks. This process is intended to result in an approximate 40 million cell count population with enhanced viability and therapeutic potential following injection locally into injured spinal discs. Publications and scientific literature have indicated that MSCs preconditioned in a hypoxic environment show enhanced skeletal muscle regeneration properties and improved impacts upon circulation and vascular formation compared to MSCs cultured under normoxic (normal oxygen) conditions.

In August 2018, the Journal of Translational Medicine published the results of our study evaluating the benefits of long-term hypoxic culturing of human bone marrow-derived MSCs.

In September 2021, we were awarded a National Institutes of Health Small Business Technology Transfer (STTR) Phase 1 grant for $256,000 to evaluate the therapeutic effects on our hypoxic cultured bone marrow derived mesenchymal stem cells (BRTX-100) after encapsulation with a PEG-peptide hydrogel. The work was done in collaboration with Washington University of St. Louis.

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

The key safety findings of the animal study are as follows:

●	There was no evidence or observation of gross toxicity related to the administration of BRTX-100 at either time point. The clinical pathology across both groups and time points were within expected normal historical ranges and under the conditions of the test. No abnormalities (including fractures or overt signs of lumbar disc disease) were identified after review of the radiographic images taken at both endpoints for both groups. No toxicity or adverse finding was evident in the systemic tissues or the discs of animals receiving BRTX-100.

●	There was no detectable presence of human cells (BRTX-100) observed at the day 56 interim time point. This is consistent with the proposed mechanism of action that BRTX-100 acts through a paracrine effect of secreted growth and immunomodulation factors.

The key efficacy findings of the animal study are as follows:

●	BRTX-100 showed a statistically significant DHI (disc height increase) over the control group at day 120.

●	BRTX-100 showed a statistically significant improvement in disc histology over the control group at day 120 as graded by a validated histology scale. BRTX-100 showed a significant improvement in the cellularity and matrix of the disc when compared to the control group at day 120.

Clinical Trial

Pursuant to an IND application we submitted to the FDA, we have obtained authorization to conduct a Phase 2 clinical trial investigating the use of BRTX-100, our lead cell therapy candidate, in the treatment of chronic lower back pain arising from degenerative disc disease. We are conducting our Phase 2 clinical trial as discussed below.

The following describes the Phase 2 clinical trial authorized by the FDA:

A Phase 2 Prospective, Double-Blinded, Placebo Controlled, Randomized Study

●	General

●	99 patients; randomized 2:1, BRTX-100 to control, 40 million cells/dose
●	10-20 clinical trial sites (we intend to utilize up to 16 clinical trial sites)
●	Primary efficacy endpoint at 12 months
●	Patient safety and efficacy follow up at 24 months
●	Included subjects must have only one symptomatic diseased disc
●	Included subjects must have current diagnosis of chronic lumbar disc disease typical pain with degeneration of a single disc confirmed by history, exam, radiography, or other acceptable means
●	Included subjects must have exhausted previous conservative non-operative therapies

●	Primary Efficacy Endpoint

●	Responder endpoint - percentage of patients that meet the improvement in function and reduction in pain threshold
●	Improvement in function defined as at least a 30% increase in function based on the Oswestry questionnaires (ODI)
●	Reduction of pain defined as at least a 30% decrease in pain as measured using the Visual Analogue Scale (VAS)

●	Additional or Secondary Endpoints

●	Clinical response at 12 months
●	Changes from baseline in pain as assessed with the VAS score and ODI at weeks 2, 12, 26, 52 and 104
●	Changes from baseline in function as assessed with the ODI at weeks 2, 12, 26, 52 and 104
●	Changes from baseline in function as assessed by Roland Morris Disability Questionnaire (RMDQ) at weeks 26, 52 and 104
●	Changes from baseline function as assessed by Functional Rating Index (FRI) at weeks 12, 52 and 104
●	Changes from baseline Quality of Life assessment (SF-12 questionnaire) scores at weeks 2, 12, 26, 52 and 104

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

In April 2024, we announced that the FDA cleared an important amendment to the protocol of our ongoing Phase 2 study investigating the use of BRTX-100. The protocol amendment removed saline injection in the control arm of the study and replaced it with a sham injection.

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

In May 2025, we announced that preliminary 26-, 52- and 104- week blinded data from the first 15 patients with cLDD enrolled in our ongoing Phase 2 clinical trial of BRTX-100 was presented by our Vice President of Research and Development at the International Society for Cell and Gene Therapy 2025 Annual meeting. No serious adverse events were reported and there was no dose limiting toxicity at 26-104 weeks.

In June 2025, we announced that new preliminary blinded clinical data from 36 patients enrolled in our ongoing Phase 2 trial of BRTX-100 for the treatment of cLDD was presented by our Vice President of Research and Development at the International Society for Stem Cell Research 2025 Annual Meeting. Over 74% of the subjects showed greater than 50% improvement in function by 52 weeks and over 72% of the subjects reported greater than 50% in reduction in pain by 52 weeks. No serious adverse events or dose limiting toxicities were reported between 26 and 104 weeks at the target dose.

In November 2025, we announced that we were granted a Type B meeting with the FDA to discuss a potential accelerated biologics license application, or BLA, approval pathway for the Fast-Track-Designated BRTX-100 program for the treatment of cLDD. The meeting took place in December 2025. Based upon the positive official summary of the meeting, we have initiated Phase 3 enabling activities with the goal of submitting a Phase 3 IND during 2026.

In February 2026, we announced that we had completed the enrollment of 99 patients in our Phase 2 clinical trial of BRTX-100.

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

Migraines, Depression, Pseudotumor Cerebri, Obstructive Sleep Apnea
Spine Disorders
Chronic Obstructive Pulmonary Disease
Cardiovascular Disease, Hypertension
Dyslipidemia Hypercholesterolemia
Non-Alcoholic Fatty Liver Disease
Type 2 Diabetes Mellitus, Metabolic Syndrome
Gastroesophageal Reflux Disease
Polycystic Ovarian Syndrome
Cancer of various origins
Stress Urinary inconsistence
Degenerative Joint Diseases
Venous Stenosis
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

We are developing cell-based product candidates to target obesity and metabolic disorders using BADSCs. Our goal is to develop a bioengineered implantable brown adipose tissue construct intended to mimic ones naturally occurring in the human body. We have isolated and characterized a human multipotent stem cell population that resides within BAT depots. We have expanded these stem cells to clinically relevant numbers and successfully differentiated them into functional brown adipocytes. We intend to use adult stem cells that may be differentiated into progenitor or fully differentiated brown adipocytes, or a related cell type, which can be used therapeutically in patients. We are focusing on the development of treatment protocols that utilize allogeneic cells (i.e., stem cells from a genetically similar but not identical donor).

In order to deliver these differentiated cells into target locations in vivo, we seeded BADSCs onto 3-dimensional biological scaffolds. Pre-clinical animal models of diet-induced obesity, that were transplanted with differentiated BADSCs supported by a biological scaffold, presented significant reductions in weight and blood glucose levels compared to scaffold only controls. We are identifying technology for in vivo delivery in small animal models. Having completed our proof of concept using our BAT in small animals, we are currently developing our next generation BAT. It is anticipated that this next version will contain a higher purity of BADSC and a greater percent of functional brown adipocytes, which is expected to increase the therapeutic effect compared to our first-generation product. In addition, we are exploring the delivery of the therapeutic using encapsulation technology, which will only allow for reciprocal exchange of small molecules between the host circulation and the BAT implant. We expect that encapsulation may present several advantages over our current biological scaffolds, including prevention of any immune response or implant rejection that might occur in an immunocompetent host and an increase in safety by preventing the implanted cells from invading the host tissues. We have developed promising data on the loading of human stem cell-derived tissue engineered brown fat into an encapsulation device to be used as a cell delivery system for our metabolic platform program for the treatment of type 2 diabetes, obesity, hyperlipidemia and hypertension. This advancement may lead to successful transplantation of brown fat in humans. We are evaluating the next generation of BAT constructs that will first be tested in small animal models. No assurance can be given that this delivery system will be effective in vivo in animals or humans. Our allogeneic brown adipose derived stem cell platform potentially provides a therapeutic and commercial model for the cell-based treatment of obesity and related metabolic disorders.

In July 2024, a Japanese patent related to our ThermoStem program was issued to us.

In March 2025, a European patent related to our ThermoStem Program was issued to us. This European patent was validated in France, Germany, Italy, Spain and the United Kingdom.

In March 2025, an Israeli patent related to our ThermoStem Program was issued to us.

In September 2025, a Japanese patent related to our ThermoStem Program was issued to us.

In November 2025, a notice of allowance was issued for an Australian patent application related to our ThermoStem Program. This application is expected to issue as an Australian patent in the near future.

See “Technology; Research and Development” below for a summary of our patents and patent applications with regard to our ThermoStem Program.

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

BioCosmeceuticals

We operate a commercial biocosmeceutical platform. Our current commercial product, formulated and manufactured using our cGMP ISO-7 certified clean room, is a cell-based secretome containing exosomes, proteins and growth factors. This proprietary biologic serum has been specifically engineered by us to reduce the appearance of fine lines and wrinkles and bring forth other areas of cosmetic effectiveness. Moving forward, we also intend to explore the potential of expanding our commercial offering to include a broader family of cell-based biologic aesthetic products and therapeutics via IND-enabling studies, with the aim of pioneering FDA approvals in the emerging biocosmeceuticals space.

We market our biocosmeceutical products to distributors, medical spas and direct to consumers.

In June 2025, we announced the hiring of Sandy Lipkins whose responsibilities focus on technology commercialization and business development.

In October 2025, we announced that we hired Crystal Romano as our Head of Global Commercial Operations.

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

In our Disc/Spine Program, 14 patent applications have been filed with regard to technology that is the subject of the Regenerative License Agreement (see “Disc/Spine Program-Exclusive License” above). Regenerative has been issued a patent from one of these applications with regard to its curved needle therapeutic delivery device. This patent expires in March 2031. In addition, in March 2022, a United States patent related to BRTX-100 was issued. This patent expires in December 2029. Of the other 12 eleven applications that were filed, one application remains pending. The patents that are the subject of the Regenerative License Agreement have been assigned to Regenexx, LLC which we have been advised is an affiliate of Regenerative.

In our ThermoStem Program, we have one pending United States patent application and seven United States patents within three patent families. Four of the patents expire in June 2032 and three of the patents expire in April 2034. With regard to the first patent family in the ThermoStem Program, patent applications have been filed in five foreign jurisdictions (of which four applications have been granted as foreign patents and one application has lapsed). The patents expire in June 2032. With regard to the second patent family in the ThermoStem Program, patent applications have been filed in four foreign jurisdictions (of which four applications have been granted as foreign patents). The patents expire in April 2034. With regard to the third patent family in the ThermoStem Program, patent applications have been filed in four foreign jurisdictions (of which four applications have been granted as foreign patents). The patents expire in April 2040.

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

During the years ended December 31, 2025 and 2024, we incurred $10,094,671 and $6,706,913, respectively, in research and development expenses.

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

Companies working in the area of regenerative medicine with regard to the disc and spine include, among others, Mesoblast, Fibrogenesis, DiscGenics and Isto Biologics. Companies that are developing products and therapies to combat obesity and diabetes include Novo Nordisk, Sanofi, Merck, Eli Lilly, Roche, Pfizer, Regeneron and Altimmune. The recent extensive use of both FDA-approved and compounded versions of glucagon-like peptide-1 (GLP-1) receptor agonist drug products, such as Wegovy and Ozempic (semaglutide), including the launch of FDA- approved oral Wegovy in January 2026, for the treatment of obesity has significantly increased the competition in the obesity market.

Many of our competitors and potential competitors have substantially greater financial, technological, research and development, marketing and personnel resources than we do. We cannot, with any accuracy, forecast when or if these companies are likely to bring their products and therapies to market in competition with those that we are pursuing.

The Biologics Price Competition and Innovation Act, or the BPCIA, sets forth an abbreviated pathway for the approval of biosimilar and interchangeable biological products that could be used by future competitors, if any, of our product candidates that are approved by the FDA as a biologic. For the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and the proposed biosimilar product. Interchangeability requires that a product is biosimilar to the reference product, and the product must be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Under the BPCIA, an application for a biosimilar product cannot be submitted to the FDA until four years following approval of the reference product, and it may not be approved by the FDA until 12 years after the original branded product is approved under a BLA.

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

We may also face competition from unapproved stem cell therapies performed by treatment centers that do not comply with FDA requirements. Despite FDA’s successful enforcement against unapproved stem cell treatments in the federal courts (United States v. Regenerative Sciences, LLC (2014 D.C. Cir.), United States v. U.S. Stem Cell Clinic LLC (2021 11th Cir.) and United States v. California Stem Cell Treatment Center, Inc. (2024 9th Cir. cert. denied) thousands of clinics continue to offer unapproved stem cell therapies due to high demand, FDA enforcement limitations, and tactical rebranding to avoid FDA enforcement action. FDA lacks the resources to bring enforcement actions against thousands of individual small-office clinics simultaneously. Therefore, we could face competition from stem cell clinics that would not be required to undergo the costly and time-consuming FDA approval and compliance process.

Set forth below is a comparison of BRTX-100 to Mesoblast’s adult stem cell biologic:

mesoblast	biorestorative therapies
SOURCE	**Allogeneic** uses human derived stem cells (not from patient) - 6 million	**Autologous** uses patients own stem cells - 40 million
CULTURING	**Normoxic cultured** with normal oxygen environment (~20%)	**Hypoxic cultured** in low oxygen environment (5%)
CARRIER	**Hyaluronic Acid Carrier**	**Autologous Platelet Lysate Carrier & Adjuvant**
MANUFACTURING	**Animal Products Used**	**100% Animal-Free**

We believe that BRTX-100 has competitive advantages to Mesoblast’s product for the following reasons:

●	The use of autologous cells results in low to no risk of rejection, greater safety profile (introduction of viral/genetic) and potentially a streamlined regulatory path
●	Hypoxic culturing creates increased cell proliferation, greater plasticity, increased paracrine effect and increased cell survival after application
●	Autologous platelet lysate provides growth factors that interact with the cells, allowing for better cell survival
●	Low to no risk of safety concerns related to immunological and zoonotic (animal to human) transmission

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

Because we are an enterprise in the early stages of operations and have not generated significant revenues from operations, it is difficult to anticipate the likely regulatory status of the array of products and services that we may offer. We believe that some of the adult autologous (self-derived) stem cells that will be used in our cellular therapy products and services, including the brown adipose (fat) tissue that we intend to use in our ThermoStem Program, may be regulated by the FDA as HCT/Ps under the HCT/P Regulations. However, the FDA may disagree with this position or conclude that some or all of our stem cell therapy products or services do not meet the applicable definitions and exemptions to the regulation. If we are not regulated solely under the HCT/P Regulations, we would need to expend significant resources to comply with the FDA’s broad regulatory authority under the FDCA. Historically, the U.S. federal courts have upheld the FDA’s authority to regulate stem cell products under the FDCA that do not comply with the FDA’s interpretations of the HCT/P Regulations. In October 2025, the United States Supreme Court refused to hear an appeal of FDA’s enforcement victory in United States v. California Stem Cell Treatment Center, Inc., leaving in place the federal appellate court decision upholding FDA’s regulation of stem cell treatments as biological products.

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

Employees

We currently have 14 employees, 13 of whom are full-time employees. We believe that our employee relations are good.

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

Risks Related to Our Business Generally

●	We have a limited operating history; we have incurred substantial losses since inception; we expect to continue to incur losses for the near term; there is substantial doubt about our ability to continue as a going concern within the next twelve months from the date of this filing; the report of our independent registered public accounting firm contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.
●	We will need to obtain a significant amount of financing to complete our clinical trials and implement our business plan.
●	We will need to enter into agreements in order to implement our business strategy.
●	We depend on our executive officers and on our ability to attract and retain additional qualified personnel.
●	In the event that we are unable to utilize our current premises and need to relocate, we will be required to comply with regulatory requirements as to the operation of our laboratory, which could have had a material adverse effect on the conduct of our clinical trials and on our business.

Risks Related to Our Cell Therapy Product Development Efforts

●	Our future success is significantly dependent on the timely and successful development and commercialization of BRTX-100, our lead product candidate for the treatment of chronic lumbar disc disease; if we encounter delays or difficulties in the development of this product candidate, as well as any other product candidates, our business prospects would be significantly harmed.
●	We may experience delays and other difficulties in enrolling a sufficient number of patients in our clinical trials which could delay or prevent the receipt of necessary regulatory approvals.
●	The development of our cell therapy product candidates is subject to uncertainty because autologous cell therapy is inherently variable.
●	Any disruption to our access to the media (including cell culture media) and reagents we are using in the clinical development of our cell therapy product candidates could adversely affect our ability to perform clinical trials and seek future regulatory submissions.
●	Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization.
●	Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate, and the approval may be for a narrower indication than we seek.
●	We may never obtain FDA approval for any of our product candidates in the United States and, even if we do, we may never obtain approval for or commercialize any of our product candidates in any foreign jurisdiction, which would limit our ability to realize our full market potential.
●	We presently lack manufacturing capabilities to produce our product candidates at commercial scale quantities and do not have an alternate manufacturing supply at this time, which could negatively impact our ability to meet any future demand for the products.
●	The commercial potential and profitability of our products are unknown and subject to significant risk and uncertainty.
●	We may have difficulties in sourcing brown adipose (fat) tissue.
●	If safety problems are encountered by us or others developing new stem cell-based therapies, our stem cell initiatives could be materially and adversely affected.
●	We are vulnerable to competition and technological change, and also to physicians’ inertia.
●	We have limited experience in the development and marketing of cell therapies and may be unsuccessful in our efforts to establish a profitable business.

●	Our cell therapy business is based on novel technologies that are inherently expensive, risky and may not be understood by or accepted in the marketplace, which could adversely affect our future value.
●	Our cell therapy product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.
●	We may be subject to significant product liability claims and litigation, including potential exposure from the use of our product candidates in human subjects, and our insurance may be inadequate to cover claims that may arise.
●	Our internal computer systems, or those that are expected to be used by our clinical investigators, clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of development programs for our product candidates.
●	Our inability to obtain reimbursement for our products and services from private and governmental insurers could negatively impact demand for our products and services.
●	Our activity as a contract manufacturer of biologic-based cosmetics could result in FDA enforcement for reasons outside of our control, which could disrupt the development of our own product candidates or harm our reputation.

Risks Related to Our Intellectual Property

●	We may not be able to protect our proprietary rights.
●	Changes to United States patent law may have a material adverse effect on our intellectual property rights.
●	In certain countries, patent holders may be required to grant compulsory licenses, which would likely have a significant and detrimental effect on any future revenues in such country.

Risks Related to Government Regulation

●	Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory oversight.
●	We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
●	The failure to receive regulatory approvals for our cell therapy product candidates would likely have a material and adverse effect on our business and prospects.
●	If we are unable to conduct clinical studies in accordance with regulations and accepted standards, we may be delayed in receiving, or may never receive, regulatory approvals of our product candidates from the FDA and other regulatory authorities.
●	Health care companies have been the subjects of federal and state investigations, and we could become subject to investigations in the future.
●	It is uncertain to what extent the government, private health insurers and third-party payors will approve coverage or provide reimbursement for the therapies and products to which our services relate. Availability for such reimbursement may be further limited by reductions in Medicare, Medicaid and other federal healthcare program funding in the United States.
●	Competitor companies or hospitals in the EU may be able to take advantage of EU rules permitting sales of unlicensed medicines for individual patients to sell competing products without a marketing authorization.

Risks Related to Our Common Stock

●	We pay no dividends.
●	Stockholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144 due to our former status as a “shell company.”
●	Material weaknesses in our internal control over financial reporting may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our consolidated financial statements.
●	There may be significant future issuances or resales of our common stock which may materially and adversely dilute stockholders’ ownership interest and affect the market price of our securities.
●	Our common stock is classified as a “penny stock;” the restrictions of the penny stock regulations of the SEC may result in less liquidity for our common stock.
●	Anti-takeover provisions and the regulations to which we may be subject may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to our securityholders.

Risks Associated with Our Nasdaq Listing

●	We cannot assure you that we will be able to continue to comply with the minimum bid price requirement of Nasdaq.
●	The market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

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

We have a limited operating history. Since our inception, we have incurred net losses. As of December 31, 2025, our accumulated deficit was $169,920,690. Our consolidated financial statements as of December 31, 2025 and 2024 and for the years then ended which are included in this Annual Report following Item 16 (“Form 10-K Summary”) have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. For the year ended December 31, 2025, we had a net loss of $14.2 million and a negative cash flows from operations of $10.8 million and as of December 31, 2025, we had a working capital deficit of $0.6 million. We anticipate that we will continue to incur net losses and negative cash flows from operations as we execute our development plans for 2026 and beyond, as well as other potential strategic and business development initiatives. These conditions raise substantial doubt about our ability to continue as a going concern for at least twelve months after the issuance date of the financial statements included herein. Our current funds will not be sufficient to fund our development efforts for the twelve months following the issuance date of such financial statements or enable us to fully complete our development activities or attain profitable operations. If we are unable to obtain such needed additional financing on a timely basis, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. The report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2025 and for the year then ended indicates that our financial statements have been prepared assuming that we will continue as a going concern. The report states that, as of December 31, 2025 there is substantial doubt about our ability to continue as a going concern within one year after the issuance date of such financial statements. Our plans in regard to these matters are described in footnote 1 to such financial statements. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our performance is substantially dependent on the performance of Lance Alstodt, our Chief Executive Officer. We rely upon him for strategic business decisions and guidance. We are also dependent on the performance of Francisco Silva, our Vice President of Research and Development. The employment agreement for each of Messrs. Alstodt and Silva expired in March 2026 and has not yet been extended. We do not have any key-man insurance policies on the lives of either of our executive officers. We believe that our future success in developing marketable products and services and achieving a competitive position will depend in large part upon whether we can attract and retain additional qualified management and scientific personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to attract and retain such personnel. The loss of the services of Mr. Alstodt and/or Mr. Silva or the inability to attract and retain additional personnel and develop expertise as needed would have a substantial negative effect on our results of operations and financial condition.

In the event that we are unable to utilize our current premises and need to relocate, we will be required to comply with regulatory requirements as to the operation of our laboratory, which could have had a material adverse effect on the conduct of our clinical trials and on our business.

We are utilizing our laboratory, which includes a cGMP ISO-7 certified clean room, to provide the cell processing services necessary for the clinical production of BRTX-100 for our Phase 2 disc clinical trial and to manufacture our commercial product. In the event that we are required to relocate our premises, whether due to a casualty event or otherwise, we will be required to comply with regulatory requirements as to the operation of our laboratory which could have a material adverse effect on the conduct of our clinical trials and on our business.

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

We are dependent upon the successful development, approval and commercialization of our product candidates. Before we are able to seek regulatory approval of our product candidates, we must conduct and complete extensive clinical trials to demonstrate their safety and efficacy in humans. We are currently conducting a Phase 2 clinical trial using BRTX-100 to treat chronic lower back pain due to degenerative disc disease related to protruding/bulging discs.

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

We anticipate that we will not be able to commercialize our BRTX-100 product candidate for at least five years; however, due to the unknowns relating to the FDA regulatory process, such time period may be longer or shorter.

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

The recent extensive use of both FDA-approved and compounded version of glucagon-like peptide-1 (GLP-1) receptor agonist drug products, such as Wegovy and Ozempic (semaglutide), including the launch of FDA-approved oral Wegovy in January 2026, for the treatment of obesity has significantly increased the competition in the obesity market.

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

The enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated regulatory pathway for the approval of products demonstrated to be biosimilar, or “highly similar,” to or “interchangeable” with an FDA-approved innovator (original) biologic product. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing reference product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product is approved under a BLA. The FDA has developed considerable experience with the biosimilar and interchangeable biosimilar processes since the enactment of the BPCIA in 2009. Should any of our product candidates be approved via the BLA pathway, we expect that biosimilar applicants will seek approval of biosimilar, and/or interchangeable, versions of our product that could result in lower prices for our products.

We believe that, if any of our product candidates are approved as a biological product under a BLA, it should qualify for the 12-year period of exclusivity. However, there is a risk that the FDA could approve biosimilar applicants for other reference products that no longer have such exclusivity, thus potentially creating the opportunity for greater competition sooner than anticipated.

We may also face competition from unapproved stem cell therapies performed by treatment centers that do not comply with FDA requirements. Despite FDA’s successful enforcement against unapproved stem cell treatments in the federal courts (United States v. Regenerative Sciences, LLC (2014 D.C. Cir.), United States v. U.S. Stem Cell Clinic LLC (2021 11th Cir.) and United States v. California Stem Cell Treatment Center, Inc. (2024 9th Cir. cert. denied) thousands of clinics continue to offer unapproved stem cell therapies due to high demand, FDA enforcement limitations, and tactical rebranding to avoid FDA enforcement action. FDA lacks the resources to bring enforcement actions against thousands of individual small-office clinics simultaneously. Therefore, we could face competition from stem cell clinics that would not be required to undergo the costly and time-consuming FDA approval and compliance process.

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

We rely on information technology systems to keep financial records, maintain laboratory and corporate records, communicate with staff and external parties and operate other critical functions. Any significant degradation or failure of these computer systems could cause us to inaccurately calculate or lose data. Despite the implementation of security measures, these internal computer systems and those used by our clinical investigators, clinical research organizations, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. The techniques that could be used by criminal elements or foreign governments to attack these computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. While we have not experienced any such system failure, theft of information, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our clinical development activities. For example, the loss of clinical trial data from historical or future clinical trials could result in delays in regulatory approval efforts and significantly increase costs to recover or reproduce the data. To the extent that any disruption, theft of information, or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the clinical development and future development of our product candidates could be delayed.

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

We manufactured a commercial product as a contract manufacturer for a third-party company. While we believe the product we manufactured for the third party was intended for cosmetic uses, we (as the contract manufacturer) did not ultimately have control over how the product was marketed. It is possible that the FDA could determine, based on how the product was marketed (among other considerations), that it was intended for unapproved therapeutic use(s), which could result in the temporary or permanent suspension of manufacturing and/or commercialization of the product and/or a wide range of enforcement actions, such as warning letters, recall, ‘dear doctor’ letters, and others. If the FDA takes enforcement action against the third party or us in connection with this product, or against others for whom we may serve in the future as a contract manufacturer, it could have an adverse impact on our operations and/or harm our reputation as a biologics company.

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

Our common stock is listed on Nasdaq. However, no assurance can be given that an active market for our common stock will be sustained. In addition, although there have been market makers in our common stock, we cannot assure that these market makers will continue to make a market in our securities or that other factors outside of our control will not cause them to stop market making in our securities. Making a market in securities involves maintaining bid and ask quotations and being able to effect transactions in reasonable quantities at those quoted prices, subject to various securities laws and other regulatory requirements. Furthermore, the development and maintenance of a public trading market depends upon the existence of willing buyers and sellers, the presence of which is not within our control or that of any market maker. Market makers are not required to maintain a continuous two-sided market, are required to honor firm quotations for only a limited number of securities, and are free to withdraw firm quotations at any time. Even with a market maker, factors such as our past losses from operations and the small size of our company mean that there can be no assurance of an active and liquid market for our securities developing in the foreseeable future. Even if there is a market for our securities, we cannot assure that securityholders will be able to resell their securities at any price. See “Risks Associated with Our Nasdaq Listing.”

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

We currently have authorization to issue up to 75,000,000 shares of common stock of which, as of March 23, 2026, 25,478,170 shares were issued and outstanding. Until May 2026, we will be restricted from issuing additional shares of our common stock in the future, including securities convertible into, or exchangeable or exercisable for, shares of our common stock, subject to certain exceptions. Beginning in May 2026, we will no longer be so restricted.

Pursuant to our November 2021 public offering of securities, we issued warrants for the purchase of an aggregate of 2,645,000 shares of common stock (of which warrants for the purchase of an aggregate of 1,675,000 shares of common stock have been exercised and warrants for the purchase of 970,000 shares of common stock remain outstanding) as well as underwriter warrants for the purchase of 235,970 shares of common stock. We have an effective registration statement on Form S-3 under the Securities Act registering the issuance of such shares. The shares issuable pursuant to the registration statement on Form S-3 will be freely tradable in the public market, except for shares held by affiliates. In addition, in connection with the public offering and pursuant to exchange agreements entered into with holders of convertible notes and warrants, we issued an aggregate of 313,789 shares of common stock and warrants for the purchase of an aggregate of 1,856,938 shares of common stock (of which warrants for the purchase of an aggregate of 1,676,580 shares of common stock have been exercised). The shares of common stock issued to such holders are eligible for resale in the open market (subject to Rule 144 volume limitations applicable to affiliates), potentially causing sales in the market to increase and our stock price to decline. We have registered the resale of the shares of common stock issuable upon exercise of such warrants.

In addition, in February 2024, in connection with certain warrant exercises, we issued warrants for the purchase of an aggregate of 2,513,686 shares of common stock. We have registered the resale of the shares of common stock underlying such warrants.

We also have effective registration statements on Form S-8 under the Securities Act registering an aggregate of 9,850,000 shares of our common stock issuable under our 2021 Stock Incentive Plan, or the 2021 Plan (of which 349,046 shares have been issued). As of March 23, 2026, options to purchase 5,229,325 shares of our common stock were outstanding under the 2021 Plan and 4,271,629 shares of our common stock were available for grant under the 2021 Plan. The shares issued and issuable pursuant to the registration statements on Form S-8 will be freely tradable in the public market, except for shares held by affiliates. We may include a resale prospectus in a registration statement on Form S-8 with regard to the 2021 Plan covering the resale of the shares issuable to Messrs. Alstodt and Silva (and other affiliates) upon their exercise of options held by them and shares issued to them upon the vesting of restricted stock units, or RSUs, issued to them. The resale of such shares will be currently subject to the volume limitations imposed by Rule 144.

We also have an effective registration statement on Form S-1 with regard to the resale of up to 508,592 shares of our common stock issuable upon the exercise of warrants.

Pursuant to our February 2026 public offering of securities, we issued warrants for the purchase of an aggregate of 14,285,715 shares of common stock, pre-funded warrants for the purchase of an aggregate of 1,725,000 shares of common stock (all of which have been exercised) and placement agent warrants for the purchase of 1,000,000 shares of common stock. We have an effective registration statement on Form S-1 under the Securities Act registering the issuance of such shares. The shares issuable pursuant to the registration statement on Form S-1 will be freely tradable in the public market, except for shares held by affiliates.

As of March 23, 2026, there were outstanding in the aggregate (i) warrants to purchase up to 19,780,753 shares of our common stock at a weighted average exercise price of $1.39 per share; and (ii) options to purchase up to 5,229,325 shares of our common stock at a weighted average exercise price of $2.58 per share. The issuance of shares of common stock upon the exercise of the above warrants and options would dilute the ownership of our stockholders.

The sale of a substantial number of shares of our common stock or securities convertible into, or exchangeable or exercisable for, shares of our common stock, whether directly by us in future offerings or by our existing securityholders in the secondary market, the perception that such issuances or resales could occur or the availability for future issuances or resale of shares of our common stock or securities convertible into, or exchangeable or exercisable for, shares of our common stock could materially and adversely affect the market price of our securities and our ability to raise capital through future offerings of equity or equity-related securities on attractive terms or at all.

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

The SEC has adopted regulations which define a “penny stock” to be any equity security that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Unless exempt, the rules require the delivery, prior to any transaction involving a penny stock by a retail customer, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker/dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The market price for shares of our common stock is currently below $5.00 and we do not satisfy any of the exceptions to the SEC’s definition of penny stock. Accordingly, our common stock is currently classified as a penny stock. As a result of the penny stock restrictions, brokers or potential investors may be reluctant to trade in our securities, which may result in less liquidity for our shares.

Anti-takeover provisions and the regulations to which we may be subject may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to our securityholders.

We are incorporated in Nevada. Anti-takeover provisions in Nevada law and our articles of incorporation and bylaws could make it more difficult for a third party to acquire control of us and may prevent stockholders from receiving a premium for their securities. Our certificate of incorporation provides that our Board of Directors may issue up to 20,000,000 shares of preferred stock (less the 1,398,158 shares of preferred stock previously issued), in one or more series, without stockholder approval and with such terms, preferences, rights and privileges as the Board of Directors may deem appropriate. No shares of preferred stock are currently issued and outstanding. These provisions and other factors may hinder or prevent a change in control, even if the change in control would be perceived as beneficial to, or sought by, our other stockholders.

Risks Associated with Our Nasdaq Listing

We cannot assure you that we will be able to comply with the minimum bid price requirement of Nasdaq.

Although the market price of our common stock satisfied the initial listing minimum bid price requirement for Nasdaq, there can be no assurance that the market price of our common stock will increase to, or remain at, the $1.00 per share level required for continuing compliance with that requirement. There are many factors, such as negative financial or operational results, that could adversely affect the market price of our common stock and jeopardize our ability to maintain Nasdaq’s minimum bid price requirement. On March 23, 2026, the last reported sale price of our common stock was $0.33 per share.

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

Our failure to meet the continued listing standards of Nasdaq could result in a delisting of our common stock.

On March 26, 2026, we received a notice from Nasdaq notifying us that, because the closing bid price for our shares of common stock was less than $1.00 per share for 30 consecutive business days, we were no longer in compliance with the minimum bid price requirement for continued listing on Nasdaq. Rule 5550(a)(2) of Nasdaq’s Marketplace Rules, or the Nasdaq Rules, requires listed securities to maintain a minimum bid price of $1.00 per share, and Rule 5810(c)(3)(A) of the Nasdaq Rules provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.

Pursuant to Rule 5810(c)(3)(A) of the Nasdaq Rules, we have been provided an initial compliance period of 180 calendar days, or until September 22, 2026, to regain compliance with the minimum bid price requirement. If we do not regain compliance with the minimum bid price requirement by September 22, 2026, we may be afforded a second 180 calendar day grace period. To qualify, we would be required to meet the continued listing requirements for market value of publicly held shares and all other standards for initial listing on the Nasdaq Capital Market, with the exception of the minimum bid price requirement. In addition, we would be required to provide written notice of our intention to cure the minimum bid price deficiency during this second 180-day compliance period by effecting a reverse stock split, if necessary.

If it appears to the staff of Nasdaq that we will not be able to cure the deficiency in connection with the minimum bid price requirement, or if we are otherwise not eligible for the additional compliance period, and we do not regain compliance by September 22, 2026 for the minimum bid price requirement, Nasdaq will provide written notification to us that our shares of common stock are subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Rules.

Delisting from the Nasdaq Capital Market may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of institutional investors or interest in business development opportunities.

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

Holders

As of March 23, 2026, there were 343 record holders of our shares of common stock.

Dividends

Not applicable.

Recent Sales of Unregistered Securities

		Warrants
Date Issued	Common Stock	Shares	Exercise Price	Term (Years)	Purchaser(s)	Consideration (1)
10/8/25	-	508,592	$2.75	5	(2)	$361,409	(3)
10/8/25	-	35,062	$2.75	5	(4)	$38,761	(5)

(1) The value of the non-cash consideration was estimated to be the fair value of our restricted common stock. Since our shares are thinly traded in the open market, the fair value of our equity instruments was estimated by management based on observations of the cash sales prices of both restricted shares and freely tradable shares.

(2) Accredited investor.

(3) The warrants were issued pursuant to a private placement concurrently with the sale of an aggregate of 678,125 shares of common stock in a registered direct offering for aggregate gross proceeds of approximately $1.1 million.

(4) Placement Agent.

(5) Issued as compensation to the placement agent in connection with the sale of common stock and warrants.

Issuer Purchases of Equity Securities

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated results of operations and financial condition of BioRestorative Therapies, Inc. as of December 31, 2025 and 2024 and for the years ended December 31, 2025 and 2024 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report following Item 16 (“Form 10-K Summary”). References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “us,” “we,” “our,” and similar terms refer to BioRestorative Therapies, Inc. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions that may be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to Item 1A of this Annual Report (“Risk Factors”) for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

We develop therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells.

We are currently pursuing our Disc/Spine Program with our initial investigational therapeutic product being called BRTX-100. In March 2022, a United States patent issued in our Disc/Spine Program. We are conducting a Phase 2 clinical trial investigating the use of BRTX-100 in the treatment of chronic lower back pain arising from degenerative disc disease. We have obtained an exclusive license to use technology for investigational adult stem cell treatment of disc and spine conditions, including protruding and bulging lumbar discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the leg and foot.

We are also developing our ThermoStem Program. This pre-clinical program involves the use of brown adipose (fat) in connection with the cell-based treatment of type 2 diabetes and obesity as well as hypertension, other metabolic disorders and cardiac deficiencies. United States patents related to the ThermoStem Program were issued in September 2015, January 2019, March 2020, March 2021, July 2021, June 2023 and December 2023; Australian patents related to the ThermoStem Program were issued in April 2017, October 2019 and August 2021; Japanese patents related to the ThermoStem Program were issued in December 2017, June 2021, February 2022 June 2023, July 2024 and September 2025; Israeli patents related to our ThermoStem Program were issued in October 2019, May 2020, March 2022 and March 2025; and European patents related to the ThermoStem Program were issued in April 2020, January 2021, July 2023 and March 2025.

We operate a commercial biocosmeceutical platform. Our current commercial product, formulated and manufactured using our cGMP ISO-7 certified clean room, is a cell-based secretome containing exosomes, proteins and growth factors. This proprietary biologic serum has been specifically engineered by us to reduce the appearance of fine lines and wrinkles and bring forth other areas of cosmetic effectiveness. Moving forward, we also intend to explore the potential of expanding our commercial offering to include a broader family of cell-based biologic aesthetic products and therapeutics via IND-enabling studies, with the aim of pioneering FDA approvals in the emerging biocosmeceuticals space.

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

As of December 31, 2025, our accumulated deficit was $169,920,690. We have historically only generated a modest amount of revenue, and our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

In November 2024, we entered into an At The Market Offering Agreement with Rodman & Renshaw, LLC, or Rodman, under which we had the ability to issue and sell shares of our common stock, from time to time, through Rodman, up to an aggregate offering price of approximately $3,614,000 in an ATM program. During the year ended December 31, 2025, we sold 965,424 shares of our common stock under the ATM program with Rodman at a weighted-average gross price of approximately $2.08 per share and raised approximately $2.0 million of gross proceeds. We received net proceeds of approximately $1.8 million. We currently may not sell any shares of common stock under the ATM program with Rodman.

In October 2025, we sold 678,125 shares of our common stock in a registered direct offering. We received net proceeds of approximately $0.9 million from the offering.

In February 2026, we sold 12,560,715 shares of our common stock, pre-funded warrants to purchase 1,725,000 shares of our common stock (which have been exercised in full) and warrants for the purchase of 14,285,715 shares of our common stock in a public offering. We received net proceeds of approximately $4.5 million from the offering.

For the year ended December 31, 2025, we had a net loss of $14.2 million and negative cash flows from operations of $10.8 million and, as of December 31, 2025, we had a working capital deficit of $0.6 million. We anticipate that we will continue to incur net losses and negative cash flows from operations as we execute our development plans for 2026 and beyond, as well as other potential strategic and business development initiatives. These conditions raise substantial doubt about our ability to continue as a going concern for at least twelve months after the issuance date of the financial statements included in this Annual Report. We will require significant additional funding to complete our clinical trials using BRTX-100. We will require a substantial amount of additional funding to implement our other programs as discussed in this Annual Report under the caption Item 1 (“Business”), including our metabolic ThermoStem Program, and fund general operations. No assurance can be given that the amount of funding that we anticipate may be required for such purposes is correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise.

Consolidated Results of Operations

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

The following table presents selected items in our consolidated statements of operations for the years ended December 31, 2025 and 2024, respectively:

	For the Years Ended
	December 31,
	2025	2024

Revenues	$359,700	$401,000
Cost of goods sold	23,844	28,072
Gross profit	335,856	372,928

Operating Expenses:
Research and development	10,094,671	6,706,913
General and administrative	5,888,317	5,221,209
Total Operating Expenses	15,982,988	11,928,122
Loss From Operations	(15,647,132)	(11,555,194)

Other Income (Expense):
Interest income, net	266,207	616,077
Other income	17,448	150,850
Gain on exchange of warrants	-	1,711,698
Change in fair value of warrant liabilities	1,121,502	97,188
Total Other Income	1,405,157	2,575,813
Net Loss	$(14,241,975)	$(8,979,381)

Revenues

For the years ended December 31, 2025 and 2024, we generated $59,700 and $101,000, respectively, of royalty revenue in connection with our sublicense agreement with the stem cell treatment company. The decrease was primarily due to a decrease in disc procedures.

For each of the years ended December 31, 2025 and 2024, we generated $300,000 of cosmetic product sales revenue in connection with our supply agreement with Cartessa Aesthetics, LLC.

Research and development

Research and development expenses include cash and non-cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the year ended December 31, 2025, research and development expenses increased by $3,387,758, or 51%, to $10,094,671 compared to $6,706,913 for the year ended December 31, 2024. The increase was primarily the result of an increase in recruitment and other costs for our Phase 2 clinical trial of $2,682,474, an increase of general lab supplies expense of $485,166, and an increase in stock-based compensation expense of $165,849, partially offset by a decrease in bonus expense of $33,996 and a decrease in headcount costs of $9,851.

We expect that our research and development expenses will continue to increase with the continuation of the aforementioned initiatives.

General and administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and stock-based compensation to employees (excluding any cash or non-cash compensation of our Vice President of Research and Development and our laboratory staff), as well as corporate expenses such as legal and professional fees, investor relations and occupancy related expenses. For the year ended December 31, 2025, general and administrative expenses increased by $667,108, or 13%, to $5,888,317 from $5,221,209 for the year ended December 31, 2024. The increase was primarily driven by an increase in stock-based compensation expense of $347,212, an increase in headcount costs of $212,274, an increase in consulting expense of $130,453, and an increase in professional fees of $31,241.

We expect that our general and administrative expenses related to operations will continue to increase as we expand our staff, develop our infrastructure and incur additional costs to support the growth of our business.

Interest income, net

For the year ended December 31, 2025, interest income, net of interest expense decreased $349,870, or 57%, to $266,207 from $616,077 for the year ended December 31, 2024. The change was primarily due to a decrease in interest income from the investments held in marketable securities due to a lower average balance of the marketable securities during 2025 as compared to 2024.

Other income

For the year ended December 31, 2025, other income decreased $133,402, or 88%, to $17,448 from $150,850 for the year ended December 31, 2024. The change was primarily due to a one-time payment received in the 2024 period in connection with the development of our biocosmeceuticals product line.

Gain on Exchange of Warrants

For the year ended December 31, 2024, we recognized a gain on exchange of warrants of $1,711,698 related to the issuance of warrants and common stock in exchange for the cancellation of existing warrants. There was no gain on exchange of warrants for the year ended December 31, 2025.

Change in fair value of warrant liabilities

For the year ended December 31, 2025, we recognized a gain on the change in fair value of warrant liabilities of $1,121,502 related to the reduction in the fair value of the warrants that are accounted for as warrant liabilities. For the year ended December 31, 2024, we recognized a gain on the change in fair value of warrant liabilities of $97,188 related to the reduction in the fair value of the warrants that are accounted for as warrant liabilities.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	December 31,
	2025	2024

Cash and cash equivalents	$1,511,188	$547,890
Investments held in marketable securities	$1,441,734	$10,184,701
Working capital (deficit)	$(586,029)	$7,395,815

Working capital decreased by $7,981,844 primarily due to $10,788,963 of cash used to fund our operations and a $8,742,967 decrease in marketable securities, offset by $8,897,470 of cash provided by investing activities and $2,854,791 of cash provided by financing activities.

Availability of Additional Funds

For the year ended December 31, 2025, we had a net loss of $14.2 million and negative cash flows from operations of $10.8 million and, as of December 31, 2025, we had a working capital deficit of $0.6 million. We anticipate that we will continue to incur net losses and negative cash flows from operations as we execute our development plans for 2026 and beyond, as well as other potential strategic and business development initiatives. Based on these conditions, we believe we do not have sufficient cash for at least twelve months after the issuance date of the financial statements included in this Annual Report which raises substantial doubt about our ability to continue as a going concern.

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

Public Offerings

In October 2025, we sold 678,125 shares of our common stock in a registered direct offering. We received net proceeds of approximately $0.9 million from the offering.

In February 2026, we sold 12,560,715 shares of our common stock, pre-funded warrants to purchase 1,725,000 shares of our common stock (all of which have been exercised) and warrants for the purchase of 14,285,715 shares of our common stock in a public offering. We received net proceeds of approximately $4.5 million from the offering.

Cash Flows

During the years ended December 31, 2025 and 2024, our sources and uses of cash were as follows:

	Year Ended December 31,
	2025	2024

Net Cash Used In Operating Activities	$(10,788,963)	$(8,230,346)
Net Cash Provided By Investing Activities	$8,897,470	$514,529
Net Cash Provided By Financing Activities	$2,854,791	$7,379,330
Net Increase (Decrease) in Cash	$963,298	$(336,487)

Net Cash Used in Operating Activities

Net cash used in operating activities was $10,788,963 for the year ended December 31, 2025, primarily due to cash used to fund the net loss of $14,241,975, partially offset by net non-cash expenses of $2,143,536 and $1,309,476 of cash provided by changes in our operating assets and liabilities. Net cash used in operating activities was $8,230,346 for the year ended December 31, 2024, primarily due to cash used to fund the net loss of $8,979,381 partially offset by net non-cash expenses of $720,382 and $28,653 of cash provided by changes in operating assets and liabilities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $8,897,470 for the year ended December 31, 2025 primarily due to the sale of marketable securities which provided $11,692,686 of cash, offset by the purchase of marketable securities which used $2,679,147 of cash and purchases of equipment which used $116,069 of cash. Net cash provided by investing activities was $514,529 for the year ended December 31, 2024 primarily due to the sale of marketable securities which provided $21,508,641 of cash, offset by the purchase of marketable securities which used $20,887,923 of cash and purchases of equipment which used $106,189 of cash.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2,854,791 for the year ended December 31, 2025 due to net proceeds of $2,918,297 received in connection with the issuance of common stock pursuant to the 2024 ATM offering and an October 2025 registered direct offering and $41,165 due to the exercise of stock options, partially offset by the payment of deferred offering costs of $99,973 and repayment of financed insurance premiums of $4,698, compared to $7,379,330 net cash provided by financing activities for the year ended December 31, 2024 due to net proceeds of $7,528,027 received in connection with the exercise and issuance of warrants, partially offset by the payment of deferred offering costs of $148,697.

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

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements for the years ended December 31, 2025 and 2024 included elsewhere in this Annual Report following Item 16 (“Form 10-K Summary”).

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2025.

Management has completed such evaluation and has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of December 31, 2025 were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2025 was not effective.

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission, or the SEC, that exempt smaller reporting companies from this requirement.

Changes in Internal Control Over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting that occurred during our fourth quarter of 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Notice of Delisting or Failure to Satisfy a Continuing Listing Rule or Standard; Transfer of Listing.

On March 26, 2026, we received a notice from Nasdaq indicating that we have failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires that companies listed on Nasdaq maintain a minimum closing bid price of at least $1.00 per share.

Under Nasdaq Listing Rule 5810(c)(3)(A), we have a 180 calendar day grace period, or until September 22, 2026, to regain compliance by meeting the continued listing standard. The continued listing standard will be met if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180 calendar day grace period.

If we are not in compliance by September 22, 2026, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary.

If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. At that time, we may appeal the Nasdaq Staff’s determination to a Nasdaq Hearings Panel.

We intend to monitor the closing bid price of our common stock and consider our available options to resolve the noncompliance with the minimum bid price requirement, including effecting a reverse split of our common stock.

There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with the other Nasdaq listing criteria.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Information regarding our directors and executive officers is set forth below. Each of our officers devotes his full business time in providing services on our behalf.

Name	Age	Positions Held
Lance Alstodt	55	Chief Executive Officer, President and Chairman of the Board
Francisco Silva	51	Vice President of Research and Development, Secretary and Director
Robert E. Kristal	59	Chief Financial Officer
Nickolay Kukekov, Ph.D.	52	Director, Compensation Committee Chair
Patrick F. Williams	53	Director, Audit Committee Chair
David Rosa	62	Director, Nominating Committee Chair

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

Nickolay Kukekov, Ph.D.

Nickolay Kukekov, Ph.D. has served as one of our directors since March 2021 and Chair of our Board’s Compensation Committee since November 2021. For more than the past fifteen years, Dr. Kukekov has held a number of healthcare investment banking positions. He has served as Senior Managing Director of Paulson Investment Company, LLC since 2020. From 2012 to 2020, Dr. Kukekov was a founding partner of Highline Research Advisors LLC. He served as a Managing Director of Summer Street Research Partners from 2010 to 2012. From 2007 to 2009, Dr. Kukekov was a Managing Director of Paramount Capital. He served as a Vice President of Rodman & Renshaw from 2006 to 2007. He serves as a director of Brain Scientific, Inc. and Omnia Wellness Inc. whose shares are publicly traded. Dr. Kukekov received a Bachelor of Arts degree in molecular, cellular and developmental biology from the University of Colorado at Boulder and a Ph.D. in neuroscience from Columbia University College of Physicians and Surgeons. We believe that Dr. Kukekov’s extensive experience in the investment banking field relating to the healthcare sector and his strong background in regenerative medicine give him the qualifications to serve as one of our directors.

Patrick F. Williams

Patrick F. Williams has served as one of our directors and Chair of our Board’s Audit Committee since November 2021. Mr. Williams has more than 25 years of experience across medical device, consumer product goods and technology sectors. Appointed as Chief Financial Officer of NeuroPace Inc., or NeuroPace, in June 2025, Mr. Williams is responsible for optimizing the financial performance of NeuroPace and ensuring the scalability of various functions to support high growth expansion. Mr. Williams served as Chief Financial Officer of STAAR Surgical Company from July 2020 to March 2025. From 2016 to 2019, he served as the Chief Financial Officer of Sientra, Inc. before transitioning to General Manager for its miraDry® business unit. From 2012 to 2016, Mr. Williams served as Chief Financial Officer of ZELTIQ Aesthetics, Inc., a publicly-traded medical device company that was acquired by Allergan. Previously, he served as Vice President in finance, strategy and investor relations roles from 2007 to 2012 at NuVasive, Inc., a San-Diego based medical device company servicing the spine sector. He has also held finance roles with Callaway Golf and Kyocera Wireless. Mr. Williams received an MBA in Finance and Management from San Diego State University and a Bachelor of Arts in Economics from the University of California, San Diego. We believe that Mr. Williams’ executive-level management experience with healthcare-related businesses, including his financial management expertise, give him the qualifications to serve as one of our directors.

David Rosa

David Rosa has served as one of our directors and Chair of our Board’s Nominating Committee since November 2021. Mr. Rosa has served as the Chief Executive Officer, President and a director of NeuroOne Medical Technologies Corporation, or NeuroOne (Nasdaq: NMTC), since July 2017 and served as Chief Executive Officer and a director of NeuroOne, Inc., formerly its wholly-owned subsidiary, from October 2016 until December 2019, when NeuroOne, Inc. merged with and into NeuroOne. NeuroOne is committed to providing minimally invasive and hi-definition solutions for EEG recording, brain stimulation and ablation solutions for patients suffering from epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders that may improve patient outcomes and reduce procedural costs. From November 2009 to November 2015, Mr. Rosa served as the Chief Executive Officer and President of Sunshine Heart, Inc., n/k/a CHF Solutions, Inc. (Nasdaq: CHFS), a publicly-held early-stage medical device company. From 2008 to November 2009, he served as Chief Executive Officer of Milksmart, Inc., a company that specializes in medical devices for animals. From 2004 to 2008, Mr. Rosa served as the Vice President of Global Marketing for Cardiac Surgery and Cardiology at St. Jude Medical, Inc. He serves as a director on the board of directors of Biotricity Inc. (Nasdaq:BTCY) and Healthcare Triangle, Inc. (Nasdaq:HCTI). Mr. Rosa previously served as Chairman of Neuro Event Labs, a privately-held company in Finland, and is an Advisory Board member of SYNAPS Dx, a privately-held company in Bethesda, Maryland. We believe that Mr. Rosa’s senior leadership experience in the medical device industry and his strong technical, strategic, and operational expertise give him the qualifications to serve as one of our directors.

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

Name	Class	Term Expires

Lance Alstodt	III	2026
Francisco Silva	II	2028
Nickolay Kukekov	I	2027
Patrick F. Williams	III	2026
David Rosa	II	2028

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

Delinquent Section 16(a) Beneficial Ownership Reports

Section 16 of the Exchange Act requires that reports of beneficial ownership of common stock and changes in such ownership be filed with the SEC by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2025. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the SEC, during the fiscal year ended December 31, 2025, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that each of Messrs. Alstodt and Silva filed a Form 4 late (reporting one transaction).

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

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2025 and 2024 by (i) our principal executive officer, and (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as an executive officer as of December 31, 2025 and whose total compensation for the 2025 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the Named Executive Officers):

Name and Principal Position	Year	Salary	Bonus		Stock Awards(1)	Option Awards(1)	All Other Compensation	Total
Lance Alstodt	2025	$596,666	$-	(2)	$-	$1,512,500	$-	$2,109,167
Chief Executive Officer	2024	$539,583	$275,000	(3)	$-	$500,000	$-	$1,314,583

Francisco Silva	2025	$566,666	$-	(2)	-	$1,468,750	-	$2,035,416
VP, Research and Development	2024	$514,583	$262,500	(3)	$-	$450,000	$-	$1,227,083

Robert Kristal	2025	$343,750	$-	(2)	$-	$318,000	$-	$661,750
Chief Financial Officer	2024	$293,752	$90,000	(3)	$-	$300,000	$-	$683,752

(1)	Amounts reflect the aggregate grant date fair value of grants made in the fiscal year computed in accordance with stock-based accounting rules (FASB ASC Topic 718-Stock Compensation). Assumptions used in the calculations of these amounts are included in Note 6 to our consolidated financial statements included in this Annual Report.
(2)	No determination has yet been made as to the amount of the discretionary bonus in consideration of 2025 services.
(3)	The 2024 Bonus amount represents a discretionary bonus in consideration of 2024 services which was paid in 2025.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2025 to the Named Executive Officers:

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Lance Alstodt	293,479	-		-	$5.08	3/18/31	-	$-	-	$-

Lance Alstodt	42,059	-		-	$5.08	11/4/31	-	$-	-	$-

Lance Alstodt	106,762	-		-	$2.91	2/17/33	-	$-	-	$-

Lance Alstodt	328,947	109,649	(1)	-	$1.45	2/13/34	-	$-	-	$-

Lance Alstodt	395,943	395,942	(2)	-	$2.46	2/14/35	-	$-	-	$-

Francisco Silva	15	-			$3,000	6/10/26	-	$-	-	$-

Francisco Silva	20	-			$3,000	7/12/27	-	$-	-	$-

Francisco Silva	25	-			$3,000	10/29/28	-	$-	-	$-

Francisco Silva	293,479	-		-	$5.08	3/18/31	-	$-	-	$-

Francisco Silva	42,059	-		-	$5.08	11/4/31	-	$-	-	$-

Francisco Silva	106,762	-		-	$2.91	2/17/33	-	$-	-	$-

Francisco Silva	296,053	98,684	(1)	-	$1.45	2/13/34	-	$-	-	$-

Francisco Silva	384,490	384,489	(2)	-	$2.46	2/14/35	-	$-	-	$-

Robert Kristal	10,490	-		-	$5.08	11/4/31	-	$-	-	$-

Robert Kristal	88,968	-		-	$2.91	2/17/33	-	$-	-	$-

Robert Kristal	197,369	65,789	(1)	-	$1.45	2/13/34	-	$-	-	$-

Robert Kristal	83,246	83,246	(2)	-	$2.46	2/14/35	-	$-	-	$-

(1)	Option becomes exercisable in four nearly equal quarterly installments beginning on February 13, 2025.

(2)	Option becomes exercisable in eight nearly equal quarterly installments beginning on February 14, 2026.

Employment Agreements

Lance Alstodt

Effective November 16, 2020, Mr. Alstodt was elected our Chief Executive Officer, President and Chairman of the Board. On March 18, 2021, we entered into an employment agreement with Mr. Alstodt which provided for a term ending on March 18, 2026. The agreement expired on such date. Pursuant to the employment agreement, at the time of its expiration, Mr. Alstodt was entitled to receive an annual salary of $600,000 (giving effect to a $150,000 performance salary increase received in November 2021 and $50,000 annual increases in salary pursuant to his employment agreement).

Francisco Silva

On March 18, 2021, we and Mr. Silva entered into an employment agreement which provided for a term ending on March 18, 2026. The agreement expired on such date. Pursuant to the employment agreement, at the time of its expiration, Mr. Silva was entitled to receive an annual salary of $575,000 (giving effect to a $150,000 performance salary increase received in November 2021 and $50,000 annual increases in salary pursuant to his employment agreement).

Director Compensation

The following table sets forth certain information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2025:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Nickolay Kukekov	$35,000	$-	$100,001	(1)	$-	$-	$-	$135,001
Patrick F. Williams	$35,000	$-	$100,001	(2)	$-	$-	$-	$135,001
David Rosa	$35,000	$-	$100,001	(3)	$-	$-	$-	$135,001

(1)	As of December 31, 2025, Dr. Kukekov held options for the purchase of 189,542 shares of common stock.

(2)	As of December 31, 2025, Mr. Williams held options for the purchase of 174,796 shares of common stock.

(3)	As of December 31, 2025, Mr. Rosa held options for the purchase of 174,796 shares of common stock.

Dr. Kukekov and Messrs. Williams and Rosa, our non-employee directors, as compensation for their services as a director, are entitled to receive per annum $35,000 in cash and $100,000 in option grants.

Equity Award Grant Practices

Equity awards are discretionary and are generally granted to our named executive officers in the second or third week of February each year. In certain circumstances, including the hiring or promotion of an officer, the Compensation Committee may approve grants to be effective at other times. The Compensation Committee did not take material nonpublic information into account when determining the timing and terms of equity awards in 2025, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Stockholders

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of March 23, 2026, known by us, through transfer agent records and reports filed with the SEC, to be held by: (i) each person who beneficially owns 5% or more of the shares of common stock then outstanding; (ii) each of our directors; (iii) each of our Named Executive Officers (as defined above); and (iv) all of our directors and executive officers as a group.

The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act. To our knowledge, and unless otherwise indicated, each stockholder has sole voting power and investment power over the shares listed as beneficially owned by such stockholder, subject to community property laws where applicable. Percentage ownership is based on 25,478,170 shares of common stock.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Approximate Percent of Class
Directors and Executive Officers
Lance Alstodt(1)	1,520,217	(2)	5.7%
Francisco Silva(1)	1,463,606	(3)	5.5%
Robert Kristal(1)	441,773	(4)	1.7%
Nickolay Kukekov	189,542	(5)	*
Patrick F. Williams	174,796	(5)	*
David Rosa	174,796	(5)	*
All directors and executive officers as a group (6 persons)	3,964,730	(6)	13.6%
Certain Beneficial Owners
Alta Partners LLC (7)	1,787,163	(8)	7.0%
Auctus Fund, LLC(9)
Auctus Fund Management LLC(9)
Alfred Sollami(9)
Louis Posner(9)	2,670,211	(10)	9.99%

*	Less than 1%

(1)	Address is c/o BioRestorative Therapies, Inc., 40 Marcus Drive, Suite One, Melville, New York 11747.

(2)	Includes 1,332,720 shares of common stock issuable upon the exercise of options and warrants that are exercisable currently or within 60 days.

(3)	Includes 1,280,086 shares of common stock issuable upon the exercise of options and warrants that are exercisable currently or within 60 days and 12,136 shares of common stock held by Mr. Silva in a retirement account.

(4)	Includes 433,779 shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days.

(5)	Represents shares of common stock issuable upon the exercise of options that are exercisable currently or within 60 days.

(6)	Includes 3,585,719 shares of common stock issuable upon the exercise of options and warrants that are exercisable currently or within 60 days.

(7)	Address is 1205 Franklin Avenue, Garden City, New York

(8)	Based upon Schedule 13G filed with the SEC. Excludes shares underlying warrants which are not exercisable.

(9)	Address is 545 Boylston Street, 2nd Floor, Boston, Massachusetts 02116.

(10)	Based upon Amendment No. 6 to Schedule 13G filed with the SEC, other filings made with the SEC and otherwise known to us. Auctus holds warrants for the purchase of up to 3,042,256 shares of our common stock. However, such warrants are not exercisable for the purchase of our common stock, to the extent Auctus would beneficially own, after such exercise, more than 9.99% (or, with respect to certain of the warrants, 4.99%) of our outstanding shares of common stock. Auctus has advised that, as of March 23, 2026, it owned 1,419,536 shares of common stock, which represented approximately 5.6% of the then 25,478,170 outstanding shares of common stock. Based upon the foregoing, as of March 23, 2026, Auctus’ warrants were exercisable for the purchase of 1,250,675 shares of common stock. Without the beneficial limitation discussed above, Auctus would have beneficial ownership of 4,461,792 shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2025 with respect to compensation plans (including individual compensation arrangements) under which our common stock are authorized for issuance, aggregated as follows:

●	All compensation plans previously approved by security holders; and

●	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	5,266,600	$2.57	4,234,354
Total	5,266,600	$2.57	4,234,354

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

CBIZ CPAs P.C. served as our independent registered public accountants for the year ended December 31, 2025.

Marcum LLP served as our independent registered public accountants for the year ended December 31, 2024.

The following is a summary of the fees billed or expected to be billed to us by CBIZ CPAs P.C. and Marcum LLP, our independent registered public accountants, for professional services rendered with respect to the fiscal years ended December 31, 2025 and 2024, respectively:

	2025	2024
	CBIZ CPAs P.C.	Marcum LLP

Audit Fees (1)	$220,000	$173,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
	$220,000	$173,000

(1)	Audit Fees consist of fees billed and expected to be billed for professional services rendered for the audit of the Company’s annual financial statements, review of the interim financial statements included in quarterly reports, and services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings, including registration statements filed with the Securities and Exchange Commission.

(2)	Audit-Related Fees consist of fees for services that are traditionally performed by the independent registered public accounting firm, including fees billed or accrued primarily for employee benefit plan audits and other attestation services.

(3)	Tax Fees consist of fees billed for professional services related to preparation of our U.S. federal and state income tax returns and tax advice.

(4)	All Other Fees consist of fees billed for products and services provided by our independent registered public accountants, other than those disclosed above.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated December 29, 2022, wherein such document is identified as Exhibit 3.3
3.2	Certificate of Designations of Series B Preferred Stock, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated December 29, 2022, wherein such document is identified as Exhibit 3.4
3.3	Bylaws, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated December 29, 2022, wherein such document is identified as Exhibit 3.5
4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, incorporated by reference to the registrant’s Amendment No. 2 to Annual Report on Form 10-K/A for the year ended December 31, 2023, wherein such document is identified as Exhibit 4.1
10.1	License Agreement, dated as of January 27, 2012, between Regenerative Sciences, LLC and BioRestorative Therapies, Inc. (“License Agreement”), incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.44
10.2	Amendment to License Agreement, dated March 21, 2012, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 10.45
10.3	Amendment to License Agreement, dated November 30, 2015, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, wherein such document is identified as Exhibit 10.20
10.4	Letter agreement, dated November 21, 2022, by and among BioRestorative Therapies, Inc., Regenerative Sciences, LLC and Regenexx, LLC with regard to License Agreement, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, wherein such document is identified as Exhibit 10.4
10.5	Lease, dated as of August 25, 2014, between BioRestorative Therapies, Inc. and 50 Republic Road, LLC, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated August 25, 2014, wherein such document is identified as Exhibit 99.1
10.6	Lease Amendment, dated as of June 4, 2019, between 50 Republic Road, LLC and BioRestorative Therapies, Inc., incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, wherein such document is identified as Exhibit 10.37
10.7	BioRestorative Therapies, Inc. 2021 Stock Incentive Plan, as amended*
10.8	Executive Employment Agreement, dated as of March 18, 2021, by and between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated March 18, 2021, wherein such document is identified as Exhibit 99.2

10.9	Executive Employment Agreement, dated as of March 18, 2021, by and between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated March 18, 2021, wherein such document is identified as Exhibit 99.3
10.10	Non-Qualified Stock Option Award Agreement, dated as of March 18, 2021, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated March 18, 2021, wherein such document is identified as Exhibit 99.4
10.11	Non-Qualified Stock Option Award Agreement, dated as of March 18, 2021, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated March 18, 2021, wherein such document is identified as Exhibit 99.5
10.12	Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated November 4, 2021, wherein such document is identified as Exhibit 99.1
10.13	Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated November 4, wherein such document is identified as Exhibit 99.2
10.14	Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Nickolay Kukekov, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.15
10.15	Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Patrick F. Williams, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.16
10.16	Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and David Rosa, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.17
10.17	Amendment No. 1 to Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.18
10.18	Amendment No. 1 to Non-Qualified Stock Option Award Agreement, dated as of November 4, 2021, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.19
10.19	Common Stock Purchase Warrant, dated November 9, 2021, issued by BioRestorative Therapies, Inc. pursuant to public offering, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.20

10.20	Common Stock Purchase Warrant, dated November 9, 2021, issued by BioRestorative Therapies, Inc. to Auctus Fund, LLC, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.21
10.21	Amendment No. 2 to Non-Qualified Stock Option Award Agreement, dated as of December 10, 2021, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.22
10.22	Amendment No. 2 to Non-Qualified Stock Option Award Agreement, dated as of December 10, 2021, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.23
10.23	Amendment No. 1 to Non-Qualified Stock Option Award Agreement, dated as of December 10, 2021, between BioRestorative Therapies, Inc. and Nickolay Kukekov, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.24
10.24	Amendment No. 1 to Non-Qualified Stock Option Award Agreement, dated as of December 10, 2021, between BioRestorative Therapies, Inc. and Patrick F. Williams, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.25
10.25	Amendment No. 1 to Non-Qualified Stock Option Award Agreement, dated as of December 10, 2021, between BioRestorative Therapies, Inc. and David Rosa, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, wherein such document is identified as Exhibit 10.26
10.26	Incentive Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, wherein such document is identified as Exhibit 10.28
10.27	Incentive Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, wherein such document is identified as Exhibit 10.29
10.28	Incentive Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and Robert Kristal, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, wherein such document is identified as Exhibit 10.30
10.29	Non-Qualified Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and Nickolay Kukekov, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, wherein such document is identified as Exhibit 10.32
10.30	Non-Qualified Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and Patrick F. Williams, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, wherein such document is identified as Exhibit 10.33

10.31	Non-Qualified Stock Option Award Agreement, dated as of February 17, 2023, between BioRestorative Therapies, Inc. and David Rosa, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, wherein such document is identified as Exhibit 10.34
10.32	Incentive Stock Option Award Agreement, dated as of February 13, 2024, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2023, wherein such document is identified as Exhibit 10.36
10.33	Incentive Stock Option Award Agreement, dated as of February 13, 2024, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2023, wherein such document is identified as Exhibit 10.37
10.34	Incentive Stock Option Award Agreement, dated as of February 13, 2024, between BioRestorative Therapies, Inc. and Robert Kristal, incorporated by reference to the registrant’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2023, wherein such document is identified as Exhibit 10.38
10.35	Non-Qualified Stock Option Award Agreement, dated as of February 13, 2024, between BioRestorative Therapies, Inc. and Nickolay Kukekov, incorporated by reference to the registrant’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2023, wherein such document is identified as Exhibit 10.40
10.36	Non-Qualified Stock Option Award Agreement, dated as of February 13, 2024, between BioRestorative Therapies, Inc. and Patrick F. Williams, incorporated by reference to the registrant’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2023, wherein such document is identified as Exhibit 10.41
10.37	Non-Qualified Stock Option Award Agreement, dated as of February 13, 2024, between BioRestorative Therapies, Inc. and David Rosa, incorporated by reference to the registrant’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2023, wherein such document is identified as Exhibit 10.42
10.38	At the Market Offering Agreement, dated as of November 6, 2024, by and between BioRestorative Therapies, Inc. and Rodman & Renshaw, LLC, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated November 1, 2024, wherein such document is identified as Exhibit 1.1
10.39	Incentive Stock Option Award Agreement, dated as of February 14, 2025, between BioRestorative Therapies, Inc. and Lance Alstodt, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, wherein such document is identified as Exhibit 10.40
10.40	Incentive Stock Option Award Agreement, dated as of February 14, 2025, between BioRestorative Therapies, Inc. and Francisco Silva, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, wherein such document is identified as Exhibit 10.41
10.41	Incentive Stock Option Award Agreement, dated as of February 14, 2025, between BioRestorative Therapies, Inc. and Robert Kristal, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, wherein such document is identified as Exhibit 10.42
10.42	Non-Qualified Stock Option Award Agreement, dated as of February 14, 2025, between BioRestorative Therapies, Inc. and Nickolay Kukekov, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, wherein such document is identified as Exhibit 10.43

10.43	Non-Qualified Stock Option Award Agreement, dated as of February 14, 2025 between BioRestorative Therapies, Inc. and Patrick F. Williams, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, wherein such document is identified as Exhibit 10.44
10.44	Non-Qualified Stock Option Award Agreement, dated as of February 14, 2025, between BioRestorative Therapies, Inc. and David Rosa, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, wherein such document is identified as Exhibit 10.45
10.45	Form of Common Stock Purchase Warrant, dated February 8, 2024, issued by BioRestorative Therapies, Inc., incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated February 6, 2024, wherein such document is identified as Exhibit 10.3
10.46	Common Stock Purchase Warrant, dated February 8, 2024, issued by BioRestorative Therapies, Inc. to Auctus Fund, LLC, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated February 6, 2024, wherein such document is identified as Exhibit 10.4
10.47	Form of Common Stock Purchase Warrant, dated October 8, 2025, issued by BioRestorative Therapies, Inc., incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated October 6, 2025, wherein such document is identified as Exhibit 4.1
10.48	Form of Common Stock Warrant, issued by BioRestorative Therapies, Inc., incorporated by reference to the registrant’s Form S-1 Registration Statement, File No. 333-293322, filed with the SEC on February 9, 2026, wherein such document is identified as Exhibit 4.2
10.49	Form of Pre-Funded Warrant, issued by BioRestorative Therapies, Inc., incorporated by reference to the registrant’s Form S-1 Registration Statement, File No. 333-293322, filed with the SEC on February 9, 2026, wherein such document is identified as Exhibit 4.3
10.50	Form of Placement Agent Warrant, issued by BioRestorative Therapies, Inc., incorporated by reference to the registrant’s Form S-1 Registration Statement, File No. 333-293322, filed with the SEC on February 9, 2026, wherein such document is identified as Exhibit 4.4
10.51	Form of Securities Purchase Agreement, incorporated by reference to the registrant’s Form S-1 Registration Statement, File No. 333-293322, filed with the SEC on February 9, 2026, wherein such document is identified as Exhibit 10.50
10.52	Placement Agency Agreement, dated February 11, 2026, by and between the registrant and Rodman & Renshaw LLC, incorporated by reference to the registrant’s Current Report on Form 8-K for an event dated February 11, 2026, wherein such document is identified as Exhibit 10.2
14	Code of Ethics, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, wherein such document is identified as Exhibit 14
19	Insider Trading Policy, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, wherein such document is identified as Exhibit 19
21	Subsidiaries, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, wherein such document is identified as Exhibit 21
23.1	Independent Registered Public Accounting Firm’s Consent (CBIZ CPAs P.C.)*
23.2	Independent Registered Public Accounting Firm’s Consent (Marcum LLP)*
31.1	Principal Executive Officer Certification*
31.2	Principal Financial Officer Certification*
32	Section 1350 Certification**
97	Clawback Policy, incorporated by reference to the registrant’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2023, wherein such document is identified as Exhibit 97
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Schema Document *
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

ITEM 16.	FORM 10-K SUMMARY.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIORESTORATIVE THERAPIES, INC.

Dated: March 26, 2026	By:
Lance Alstodt
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Lance Alstodt	Chief Executive Officer, President, Chairman of the Board and Director	March 26, 2026
Lance Alstodt	(Principal Executive Officer)

/s/ Francisco Silva	Vice President, Research and Development and Director	March 26, 2026
Francisco Silva

/s/ Robert E. Kristal	Chief Financial Officer	March 26, 2026
Robert E. Kristal	(Principal Financial Officer and Principal Accounting Officer)

/s/ Nickolay Kukekov	Director	March 26, 2026
Nickolay Kukekov

/s/ Patrick F. Williams	Director	March 26, 2026
Patrick F. Williams

/s/ David Rosa	Director	March 26, 2026
David Rosa

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIORESTORATIVE THERAPIES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

BioRestorative Therapies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BioRestorative Therapies, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2020 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

Marlton, New Jersey

March 26, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

BioRestorative Therapies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BioRestorative Therapies, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and negative cash flows from operations, and need to raise additional funds to meet its obligations and sustain its operations These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2020 to 2025.

Marlton, New Jersy

March 27, 2025

BIORESTORATIVE THERAPIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

Assets

Current Assets:
Cash and cash equivalents	$1,511,188	$547,890
Investments held in marketable securities	1,441,734	10,184,701
Accounts receivable	15,500	188,400
Prepaid expenses and other current assets	168,440	223,230
Total Current Assets	3,136,862	11,144,221
Deferred offering costs	49,808	148,697
Property and equipment, net	358,767	362,936
Intangible assets, net	534,198	623,945

Total Assets	$4,079,635	$12,279,799

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,341,495	$483,070
Accrued expenses and other current liabilities	982,047	744,485
Warrant liabilities	1,399,349	2,520,851
Total Current Liabilities	3,722,891	3,748,406

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized;
Series B Convertible Preferred Stock; 1,543,158 shares designated, 1,398,158 shares issued and outstanding at December 31, 2025 and 2024	13,982	13,982
Common stock, $0.0001 par value; 75,000,000 shares authorized; 8,876,242 and 6,919,919 shares issued and outstanding at December 31, 2025 and 2024, respectively	887	692
Additional paid-in capital	170,262,565	164,195,434
Accumulated deficit	(169,920,690)	(155,678,715)

Total Stockholders’ Equity	356,744	8,531,393

Total Liabilities and Stockholders’ Equity	$4,079,635	$12,279,799

The accompanying notes are an integral part of these consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2025	2024

Revenues	$359,700	$401,000
Cost of goods sold	23,844	28,072
Gross profit	335,856	372,928

Operating Expenses:
Research and development	10,094,671	6,706,913
General and administrative	5,888,317	5,221,209
Total Operating Expenses	15,982,988	11,928,122
Loss From Operations	(15,647,132)	(11,555,194)

Other Income (Expense):
Interest income, net	266,207	616,077
Other income	17,448	150,850
Gain on exchange of warrants	-	1,711,698
Change in fair value of warrant liabilities	1,121,502	97,188
Total Other Income	1,405,157	2,575,813
Net Loss	$(14,241,975)	$(8,979,381)

Net Loss Per Share - Basic and Diluted	$(1.58)	$(1.16)
Weighted Average Common Shares Outstanding -
Basic and Diluted	8,993,115	7,763,932

The accompanying notes are an integral part of these consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Series B Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2024	1,398,158	$13,982	4,706,917	$471	$156,689,256	$(146,699,334)	$10,004,375

Common stock issued in connection with warrant exchange [1]	-	-	2,000,000	200	4,742,043	-	4,742,243
Return and cancellation of shares in lieu of payroll tax withholding	-	-	(34,825)	(4)	(48,406)	-	(48,410)
Common stock issued in connection with abeyance shares	-	-	150,000	15	(15)	-	-
Stock-based compensation:
Restricted share units	-	-	97,827	10	985,028	-	985,038
Options	-	-	-	-	1,827,528	-	1,827,528
Net loss	-	-	-	-	-	(8,979,381)	(8,979,381)

Balance - December 31, 2024	1,398,158	$13,982	6,919,919	$692	$164,195,434	$(155,678,715)	$8,531,393

Exercise of stock options	-	-	29,249	3	41,162	-	41,165
Issuance and sale of common stock, net of issuance costs [2]	-	-	1,643,549	164	2,700,371	-	2,700,535
Common stock issued in connection with abeyance shares	-	-	283,525	28	(28)	-	-
Stock-based compensation:
Options	-	-	-	-	3,325,626	-	3,325,626
Net loss	-	-	-	-	-	(14,241,975)	(14,241,975)
Balance - December 31, 2025	1,398,158	$13,982	8,876,242	$887	$170,262,565	$(169,920,690)	$356,744

[1]	Represents the aggregate fair value of 3,351,580 shares of common stock, which includes 2,000,000 shares that were issued at the time of the warrant exchange and 1,351,580 shares that were held in abeyance at the time of the warrant exchange. See Note 6 - Stockholders’ Equity and Note 9 - Fair Value Measurement for additional details.

[2]	Represents the gross proceeds of $3,096,250, less issuance costs of $395,715, resulting in net proceeds of $2,700,535. See Note 6 - Stockholders’ Equity for additional details.

The accompanying notes are an integral part of these consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2025	2024

Cash Flows From Operating Activities:
Net loss	$(14,241,975)	$(8,979,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	209,985	189,056
Dividend and interest income	(270,573)	(623,801)
Stock-based compensation	3,325,626	2,812,566
Non-cash lease expense	-	151,447
Gain on exchange of warrants	-	(1,711,698)
Change in fair value of warrant liabilities	(1,121,502)	(97,188)
Changes in operating assets and liabilities:
Accounts receivable	172,900	(169,100)
Prepaid expenses and other current assets	101,770	33,591
Accounts payable	839,525	293,680
Accrued expenses and other current liabilities	195,281	32,799
Lease Liability	-	(162,317)

Net Cash Used In Operating Activities	(10,788,963)	(8,230,346)

Cash Flows From Investing Activities:
Sale of marketable securities	11,692,686	21,508,641
Purchase of marketable securities	(2,679,147)	(20,887,923)
Purchases of equipment	(116,069)	(106,189)

Net Cash Provided By Investing Activities	8,897,470	514,529

Cash Flows From Financing Activities:
Proceeds from issuance of common stock for cash	3,096,250	-
Payment of issuance costs	(177,953)	-
Exercise of stock options	41,165	-
Proceeds from exchange and issuance of warrants, net	-	7,528,027
Payment of deferred offering costs	(99,973)	(148,697)
Repayment of financed insurance premiums	(4,698)	-

Net Cash Provided By Financing Activities	2,854,791	7,379,330

Net Increase (Decrease) In Cash and Cash Equivalents	963,298	(336,487)

Cash and Cash Equivalents - Beginning of the Year	547,890	884,377

Cash and Cash Equivalents - End of the Year	$1,511,188	$547,890

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Return and cancellation of shares in lieu of payroll tax withholding	$-	$48,410
Issuance of common stock held in abeyance	$28	$15
Reclassification of deferred offering costs	$217,762	$-
Deferred offering costs included in accounts payable	$18,900	$-
Financing of insurance premiums	$46,980	$-

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. For the year ended December 31, 2025, the Company had a net loss of $14.2 million and negative cash flows from operations of $10.8 million. As of December 31, 2025, the Company had a working capital deficit of $0.6 million. The Company anticipates that it will continue to incur net losses and negative cash flows from operations as it executes its development plans for 2026 and beyond, as well as other potential strategic and business development initiatives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months after the issuance date of these financial statements.

The Company has previously funded, and plans to continue funding, these losses primarily through current cash on hand, investments in marketable securities and additional infusions of cash from equity and debt financing. During the year ended December 31, 2025, the Company sold 965,424 shares of its Common Stock under its at-the-market offering agreement with Rodman & Renshaw LLC (“Rodman”) and raised approximately $2.0 million of gross proceeds. On October 8, 2025, the Company closed on the sale of an aggregate of 678,125 shares of its Common Stock in a registered direct offering for aggregate gross proceeds of approximately $1.1 million. Concurrently, the Company issued to the investors warrants to purchase an aggregate of 508,592 shares of its Common Stock and to the placement agent warrants to purchase 35,062 shares of our Common Stock. On February 13, 2026, the Company closed on a public offering. See Note 10 - Subsequent Events for further details.

The Company’s current funds will not be sufficient to enable the Company to fund its development efforts for at least twelve months after the issuance of these financial statements or to fully complete its development activities or attain profitable operations. If the Company is unable to obtain such needed additional financing on a timely basis, the Company may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations and liquidate.

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

Nasdaq Listing Requirements

On March 26, 2026, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the closing bid price for the Company’s shares of Common Stock was less than $1.00 per share for 30 consecutive business days, the Company was no longer in compliance with the minimum bid price requirement for continued listing on Nasdaq. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days, or until September 22, 2026, to regain compliance with the minimum bid price requirement. To regain compliance, the Company’s Common Stock must have a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180 calendar day grace period. If the Company does not regain compliance by September 22, 2026, the Company may be afforded a second 180 calendar day grace period. To qualify, the Company would be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement. In addition, the Company would be required to provide written notice to Nasdaq of its intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary.

If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s Common Stock will be subject to delisting. At that time, the Company may appeal the Nasdaq Staff’s determination to a Nasdaq Hearings Panel. Delisting from the Nasdaq Capital Market may adversely affect the Company’s ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade the Company’s securities and may negatively affect the value and liquidity of the Company’s Common Stock.

The Company intends to monitor the closing bid price of its Common Stock and consider its available options to resolve the noncompliance with the minimum bid price requirement, including effecting a reverse split of its Common Stock. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with the other Nasdaq listing criteria.

Business Operations

BRT develops therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells. BRT’s website is at www.biorestorative.com. The information contained in the website or connected thereto is not intended to be incorporated by reference into this Annual Report. BRT is currently developing a Disc/Spine Program referred to as “brtxDISC”. Its lead cell therapy candidate, BRTX-100, is a product formulated from autologous (or a person’s own) cultured mesenchymal stem cells collected from the patient’s bone marrow. The product is intended to be used for the non-surgical treatment of painful lumbosacral disc disorders or as a complimentary therapeutic to a surgical procedure. BRT is also engaging in research efforts with respect to a platform technology utilizing brown adipose (fat) for therapeutic purposes to treat type 2 diabetes, obesity and other metabolic disorders and has labeled this initiative its ThermoStem Program. In addition, in continuation of BRT’s mission of developing and commercializing cell-based biologics, it is seeking to develop a biologics-based cosmetic products business. Pursuant to such business, BRT formulates, manufactures and sells products designed for cosmetic and aesthetic uses. Further, BRT has licensed a patented curved needle device that is a needle system designed to deliver cells and/or other therapeutic products or material to the spine and discs or other potential sites.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period statements of operations amounts have been reclassified to conform to the Company’s fiscal 2025 presentation. The reclassifications result from the implementation of a proportional allocation methodology for stock-based compensation expense to each stock option holder’s respective department within the Company rather than being reported solely within general and administrative expense. These reclassifications have no impact on the Company’s previously reported net loss.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company bases its estimates and assumptions on historical experience, known or expected trends and various other assumptions that it believes to be reasonable. The Company’s significant estimates and judgements involve stock-based compensation and derivatives liabilities. As future events and their effects cannot be determined with precision, actual results could differ from these estimates which may cause the Company’s future results to be affected.

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

The Company recognizes bill-and-hold revenue from its sale of cosmetic units warehoused at a Company location for a specified period of time in accordance with directions received from the Company’s customer. Even though the units are held at a Company location, a sale is recognized at the point in time when the customer obtains control of the product. Control is transferred to the customer in a bill-and-hold arrangement when: (i) customer acceptance specifications have been met, (ii) legal title has transferred, (iii) the customer has a present obligation to pay for the product and (iv) the risks and rewards of ownership have transferred to the customer. Additionally, all of the following bill-and-hold criteria have to be met in order for control to be transferred to the customer:

●	the reason for the bill-and-hold arrangement is substantive
●	the customer has requested the product be warehoused
●	the product has been identified as separately belonging to the customer
●	the product is currently ready for physical transfer to the customer
●	the Company does not have the ability to use the product or direct it to another customer.

The following table summarizes the Company’s revenue recognized in its consolidated statements of operations:

	For the Years Ended
	December 31,
	2025	2024
Product revenue	$300,000	$300,000
Royalty revenue	59,700	101,000
	$359,700	$401,000

Cash and Cash Equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution. The Company maintains deposits in its accounts that hold cash and cash equivalents in excess of the Federal Depository Insurance Corporation (“FDIC”) coverage of $250,000 per banking institution. The Company had deposits in excess of FDIC coverage of $1,180,853 and $252,801 as of December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company has not experienced losses on this account.

Investments Held in Marketable Securities

As of December 31, 2025 and 2024, investments held in marketable securities consists of U.S. Treasury securities held in a trust account. The Company’s investments held in the trust account are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income in the accompanying consolidated statements of operations. U.S. Treasury bills held in the trust account are short-term in nature and are carried at fair value. As of December 31, 2025, the Company has not experienced losses on these investments.

The following tables summarize the Company’s investments held in marketable securities:

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes	$1,421,503	$8,177	$-	$1,429,680
Accrued interest	-	-	-	12,054
Investments held in marketable securities	$1,421,503	$8,177	$-	$1,441,734

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$3,145,071	$806	$(4,774)	$3,141,103
U.S. Treasury bills	6,835,589	-	-	6,835,589
Accrued interest	-	-	-	208,009
Investments held in marketable securities	$9,980,660	$806	$(4,774)	$10,184,701

Customer and Revenue Concentrations

All of the Company’s royalty revenue was derived from one customer. Additionally, all of the Company’s product sales revenue was derived from a different single customer.

Accounts Receivable

Accounts receivable are carried at their contractual amounts, less an estimate for credit losses. As of December 31, 2025 and 2024, no allowances for credit losses were determined to be necessary. Management estimates the allowance for credit losses based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted.

Deferred Contract Costs

The Company defers costs associated with fulfilling its contracts if those costs meet all of the following criteria: (i) the costs relate directly to a contract, (ii) the costs generate or enhance resources of the Company that will be used in satisfying performance obligations in the future, and (iii) the costs are expected to be recovered. Deferred contract costs are recognized as cost of revenues in the period when the related revenue is recognized. Deferred contract costs consist of consumables and labor costs and are included in prepaid and other current assets in the consolidated balance sheets. The Company had $9,517 and $10,250 deferred contract costs as of December 31, 2025 and 2024, respectively.

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct, incremental professional fees incurred in connection with a financing, are capitalized as non-current assets on the balance sheet. Upon consummation of a financing, the deferred offering costs would be offset against the offering proceeds. If the completion of a contemplated financing was no longer probable, the related deferred offering costs would be charged to general and administrative expense in the consolidated financial statements. The Company had $49,808 and $148,697 of deferred offering costs as of December 31, 2025 and 2024, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using straight-line method over the estimated useful lives of the related assets, generally three to ten years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Computer equipment costs are capitalized, as incurred, and depreciated on a straight-line basis over a range of 3 years. Medical equipment costs are capitalized and depreciated over 5 years, while furniture and fixtures are depreciated over 4 years. Office equipment is depreciated over a period of 3 to 5 years, and manufacturing equipment over 4 to 5 years.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets and right-of-use assets from operating leases, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the years ended December 31, 2025 and 2024, the Company determined that there was no impairment charge for its long-lived assets.

Warrant and Option Valuation

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. The expected term used for warrants and options issued to non-employees is the contractual life and the expected term used for options issued to employees and directors is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The Company is utilizing an expected volatility figure based on a review of Company’s historical volatility, over a period equivalent to the expected life of the instrument being valued, when sufficient trading history exists. In instances where the Company has insufficient trading history, the expected volatility is based on a blend of the Company’s available historical volatility and the historical volatility of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

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

The Company considers cash and cash equivalents, investments held in marketable securities, accounts receivable, accounts payable and warrant liabilities to meet the definition of financial instruments. As of December 31, 2025 and 2024, the carrying amount of cash and cash equivalents, investments held in marketable securities, accounts receivable, and accounts payable approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The warrant liabilities are measured at fair value (see Note 9 – Fair Value Measurement for additional details).

During the years ended December 31, 2025 and 2024, the Company recognized aggregate dividend and interest income of $270,573 and $623,801 respectively, on its marketable securities, which was included within other income on its consolidated statements of operations.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the year. All outstanding options and warrants are considered potential Common Stock. The Company has 918,055 shares held in abeyance included in basic loss per share given that they were issuable for no additional consideration (see Note 6 – Stockholders’ Equity for additional details). The dilutive effect, if any, of stock options and warrants are calculated using the treasury stock method. All outstanding convertible preferred stock is considered Common Stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of Common Stock equivalents is anti-dilutive with respect to losses, options, warrants, restricted stock units (“RSUs”) and convertible preferred stock have been excluded from the Company’s computation of diluted net loss per common share for the years ended December 31, 2025 and 2024.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise or conversion price could be less than the average market price of the common shares:

	For the Years Ended
	December 31,
	2025	2024
Stock options	5,266,600	3,263,467
Warrants	4,495,038	3,951,634
Convertible Preferred Stock	1,398,158	1,398,158
	11,159,796	8,613,259

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures. Adjustments to the annual disclosure of income taxes include: (1) A tabular rate reconciliation comprised of eight specific categories, (2) Incomes taxes paid, disaggregated between significant national, state, and foreign jurisdictions, (3) Eliminates requirements to disclose the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made, and (4) Adds a requirement to disclose income (or loss) from continuing operations before income tax expense (or benefit) by national and foreign, and income tax expense (or benefit) from continuing operations disaggregated between national, state and foreign. ASU 2023-09 is effective for public business entities for fiscal years beginning on or after December 15, 2024 with early adoption permitted. The amendments in ASU 2023-09 were adopted by the Company on a prospective basis. There was no material impact to the Company’s financial statements as a result of adopting ASU 2023-09.

Recently Issued Accounting Pronouncements

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

In July 2025, the FASB released ASU 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets.” (“ASU 2025-05”). ASU 2025-05 amends ASC Subtopic 326-20 to provide a practical expedient for all entities and an accounting policy election for all entities, other than public business entities, that elect the practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. ASU 2025-05 addresses concerns from stakeholders that estimating expected credit losses can be costly and complex for such transactions. ASU 2025-05 is effective for all business entities for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently assessing the impact of this update on the Company’s financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2025	2024

Medical equipment	$352,133	$352,133
Furniture and fixtures	123,486	123,486
Computer software and equipment	136,205	136,205
Office equipment	18,779	18,779
Manufacturing equipment	553,362	501,421
Leasehold improvements	342,048	342,048
Asset under construction	64,128	-
	1,590,141	1,474,072
Less: accumulated depreciation	(1,231,374)	(1,111,136)
Property and equipment, net	$358,767	$362,936

Total depreciation expense for the years ended December 31, 2025 and 2024 was $120,238 and $99,309, respectively. Depreciation expense is reflected in general and administrative expenses and research and development expenses in the consolidated statements of operations.

NOTE 4 - INTANGIBLE ASSETS

The Company is a party to a license agreement with the stem cell treatment company (the “SCTC”) (as amended) (the “SCTC Agreement”). Pursuant to the SCTC Agreement, the Company obtained, among other things, a worldwide (excluding Asia and Argentina), exclusive, royalty-bearing license from the SCTC to utilize or sublicense a certain method for culturing cells and a worldwide, exclusive, royalty-bearing license from the SCTC to utilize or sublicense a certain medical device patent for the administration of specific cells and/or cell products to the disc and/or spine (and other parts of the body).

In February 2017, the Company received authorization from the Food and Drug Administration (the “FDA”) to proceed with a Phase 2 clinical trial. In February 2022, the Company announced that the United States Patent and Trademark Office issued a notice of allowance for a patent application relating to the Company’s BRTX-100 clinical program. This patent was issued in March 2022.

Intangible assets consist of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization	Total
Balance as of January 1, 2024	$3,676	$1,593,530	$(883,514)	$713,692
Amortization expense	-	-	(89,747)	(89,747)
Balance as of December 31, 2024	3,676	1,593,530	(973,261)	623,945
Amortization expense	-	-	(89,747)	(89,747)
Balance as of December 31, 2025	$3,676	$1,593,530	$(1,063,008)	$534,198
Weighted average remaining amortization period at December 31, 2025 (in years)	-	9.8

Amortization of intangible assets consists of the following:

	Patents and Trademarks	Licenses	Accumulated Amortization
Balance as of January 1, 2024	$3,676	$879,838	$883,514
Amortization expense	-	89,747	89,747
Balance as of December 31, 2024	3,676	969,585	973,261
Amortization expense	-	89,747	89,747
Balance as of December 31, 2025	$3,676	$1,059,332	$1,063,008

Amortization expense for the next five years is as follows:

For the Years Ending December 31,	Total
2026	$89,747
2027	89,747
2028	89,747
2029	82,920
2030	14,603
Thereafter	167,434
$534,198

NOTE 5 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of:

	December 31,
	2025	2024
Accrued bonuses	$713,500	$704,000
Insurance financing arrangement	42,282	-
Accrued credit card payable	143,073	25,485
Accrued consulting fees	55,829	-
Other accrued expenses	27,363	15,000
Total accrued expenses and other current liabilities	$982,047	$744,485

Note 6 - STOCKHOLDERS’ EQUITY

Series B Preferred Stock

Effective September 8, 2022, the Company issued 1,543,158 shares of Series B Preferred Stock (“Series B”) to Auctus Fund, LLC (“Auctus”). The Series B has a liquidation preference of $0.001 per share and the limitation on beneficial ownership of Common Stock of the Company upon a conversion of the Series B into Common Stock, and the limitation on the number of votes attributable to the Series B, is 9.99% of the then outstanding Common Stock of the Company. The Company is required, at all times, to reserve from its authorized and unissued Common Stock a sufficient number of shares to provide for the issuance of Common Stock upon the full conversion of the Series B. The Series B is not subject to redemption by the Company or any Series B holder. See Note 10 – Subsequent Events for additional details regarding the conversion of Series B into Common Stock.

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

No Series B was converted during fiscal years ended December 31, 2025 and 2024. As of December 31, 2025, 1,398,158 shares of Series B remained outstanding. See Note 10 – Subsequent Events for additional details regarding the conversion of Series B into Common Stock.

2021 Stock Incentive Plan

On March 18, 2021, the Company’s Board of Directors adopted the BioRestorative Therapies, Inc. 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan was approved by the Company’s stockholders on August 17, 2021. Under the 2021 Plan, the number of shares of Common Stock authorized for issuance pursuant to the grant of stock options, restricted stock units, restricted stock, stock appreciation rights and other incentive awards was 3,850,000 as of December 31, 2023.

On July 23, 2024, the Company’s Board of Directors approved an amendment to the Company’s 2021 Plan to increase the number of shares of Common Stock authorized to be issued under the 2021 Plan from 3,850,000 to 6,850,000. Such amendment was approved by the Company’s stockholders on September 19, 2024.

On July 17, 2025, the Company’s Board of Directors approved an amendment to the Company’s 2021 Plan to further increase the number of shares of Common Stock authorized to be issued under the 2021 Plan from 6,850,000 to 9,850,000. Such amendment was approved by the Company’s stockholders on September 18, 2025.

Sales of Common Stock

In November 2024, the Company entered into an At The Market Offering Agreement with Rodman, under which the Company has the ability to issue and sell shares of its Common Stock, from time to time, through Rodman, in an at-the-market program (“Rodman ATM”). In November 2024, the Company filed a prospectus supplement with the Securities and Exchange Commission (the “SEC”) which provides for an aggregate offering price under the Rodman ATM of approximately $3,614,000.

During the year ended December 31, 2025, the Company sold 965,424 shares of its Common Stock under the Rodman ATM, generating gross proceeds of $2,011,250. For the year ended December 31, 2025, the total commissions and related legal and accounting fees incurred, inclusive of previously capitalized offering costs, were $221,502, resulting in net proceeds of $1,789,749. As of March 26, 2026, the Company cannot sell any additional shares of Common Stock under the ATM program with Rodman.

On October 6, 2025, the Company entered into subscription agreements (the “Subscription Agreements”) with several investors (the “Purchasers”) pursuant to which the Company sold and issued to the Purchasers an aggregate of 678,125 shares of the Company’s Common Stock in a registered direct offering at an offering price of $1.60 per share (the “Registered Offering”) for aggregate gross proceeds of $1,085,000. The Registered Offering closed on October 8, 2025. In connection with the Registered Offering, the Company entered into an engagement letter, dated August 11, 2025, with Alere Financial Partners (a division of Cova Capital Partners, LLC) (“Alere”), pursuant to which the Company agreed to pay Alere a cash fee equal to 6% of the gross proceeds of the offering from investors introduced to the Company by Alere (the “Alere Investors”) (4% for other investors). The Company also agreed to reimburse Alere approximately $8,300 for out-of-pocket expenses for legal fees and other expenses. For the year ended December 31, 2025, total commissions and related legal and accounting fees incurred in connection with the Registered Offering were $174,213, resulting in net proceeds of $910,787.

On February 13, 2026, the Company sold shares of its Common Stock and warrants in a public offering through Rodman (the “Rodman Offering”), generating gross proceeds of $5,000,000. See Note 10 – Subsequent Events for further details.

Common Stock Repurchase Program

On June 16, 2025, the Company’s Board of Directors authorized a Common Stock repurchase program under which the Company may repurchase up to $2,000,000 of its outstanding Common Stock through June 16, 2026. No repurchases have been made as of December 31, 2025.

Common Stock Issuances

During the year ended December 31, 2025, the Company issued 29,249 shares of Common Stock related to the exercise of an option at an exercise price of $1.45 per share, which resulted in gross cash proceeds to the Company of $41,165.

Warrant Exercise and Issuance

On February 6, 2024, the Company entered into agreements with certain holders of its existing warrants exercisable for an aggregate of 3,351,580 shares of its Common Stock (collectively, the “Existing Warrants”), to exercise their warrants at a reduced exercise price of $2.33 per share, in exchange for the issuance of new warrants (the “New Warrants”) as described below (the “Warrant Exercise and Issuance”). The aggregate gross proceeds from the exercise of the Existing Warrants and the payment of the New Warrants, as described below, was approximately $8.1 million, before deducting cash issuance costs in the amount of $595,364. The reduction of the exercise price of the Existing Warrants and the issuance of the New Warrants was structured as an at-market transaction under Nasdaq rules. Of the 3,351,580 shares of Common Stock issuable upon the exercise of the Existing Warrants, through December 31, 2025, the Company had issued an aggregate of 2,433,525 shares of Common Stock. The remaining 918,055 shares of Common Stock as of December 31, 2025, which were issuable to Auctus Fund, LLC (“Auctus”), were being held in abeyance due to Auctus’ maximum beneficial ownership limitation (the “Abeyance Shares”). The Abeyance Shares have been fully paid for and were issuable upon notice from Auctus to the Company. During the years ended December 31, 2025 and 2024, the Company issued 283,525 and 475,000 shares of Common Stock, respectively, to Auctus in partial satisfaction of the Abeyance Shares. Subsequent to December 31, 2025, the Company issued the remainder of the Abeyance Shares. See Note 10 – Subsequent Events for additional information regarding the Abeyance Shares.

In consideration for the immediate exercise of the Existing Warrants for cash and the payment of $0.125 per share underlying the New Warrants, the exercising holders received the New Warrants to purchase shares of Common Stock in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The New Warrants are exercisable for a period of five years into an aggregate of 2,513,686 shares of Common Stock at an exercise price of $2.43 per share. The securities offered in the private placement were not registered under the Securities Act or applicable state securities laws. Accordingly, the securities may not be offered or sold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and such applicable state securities laws. As part of the transaction, the Company agreed to file a resale registration statement with the SEC to register the resale of the shares of Common Stock underlying the New Warrants issued in the private placement. Such resale registration statement was filed and was declared effective by the SEC on April 18, 2024.

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

Alere Warrants

Pursuant to the Subscription Agreements, in a concurrent private placement offering (the “Private Placement”) with the Registered Offering, the Company issued to the Purchasers unregistered warrants to purchase up to an aggregate of 508,592 shares of the Company’s Common Stock which are exercisable commencing six months from the date of issuance until the five year anniversary of the date of issuance at an exercise price of $2.75 per share (the “Alere Private Placement Warrants”). The Private Placement closed on October 8, 2025. In addition, the Company agreed to issue to Alere, at the closing of the offering, a warrant to purchase 35,062 shares of the Company’s Common Stock (the “Alere Warrant”). The Alere Warrant is exercisable commencing six months from the date of issuance until the five year anniversary of the date of issuance.

Rodman Warrants

On February 9, 2026, in connection with the Rodman Offering, the Company issued to the investors Common Stock Warrants and Pre-Funded Warrants (as defined in Note 10 – Subsequent Events) and issued Rodman Warrants (as defined in Note 10 – Subsequent Events).

Warrant Activity Summary

A summary of the warrant activity during the year ended December 31, 2025 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Warrants	Price	In Years
Outstanding, January 1, 2025	3,951,634	$5.22
Granted	543,654	2.75
Expired	(250)	60.00
Outstanding, December 31, 2025	4,495,038	$4.94	2.60

Exercisable, December 31, 2025	4,495,038	$4.94	2.60

The following table presents information related to Common Stock warrants at December 31, 2025:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$2.43	2,513,686	3.1	2,513,686
$2.75	543,654	4.8	543,654
$2.92	51,370	1.9	51,370
$10.00	1,150,358	0.9	1,150,358
$12.50	235,970	0.9	235,970
	4,495,038		4,495,038

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following assumptions:

October 8, 2025
Risk free interest rate	3.72%
Expected term (years)	5.00
Expected volatility	95.36%
Expected dividends	0.00%

The weighted average estimated fair value of the warrants granted during the years ended December 31, 2025 and 2024 was $0.66 and $0.87 per warrant, respectively. See Note 9 – Fair Value Measurement – for details regarding the fair value estimates of the warrants that are classified as derivative liabilities.

Stock Options

On February 14, 2025, the Company granted ten-year options to purchase an aggregate of 2,152,908 shares of the Company’s Common Stock at an exercise price of $2.46 per share to employees, the Company’s board of directors and a member of the Company’s Scientific Advisory Board. The options had an aggregate grant date fair value of $4,044,250 and vest as follows: (i) options to purchase an aggregate 323,459 shares of Common Stock vest monthly over one year, and (ii) options to purchase an aggregate of 1,829,449 shares of Common Stock vest to the extent of 50% immediately with the remainder vesting quarterly over two years commencing one year from the date of grant. The Company is recognizing the grant date fair value of the options on a straight-line basis over the vesting period.

On June 5, 2025, the Company granted a ten-year option to purchase 25,000 shares of the Company’s Common Stock at an exercise price of $1.78 per share to an employee. The option had a grant date fair value of $34,250 and vests to the extent of 50% immediately with the remainder vesting quarterly over two years commencing one year from the date of grant. The Company is recognizing the grant date fair value of the option on a straight-line basis over the vesting period.

On October 13, 2025, the Company granted a ten-year option to purchase 25,000 shares of the Company’s Common Stock at an exercise price of $1.62 per share to an employee. The option had a grant date fair value of $30,750 and vests as follows: (i) 50% immediately, and (ii) the remainder quarterly over two years commencing one year from the date of grant. The Company is recognizing the grant date fair value of the option on a straight-line basis over vesting period.

A summary of the option activity during the year ended December 31, 2025 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2025	3,263,467	$2.63
Granted	2,202,908	2.44
Exercised	(29,249)	1.45
Forfeited	(170,526)	2.20
Outstanding, December 31, 2025	5,266,600	$2.57	7.5	$-

Exercisable, December 31, 2025	3,993,082	$2.69	7.1	$-

The following table presents information related to stock options at December 31, 2025:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$1.45	1,705,824	7.1	1,414,156
$1.62	25,000	9.8	12,500
$1.78	25,000	9.4	12,500
$2.46	2,141,129	9.1	1,184,279
$2.91	565,049	5.7	565,049
$5.08	804,598	4.9	804,598
	5,266,600		3,993,082

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2025	2024
Risk free interest rate	3.68 - 4.40%	4.14 - 4.30%
Expected term (years)	5.27 - 5.38	2.77 - 5.38
Expected volatility	95.96 - 99.32%	101 - 102%
Expected dividends	0.00%	0.00%

The weighted average grant date fair value of the stock options granted during the years ended December 31, 2025 and 2024 was $1.89 and $1.45, respectively.

Stock-Based Compensation Expense

The following table presents information related to stock-based compensation expense:

	For the Years Ended		Unrecognized at	Weighted Average Remaining Amortization
	December 31,		December 31,	Period
	2025	2024	2025	(Years)
Research and development	$1,524,053	$1,358,204
General and administrative	1,801,573	1,454,362
Total	$3,325,626	$2,812,566	$1,492,747	1.65

NOTE 7 - INCOME TAXES

The following table summarizes net loss before income taxes:

	December 31,
	2025	2024
Domestic	$(14,200,500)	$(8,979,400)
Foreign	-	-
	$(14,200,500)	$(8,979,400)

The income tax provision (benefit) as of December 31, 2025 and 2024 consists of the following:

	December 31,
	2025	2024
Federal:
Current	$-	$-
Deferred	2,894,800	3,567,000

State & Local:
Current	-	-
Deferred	3,955,300	(1,161,100)
	6,850,100	2,405,900
Change in valuation allowance	(6,850,100)	(2,405,900)
Income tax provision (benefit)	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2025 and 2024.

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the year ended December 31, 2025 is as follows:

	December 31, 2025
	Amount	Percent
Federal income tax (benefit) expense at statutory rate	$(2,982,100)	21.0%
State and local income taxes, net of federal benefit of state	-	0.0%
Foreign Jursidiction	-	0.0%
Total Effect of Cross-Border Tax Laws	-	0.0%
Tax Credits (Federal)	-	0.0%
Valuation Allowance (Federal)	(2,894,800)	20.4%
Non-Deductible or Non-Taxable Items:
FV Adjustment	(235,500)	1.6%
Stock Compensation	6,162,400	-43.4%
Other	2,100	0.0%
Unrecognized Tax Benefits	-	0.0%
Other adjustment	(52,100)	0.4%
	$-	0.0%

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the year ended December 31, 2024 is as follows:

December 31, 2024
Federal statutory rate	21.0%
State tax, net of valuation allowance	0.0%
Permanent differences	1.0%
Tax return to provision adjustment	0.4%
Change in federal valuation allowance	39.7%
Adjustment for stock-based compensation	-62.1%
0.0%

The Company’s net deferred tax assets, liabilities and valuation allowance as of December 31, 2025 and 2024 are summarized as follows:

	December 31,
	2025	2024
Deferred Tax Assets:
Net operating loss carryforwards	$19,531,900	$18,004,100
Stock-based compensation	1,288,200	8,695,100
Research and development costs	1,391,500	2,694,200
Research and development credits	330,000	330,000
Accrued compensation	188,800	-
Other	600	600
Total Deferred Tax Assets	22,731,000	29,724,000

Deferred Tax Liabilities:
Depreciation	(80,000)	(153,200)
Intangible assets	(29,400)	(41,700)
Other	(37,600)	(95,000)
Total Deferred Liabilities	(147,000)	(289,900)

Net Deferred Tax Asset	22,584,000	29,434,100

Less: valuation allowance	$(22,584,000)	$(29,434,100)

Deferred Tax Asset, Net of Valuation Allowance	$-	$-

Change in valuation allowance	$6,850,100	$2,405,900

The Company identified its federal and New York tax returns as its “major” tax jurisdictions. The Company is no longer subject to income tax income examinations by these tax authorities for taxable years ended December 31, 2021, and prior. The Company believes its income tax filing positions and deductions will be sustained on audit, and it does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no liabilities for uncertain tax positions have been recorded.

At December 31, 2025, the Company had approximately $84,100,000 and $34,400,000 respectively, of federal and state net operating losses (“NOL”) that may be available to offset future taxable income. As a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), certain future carryforwards do not expire. Of the federal amount, $7,800,000 have a limited carryforward period and will begin to expire in 2029, the remaining $76,300,000 will have an indefinite carryforward period. Of the state post-apportioned amount, $7,400,000 have a limited carryforward period and will begin to expire in 2029; the remaining $27,000,000 will have an indefinite carryforward period.

For the year ended December 31, 2025, the Company had federal tax credit carryforwards of approximately $330,000. These credits have an indefinite carryforward period. The Company did not have any state or foreign tax credit carryforwards as of December 31, 2025.

In accordance with Section 382 and Section 383 of the Internal Revenue Code, utilization of the NOL and tax credit carryforwards may be subject to limitations based on prior or future ownership changes. The utilization of the Company’s net operating loss carryforwards and research tax credit carryovers could be subject to annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), due to ownership change limitations that may have occurred previously or that could occur in the future. These ownership changes limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383 of the Code, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has not completed an analysis of an ownership change under Section 382 of the Code. To the extent that a study is completed and an ownership change is deemed to occur, the Company’s net operating losses and tax credits could be limited.

Additionally, after weighing up all available positive and negative evidence for the year ended December 31, 2025, the Company has recorded a full valuation allowance.

On July 4, 2025 the One Big Beautiful Bill Act (“OBBBA”) was enacted. The legislation includes several changes to the U.S. federal corporate income tax law, among other things, reinstating 100% bonus depreciation on qualified fixed assets, immediate expensing of domestic research and development expenditures, and favorable rules for determining the limitation on business interest expense. These changes were retroactively enacted for tax years beginning after December 31, 2024 with certain provisions effective after January 19, 2025 and were reflected in the income tax provision for the year ended December 31, 2025. The provisions of the OBBBA did not have a material impact on the effective income tax rate.

The Company has not realized a material impact on its consolidated financial statements due to the enactment of the OBBBA.

As of the date of this filing, the Company has not filed its 2025 federal and state corporate income tax returns. The Company expects to file these documents as soon as practicable.

NOTE 8 – LEASES

The Company was party to a lease for 6,800 square feet of space located in Melville, New York (the “Melville Lease”) with respect to its corporate and laboratory operations. The Melville Lease was scheduled to expire in March 2020 (subject to extension at the option of the Company for a period of five years) and provided for an annual base rental during the initial term ranging between $132,600 and $149,260. In June 2019, the Company exercised its option to extend the Melville Lease and entered into a lease amendment with the lessor whereby the five-year extension term commenced on January 1, 2020 with annual base rent ranging between $153,748 and $173,060. The lease expired on December 31, 2024 and the Company is currently occupying the premises on a month-to-month basis.

When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at August 1, 2019. The weighted average incremental borrowing rate applied was 12%.

The following table presents net lease cost and other supplemental lease information:

	For the Years Ended
	December 31,
	2025	2024
Lease Costs
Operating lease cost (cost resulting from lease payments)	$174,352	$173,060
Net lease costs	$174,352	$173,060

Operating lease - operating cash flows (fixed payments)	$174,352	$173,060
Operating lease - operating cash flows (liability reduction)	$-	$162,317
Non-current leases - right of use assets	$-	$-
Current liabilities - operating lease liabilities	$-	$-
Non-current liabilities - operating lease liabilities	$-	$-

There are no future minimum payments under non-cancelable leases following the year ended December 31, 2024.

NOTE 9 – FAIR VALUE MEASUREMENT

The Company accounts for the Existing Warrants and New Warrants to purchase an aggregate of 3,900,014 shares of the Company’s Common Stock as derivative liabilities (the “Liability-Classified Warrants”) in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. For certain Liability-Classified Warrants, the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the Liability-Classified Warrants and not result in a change of control of the Company. As a result, such Liability-Classified Warrants do not meet the criteria for equity treatment and the Liability-Classified Warrants must be recorded as a derivative liability. Additionally, certain other Liability-Classified Warrants contain adjustments to the settlement amount based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40 and, accordingly, such Liability-Classified Warrants are not considered indexed to the Company’s own stock and are not eligible for an exception from derivative accounting.

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

On February 8, 2024, the Company estimated the aggregate issuance date fair value of the warrant liability related to the New Warrants (see Note 6 - Stockholders’ Equity for details) as $2,189,420 using the Black-Scholes option pricing model (Level 3 inputs). The following table shows the detail of the valuation assumptions used:

February 8, 2024
Risk free interest rate	4.12%
Expected term (years)	5.00
Expected volatility	101%
Expected dividends	0.00%

On December 31, 2025 and 2024, the Company estimated the aggregate fair value of the warrants classified as derivative liabilities to purchase an aggregate of 3,900,014 shares of Common Stock to be $1,399,349 and $2,520,851, respectively, using the Black-Scholes option pricing model (Level 3 inputs) using the following assumptions:

	December 31,
	2025	2024
Risk free interest rate	3.54%-3.96%	4.12% - 4.34%
Expected term (years)	0.86 - 3.86	1.86 - 4.11
Expected volatility	71% - 103%	97% - 110%
Expected dividends	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 liabilities that are measured at fair value on a recurring basis during the years ended December 31, 2025 and 2024:

Balance, January 1, 2024	$1,543,953
Issuance of warrants	2,189,420
Exercise of warrants	(1,115,334)
Change in fair value of warrant liability	(97,188)
Balance, January 1, 2025	2,520,851
Change in fair value of warrant liability	(1,121,502)
Balance, December 31, 2025	$1,399,349

Assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements at reporting date using:
	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Fair Value
Assets:
Marketable securities as of December 31, 2025	$1,441,734	$-	$-	$1,441,734
Marketable securities as of December 31, 2024	$10,184,701	$-	$-	$10,184,701

Liabilities:
Warrant liabilities as of December 31, 2025	$-	$-	$1,399,349	$1,399,349
Warrant liabilities as of December 31, 2024	$-	$-	$2,520,851	$2,520,851

NOTE 10 - SUBSEQUENT EVENTS

Rodman Offering

On February 13, 2026 the Company completed a public offering through Rodman, as placement agent (the “Rodman Offering”), of an aggregate of (a) 12,560,715 units (the “Common Units”), consisting of (i) 12,560,715 shares (the “Shares”) of Common Stock, and (ii) five-year warrants to purchase up to 12,560,715 shares of Common Stock (the “Common Stock Warrants”), at an offering price of $0.35 per Common Unit, and (b) 1,725,000 units (the “Pre-Funded Units”), consisting of (i) pre-funded warrants to purchase up to 1,725,000 shares of Common Stock (the “Pre-Funded Warrants”) and (ii) five-year warrants to purchase up to 1,725,000 shares of Common Stock, at an offering price of $0.3499 per Pre-Funded Unit. Immediately upon the closing of the Rodman Offering, certain holders of Pre-Funded Warrants exercised their Pre-Funded Warrants for the purchase of an aggregate of 1,325,000 shares of Common Stock. On March 13, 2026, the remaining individual holder exercised its Pre-Funded Warrant for the purchase of 400,000 shares of Common Stock.

The Common Stock Warrants have an exercise price of $0.35 per share, are immediately exercisable and expire five years after the date of issuance. The Pre-Funded Warrants have an exercise price of $0.0001 per share, are immediately exercisable and will remain exercisable until exercised in full.

The gross proceeds of the Offering were approximately $5.0 million, before deducting placement agent fees and expenses and offering expenses payable by the Company. In connection with the Rodman Offering, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional investors. Pursuant to the Securities Purchase Agreement, the Company agreed not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or any securities convertible into or exercisable or exchangeable for shares of Common Stock or file any registration statement or prospectus, or any amendment or supplement thereto for 90 days after the closing date of the Rodman Offering, subject to certain exceptions. In addition, the Company has agreed not to effect or enter into an agreement to effect any issuance of Common Stock or any securities convertible into or exercisable or exchangeable for shares of Common Stock involving a variable rate transaction (as defined in the Securities Purchase Agreement) until the nine-month anniversary of the closing date of the Rodman Offering, subject to certain exceptions.

In connection with the Rodman Offering, the Company entered into a placement agency agreement, dated February 11, 2026, with Rodman pursuant to which the Company engaged Rodman as the exclusive placement agent in connection with the Rodman Offering. The Company agreed to pay Rodman a cash fee equal to 7% of the aggregate gross proceeds received in the Rodman Offering. The Company also agreed to reimburse Rodman for up to $100,000 for out-of-pocket expenses for legal fees and other expenses. In addition, the Company agreed to issue to Rodman, at the closing of the Rodman Offering, warrants, exercisable from the date of issuance until the five year anniversary of the commencement of sales, to purchase up to 1,000,000 shares of Common Stock (which represents 7% of the aggregate number of shares of Common Stock, inclusive of shares of Common Stock issuable upon the exercise of Pre-Funded Warrants, sold in the Rodman Offering), at a per share exercise price of $0.4375 (which represents 125% of the public offering price per Common Unit) (the “Rodman Warrants”).

Common Stock Issuances

On February 10, 2026, the Company issued 170,000 shares of Common Stock to Auctus in partial satisfaction of Abeyance Shares.

On February 13, 2026, the Company issued 748,055 shares of Common Stock to Auctus in full satisfaction of Abeyance Shares. Following such issuances, there are no remaining Abeyance Shares.

Conversion of Series B Preferred Stock

On February 24, 2026, Auctus converted its remaining 1,398,158 shares of Series B Preferred Stock into 1,398,158 shares of Common Stock. Following this conversion, no shares of Series B Preferred Stock remain outstanding.

