Form 10-Q
period 2026-03-31
BioRestorative Therapies, Inc.
filed 2026-05-14
CIK 1505497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 14, 2026 there were 25,478,170 shares of the registrant’s Common Stock outstanding.

BIORESTORATIVE THERAPIES, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIORESTORATIVE THERAPIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$3,112,679	$1,511,188
Investments held in marketable securities	479,351	1,441,734
Accounts receivable	13,300	15,500
Prepaid expenses and other current assets	194,378	168,440
Total Current Assets	3,799,708	3,136,862
Deferred offering costs	-	49,808
Property and equipment, net	328,810	358,767
Intangible assets, net	511,761	534,198
Total Assets	$4,640,279	$4,079,635

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$666,898	$1,341,495
Accrued expenses and other current liabilities	947,739	982,047
Warrant liabilities	-	1,399,349
Total Current Liabilities	1,614,637	3,722,891

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; Series B Convertible Preferred Stock; 1,543,158 shares designated, 0 and 1,398,158 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	-	13,982
Common stock, $0.0001 par value; 75,000,000 shares authorized; 25,478,170 and 8,876,242 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	2,548	887
Additional paid-in capital	175,098,189	170,262,565
Accumulated deficit	(172,075,095)	(169,920,690)
Total Stockholders’ Equity	3,025,642	356,744
Total Liabilities and Stockholders’ Equity	$4,640,279	$4,079,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

Revenues	$23,170	$25,000
Cost of goods sold	7,385	2,909
Gross profit	15,785	22,091

Operating Expenses:
Research and development	1,926,311	2,646,900
General and administrative	1,475,207	2,182,725
Total Operating Expenses	3,401,518	4,829,625
Loss From Operations	(3,385,733)	(4,807,534)
Other Income (Expense):
Dividend and interest income, net	5,479	100,608
Other income	5,728	1,246
Change in fair value of warrant liabilities	1,220,121	(634,119)
Total Other Income (Expense)	1,231,328	(532,265)
Net Loss	$(2,154,405)	$(5,339,799)

Net Loss Per Share - Basic and Diluted	$(0.12)	$(0.64)

Weighted Average Common Shares Outstanding - Basic and Diluted	17,727,747	8,357,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	For the Three Months Ended March 31, 2026
	Series B Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2026	1,398,158	$13,982	8,876,242	$887	$170,262,565	$(169,920,690)	$356,744
Conversion of Series B Preferred Stock into common stock	(1,398,158)	(13,982)	1,398,158	140	13,842	-	-
Issuance and sale of common stock, net of issuance costs [1]	-	-	12,560,715	1,256	4,352,431	-	4,353,687
Exercise of pre-funded warrants [1]	-	-	1,725,000	173	-	-	173
Common stock issued in connection with abeyance shares	-	-	918,055	92	(92)	-	-
Reclassification of warrant liabilities to equity [2]	-	-	-	-	179,228	-	179,228
Stock-based compensation:
Options	-	-	-	-	290,215	-	290,215
Net loss	-	-	-	-	-	(2,154,405)	(2,154,405)
Balance - March 31, 2026	-	$-	25,478,170	$2,548	$175,098,189	$(172,075,095)	$3,025,642

	For the Three Months Ended March 31, 2025
	Series B Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2025	1,398,158	$13,982	6,919,919	$692	$164,195,434	$(155,678,715)	$8,531,393
Exercise of stock options	-	-	29,249	3	42,408	-	42,411
Issuance and sale of common stock, net of issuance costs [3]	-	-	492,087	49	901,561	-	901,610
Common stock issued in connection with abeyance shares	-	-	63,525	6	(6)	-	-
Stock-based compensation:
Options	-	-	-	-	2,009,126	-	2,009,126
Net loss	-	-	-	-	-	(5,339,799)	(5,339,799)
Balance - March 31, 2025	1,398,158	$13,982	7,504,780	$750	$167,148,523	$(161,018,514)	$6,144,741

[1]	Represents the gross proceeds of $5,000,000, less issuance costs of $646,140, resulting in net proceeds of $4,353,860. See Note 4 - Stockholders’ Equity - Rodman Offering for additional details.

[2]	On February 24, 2026, upon the conversion in full of the Company’s Series B Convertible Preferred Stock, the Company reassessed and concluded that warrants previously classified as derivative liabilities met the criteria for equity classification under ASC 815-40. The warrants were remeasured to fair value on that date and reclassified from warrant liabilities to additional paid-in capital. See Note 4 — Stockholders’ Equity for additional details.

[3]	Represents the gross proceeds of $1,083,915, less issuance costs of $182,305, resulting in net proceeds of $901,610. See Note 4 - Stockholders’ Equity - ATM Sales for additional details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIORESTORATIVE THERAPIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

Cash Flows From Operating Activities:
Net loss	$(2,154,405)	$(5,339,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,394	51,781
Dividend and interest income	(6,064)	(102,799)
Stock-based compensation	290,215	2,009,126
Change in fair value of warrant liabilities	(1,220,121)	634,119
Changes in operating assets and liabilities:
Accounts receivable	2,200	163,400
Prepaid expenses and other current assets	(25,938)	5,830
Accounts payable	(682,003)	116,431
Accrued expenses and other current liabilities	(64,070)	(466,875)
Deferred revenue	-	150,000
Net Cash Used In Operating Activities	(3,807,792)	(2,778,786)
Cash Flows From Investing Activities:
Sale of marketable securities	1,043,367	3,456,535
Purchase of marketable securities	(74,920)	(1,053,168)
Purchases of equipment	-	(36,400)
Net Cash Provided By Investing Activities	968,447	2,366,967
Cash Flows From Financing Activities:
Proceeds from issuance of common stock in at-the-market offering	-	1,083,915
Proceeds from issuance of common stock and pre-funded warrants in registered direct offering	5,000,000	-
Payment of issuance costs	(559,164)	(33,608)
Exercise of stock options	-	42,411
Net Cash Provided By Financing Activities	4,440,836	1,092,718
Net Increase In Cash and Cash Equivalents	1,601,491	680,899
Cash and Cash Equivalents - Beginning of the Period	1,511,188	547,890
Cash and Cash Equivalents - End of the Period	$3,112,679	$1,228,789

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$983	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of Series B Convertible Preferred Stock into Common Stock	$13,982	$-
Issuance of common stock held in abeyance	$92	$6
Reclassification of deferred offering costs to equity	$49,808	$148,697
Issuance costs included in accounts payable	$7,406	$-
Issuance costs included in accrued expenses	$29,762	$-
Reclassification of warrant liabilities to equity	$179,228	$-

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

Business Operations

BRT develops therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells. BRT’s website is at www.biorestorative.com. The information contained in the website or connected thereto is not intended to be incorporated by reference into this Quarterly Report. BRT is currently developing a Disc/Spine Program referred to as “brtxDISC”. Its lead cell therapy candidate, BRTX-100, is a product formulated from autologous (or a person’s own) cultured mesenchymal stem cells collected from the patient’s bone marrow. The product is intended to be used for the non-surgical treatment of painful lumbosacral disc disorders or as a complimentary therapeutic to a surgical procedure. BRT is also engaging in research efforts with respect to a platform technology utilizing brown adipose (fat) for therapeutic purposes to treat type 2 diabetes, obesity and other metabolic disorders and has labeled this initiative its ThermoStem Program. In addition, in continuation of BRT’s mission of developing and commercializing cell-based biologics, BRT has developed a biologics-based cosmetic products business through which it formulates, manufactures and sells products designed for cosmetic and aesthetic uses. The Company’s biocosmeceutical product offerings consist of two product lines: ExoCR, which is sold pursuant to a supply agreement with Cartessa Aesthetics, LLC, and BioX, which the Company commenced selling commercially during the three months ended March 31, 2026 to multiple customers in the ordinary course of business. Further, BRT has licensed a patented curved needle device that is a needle system designed to deliver cells and/or other therapeutic products or material to the spine and discs or other potential sites.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The December 31, 2025 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by U.S. GAAP. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2026 and for the three months then ended. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2025 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on March 26, 2026 (the “Form 10-K”).

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. For the three months ended March 31, 2026, the Company had a net loss of $2.2 million, and negative cash flows from operations of $3.8 million, and as of March 31, 2026, the Company had working capital of $2.2 million. The Company anticipates that it will continue to incur net losses and negative cash flows from operations as it executes its development plans during 2026 and beyond, as well as other potential strategic and business development initiatives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months after the issuance date of these financial statements.

The Company has previously funded, and plans to continue funding, these losses primarily through current cash on hand, investments in marketable securities and additional infusions of cash from equity and debt financing. During the three months ended March 31, 2026, the Company sold 12,560,715 shares of its Common Stock, pre-funded warrants to purchase 1,725,000 shares of its common stock (which have been exercised in full) and warrants for the purchase of 14,285,715 shares of its Common Stock in a public offering. The Company received net proceeds of approximately $4.4 million from the offering.

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

Nasdaq Listing Requirements

On March 26, 2026, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the closing bid price for the Company’s shares of Common Stock was less than $1.00 per share for 30 consecutive business days, the Company was no longer in compliance with the minimum bid price requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days, or until September 22, 2026, to regain compliance with the minimum bid price requirement. To regain compliance, the Company’s Common Stock must have a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180 calendar day grace period. If the Company does not regain compliance by September 22, 2026, the Company may be eligible for a second 180 calendar day grace period, subject to meeting the continued listing requirements (other than the minimum bid price) for the Nasdaq Capital Market and providing written notice to Nasdaq of its intention to cure the deficiency, including by effecting a reverse stock split, if necessary.

If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s Common Stock will be subject to delisting, which the Company may appeal to a Nasdaq Hearings Panel. Delisting from the Nasdaq Capital Market may adversely affect the Company’s ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade the Company’s securities and may negatively affect the value and liquidity of the Company’s Common Stock.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period statement of operations amounts have been reclassified to conform to the Company’s fiscal 2025 presentation. The reclassifications consist of a change in the grouping of certain other income items on the condensed consolidated statements of operations. These reclassifications and adjustments were not material to any prior period and had no impact on the Company’s previously reported net loss.

Voluntary revision to previously issued financial statements

In connection with the preparation of the Company’s interim condensed consolidated financial statements for the three months ended March 31, 2026, the Company noted certain stock-based compensation expense were not allocated properly for the prior three months ended March 31, 2025. As a result, the Company has voluntarily revised its unaudited condensed consolidated statement of operations for the three months ended March 31, 2025 by reclassifying $932,573 of stock-based compensation expense from general and administrative expense to research and development expense. The Company appropriately allocated the stock-based compensation expense in its Annual Report on Form 10-K for the year ended December 31, 2025 and for the interim periods ended June 30, 2025 and September 30, 2025. The voluntary revision had no effect on the Company’s financial position, results of operations, cash flows or loss per share.

Cash and Cash Equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution. The Company maintains deposits in its accounts that hold cash and cash equivalents in excess of the Federal Depository Insurance Corporation (“FDIC”) coverage of $250,000 per banking institution. The Company had deposits in excess of FDIC coverage of $2,841,774 and $1,180,853 as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, the Company has not experienced losses on this account.

Investments Held in Marketable Securities

As of March 31, 2026 and December 31, 2025, investments held in marketable securities consists of U.S. Treasury securities held in a trust account. The Company’s investments held in the trust account are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in dividend and interest income, net in the accompanying unaudited condensed consolidated statements of operations. U.S. Treasury notes held in the trust account are short-term in nature and are carried at fair value. As of March 31, 2026, the Company has not experienced any credit losses or other-than-temporary impairments on these investments

The following tables summarize the Company’s investments held in marketable securities:

	As of March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes	$475,438	$476	$(429)	$475,485
Accrued interest	-	-	-	3,866
Investments held in marketable securities	$475,438	$476	$(429)	$479,351

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes	$1,421,503	$8,177	$-	$1,429,680
Accrued interest	-	-	-	12,054
Investments held in marketable securities	$1,421,503	$8,177	$-	$1,441,734

Customer and Revenue Concentrations

All of the Company’s royalty revenue is derived from one customer pursuant to a sublicense agreement. The Company’s product sales revenue is generated from two product lines, ExoCR and BioX. ExoCR product sales are made to a single customer, and BioX product sales are made to multiple customers in the ordinary course of business.

Accounts Receivable

Accounts receivable are carried at their contractual amounts, less an estimate for credit losses. As of March 31, 2026 and December 31, 2025, no allowances for credit losses were determined to be necessary. Management estimates the allowance for credit losses based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted.

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct, incremental professional fees incurred in connection with a financing, are capitalized as non-current assets on the balance sheet. Upon consummation of a financing, the deferred offering costs would be offset against the offering proceeds. If the completion of a contemplated financing was no longer probable, the related deferred offering costs would be charged to general and administrative expense in the unaudited condensed consolidated financial statements. The Company had $0 and $49,808 of deferred offering costs as of March 31, 2026 and December 31, 2025, respectively.

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

The Company considers cash and cash equivalents, investments held in marketable securities, accounts receivable, accounts payable and warrant liabilities to meet the definition of financial instruments. As of March 31, 2026 and December 31, 2025, the carrying amount of cash and cash equivalents, investments held in marketable securities, accounts receivable, and accounts payable approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The warrant liabilities are measured at fair value (see Note 5 – Fair Value Measurement for additional details).

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company recognizes revenue primarily from the following different types of contracts:

●	Product sales - Revenue is recognized at the point in time the customer obtains control of the goods and the Company satisfies its performance obligation. The Company’s product sales are generated from two product lines: ExoCR, sold to a single customer pursuant to a bill-and-hold arrangement as described below, and BioX, sold to multiple customers with control transferring upon shipment.

●	Royalty revenue - Revenue is recognized as a usage-based royalty from customers’ usage of intellectual property pursuant to a license agreement at the point in time in which the underlying sale occurs.

The Company recognizes bill-and-hold revenue from its sale of ExoCR cosmetic vials warehoused at a Company location for a specified period of time in accordance with directions received from the Company’s customer. Even though the vials are held at a Company location, a sale is recognized at the point in time when the customer obtains control of the product. Control is transferred to the customer in a bill-and-hold arrangement when: (i) customer acceptance specifications have been met, (ii) legal title has transferred, (iii) the customer has a present obligation to pay for the product and (iv) the risks and rewards of ownership have transferred to the customer. Additionally, all the following bill-and-hold criteria have to be met in order for control to be transferred to the customer:

●	the reason for the bill-and-hold arrangement is substantive

●	the customer has requested the product be warehoused

●	the product has been identified as separately belonging to the customer

●	the product is currently ready for physical transfer to the customer

●	the Company does not have the ability to use the product or direct it to another customer.

The following table summarizes the Company’s revenue recognized in its unaudited condensed consolidated statements of operations:

	For the Three Months Ended
	March 31,
	2026	2025
Product revenue	$11,870	$-
Royalty revenue	11,300	25,000
	$23,170	$25,000

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the year. All outstanding options and warrants are considered potential Common Stock. For the three months ended March 31, 2026 and 2025, the Company had 0 and 1,138,055 shares of Common Stock respectively, held in abeyance included in basic loss per share given that they were issuable for no additional consideration (see Note 4 – Stockholders’ Equity for additional details). The dilutive effect, if any, of stock options and warrants are calculated using the treasury stock method. All outstanding convertible preferred stock is considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, options, warrants and convertible preferred stock have been excluded from the Company’s computation of diluted net loss per common share for the three months ended March 31, 2026 and 2025.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise or conversion price could be less than the average market price of the Common Stock. All outstanding shares of the Company’s Series B Convertible Preferred Stock have been converted into Common Stock; therefore, there were no shares of Convertible Preferred Stock presented as being antidilutive for the three months ended March 31, 2026:

	For the Three Months Ended
	March 31,
	2026	2025
Stock options	5,213,390	5,237,973
Warrants	19,780,753	3,951,384
Convertible Preferred Stock	-	1,398,158
	24,994,143	10,587,515

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

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 amends ASC Subtopic 326-20 to provide a practical expedient for all entities and an accounting policy election for all entities, other than public business entities, that elect the practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. ASU 2025-05 is effective for all business entities for annual periods beginning after December 15, 2025, with early adoption permitted. The Company adopted ASU 2025-05 effective January 1, 2026. There was no material impact to the Company’s unaudited condensed consolidated financial statements as a result of adopting ASU 2025-05.

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

NOTE 3 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of:

	March 31, 2026	December 31, 2025
Accrued bonuses	$746,000	$713,500
Insurance financing arrangement	28,774	42,282
Accrued credit card payable	34,515	143,073
Accrued consulting fees	137,122	55,829
Other accrued expenses	1,328	27,363
Total accrued expenses and other current liabilities	$947,739	$982,047

NOTE 4 - STOCKHOLDERS’ EQUITY

Warrant Exercise and Issuance

On February 6, 2024, the Company entered into agreements with certain holders of its existing warrants exercisable for an aggregate of 3,351,580 shares of its Common Stock (collectively, the “Existing Warrants”), to exercise their warrants at a reduced exercise price of $2.33 per share, in exchange for the issuance of new warrants (the “New Warrants”) as described below (the “Warrant Exercise and Issuance”). The reduction of the exercise price of the Existing Warrants and the issuance of the New Warrants was structured as an at-market transaction under Nasdaq rules. Of the 3,351,580 shares of Common Stock underlying the Existing Warrants, 918,055 shares issuable to Auctus Fund, LLC (“Auctus”) were held in abeyance as of December 31, 2025, due to Auctus’ maximum beneficial ownership limitation (the “Abeyance Shares”). On February 10, 2026, the Company issued 170,000 shares of Common Stock to Auctus in partial satisfaction of Abeyance Shares. On February 13, 2026, the Company issued the remaining 748,055 shares of Common stock in full satisfaction of Abeyance Shares. Following such issuances, there are no remaining Abeyance Shares.

In consideration for the immediate exercise of the Existing Warrants for cash and the payment of $0.125 per share underlying the New Warrants, the exercising holders received the New Warrants to purchase shares of Common Stock in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The New Warrants are exercisable until February 8, 2029 into an aggregate of 2,513,686 shares of Common Stock at an exercise price of $2.43 per share. The securities offered in the private placement have not been registered under the Securities Act or applicable state securities laws. Accordingly, the securities may not be offered or sold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and such applicable state securities laws. As part of the transaction, the Company filed a resale registration statement with the SEC to register the resale of the shares of Common Stock underlying the New Warrants, which was declared effective by the SEC on April 18, 2024.

Prior to the Warrant Exercise and Issuance, the Existing Warrants were classified as derivative liabilities. Additionally, the Company analyzed the form of the New Warrants and determined that they should be classified as derivative liabilities in accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. Under the Existing Warrants and New Warrants, the Company did not control the occurrence of events, such as a tender offer or exchange, that may have triggered cash settlement of the New Warrants and not have resulted in a change of control of the Company. As a result, the Existing Warrants and New Warrants did not meet the criteria for equity treatment.

On February 24, 2026, in connection with the conversion of all outstanding shares of the Company’s Series B Preferred Stock (see “Series B Preferred Stock Conversion” below), the Company reassessed the classification of the derivative liability classified Existing Warrants and New Warrants under ASC 815-40. Following the Series B Preferred Stock conversion, the Company’s voting equity capital structure consists of a single class of Common Stock, such that a tender offer or exchange, that may trigger cash settlement of the Existing Warrants or New Warrants, will now result in a change of control of the Company. Accordingly, the Company concluded that, as of February 24, 2026, the conditions previously precluding equity classification were no longer present.

On February 24, 2026, the Company remeasured the Existing Warrants and New Warrants to fair value, recognized a gain on change in fair value of $1,220,121 within the unaudited condensed consolidated statements of operations for the three months ended March 31, 2026, and reclassified the remaining aggregate fair value of $179,228 from warrant liabilities to additional paid-in capital. Following the reclassification, the Existing Warrants and New Warrants are classified as equity and no further fair value remeasurement will be performed. See Note 5 — Fair Value Measurement for additional details.

Warrants

See Note 5 – Fair Value Measurement for details regarding the valuation of the Existing Warrants and New Warrants on the date of reclassification.

The Company estimated the grant-date fair value of the Placement Agent Warrants to be $200,405 using the Black-Scholes option pricing model. The following table shows the detail of the valuation assumptions used:

February 13, 2026
Risk free interest rate	3.61%
Expected term (years)	5.00
Expected volatility	100%
Expected dividends	0.00%

A summary of the Company’s warrant activity and related information follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, January 1, 2026	4,495,038	$4.94
Granted	17,010,715	0.32
Exercised	(1,725,000)	0.00
Expired	-	-
Outstanding, March 31, 2026	19,780,753	$1.40	4.30	$-

Exercisable, March 31, 2026	19,780,753	$1.40	4.30	$-

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

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Three Months Ended
	March 31,
	2026	2025
Risk free interest rate	N/A	4.31 - 4.40%
Expected term (years)	N/A	2.77 - 5.38
Expected volatility	N/A	98.65 - 99.10%
Expected dividends	N/A	0.00%

There were no stock options granted during the three months ended March 31, 2026. Stock options granted during the three months ended March 31, 2025 had a weighted-average grant date fair value of $1.88 per share.

A summary of the stock option activity during the three months ended March 31, 2026 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2026	5,266,600	$2.57
Granted	-	-
Exercised	-	-
Forfeited	(53,210)	1.82
Outstanding, March 31, 2026	5,213,390	$2.58	7.3	$-

Exercisable, March 31, 2026	4,195,500	$2.67	6.9	$-

Stock-Based Compensation Expense

The following table presents information related to stock-based compensation expense:

	For the Three Months Ended		Unrecognized at	Weighted Average Remaining
	March 31,		March 31,	Amortization Period
	2026	2025	2026	(Years)
Research and development	$132,590	$932,573
General and administrative	157,625	1,076,553
Total	$290,215	$2,009,126	$1,178,846	1.51

ATM Sales

During February 2025, the Company sold 492,087 shares of its Common Stock under an at-the-market (the “ATM”) program with a weighted-average gross price of approximately $2.20 per share and raised $1,083,915 of gross proceeds. During the three months ended March 31, 2025, the total commissions and related legal and accounting fees incurred from the ATM Offering were $33,608 and the Company received net proceeds of $1,050,307. During the three months ended March 31, 2025, the Company reclassified previously capitalized deferred offering costs of $148,697 to additional paid-in capital.

Rodman Offering

On February 13, 2026, the Company completed a public offering through Rodman & Renshaw LLC (“Rodman”), as placement agent (the “Rodman Offering”), of an aggregate of (a) 12,560,715 units (the “Common Units”), consisting of (i) 12,560,715 shares (the “Shares”) of Common Stock, and (ii) five-year warrants to purchase up to 12,560,715 shares of Common Stock (the “Common Stock Warrants”), at an offering price of $0.35 per Common Unit, and (b) 1,725,000 units (the “Pre-Funded Units”), consisting of (i) pre-funded warrants to purchase up to 1,725,000 shares of Common Stock at an exercise price of $0.0001 per share (the “Pre-Funded Warrants”) and (ii) Common Stock Warrants to purchase up to 1,725,000 shares of Common Stock at an offering price of $0.3499 per Pre-Funded Unit. Immediately upon the closing of the Rodman Offering, certain holders of Pre-Funded Warrants exercised their Pre-Funded Warrants for the purchase of an aggregate of 1,325,000 shares of Common Stock. On March 13, 2026, the remaining individual holder exercised its Pre-Funded Warrant for the purchase of 400,000 shares of Common Stock.

The Common Stock Warrants (i.e., warrants for the purchase of an aggregate of 14,285,715 shares of Common Stock) have an exercise price of $0.35 per share, were immediately exercisable upon issuance and expire five years after the date of issuance. The Pre-Funded Warrants had an exercise price of $0.0001 per share and were exercised in full during the three months ended March 31, 2026. The gross proceeds of the Rodman Offering were approximately $5.0 million, before deducting placement agent fees and expenses and offering expenses payable by the Company. In connection with the Rodman Offering, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional investors. Pursuant to the Securities Purchase Agreement, the Company agreed not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or any securities convertible into or exercisable or exchangeable for shares of Common Stock or file any registration statement or prospectus, or any amendment or supplement thereto for 90 days after the closing date of the Rodman Offering, subject to certain exceptions. In addition, the Company has agreed not to effect or enter into an agreement to effect any issuance of Common Stock or any securities convertible into or exercisable or exchangeable for shares of Common Stock involving a variable rate transaction (as defined in the Securities Purchase Agreement) until the nine-month anniversary of the closing date of the Rodman Offering, subject to certain exceptions.

In connection with the Rodman Offering, the Company entered into a placement agency agreement, dated February 11, 2026, with Rodman pursuant to which the Company engaged Rodman as the exclusive placement agent in connection with the Rodman Offering. The Company agreed to pay Rodman a cash fee equal to 7% of the aggregate gross proceeds received in the Rodman Offering. The Company also agreed to reimburse Rodman for up to $100,000 for out-of-pocket expenses for legal fees and other expenses. In addition, the Company agreed to issue to Rodman, at the closing of the Rodman Offering, warrants, exercisable from the date of issuance until the five year anniversary of the commencement of sales, to purchase up to 1,000,000 shares of Common Stock (which represents 7% of the aggregate number of shares of Common Stock, inclusive of shares of Common Stock issuable upon the exercise of Pre-Funded Warrants, sold in the Rodman Offering), at a per share exercise price of $0.4375 (which represents 125% of the public offering price per Common Unit) (the “Placement Agent Warrants”).

Series B Preferred Stock Conversion

On February 24, 2026, Auctus converted its remaining 1,398,158 shares of Series B Preferred Stock into 1,398,158 shares of Common Stock. Following this conversion, no shares of Series B Preferred Stock remain outstanding as of March 31, 2026.

Common Stock Repurchase Program

On June 16, 2025, the Company’s Board of Directors authorized a Common Stock repurchase program under which the Company may repurchase up to $2,000,000 of its outstanding Common Stock through June 16, 2026. No repurchases have been made as of March 31, 2026.

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

During the three months ended March 31, 2026, the Company issued 918,055 shares of Common Stock to Auctus in full satisfaction of shares held by abeyance.

In addition, during the three months ended March 31, 2026, the Company issued: (i) 12,560,715 shares of Common Stock, and 1,725,000 shares of Common Stock upon the exercise of all outstanding Pre-Funded Warrants, in connection with the Rodman Offering (see “Rodman Offering” above); and (ii) 1,398,158 shares of Common Stock upon the conversion of the remaining outstanding shares of Series B Preferred Stock (see “Series B Preferred Stock Conversion” above).

NOTE 5 – FAIR VALUE MEASUREMENT

On February 24, 2026, the Company estimated the aggregate fair value of the Existing Warrants and New Warrants to be $179,228 using the Black-Scholes option price model (Level 3 inputs). The change in fair value of $1,220,121 from January 1, 2026 through February 24, 2026 is included in gain on change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2026. On that date, the Existing Warrants and New Warrants were reclassified from warrant liabilities to additional paid-in capital, and no warrant liability remains outstanding as of March 31, 2026. The following table shows the detail of the valuation assumptions used:

February 24, 2026
Risk free interest rate	3.47%-3.57%
Expected term (years)	0.71 - 2.96
Expected volatility	109% - 129%
Expected dividends	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 liabilities that are measured at fair value on a recurring basis during the three months ended March 31, 2026 and three months ended March 31, 2025:

	For the Three Months Ended March 31,
	2026	2025
Balance, January 1,	$1,399,349	$2,520,851
Change in fair value of warrant liability	(1,220,121)	634,119
Reclassification of warrant liability	(179,228)	-
Balance, March 31,	$-	$3,154,970

Assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements at reporting date using:
	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Fair Value
Assets:
Marketable securities as of March 31, 2026	$479,351	$-	$-	$479,351
Marketable securities as of December 31, 2025	$1,441,734	$-	$-	$1,441,734

Liabilities:
Warrant liabilities as of March 31, 2026	$-	$-	$-	$-
Warrant liabilities as of December 31, 2025	$-	$-	$1,399,349	$1,399,349

NOTE 6 – SUBSEQUENT EVENTS

Authorized Capital

On April 2, 2026, the Company’s Board of Directors approved an increase in the number of authorized shares of Common Stock to 1,500,000,000, subject to stockholder approval.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which was filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2026.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 26, 2026, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

●	our ability to obtain financing needed to complete our clinical trials and implement our business plan;

●	our ability to successfully develop and commercialize BRTX-100, our lead product candidate for the treatment of chronic lumbar disc disease, as well as our metabolic ThermoStem Program and commercial biocosmeceuticals platform;

●	our ability to protect our proprietary rights;

●	our ability to achieve and sustain profitability of the existing lines of business;

●	our ability to attract and retain world-class research and development talent;

●	our ability to attract and retain key science, technology and management personnel and to expand our management team;

●	the accuracy of estimates regarding expenses, future revenue, capital requirements, profitability, and needs for additional financing;

●	business interruptions resulting from geo-political actions, including war and terrorism or disease outbreaks;

●	our ability to attract and retain customers;

●	our ability to navigate through the increasingly complex therapeutic regulatory environment;

●	our ability to successfully engage in any new business lines that we pursue; and

●	risks related to our failure to meet the continued listing requirements of Nasdaq which could result in a delisting of our Common Stock.

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

As of March 31, 2026, our accumulated deficit was $172,075,095 We have historically only generated a modest amount of revenue, and our losses have principally been operating expenses incurred in research and development, marketing and promotional activities in order to commercialize our products and services, plus costs associated with meeting the requirements of being a public company. We expect to continue to incur substantial costs for these activities over at least the next year.

Business Overview

We develop therapeutic products and medical therapies using cell and tissue protocols, primarily involving adult stem cells.

We are currently pursuing our Disc/Spine Program with our initial investigational therapeutic product being called BRTX-100. In March 2022, a United States patent issued in our Disc/Spine Program. Pursuant to authorization received from the FDA, we are conducting a Phase 2 clinical trial investigating the use of BRTX-100 in the treatment of chronic lower back pain arising from degenerative disc disease. We have received a license from the New York State Department of Health to act as a tissue bank for mesenchymal stem cell processing. In June 2023, we received a unanimous recommendation from the Data Safety Monitoring Board to continue our Phase 2 clinical trial without any changes. We have obtained a worldwide (excluding Asia and Argentina) exclusive license to use technology for investigational adult stem cell treatment of disc and spine conditions, including protruding and bulging lumbar discs. The technology is an advanced stem cell injection procedure that may offer relief from lower back pain, buttock and leg pain, and numbness and tingling in the leg and foot. We are investigating the expansion of the clinic application of BRTX-100 to other indications within the body.

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

In addition, in continuation of our mission of developing and commercializing cell-based biologics, we have developed a biologics-based cosmetic products business through which we formulate, manufacture and sell products designed for cosmetic and aesthetic uses. Our biocosmeceutical product offerings consist of two product lines: ExoCR, which is sold pursuant to a supply agreement with Cartessa Aesthetics, LLC (“Cartessa”), a North American aesthetic company, and BioX, which we commenced selling commercially during the three months ended March 31, 2026 to multiple customers in the ordinary course of business.

Revenue

We derive royalty revenue pursuant to a license agreement with a stem cell treatment company (the “SCTC”) entered into in January 2012, as amended in November 2015 and November 2022. Pursuant to the license agreement, the SCTC granted to us an exclusive license to use certain intellectual property related to, among other things, stem cell disc procedures and we have granted to the SCTC a sublicense to use, and the right to sublicense to third parties the right to use, in certain locations in the United States and the Cayman Islands, certain of the licensed intellectual property. In consideration of the sublicenses, the SCTC has agreed to pay us royalties on a per disc procedure basis.

We also derive product revenue from sales of our biocosmeceutical product offerings. During the three months ended March 31, 2026, we derived $11,870 of product revenue, all of which was generated from sales of our BioX product line. We did not derive any revenue from our supply agreement with Cartessa during the three months ended March 31, 2026. We did not generate any product revenue during the three months ended March 31, 2025.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

Our financial results for the three months ended March 31, 2026 are summarized as follows in comparison to the three months ended March 31, 2025:

	For the Three Months Ended
	March 31
	2026	2025

Revenues	$23,170	$25,000
Cost of goods sold	7,385	2,909
Gross profit	15,785	22,091

Operating Expenses:
Research and development	1,926,311	2,646,900
General and administrative	1,475,207	2,182,725
Total Operating Expenses	3,401,518	4,829,625
Loss From Operations	(3,385,733)	(4,807,534)

Other Income (Expense):
Dividend and interest income, net	5,479	100,608
Other income	5,728	1,246
Change in fair value of warrant liabilities	1,220,121	(634,119)
Total Other Income (Expense)	1,231,328	(532,265)
Net Loss	$(2,154,405)	$(5,339,799)

Revenues

For the three months ended March 31, 2026, we generated total revenues of $23,170, comprised of $11,870 of product revenue and $11,300 of royalty revenue, as compared to total revenues of $25,000, comprised entirely of royalty revenue, for the three months ended March 31, 2025. Royalty revenue, which is derived from our sublicense agreement with the SCTC, decreased by $13,700, or 54.8%, to $11,300 from $25,000, primarily due to a decrease in disc procedures performed by the SCTC. Product revenue, which is derived from sales of our biocosmeceutical product offerings, increased by $11,870 to $11,870 from $0, due to the commencement of commercial sales of our BioX product line during the three months ended March 31, 2026.

Research and Development

Research and development expenses include cash compensation of (a) our Vice President of Research and Development; (b) our Scientific Advisory Board members; and (c) laboratory staff and costs related to our brown fat and disc/spine initiatives. Research and development expenses are expensed as they are incurred. For the three months ended March 31, 2026, research and development expenses decreased by $720,589 or 27.2%, as compared to the three months ended March 31, 2025. The decrease is primarily attributed to a decrease in stock-based compensation expense of $799,983, a decrease in general lab supplies expense of $83,447, and a decrease in bonus expense of $61,625, partially offset by an increase in recruitment and other costs for our Phase 2 clinical trial of $230,824.

General and Administrative

General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and stock-based compensation to employees, as well as corporate expenses such as legal and professional fees, investor relations and occupancy-related expenses. For the three months ended March 31, 2026, general and administrative expenses decreased by $707,518, or 32.4%, as compared to the three months ended March 31, 2025. The decrease is primarily attributed to a decrease in stock-based compensation expense of $918,928, partially offset by an increase in professional fees of $141,428, an increase in headcount costs of $64,583 and an increase in consulting expense of $17,019.

Dividend and Interest Income, net

For the three months ended March 31, 2026, dividend and interest income, net of interest expense decreased by $95,129, or 95%, to $5,479 as compared to interest income of $100,608 for the three months ended March 31, 2025. The change was primarily due to a decrease in interest income from the investments held in marketable securities due to a lower average balance of the marketable securities during 2026 as compared to 2025.

Other Income

For the three months ended March 31, 2026, other income was $5,728, as compared to other income of $1,246 for the three months ended March 31, 2025.

Change in Fair Value of Warrant Liabilities

For the three months ended March 31, 2026, we recognized a gain on the change in fair value of warrant liabilities of $1,220,121, primarily reflecting the decrease in our stock price between January 1, 2026 and February 24, 2026, the date on which the warrants previously classified as derivative liabilities were reclassified to equity. For the three months ended March 31, 2025, we recognized a loss on the change in fair value of warrant liabilities of $634,119 related to the increase in our stock price during that period.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$3,112,679	$1,511,188
Investments held in marketable securities	$479,351	$1,441,734
Working capital (deficiency)	$2,185,071	$(586,029)

Working capital increased by $2,771,100, from a working capital deficiency of $586,029 at December 31, 2025 to working capital of $2,185,071 at March 31, 2026. The increase in working capital was driven primarily by a $1,399,349 reduction in current liabilities resulting from the reclassification of warrant liabilities to equity in connection with the conversion of the Series B Convertible Preferred Stock, a $674,597 decrease in accounts payable, and a net increase in current assets, of which cash and cash equivalents increased by $1,601,491 (partially offset by a $962,383 decrease in investments held in marketable securities). The net increase in cash and cash equivalents reflected $4,440,836 of cash provided by financing activities and $968,447 of cash provided by investing activities, partially offset by $3,807,792 of cash used in operating activities.

Availability of Additional Funds

For the three months ended March 31, 2026, we had a net loss of $2.2 million and negative cash flows from operations of $3.8 million, and as of March 31, 2026, we had working capital of $2.2 million. We anticipate that we will continue to incur net losses and negative cash flows from operations as we execute our development plans during 2026 and beyond, as well as other potential strategic and business development initiatives. Based on these conditions, we believe we do not have sufficient cash for at least twelve months after the issuance date of the financial statements included in this Quarterly Report which raises substantial doubt about our ability to continue as a going concern.

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

Nasdaq Listing Compliance

On March 26, 2026, we received a notification letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we are not in compliance with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum closing bid price of $1.00 per share. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have an initial compliance period of 180 calendar days, or until September 22, 2026, to regain compliance. We intend to monitor the closing bid price of our Common Stock and consider available options to resolve the noncompliance, including effecting a reverse stock split of our Common Stock. There can be no assurance that we will regain compliance with the minimum bid price requirement or otherwise be in compliance with the Nasdaq listing criteria. See Note 1 to the unaudited condensed consolidated financial statements for additional information.

Cash Flows

During the three months ended March 31, 2026 and 2025, our sources and uses of cash were as follows:

	Three Months Ended March 31,
	2026	2025
Net Cash Used In Operating Activities	$(3,807,792)	$(2,778,786)
Net Cash Provided By Investing Activities	$968,447	$2,366,967
Net Cash Provided By Financing Activities	$4,440,836	$1,092,718
Net Increase in Cash	$1,601,491	$680,899

Operating Activities

Net cash used in operating activities was $3,807,792 for the three months ended March 31, 2026, primarily due to cash used to fund the net loss of $2,154,405, adjustments to net non-cash expenses of $883,576, and $769,811 of cash used in changes in operating assets and liabilities. Net cash used in operating activities was $2,778,786 for the three months ended March 31, 2025, primarily due to cash used to fund the net loss of $5,339,799 and $31,214 of cash used in changes in operating assets and liabilities, partially offset for adjustments to net non-cash expenses of $2,592,227.

Investing Activities

Net cash provided by investing activities was $968,447 for the three months ended March 31, 2026 primarily due to sales of marketable securities which provided $1,043,367 of cash, partially offset by purchases of marketable securities which used $74,920 of cash. Net cash provided by investing activities was $2,366,967 for the three months ended March 31, 2025 primarily due to sales of marketable securities which provided $3,456,535 of cash, partially offset by purchases of marketable securities which used $1,053,168 of cash and a purchase of equipment which used $36,400 of cash.

Financing Activities

Net cash provided by financing activities was $4,440,836 for the three months ended March 31, 2026 due to the issuance of Common Stock and pre-funded warrants in the Rodman public offering which provided gross proceeds of $5,000,000 of cash, partially offset by the payment of issuance costs which used $559,164 of cash. Net cash provided by financing activities was $1,092,718 for the three months ended March 31, 2025 due to the issuance of Common Stock in an at-the-market offering which provided $1,083,915 of cash and the exercise of stock options which provided $42,411 of cash, partially offset by the payment of issuance costs which used $33,608 of cash.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of March 31, 2026.

Management has completed such evaluation and has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is appropriate to allow timely decisions regarding required disclosures. As a result of the material weaknesses in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of March 31, 2026 were not effective.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weaknesses in our internal control over financial reporting were present as of December 31, 2025 and continued to exist as of March 31, 2026:

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

Changes in Internal Control Over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting that occurred during our first quarter of 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

An investment in our Common Stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 26, 2026, and the other information contained in that report and in this quarterly report in evaluating the Company and its business before purchasing shares of our Common Stock. Our business, operating results and financial condition could be adversely affected due to any of those risks.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the three months ended March 31, 2026, we did not have any unregistered sales of equity securities.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation	8-K	3.3	1/5/2023
3.2	Bylaws	8-K	3.5	1/5/2023
4.1	Form of Common Stock Warrant	S-1	4.2	2/9/2026
4.2	Form of Placement Agent Warrant	S-1	4.4	2/9/2026
10.1	Form of Securities Purchase Agreement, dated February 11, 2026, by and between BioRestorative Therapies, Inc. and the purchasers thereto	S-1	10.50	2/9/2026
10.2	Placement Agency Agreement, dated February 11, 2026, by and between BioRestorative Therapies, Inc. and Rodman & Renshaw LLC	8-K	10.2	2/13/2026
31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)

*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIORESTORATIVE THERAPIES, INC.

By:	/s/ Lance Alstodt
Lance Alstodt
Chief Executive Officer, President, and Chairman of the Board
(Principal Executive Officer)
Date:	May 14, 2026

By:	/s/ Robert E. Kristal
Robert E. Kristal
Chief Financial Officer
(Principal Financial Officer)
Date:	May 14, 2026

